Form 10-K405
period 2000-03-31
SELECTICA INC
filed 2000-06-28
CIK 1090908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-26130

                                SELECTICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0432030
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 3 WEST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA                     95134-2111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 570-9700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                               $0.0001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2000 was approximately $734,965,818.80. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes..

     The number of shares outstanding of the registrant's common stock as of May 31, 2000 was 35,942,588.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on September 13, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                SELECTICA, INC.

                            FORM 10-K ANNUAL REPORT
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   22
Item 6.   Selected Consolidated Financial Data........................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   24
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   30
Item 8.   Consolidated Financial Statements and Supplementary Data....   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   32

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   33
Item 11.  Executive Compensation......................................   33
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   33
Item 13.  Certain Relationships and Related Transactions..............   33

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   34

Signatures............................................................

     In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2000. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

                                     PART I

ITEM 1. BUSINESS

                               BUSINESS OVERVIEW

     Selectica is a leading provider of Internet selling system software and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Using our Internet selling system software, businesses can guide their customers, partners and employees through the selection, configuration, pricing, quotation and fulfillment processes. Our Internet selling system solution allows companies to use the Internet platform to deploy selling applications to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs. Our product architecture has been designed specifically for the Internet, providing our solution with scalability, reliability and flexibility. Additionally, our Internet selling system solution has been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems, providing an easy-to-install application designed to reduce deployment time. Our current customers include 3Com, Allied Signal, Aspect, BMW, Communications, Centigram, Cisco, Cooper Cameron, Dell, Fireman's Fund, Fujitsu, Hewlett-Packard, Highmark Blue Cross Blue Shield, Louis Vuitton Moet & Hennessy, Redback Networks, RTS Software, Samsung and Sun Microsystems.

INDUSTRY BACKGROUND

  Evolution of Electronic Commerce

     The Internet is transforming the business environment by increasing competition and enabling the development of new business models. People, businesses and other organizations are using the Internet as a platform to communicate, collaborate, access information and conduct business with greater speed and efficiency. As a result, business-to-business, business-to-consumer and business-to-employee interactions are being fundamentally altered. In order to remain competitive, companies must find innovative ways to sell, increase efficiencies in the sales cycle and deliver greater customer satisfaction. Forrester Research estimates that the combined value of business-to-consumer and business-to-business transactions conducted via the Internet will grow to over $1.4 trillion by 2003. A growing number of companies are seeking to leverage the Internet to market and sell their products and services. To date, many electronic commerce transactions have been simple purchases of products such as books, compact discs, stocks and toys. We believe, however, that the growth in electronic commerce will be driven by the ability of companies to complete complex transactions such as business-to-business electronic commerce and the sale of consumer products and services involving multiple features, options or involving custom pricing or service options.

  Complexity in Electronic Commerce

     Complexity in the selling process manifests itself in many ways. One type is product complexity, where the product has many possible features, with factors interacting with one another and with other factors to influence the performance or manufacturability of that item. Examples of complex products include networking and telecommunications equipment, automobiles and computers. A second type of complexity is needs complexity, in which the product or service itself may be relatively simple, such as an insurance policy or a printer, but the factors that go into evaluating a specific customer's needs and pairing those needs with the optimal product or service may be complex. A third type of complexity comes from flexible or customized pricing and discounting schemes, including those based on the features of the product.

     The completion of a complex sales transaction depends on a seller's ability to identify and satisfy a buyer's needs. In traditional sales, companies rely on trained salespeople to interact with customers to address customer needs, explain product features and ultimately consummate the sale. To date, many electronic commerce web sites have been static collections of non-interactive content, and have limited ability to assist and guide a customer through a purchase decision. Using the Internet to complete complex sales transactions, however, requires businesses to implement a sophisticated system that performs the traditional role of the salesperson throughout the sales lifecycle of the products and services. We believe that such a system must also be able to take advantage of the emergence of the Internet as an application platform.

  The Internet as an Emerging Platform for Business Applications

     In parallel with the growth of electronic commerce, the Internet is becoming a technology platform for business application deployment. Traditionally, companies seeking to improve their operations have implemented applications such as Enterprise Resource Planning (ERP), customer relationship management (CRM) or sales force automation (SFA) software based on client-server architectures that require a significant part of the application to be loaded on every user's computer. With the emergence of the Internet platform, companies are able to more broadly and cost effectively deploy business applications to customers, partners and employees and make the most current application and information immediately available on Internet-enabled devices. We believe that a selling application based on the Internet platform offers significant advantages over one based on traditional client-server architectures, such as the ability to be deployed on a broad range of browser-enabled devices and easy integration with other Internet-based applications and legacy systems, including those running on relational database management systems, or RDBMS.

  Limitations of Existing Solutions

     Until recently, businesses have generally attempted to address the challenges of complexity in the selling process by building in-house solutions. These solutions often require significant up-front development costs and lengthy deployment periods. Furthermore, due to the rapid pace of change in products and business processes, companies often find it difficult and expensive to maintain these systems and integrate new functionality and technologies. As a result, businesses are seeking to implement third-party packaged applications.

     Current commercially available software designed to help companies address the challenges of complexity in the selling process may have one or more of the following limitations:

     - have not been engineered for the Internet platform and, as a result are not easily deployed across a broad range of Internet-enabled devices;

     - require significant custom programming for deployment and maintenance;

     - provide a limited interactive experience; or

     - employ application architectures that limit their scalability and reliability.

     We believe that there is a significant opportunity for an Internet selling system that leverages the Internet platform to enable companies to efficiently sell complex products and services using a broad range of Internet-enabled devices.

SELECTICA SOLUTIONS

     Our ACE suite of products is a comprehensive Internet selling system solution that is designed to enable businesses to easily develop and rapidly deploy an Internet sales channel that interactively assists their customers, partners and employees through the selection, configuration, pricing, quoting and fulfillment processes. Our Internet selling system solution allows companies to use the Internet platform to deploy a selling application to many points of contact including personal computers, in-store kiosks and mobile devices including PDAs and cellular phones, while offering customers, partners and employees an interface customized to meet their specific needs. ACE is built using Java technology and utilizes a unique knowledge base business logic engine, repository, and a multi-threaded architecture. This design enable the ACE server to reduce the amount of memory used to support new user sessions, and to rapidly deploy without custom programming, a cost-effective, robust and highly scalable, Internet-enhanced sales channel.

     Some of the major design benefits of Selectica's Internet selling system solution are described below:

  Provides Comprehensive Solution

     ACE provides the functionality for Internet selling in a single comprehensive solution. Our Internet selling system solution has been developed with an open architecture that leverages data in existing enterprise applications, such as ERP systems, providing an easy-to-install application that is designed to reduce deployment time.

  Opportunity for Increased Sales

     We enable sellers of complex products and services to reach and sell to additional customers by enabling them to use the Internet as an effective sales channel. Our Internet selling system solution is designed for the Internet platform, providing increased scalability and allowing companies to sell over a broad range of Internet-enabled devices, including devices with limited processing power, such as mobile devices.

  Shorten Sales Cycle

     Generally, in a traditional sales environment for complex products and services, prospective buyers repeatedly interact with a seller's sales force to determine an appropriate configuration and pricing. Selectica's ACE software is designed to enable companies to reduce the time required to convert interested prospects into customers in several ways, including:

     - providing comprehensive product information to the customer or sales person at the point of sale without requiring interaction with product experts; and

     - automating the pricing and configuration of complex products and services, thereby providing customers with accurate, real-time information.

  Improves Efficiency of the Indirect Sales Channel

     Using our Internet selling system solution, companies can enable their channel partners, such as distributors and resellers to access their selling tools and product information. This allows distributors and resellers to effectively sell complex products and services with less support from the company. It also improves order accuracy, which results in greater efficiency and increased customer satisfaction.

  Opportunity for Greater Revenue per Customer

     Sellers can use our Internet selling system solution to perform real-time analysis and optimization to identify cross-selling and up-selling opportunities, thereby increasing average order size. For example, a prospective buyer of a computer may be prompted by ACE to consider additional features such as increased memory or complementary products such as a printer, based on specific selections made. In addition, by enabling companies to build an easy-to-use selling channel that is always available to their customers, ACE allows companies the opportunity to capture a greater percentage of their customers' business.

  Allows Selling Process to Support Key Business Goals

     ACE enables companies to ensure that all orders conform to specific criteria. For example, if a company had a minimum gross margin requirement for a given product, ACE could ensure that the features and options chosen will result in a product that meets the company's margin objectives. ACE also improves inventory management. For example, ACE can automatically promote the sale of a product for which there is excess inventory.

  Enhances Customer Relations

     ACE enables a seller of complex products and services to present each customer with different options based upon the customer's specified needs. This customization of the selling process actively engages the customer in the decision making process. ACE also ensures that customers arrive at a product configuration that meets the business and manufacturing guidelines of the company. We believe that ACE's functionality enhances customer loyalty and satisfaction, which may result in increased sales.

  Rapid Deployment and Reduced Costs of Ownership

     An effective Internet selling system requires the user to build a knowledge base that captures its product configurations and selling rules. ACE allows users to build, tailor and maintain their knowledge base without custom programming. This enables users to rapidly deploy our Internet selling system solution. It also reduces the need for expensive technical specialists and programmers to maintain and enhance their businesses' Internet selling systems.

SELECTICA PRODUCTS

     The following table provides a list of our products and a brief description of the features and benefits to our customers.

        PRODUCT                      FEATURES                           BENEFITS
        -------                      --------                           --------
ACE Enterprise           Electronic commerce configuration  Enables customized, one-to-one
  Server...............  engine                             selling on the Internet
                         Highly scalable                    Designed to support millions of
                         Internet-architecture              simultaneous users by simply
                                                            installing more servers
                         Java-based                         Platform independence
                         Supports open standard             Integrates with other Internet
                         integration interfaces             based applications and legacy
                                                            systems
                         Dynamic information update         Can update product information
                                                            without stopping selling process
                         Easy-to-use, dynamically           Maximizes sales for productivity
                         generated, customized interface    by reducing sales training time
                         Supports devices with limited      Can be deployed on a broad range
                         processing power                   of devices
                         HTML-based client                  Designed to Run on any device
                                                            with a standard Internet browser
ACE Mobile.............  Includes the features of ACE
                         Enterprise with the following
                         additional features:
                         Complete stand-alone selling       Enables mobile users to access
                         system that runs on laptop         our customers' Internet selling
                         computers                          systems with the same user
                                                            interface as a connected system
                         Automatically synchronizes         Enables updated product and
                         knowledge bases and quotes         pricing information and orders

        PRODUCT                      FEATURES                           BENEFITS
        -------                      --------                           --------
ACE Enterprise           Administers multiple ACE           Add and remove ACE Enterprise
  Manager..............  Enterprise Servers and ACE Mobile  Servers without stopping the selling process
                         Dynamically scales the load        Optimizes available CPU, or
                         distribution as more servers are   central processing unit,
                         added                              resources
ACE Quoter.............  Central server and storage         Enables users to generate, save
                         facility for customer orders,      and revise quotes online
                         configurations and pricing
                         information
                         Provides easy access from remote   Enables accurate quotes and
                         devices to quote archives          orders
ACE Studio.............  Model, test and debug using a      Simplifies development process
                         single tool
                         Graphical knowledge base and user  Enables application deployment
                         interface development tools        and maintenance by non-technical
                                                            personnel
ACE Repository.........  Database that stores knowledge     Provides an audit trail for the
                         base in readable, queryable        maintenance of large knowledge
                         format                             bases
ACE Connector..........  Provides access to other           Enables easy integration and
                         enterprise applications            reduces costs and deployment time

SELECTICA'S TECHNOLOGY

     We have developed an innovative architecture for developing a personalized, intuitive, interactive and scalable Internet selling system solution that includes selection, configuration, pricing, quoting and fulfillment processes. The four key technological advantages of our Internet selling system solution include:

     - a declarative constraint engine;

     - an integrated modeling environment;

     - a multi-threaded server; and

     - a scalable, thin-client architecture.

  Declarative constraint engine

     Most existing configurators are custom programs that were written specifically for the product or family of products being configured. This means both the configuration logic and the data describing product attributes are combined in a single computer program that requires significant reprogramming to reflect simple product changes. In contrast, our Internet selling system solution utilizes a constraint-based engine that is separate from the data describing the product attributes. This allows businesses to easily create and modify the knowledge base to reflect product changes utilizing our integrated modeling environment thereby eliminating the need for expensive programming teams.

     Our engine, written in Java, is easily deployed on various operating platforms. The use of Java allows us to support a range of deployment environments including Java applications in a notebook computer and ACE Enterprise server generated browser-readable pages, with the same engine and the same knowledge base.

  Integrated modeling environment

     We have developed an integrated modeling environment that allows our customers to easily create a sophisticated Internet selling system solution without any programming. Our Internet selling system solution utilizes drag and drop tools that enable sales and marketing personnel, rather than expensive programmers, to maintain and enhance their businesses' Internet selling systems. Using these drag and drop tools, businesses can:

     - easily create and update knowledge bases containing product attributes;

     - create HTML-based graphical user interface, or GUI, applications;

     - test the application interactively as the application is being built and conduct batch order checks;

     - verify the semantics of the knowledge base and identify some semantic errors; and

     - create flex models from individual models.

  Multi-threaded server

     We have a highly scalable server architecture for deploying our customers' applications. The n-tier architecture, an architecture that enables multiple servers to run at the same time, allows us to support a range of configurations from a single ACE Enterprise Server, to several ACE Enterprise Servers managed via a single ACE Enterprise Manager running on an HTTP server or another server. An ACE Enterprise Manager can manage a single server running ACE Enterprise Server or multiple servers all running ACE Enterprise Servers. Our multi-threaded technologies enhance the performance for each buyer session because each session state is preserved as the buyer makes subsequent selections. Furthermore, our ACE Enterprise Server supports a large number of concurrent user sessions because the engine uses a small amount of memory for each incremental user session.

  Scalable thin-client architecture

     Our software, employing a thin-client architecture, supports an Internet computing model, enabling users to access an ISS with only an industry-standard browser on a broad range of Internet-enabled devices. Our ACE Enterprise Servers use our engine to process the user request from an HTML session, using the knowledge base and legacy data as needed, to enforce rules, eliminate incorrect choices and make calculations and then suggest choices by generating the next HTML screen dynamically. Our servers can also be accessed by custom applications using our thin-client application programming interfaces. Our ACE Enterprise Server can communicate with our ACE Quoter or one or more database servers from other vendors, and other enterprise resources, including legacy resources using ACE Connectors.

                                  COMPETITION

     Although we are a leading provider of Internet selling system software and services, the market for software products that enable electronic commerce is intensely competitive, and we expect competition in the Internet selling system software and services market to increase substantially. We encounter competition from a number of different sources, including in-house and customized Internet-development companies, companies focused on Internet selling systems and other enterprise software companies. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include Calico Commerce, FirePond and Trilogy Software. Oracle Corporation, SAP and Siebel Systems offer integrated solutions for electronic commerce incorporating some of the functionality of an Internet selling system and may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

     Competitors vary in size and in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors including the comprehensiveness of our solution, our use of

Java technology and our multi-threaded architecture, some of our competitors and potential competitors have significant advantages over us, including:

     - a longer operating history;

     - a preferred vendor status with our customers;

     - more extensive name recognition and marketing power; and

     - significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

     Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

                                   OPERATIONS

SALES AND MARKETING

     Our sales and marketing objective is to achieve broad market penetration through targeted sales and increased brand name recognition. As of March 31, 2000, our sales and marketing team consisted of 133 persons, with sales and field support personnel in California, Colorado, Delaware, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New Hampshire, New Jersey, Oklahoma, Pennsylvania, Texas, Virginia, Washington, Wisconsin, Canada, England, Germany, Australia, Mexico, and Sweden. We had 114 sales and marketing personnel located in San Jose, California.

     We sell our ACE products primarily through a direct sales force supported by telesales, system engineering and integration support. We believe that the integration of these support networks assists in both the establishment and enhancement of customer relationships. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience.

     Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management. These activities include public relations, speaking programs, seminars, direct mail, trade shows and advertising.

PROFESSIONAL SERVICES

  Consulting Services

     We maintain a highly qualified and experienced professional services organization to deliver quality Internet selling system solutions. Our professional services organization offers a broad range of services through its consulting, customer education and technical support groups. These services include product education, presales prototype development, training seminars, product installation, application development, customizations, integration and a full range of education and technical support. This organization is also responsible for training our partners to provide professional services and technical support to our customers. The professional services organization consisted of 151 people as of March 31, 2000, 46 of which are based in San Jose, California, 102 of which are based in India and 3 of which are based in the United Kingdom. Because significant portions of Internet selling system implementations can be performed away from the customer's site, we have the flexibility of being able to provide services from either our U.S. or India-based operations.

  Customer Support

     In addition to professional services, we offer various levels of product maintenance to our customers. We have generally provided maintenance services under an annual, renewable contract and our services have generally been priced as a percentage of product license fees. Customers under maintenance contracts receive technical product support and product upgrades as they are released throughout the life of the maintenance contracts. We also provide a service called Select Onsite, which consists of specialized services provided at our customers' locations.

RESEARCH AND DEVELOPMENT

     To date we have invested substantial resources in research and development. At March 31, 2000, we had approximately 102 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. Research and development expenses were $7.3 million, $3.9 million, and $2.0 million for the years ended March 31, 2000, 1999, and 1998, respectively.

     We expect that most of our new products and enhancements to existing products will be developed internally. However, we will evaluate on an ongoing basis externally developed technologies for integration into our suite of products. Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our current customer base. These updates are usually provided as part of separate maintenance agreement sold with the product license.

PROPRIETARY RIGHTS

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold one patent. We, also, currently have two pending U.S. patent applications. In addition, we have three trademarks and have applied to register two of the trademarks in the United States. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patent or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee's ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

     Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. In the past, we received correspondence from two patent holders recommending that we license their respective patents. After review of these patents, we informed these patent holders that in our opinion, it would not be necessary to license these patents. However, we may be required to license either or both patents or incur legal fees to defend our position that such licenses are not necessary. We may not be able to obtain a license to use either patent on commercially reasonable terms, or at all.

     Any threat of intellectual property litigation could force us to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant intellectual property, which license may not be available on reasonable terms;

     - redesign those products or services that incorporate such intellectual property; or

     - pay money damages to the holder of the infringed intellectual property right.

     In the event of a successful claim of infringement against us and our failure or inability to license the infringed intellectual property on reasonable terms or license a substitute intellectual property or redesign our product to avoid infringement, our business and operating results would be significantly harmed. If we are forced to abandon use of our trademark, we may be forced to change our name and incur substantial expenses to build a new brand, which would significantly harm our business and operating results.

                                   EMPLOYEES

     At March 31, 2000, we had a total of 439 employees, of which 139 were in India. Of the total, 253 were in engineering, consulting and research and development, 133 were engaged in sales, marketing and business development and 53 were in administration and finance. None of our employees is represented by a labor union and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

FACILITIES

     United States. Our principal administrative, sales, marketing, consulting, and research and development facility occupies approximately 80,000 square feet of office space in San Jose, California. The lease extends through November 2009. We believe the office space in the new facility will be adequate to meet our needs through the end of calendar 2000.

     India. We have offices in Pune and Chennai primarily for consulting and quality assurance. These facilities occupy approximately 22,500 and 1,200 square feet respectively.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

     During the quarter ended March 31, 2000, the Company submitted the following matters to its stockholders by written consent:

     Pursuant to a written consent of the stockholders of the Company on January 11, 2000, the Company's shareholders approved an Agreement and Plan of Merger the effect of which was to reincorporate the Company in Delaware. Holders of approximately 77% of the Company's common stock and 88% of the Company's preferred stock consented to the above actions and no stockholders voted against such actions.

     Pursuant to a written consent of the stockholders of the Company on January 26, 2000 the stockholders of the Company approved an amendment to the 1996 Stock Plan to increase the number of shares of Common Stock authorized by 1,000,000 shares from 6,398,590 shares to 7,398,590 shares. Holders of approximately 51% of the Company's common stock and 63% of the Company's preferred stock consented to the above actions and no stockholders voted against such actions.

     Pursuant to a written consent of the stockholders of the Company on February 11, 2000 the stockholders of the Company approved the Second Amended and Restated Certificate of Incorporation of the Company, which was filed in substantially the same form with Secretary of State of Delaware after the closing of the Company's initial public offering. The stockholders also approved the Company's 1999 Equity Incentive Plan and the 1999 Employee Stock Purchase Plan which were implemented upon the closing of the Company's initial public offering. In addition, the stockholders approved the form of Indemnification Agreement for the

Company's current and future directors and executive officers and approved an amendment to the 1996 Stock Option Plan to increase the number of shares of Common Stock authorized by 750,000 shares from 7,398,590 shares to 8,148,590 shares. Holders of approximately 74% of the Company's common stock and 84% of the Company's preferred stock consented to the above actions and no stockholders voted against such actions.

                         RISKS RELATED TO OUR BUSINESS

THE UNPREDICTABILITY OF OUR QUARTERLY REVENUES AND RESULTS OF OPERATIONS MAKES IT DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE AND MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK IF WE ARE UNABLE TO SATISFY THE EXPECTATIONS OF INVESTORS OR THE MARKET.

     In the past, our quarterly operating results have varied significantly, and we expect these fluctuations to continue. Future operating results may vary depending on a number of factors, many of which are outside of our control.

     Our quarterly revenues may fluctuate as a result of our ability to recognize revenue in a given quarter. We enter into arrangements for the sale of
(1) licenses of our software products and related maintenance contract; (2) bundled license, maintenance, and services; and (3) services on a time and material basis. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Additionally, because we rely on a limited number of customers for our revenue, the loss or delay of one prospective customer may seriously significantly harm our operating results.

     For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as we have vendor specific objective evidence of fair value of maintenance we recognize maintenance revenues over the term of the maintenance contract. For those contracts that bundle the license with maintenance, training, and/or consulting services, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement using contract accounting.

     For those arrangements accounted for using contract accounting that do not include contractual milestones or other acceptance criteria we utilize the percentage of completion method based upon input measures of hours. For those contracts that include contract milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs.

     In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. In these instances we recognize revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting we have vendor specific objective evidence of fair value for the service.

     In addition, because we rely on a limited number of customers, the timing of milestone achievement or customer acceptance by, the amount of services we provide to, or the recognition of significant license revenues upon shipment to a single customer can significantly affect our operating results. For example, our services revenues declined significantly in the quarter ended June 30, 1999 due to completion of a services contract with BMW of North America, one of our significant customers. Our license and service revenues increased significantly in the quarters ended September 30, 1999, December 31, 1999, and March 31, 2000 generally due to the addition of two new customers in each respective quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations." We intend to increase our operating expenses for the foreseeable future. Because these expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

     We may also experience seasonality in revenues. For example, our quarterly results may fluctuate based upon our customers' calendar year budgeting cycles. These seasonal variations may lead to fluctuations in our quarterly revenues and operating results.

     Based upon the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. In some future quarter, our operating results may be below the expectations of public market analysts and investors, which could cause volatility or a decline in the price of our common stock.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES IN THE NEAR-TERM.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of $3.1 million for the fiscal year ended March 31, 1998, $7.5 million for the fiscal year ended March 31, 1999 and $31.8 million for the fiscal year ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $43.1 million. We expect to increase our research and development, sales and marketing, and general and administrative expenses, and consequently our losses will continue in the future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

OUR RESULTS OF OPERATIONS WILL BE HARMED BY CHARGES ASSOCIATED WITH OUR PAYMENT OF STOCK-BASED COMPENSATION AND CHARGES ASSOCIATED WITH OTHER SECURITIES ISSUANCES BY US.

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. We have deferred compensation charges of $12.9 million for stock-based compensation and have related amortization of $1.3 million for the year ended March 31, 2000. We expect to amortize approximately $3.3 million of stock-based compensation for the fiscal year ending March 31, 2001 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value. In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was $16.4 million. In the quarter ended March 31, 2000, we incurred a charge of $9.7 million, of which $4.1 million was charged to cost of license revenues and $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. For the year ended March 31, 2001, we expect to amortize approximately $5.9 million, as an offset to revenue, in relation to the issuance of these warrants. See Note 10 of the Notes to Consolidated Financial Statements.

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKES EVALUATING OUR BUSINESS PROSPECTS AND RESULTS OF OPERATIONS DIFFICULT.

     We were founded in June 1996 and have a limited operating history. We began marketing our ACE suite of products in early 1997 and released ACE 4.0 in November 1999. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Internet selling systems.

IF THE MARKET FOR INTERNET SELLING SYSTEM SOFTWARE DOES NOT DEVELOP AS WE ANTICIPATE, OUR OPERATING RESULTS WILL BE SIGNIFICANTLY HARMED, WHICH COULD CAUSE A DECLINE IN THE PRICE OF OUR COMMON STOCK.

     The market for Internet selling system software, which has only recently begun to develop, is evolving rapidly and likely will have an increased number of competitors. Because this market is new, it is difficult to assess its competitive environment, growth rate and potential size. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.

     The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates and a sufficiently broad base of companies may not adopt Internet platform-based business applications, either of which could significantly harm our business and operating results. The failure of the market for Internet selling system software to develop, or a delay in the development of this market, would significantly harm our business and operating results.

WE FACE INTENSE COMPETITION, WHICH COULD REDUCE OUR SALES, PREVENT US FROM ACHIEVING OR MAINTAINING PROFITABILITY AND INHIBIT OUR FUTURE GROWTH.

     The market for software and services that enable electronic commerce is new, intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include Calico Commerce, FirePond and Trilogy Software. BAAN, Oracle Corporation, SAP and Siebel Systems offer integrated solutions for electronic commerce incorporating some of the functionality of an Internet selling system and may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

     Competitors vary in size and in the scope and breadth of the products and services offered. Some of our competitors and potential competitors have significant advantages over us, including:

     - a longer operating history;

     - preferred vendor status with our customers;

     - more extensive name recognition and marketing power; and

     - significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

     Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT FOR US TO FORECAST REVENUE AND AGGRAVATES THE VARIABILITY OF QUARTERLY FLUCTUATIONS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The sales cycle of our products has historically averaged between four and six months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers' internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we intend to target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products' long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE, INCLUDING MAINTAINING INTEROPERABILITY OF OUR PRODUCT WITH THE SOFTWARE AND HARDWARE PLATFORMS PREDOMINANTLY USED BY OUR CUSTOMERS, OUR PRODUCT MAY BE RENDERED OBSOLETE AND OUR BUSINESS MAY FAIL.

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Microsoft Windows 2000, Sun Solaris, IBM AIX, Linux, and HP/UX. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Internet selling system technology is complex and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

DEMAND FOR OUR PRODUCTS AND SERVICES WILL DECLINE SIGNIFICANTLY IF OUR SOFTWARE CANNOT SUPPORT AND MANAGE A SUBSTANTIAL NUMBER OF USERS.

     Our strategy requires that our products be highly scalable. To date, only a limited number of our customers have deployed our ACE products on a large scale. If our customers cannot successfully implement large-scale deployments, or if they determine that we cannot accommodate large-scale deployments, our business and operating results would be significantly harmed.

IF WE FAIL TO IMPROVE OUR ACCOUNTING AND FINANCIAL CONTROL SYSTEMS OR ACCURATELY MANAGE THE PROGRESS OF OUR CUSTOMER CONTRACTS, OUR OPERATING RESULTS WILL BE SIGNIFICANTLY HARMED.

     In the past, we have had difficulty managing our accounting and financial reporting systems and the volume and complexity of our customer contracts. We need to improve our financial and accounting controls, improve our reporting and approval procedures, expand and train key personnel within our finance and management organizations, implement more robust information systems, and accurately record and track our customer contracts. If we fail to improve our financial systems, procedures and controls or if we fail to effectively manage our customer contracts, our business and operating results would be significantly harmed.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY HARM OUR BUSINESS AND OPERATING RESULTS.

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 53% and 85% of our revenues for the fiscal years ended March 31, 2000 and 1999, respectively, and our ten largest customers accounted for 76% and 96% of our revenues for the fiscal years ended March 31, 2000 and 1999 respectively. Revenues from significant customers as a percentage of total revenues are as follows:

FISCAL YEAR ENDED MARCH 31, 2000
  LVMH......................................................   12%
  Samsung, SDS..............................................   12%
  3Com Corporation..........................................   10%
  Fireman's Fund Insurance..................................   10%

FISCAL YEAR ENDED MARCH 31, 1999
  BMW of North America......................................   60%
  Olicom....................................................   10%

     We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. Contracts with our customers can generally be terminated on short notice by the customer. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases less of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed.

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS ON DEPLOYMENT OF OUR PRODUCTS COULD RESULT IN NEGATIVE PUBLICITY AND REDUCED SALES, BOTH OF WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS AND OPERATING RESULTS.

     In the past, our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Our Internet selling system solution relies on defining a knowledge base that must contain all of the information about the products and services being configured. We have found that extracting the information necessary to construct a knowledge base can be more time consuming than we or our customers anticipate. If our customers do not devote the resources necessary to create the knowledge base, the deployment of our products can be delayed. Deploying our ACE products can also involve time-consuming integration with our customers' legacy systems, such as existing databases and enterprise resource planning software. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

IF WE ARE UNABLE TO MAINTAIN AND EXPAND OUR DIRECT SALES FORCE, SALES OF OUR PRODUCTS AND SERVICES MAY NOT MEET OUR EXPECTATIONS AND OUR BUSINESS AND OPERATING RESULTS WILL BE SIGNIFICANTLY HARMED.

     We depend on our direct sales force for all of our current sales and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability.

     There is a shortage of the sales personnel we need, such as sales engineers, and competition for qualified personnel is intense. In addition, it will take time for new sales personnel to achieve full productivity. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to expand our sales organization and increase sales of our products and services.

IF WE ARE UNABLE TO GROW AND MANAGE OUR PROFESSIONAL SERVICES ORGANIZATION, WE WILL BE UNABLE TO PROVIDE OUR CUSTOMERS WITH TECHNICAL SUPPORT FOR OUR PRODUCTS, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS AND OPERATING RESULTS.

     As we increase licensing of our software products, we must grow our professional services organization to assist our customers with implementation and maintenance of our products. Because these professional services have been expensive to provide, we must improve the management of our professional services organizations to improve our results of operations. Improving the efficiency of our consulting services is dependent upon attracting and retaining experienced project managers. Competition for these project managers is intense, particularly in the Silicon Valley and in India where the majority of our professional services organization is based, and we may not be able to hire qualified individuals to fill these positions.

     Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 43% and 52% of total revenues for the years ended March 31, 2000 and 1999, respectively services revenues have lower gross margins than license revenues. Gross margins for services revenues were negative 113% and 34% for the years ended March 31, 2000 and 1999, respectively, compared to gross margins for license revenues of 51% and 89% for the respective periods.

     We anticipate that customers will increasingly utilize third-party consultants to install and deploy our products. Additionally, in the future we intend to charge for our professional services on a time and materials rather than a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these resources, we may lose sales or incur customer dissatisfaction and our business and operating results could be significantly harmed.

FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND CONSULTING FIRMS, WHICH ASSIST US WITH THE SALE AND INSTALLATION OF OUR PRODUCTS, WOULD IMPEDE ACCEPTANCE OF OUR PRODUCTS AND THE GROWTH OF OUR REVENUES.

     We rely in part upon systems integrators and consulting firms to recommend our products to their customers and to install and deploy our products. To increase our revenues and implementation capabilities, we must develop and expand our relationships with these systems integrators and consulting firms. If systems integrators and consulting firms develop, market or recommend competitive Internet selling systems, our revenues may decline. In addition, if these systems integrators and consulting firms are unwilling to install and deploy our products, we may not have the resources to provide adequate implementation services to our customers and our business and operating results could be significantly harmed.

OUR OPERATING RESULTS ARE SIGNIFICANTLY DEPENDENT UPON THE SALE OF OUR ACE SUITE OF PRODUCTS, INCLUDING THE NEW VERSION OF OUR PRODUCT RELEASED IN NOVEMBER 1999.

     We expect that we will continue to depend on revenue from new and enhanced versions of ACE for the foreseeable future, and if companies do not adopt or expand their use of ACE, our business and operating results would be significantly harmed. ACE 4.0 was introduced in November 1999. Since ACE 4.0 has only recently been introduced, customers may discover errors or other problems with the product, which may adversely affect its acceptance.

IF NEW VERSIONS AND RELEASES OF OUR PRODUCTS CONTAIN ERRORS OR DEFECTS, WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     Complex software products such as ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered defects in our products and provided product updates to our customers to address such defects. ACE and other future products may contain defects or errors, which could result in lost revenues, a delay in market acceptance or negative publicity, which would significantly harm our business and operating results.

MANY OF OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE RELATIVELY NEW AND MUST BE INTEGRATED INTO OUR ORGANIZATION.

     Many of our executive officers and key personnel have recently joined Selectica, including our Vice President of Marketing and our Chief Financial Officer, each of whom have joined Selectica since June 1999. Our future performance will depend, in part, on our ability to successfully integrate our newly hired executive officers and key personnel into our management team, and our ability to develop an effective working relationship among management.

OUR RAPID GROWTH PLACES A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES, AND IF WE FAIL TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE HARMED.

     We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to March 31, 2000, we expanded from 68 to 439 employees. We have also significantly expanded our operations in the U.S. and internationally and we plan to continue to expand the geographic scope of our operations.

     We will be required to manage an increasing number of relationships with customers, suppliers and employees, and an increasing number of complex contracts. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage growth effectively, our business would be harmed.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR COMPETITIVENESS BECAUSE OF THE TIME AND EFFORT THAT WE WOULD HAVE TO EXPEND TO REPLACE SUCH PERSONNEL.

     We believe that our success will depend on the continued employment of our senior management team and key technical personnel, none of whom, except Rajen Jaswa, our President and Chief Executive Officer, and Dr. Sanjay Mittal, our Chief Technical Officer and Vice President of Engineering, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace. Consequently, our ability to manage day-to-day operations, including our operations in Pune, India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

A SUBSTANTIAL PORTION OF OUR OPERATIONS ARE CONDUCTED BY INDIA-BASED PERSONNEL, AND ANY CHANGE IN THE POLITICAL AND ECONOMIC CONDITIONS OF INDIA OR IN IMMIGRATION POLICIES, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR OPERATIONS IN INDIA, COULD SIGNIFICANTLY HARM OUR BUSINESS.

     We conduct quality assurance and professional services operations in India. As of March 31, 2000, there were 139 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

     Our training program for some of our India-based employees includes an internship at our San Jose, California headquarters. Additionally, we provide services to some of our customers internationally with India-based employees. We presently rely on a number of visa programs to enable these India-based employees to travel and work internationally. Any change in the immigration policies of India or the countries to which these employees travel and work could cause disruption or force the termination of these programs, which would harm our business.

BECAUSE COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE IN OUR INDUSTRY AND IN OUR GEOGRAPHIC REGION, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN PERSONNEL, WHICH COULD IMPACT THE DEVELOPMENT OR SALES OF OUR PRODUCTS.

     Our success depends on our ability to attract and retain qualified management, engineering, sales and marketing and professional services personnel. Competition for these types of personnel is intense, especially in the Silicon Valley. We do not have employment agreements with most of our key personnel. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY LITIGATION, IT COULD BE COSTLY AND TIME CONSUMING TO DEFEND AND COULD DISTRACT US FROM FOCUSING ON OUR BUSINESS AND OPERATIONS.

     Since our products are company-wide, mission-critical computer applications with a potentially strong impact on our customers' sales, errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Product liability litigation, even if it were unsuccessful, would be time consuming and costly to defend.

OUR FUTURE SUCCESS DEPENDS ON OUR PROPRIETARY INTELLECTUAL PROPERTY, AND IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY FROM POTENTIAL COMPETITORS OUR BUSINESS MAY BE SIGNIFICANTLY HARMED.

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold one patent. We, also, currently have two pending U.S. patent applications. In addition, we have three trademarks and have applied to register two of the trademarks in the United States. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patent or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license agreements, which impose certain restrictions on the licensee's ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could significantly harm our business and operating results.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR OPERATING RESULTS.

     We may acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions, or joint ventures, we could:

     - issue stock that would dilute our current stockholders' percentage ownership;

     - incur debt;

     - assume liabilities;

     - incur amortization expenses related to goodwill and other intangible assets; or

     - incur large and immediate write-offs.

     These acquisitions or joint ventures also involve numerous risks, including:

     - problems combining the purchased operations, technologies or products with ours;

     - unanticipated costs;

     - diversion of management's attention from our core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - potential loss of key employees, particularly those of the acquired organizations; and

     - reliance to our disadvantage on the judgment and decisions of third parties and lack of control over the operations of a joint venture partner.

     Any acquisition or joint venture may cause our financial results to suffer as a result of these risks.

IF WE ARE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION, WE MAY INCUR SUBSTANTIAL COSTS, WHICH WOULD HARM OUR OPERATING RESULTS.

     Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. In the past, we received correspondence from two patent holders recommending that we license their respective patents. After review of these patents, we informed these patent holders that in our opinion, it would not be necessary to license these patents. However, we may be required to license either or both patents or incur legal fees to defend our position that such licenses are not necessary. We cannot assure you that if required to do so, we would be able to obtain a license to use either patent on commercially reasonable terms, or at all.

     Any threat of intellectual property litigation could force us to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - obtain from the holder of the infringed intellectual property right a license to sell or use the relevant intellectual property, which license may not be available on reasonable terms;

     - redesign those products or services that incorporate such intellectual property; or

     - pay money damages to the holder of the infringed intellectual property right.

     In the event of a successful claim of infringement against us and our failure or inability to license the infringed intellectual property on reasonable terms or license a substitute intellectual property or redesign our product to avoid infringement, our business and operating results would be significantly harmed. If we are forced to abandon use of our trademark, we may be forced to change our name and incur substantial expenses to build a new brand, which would significantly harm our business and operating results.

RESTRICTIONS ON EXPORT OF ENCRYPTED TECHNOLOGY COULD CAUSE US TO INCUR DELAYS IN INTERNATIONAL PRODUCT SALES, WHICH WOULD ADVERSELY IMPACT THE EXPANSION AND GROWTH OF OUR BUSINESS.

     Our software utilizes encryption technology, the export of which is regulated by the United States government. If our export authority is revoked or modified, if our software is unlawfully exported or if the United States adopts new legislation restricting export of software and encryption technology, we may experience delay or reduction in shipment of our products internationally. Current or future export regulations could limit our ability to distribute our products outside of the United States. While we take precautions against unlawful exportation of our software, we cannot effectively control the unauthorized distribution of software across the Internet.

IF WE ARE UNABLE TO EXPAND OUR OPERATIONS INTERNATIONALLY OR ARE UNABLE TO MANAGE THE GREATER COLLECTIONS, MANAGEMENT, HIRING, LEGAL, REGULATORY AND CURRENCY RISKS FROM THESE INTERNATIONAL OPERATIONS, OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED.

     We intend to expand our operations internationally. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell or deliver our products internationally. If successful in our international expansion, we will be subject to a number of risks associated with international operations, including:

     - longer accounts receivable collection cycles;

     - expenses associated with localizing products for foreign markets;

     - difficulties in managing operations across disparate geographic areas;

     - difficulties in hiring qualified local personnel;

     - difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

     - unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations; and

     - fluctuations in foreign exchange rates and the possible lack of financial stability in foreign countries that prevent overseas sales growth.

                         RISKS RELATED TO THE INDUSTRY

IF USE OF THE INTERNET DOES NOT CONTINUE TO DEVELOP AND RELIABLY SUPPORT THE DEMANDS PLACED ON IT BY ELECTRONIC COMMERCE, THE MARKET FOR OUR PRODUCTS AND SERVICES MAY BE ADVERSELY AFFECTED, AND WE MAY NOT ACHIEVE ANTICIPATED SALES GROWTH.

     Growth in sales of our products and services depends upon the continued and increased use of the Internet as a medium for commerce and communication. Growth in the use of the Internet is a recent phenomenon and may not continue. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. There have also been recent well-publicized security breaches involving "denial of service" attacks on major web sites. Concerns over these and other security breaches may slow the adoption of electronic commerce by businesses, while privacy concerns over inadequate security of information distributed over the Internet may also slow the adoption of electronic commerce by individual consumers. Other risks associated with commercial use of the Internet could slow its growth, including:

     - inadequate reliability of the network infrastructure;

     - slow development of enabling technologies and complementary products; and

     - limited accessibility and ability to deliver quality service.

     In addition, the recent growth in the use of the Internet has caused frequent periods of poor or slow performance, requiring components of the Internet infrastructure to be upgraded. Delays in the development or adoption of new equipment and standards or protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. If the Internet infrastructure does not develop sufficiently to address these concerns, it may not develop as a commercial marketplace, which is necessary for us to increase sales.

INCREASING GOVERNMENT REGULATION OF THE INTERNET COULD LIMIT THE MARKET FOR OUR PRODUCTS AND SERVICES, OR IMPOSE GREATER TAX BURDENS ON US OR LIABILITY FOR TRANSMISSION OF PROTECTED DATA.

     As electronic commerce and the Internet continue to evolve, federal, state and foreign governments may adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for electronic commerce, and therefore the market for our products and services. Although many of these regulations may not apply directly to our business, we expect that laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business.

     Laws or regulations concerning telecommunications might also negatively impact us. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This type of legislation could increase the cost of conducting business over the Internet, which could limit the growth of electronic commerce generally and have a negative impact on our business and operating results.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is traded over the counter on the Nasdaq National Market under the symbol "SLTC." The range of reported last sale prices on the Nasdaq National Market for our common stock for the period between March 10, 2000, our initial public offering date, and March 31, 2000 was a high of $141.23 and a low of $75.27.

     The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates or purchase recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     As of May 31, 2000, there were approximately 329 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    PERIOD FROM
                                                                                    JUNE 6, 1996
                                                           YEARS ENDED              (INCEPTION)
                                                            MARCH 31,                 THROUGH
                                                  ------------------------------     MARCH 31,
                                                    2000       1999       1998          1997
                                                  --------    -------    -------    ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License.......................................  $  9,181    $ 1,656    $   170       $   50
  Services......................................     6,907      1,788         --            5
                                                  --------    -------    -------       ------
          Total revenues........................    16,088      3,444        170           55
Cost of revenues:
  License.......................................     4,520        184          9            3
  Services......................................    14,551        881         --           --
  Services -- related party.....................       135        303         51           --
                                                  --------    -------    -------       ------
          Total cost of revenues................    19,206      1,368         60            3
                                                  --------    -------    -------       ------
Gross profit....................................    (3,118)     2,076        110           52
Operating expenses:
  Research and development......................     7,347      3,893      1,950          169
  Sales and marketing...........................    17,026      4,430      1,055           62
  General and administrative....................     4,554      1,389        293           77
                                                  --------    -------    -------       ------
          Total operating expenses..............    28,927      9,712      3,298          308
                                                  --------    -------    -------       ------
Loss from operations............................   (32,045)    (7,636)    (3,188)        (256)
Interest and other income, net..................     1,241         99         87            5
                                                  --------    -------    -------       ------
Net loss before taxes...........................   (30,804)    (7,537)    (3,101)        (251)
Provision for income taxes......................        50         --         --           --
                                                  --------    -------    -------       ------
Net loss........................................   (30,854)   $(7,537)   $(3,101)        (251)
Deemed dividend on Series E convertible
  preferred stock...............................       925         --         --           --
                                                  --------    -------    -------       ------
Net loss applicable to common stockholders......  $(31,779)   $(7,537)   $(3,101)      $ (251)
                                                  ========    =======    =======       ======
Basic and diluted net loss per share applicable
  to common stockholders........................  $  (4.54)   $ (1.58)   $ (0.91)      $(0.15)
Shares used in computing basic and diluted net
  loss per share applicable to common
  stockholders..................................     6,999      4,782      3,425        1,634

                                                                      MARCH 31,
                                                         ------------------------------------
                                                           2000       1999      1998     1997
                                                         --------    ------    ------    ----
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments......  $215,818    $   --    $  504    $788
Working capital (deficit)..............................   202,611      (639)      422     770
Total assets...........................................   242,452     3,193     1,357     983
Total stockholders' equity.............................   214,078       736       856     957

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this section that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

     The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statements of Income data for the years ended March 31, 2000, 1999 and 1998.

                                                                YEARS ENDED MARCH 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              ----      ----      -----
                                                                   (IN THOUSANDS)
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License...................................................    57%       48%       100%
  Services..................................................    43%       52%        --%
                                                              ----      ----      -----
          Total revenues....................................   100%      100%       100%
Cost of revenues:
  License...................................................    28%        5%         6%
  Services..................................................    90%       26%        --%
  Services -- related party.................................     1%        9%        30%
                                                              ----      ----      -----
          Total cost of revenues............................   119%       40%        36%
                                                              ----      ----      -----
          Gross profit (loss)...............................   (19)%      60%        64%
Operating expenses:
  Research and development..................................    46%      113%      1150%
  Sales and marketing.......................................   106%      129%       622%
  General and administrative................................    28%       40%       173%
                                                              ----      ----      -----
          Total operating expenses..........................   180%      282%      1945%
                                                              ----      ----      -----
Loss from operations........................................  (199)%    (222)%    (1881)%
Interest and other income (expense), net....................     8%        3%        51%
                                                              ----      ----      -----
Net loss before taxes.......................................  (191)%    (219)%    (1830)%
Provision for income taxes..................................     1%       --%        --%
                                                              ----      ----      -----
Net loss....................................................  (192)%    (219)%    (1830)%
Deemed dividend related to Series E convertible preferred
  stock.....................................................     6%       --%        --%
                                                              ----      ----      -----
Net loss applicable to common stockholders..................  (198)%    (219)%    (1830)%
                                                              ====      ====      =====

RESULTS OF OPERATIONS

OVERVIEW

     Selectica is a leading provider of Internet selling system software and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Our ACE suite of software products is a comprehensive Internet selling system solution that gives sellers the ability to manage the sales process in order to facilitate the conversion of prospective buyers into customers. Our Internet selling system solution allows companies to use the Internet platform to deploy a selling application to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs.

REVENUES

     We enter into arrangements for the sale of (1) licenses of our software products and related maintenance contract; (2) bundled license, maintenance, and services; and (3) services on a time and material basis. In instances where maintenance is bundled with a license of our software products, such maintenance term is typically one year.

     For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered and recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance does exist.

     Arrangements consisting of license, maintenance and other services. Services can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of our off-the-shelf software, customization of our software for the customer's specific application, data conversion and building of interfaces to allow our software to operate in customized environments.

     In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination we focus on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of our software requires the building of interfaces to the customer's existing applications or customization of the software for specific applications. As a result, judgement is required in the determination of whether such services constitute "complex" interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building of the interface and uniqueness of the application, (4) the degree of involvement of customer personnel, and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. We also consider refunds, forfeitures and concessions when determining the significance of such services.

     In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement using contract accounting.

     For those arrangements accounted for using contract account that do not include contractual milestones or other acceptance criteria we utilize the percentage of completion method based upon input measures of hours. For those contracts that include contract milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs.

     In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. In these instances we recognize revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient expertise in providing the service to be able to separately account for this service. When the service qualifies for separate accounting we use vendor specific objective evidence for the fair value of the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

     Vendor-specific objective evidence of fair value of services is based upon hourly rates. As noted above, we enter into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence in multiple element arrangements.

     In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate), which is based on the price established by management having the relevant authority. Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. To date we have had four maintenance contracts come up for renewal for which the four customers elected to renew such maintenance contracts. We believe that given the nature of our products as selling solutions for the Internet, our customers view maintenance of those products as important to their business and will continue to need upgrades and support of licensed products. As a result, we believe renewals will occur in the future as more contracts come up for renewal.

     To date we have not entered into arrangements solely for license of our products and, therefore, we have not demonstrated vendor specific objective evidence for the fair value of the license element.

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element.

     For the year ended March 31, 2000 we recognized 45% of license and services revenues under the residual method, 28% under the percentage-of-completion method, and 23% using completed contract method. For the fiscal year ended March 31, 1999 we recognized 63% of license and services revenues under the percentage-of-completion method and 36% using the completed contract method.

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services revenues declined significantly in the quarter ended June 30, 1999 due to the completion of services under a contract with BMW of North America, one of our significant customers. Our license and services revenues increased significantly in the quarters ended September 30, 1999, December 31, 1999, and March 31, 2000 generally due to the addition of two new customers in each respective quarter.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

FACTORS AFFECTING OPERATING RESULTS

     A relatively small number of customers account for a significant portion of our total revenues. For the year ended March 31, 2000, revenue from Samsung SDS, LVMH Group, 3Com Corporation, and Fireman's Fund accounted for 12%, 12%, 10%, and 10% of our revenues, respectively. For the fiscal year ended March 31, 1999, revenue from BMW of North American and Olicom accounted for 60% and 10% of our revenues, respectively. For the fiscal year ended March 31, 1998, revenue from Hewlett-Packard -- Germany, Ascend Communications, InterVoice and Insight accounted for 45%, 27%, 16% and 12% of our total revenues, respectively. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters.

     To date, our revenues have been predominantly attributable to sales in the United States. We plan to expand our international operations significantly, because we believe international markets represent a significant growth opportunity. Consequently, we expect that international revenues will increase as a percentage of total revenues in the future. The expansion of our international operations will be subject to a variety of risks that could significantly harm our business and operating results.
As our international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase because we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of March 31, 2000, we had an accumulated deficit of approximately $43.1 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Internet selling system market. Accordingly, we intend to continue to invest heavily in sales and marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses for the foreseeable future.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our recent revenue growth, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

REVENUES

     Our revenues increased to $16.1 million in 2000 from $3.4 million in 1999 from $170,000 in 1998, representing increases of 367% and 1932%, respectively. We believe that the future percentage increase in revenues will be significantly less than what has been achieved in prior years.

     License. License revenues increased to $9.2 million in 2000 from $1.7 million in 1999 from $170,000 in 1998, representing increases of 454% and 877%, respectively. The increase in license revenues was primarily due to the addition of new customers as a result of expanded marketing activities, growth in our sales force, and greater demand for and the acceptance of our ACE suite of products. We intend to generate additional license revenues from our existing customers and anticipate that this number will increase in absolute dollars in future periods, although it will fluctuate as a percentage of total revenues as our customers and size of transactions change.

     Services. Services revenues increased to $6.9 million in 2000 from $1.8 million in 1999 from none in 1998, representing an increase of 286% from 1999 to 2000. Our services revenues are comprised of fees from consulting, maintenance and training services. The increases in both 1999 and 2000 were due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with increased sales of our products. We expect services revenues to continue to increase in terms of absolute dollars in future periods as the number of consulting projects and maintenance contracts increases with the addition of new customers.

COST OF REVENUES

     Cost of License Revenues. Cost of license revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. Cost of license revenues increased to $4.5 million in 2000, from $184,000 in 1999 from $9,000 in 1998, representing 49%, 11%, and 5% of license revenues, respectively. The increase in fiscal 2000 was primarily due to a non-recurring $4.1 million warrant charge associated with a license agreement entered into in November 1999. We expect cost of license revenues to decrease in future periods and to maintain a consistent level as a percentage of license revenues.

     Cost of Services Revenues, including Related Party. Cost of services revenue is comprised mainly of salaries and related expenses of our services organization. For the fiscal years 1999 and 1998 and through the three months ended June 30, 1999, cost of services revenues excludes expenses of our professional services organization in Pune, India, which are included in costs of services revenues -- related party. Cost of services revenues including cost of services from a related party, increased to $14.7 million in 2000 from $1.2 million in 1999 from $51,000 in 1998, representing 213% and 66% of services revenues for the years ended March 31, 2000 and 1999, respectively. Of the $13.5 million increase in cost of services revenues for 2000, $5.6 million was attributable to a non-recurring warrant charge associated with a license agreement entered into in November 1999. $2.6 million was due to increased personnel and related expenses in our services organization to support the increase in the amount of professional services provided to our customers. The increase in cost of services revenues in 2000 was also attributable to $2.1 million to support our subsidiary in India and $1.8 million in increased travel and accommodations expenses to client locations as well as consulting fees to system integrators. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases. In addition, with respect to the warrants associated with the revenue contracts, we expect to amortize $5.9 million as an offset to revenue for the year ended March 31, 2001. We expect cost of services revenues to fluctuate as a percentage of service revenue.

GROSS PROFIT

     The increase in services revenues has resulted in reduced overall gross margins, since services revenues typically have lower gross margins than license revenues. For the year ended March 31, 2000, we experienced negative gross margins for services revenues due to a $5.6 million warrant charge associated with a license agreement entered into in November 1999 and due to the timing of services revenues recognition. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins on our service contracts. The amount of impact on our gross profit will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

OPERATING EXPENSES

     Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering organization and an allocation of facilities, overhead and depreciation costs. Research and development costs increased to $7.3 million in 2000 from $3.9 million in 1999 from $2.0 million in 1998, representing increases of 89% and 100%, respectively. In fiscal 2000, the increase of $3.5 million was attributable to $2.8 million in increased personnel and related expenses, including $116,000 in amortization of deferred compensation, from the hiring of additional technical personnel to support the development of ACE 4.0. The remaining $600,000 consists of $1.0 million of amortization from the development agreement entered into with Intel offset by a reduction in the allocation of overhead costs. The $1.9 million increase in research and development costs in 1999 was primarily due to our increased personnel and related expenses of $1.3 million. We believe our investment in research and development will increase in absolute dollars in future periods.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and an allocation of facilities, overhead and depreciation costs. Sales and marketing expenses increased to $17.0 million in 2000 from $4.4 million in 1999 from $1.1 million in 1998, representing increases of 284% and 320%, respectively. The $12.6 million increase in fiscal 2000 is primarily due to $7.5 million from the hiring of additional sales and marketing personnel, including increased sales commissions resulting from higher revenues, and $737,000 of amortization of deferred compensation. Also in 2000, we incurred $2.9 million in increased expenses in the areas of marketing programs and sales related travel. The $3.4 million increase in sales and marketing expenses in 1999 is primarily attributable to increases in payroll expenses of $1.9 million from the hiring of additional sales and marketing personnel and $742,000 relating to increased marketing activities. We expect that sales and marketing expenses will increase in absolute dollars over the next year as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs and establish sales offices in additional domestic and international locations.

     General and Administrative. Our general and administrative expenses include compensation for administrative personnel, fees for outside professional advisors and an allocation of overhead costs. General and administrative expenses increased to $4.6 million in 2000 from $1.4 million in 1999 from $293,000 in 1998, representing increases of 228% and 375%, respectively. In fiscal 2000, we experienced an increase of $3.2 million primarily due to an increase of $1.7 million in payroll and payroll related expenses, including $247,000 in amortization of deferred compensation. We also incurred $930,000 for other legal and professional fees associated with enhancing our infrastructure to support expansion of our operations and to a lesser extent, an increase in the provision for the allowance for doubtful accounts. The $1.1 million increase in general and administrative expenses in 1999 primarily resulted from a $495,000 increase in payroll expenses due to hiring additional administrative and support personnel and $370,000 in increased legal and accounting fees to support our overall growth. We expect that general and administrative expenses will increase in absolute dollars over the next year as we assume the responsibilities of a public company and as we hire additional general and administrative personnel.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable, offset by interest expense related to convertible debt issued in the first quarter of fiscal 2000 and converted in the same quarter. Interest and other income, net increased to $1.2 million in 2000 from $99,000 in 1999 from $87,000 in 1998. The significant increase of $1.1 million in fiscal 2000 resulted primarily from interest income on our initial public offering net proceeds of $194.2 million, which was completed on March 10, 2000.

PROVISION FOR INCOME TAXES

     We have recorded a tax provision of $50,000 for the year ended March 31, 2000. The provision for income taxes consists primarily of state income taxes and foreign taxes.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against its net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. The adoption of SOP No. 98-1 does not have a material impact on our financial position, results of operations or cash flows. We implemented SOP No. 98-1 in the current fiscal year.

     In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The adoption of SOP No. 98-5 does not have a material impact on our financial position, results of operations or cash flows. We implemented SOP No. 98-5 in the current fiscal year.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for the year ending March 31, 2002.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, cash and cash equivalents totaled $215.8 million, compared to no cash at March 31, 1999. We currently have no significant capital commitments other than obligations under operating leases.

     We have funded our operations with proceeds from the sale of preferred stock, private placement, and public offering. Our initial public offering and simultaneous private placement during March 2000 netted proceeds of $194.2 million. Cash used by operating activities for the years ended March 31, 2000 and 1999 was $1.5 million and $6.6 million, respectively. Cash used in operations for fiscal 2000 was primarily a result of our net loss offset by a $17.2 million increase in deferred revenues and a $9.7 million non-recurring warrant charge associated with a license agreement entered into in November 1999.

     Cash used for investing activities for the years ended March 31, 2000 and 1999 was $6.2 million and $731,000, respectively. Investing activities consisted primarily of capital expenditures.

     Cash provided by financing activities for the years ended March 31, 2000 and 1999 was $223.5 million and $7.1 million, respectively. Financing activities consisted primarily of proceeds from the issuance of stock, and to a lesser extent, proceeds from borrowings.

     We expect to experience growth in our operating expenses in absolute dollars for the foreseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. Our capital requirements depend on numerous factors, including developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, and other factors. We expect to devote substantial resources to hire additional research and development personnel to support the development of new products and new versions of existing products. Sales and marketing expenses are expected to increase in absolute dollars as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs and establish sales offices in additional domestic and international locations. General and administrative expenses are expected to increase in absolute dollars as we assume the responsibilities of a public company and as we hire additional general and administrative personnel.

     In June 2000, the board approved the purchase of 22,500 square feet of office space in Pune, India for approximately $1.4 million,

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We develop products in the United States and India and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments calculated at variable rates.

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. We place investments with high credit quality issuers according to our investment policy. We do not use derivative financial instruments in our investment portfolio. All investments are carried at cost, which approximates market value. Due to the short-term nature of our investments and the immaterial amount of our debt obligation, we believe that there is no material exposure to interest fluctuation. Therefore, no accompanying table has been provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL FINANCIAL STATEMENTS

     Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 14(a) for a listing of financial statements provided in the section titled "Financial Statements."

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth, for the periods presented, selected data from our consolidated statements of operations. The data has been derived from our unaudited consolidated financial statements, and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results of operations for these periods. This unaudited information should be read in conjunction with the consolidated financial statements and notes included elsewhere in this prospectus. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We have incurred losses in each quarter since inception and expect to continue to incur losses for the foreseeable future.

                                                                   QUARTERS ENDED
                                               ------------------------------------------------------
                                               JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                                 1999          1999             1999          2000
                                               --------    -------------    ------------    ---------
                                                                   (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License....................................  $   708        $ 2,125         $ 2,348       $  4,000
  Services...................................      493          1,309           2,157          2,948
                                               -------        -------         -------       --------
          Total revenues.....................    1,201          3,434           4,505          6,948
Cost of revenues:
  License....................................       52             90             117          4,261
  Services...................................    1,069          2,082           1,954          9,446
  Services -- related party..................      135             --              --             --
                                               -------        -------         -------       --------
          Total cost of revenues.............    1,256          2,172           2,071         13,707
                                               -------        -------         -------       --------
          Gross profit (loss)................      (55)         1,262           2,434         (6,759)
Operating expenses:
  Research and development...................    1,479            761           1,892          3,215
  Sales and marketing........................    1,885          2,978           4,408          7,755
  General and administrative.................      498          1,229           1,197          1,630
                                               -------        -------         -------       --------
          Total operating expenses...........    3,862          4,968           7,497         12,600
                                               -------        -------         -------       --------
Loss from operations.........................   (3,917)        (3,706)         (5,063)       (19,359)
Interest and other income (expense), net.....      (47)           145             221            922
                                               -------        -------         -------       --------
Net loss before taxes........................   (3,964)        (3,561)         (4,842)       (18,437)
Provision for income taxes...................       26             24              --             --
                                               -------        -------         -------       --------
Net loss.....................................   (3,990)        (3,585)         (4,842)       (18,437)
Deemed dividend related to Series E
  convertible preferred stock................       --             --             925             --
                                               -------        -------         -------       --------
Net loss applicable to common stockholders...  $(3,990)       $(3,585)        $(5,767)      $(18,437)
                                               =======        =======         =======       ========

                                                                   QUARTERS ENDED
                                               ------------------------------------------------------
                                               JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                                 1998          1998             1998          1999
                                               --------    -------------    ------------    ---------
                                                                   (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License....................................  $   164        $   243         $   563        $   686
  Services...................................      219            108             683            778
                                               -------        -------         -------        -------
          Total revenues.....................      383            351           1,246          1,464
Cost of revenues:
  License....................................       28             39              51             66
  Services...................................       93            118             272            398
  Services -- related party..................       50             50              53            150
                                               -------        -------         -------        -------
          Total cost of revenues.............      171            207             376            614
                                               -------        -------         -------        -------
          Gross profit (loss)................      212            144             870            850
Operating expenses:
  Research and development...................      594            827           1,077          1,395
  Sales and marketing........................      781            776           1,126          1,747
  General and administrative.................      212            293             356            528
                                               -------        -------         -------        -------
          Total operating expenses...........    1,587          1,896           2,559          3,670
                                               -------        -------         -------        -------
Loss from operations.........................   (1,375)        (1,752)         (1,689)        (2,820)
Interest and other income (expense), net.....        3             60              31              5
                                               -------        -------         -------        -------
Net loss before taxes........................   (1,372)        (1,692)         (1,658)        (2,815)
Provision for income taxes...................       --             --              --             --
                                               -------        -------         -------        -------
Net loss.....................................   (1,372)        (1,692)         (1,658)        (2,815)
Deemed dividend related to Series E
  convertible preferred stock................       --             --              --             --
                                               -------        -------         -------        -------
Net loss applicable to common stockholders...  $(1,372)       $(1,692)        $(1,658)       $(2,815)
                                               =======        =======         =======        =======

     In the past, our quarterly operating results have varied significantly, and we expect these fluctuations to continue. Future operating results may vary depending on a number of factors, many of which are outside of our control.

     In the short term, we expect our quarterly revenues to be significantly dependent on the sale of a small number of relatively large orders for our products and services. In addition, our products and services generally have a long sales cycle. As a result, our quarterly revenues may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In many cases, we recognize revenues from licenses and services on a percentage-of-completion basis. Deployment of our products requires a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete a deployment may vary from customer to customer and may be protracted due to unforeseen circumstances. Our ability to recognize these revenues thus may be delayed if we are unable to meet milestones on a timely basis. We intend to significantly increase our operating expenses for the foreseeable future. Because these expenses are relatively fixed in the near term, any shortfall in anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

     We may also experience seasonality in revenues. For example, our quarterly results may fluctuate based upon our customers' calendar year budgeting cycles. These seasonal variations may lead to fluctuations in our quarterly revenues and operating results.

     Based upon the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. In some future quarter, our operating results may be below the expectations of public market analysts and investors, which could cause volatility or a decline in the price of our common stock.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information with respect to directors may be found in the section caption "Election of Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     Information with respect to executive officers may be found in the section caption "Executive Officers" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to directors may be found in the section caption "Executive Compensation" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with this item may be found in the section caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section caption "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

     The following are included in item 8 and are filed as part of this Annual Report on Form 10-K:

     - Consolidated Balance Sheets as of March 31, 2000 and 1999

     - Consolidated Statement of Operations for the years ended March 31, 2000, 1999 and 1998

     - Consolidated Statement of Stockholders' Equity for the years ended March 31, 2000, 1999 and 1998

     - Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

     - Notes of Consolidated Financial Statements

     - Report of Ernst & Young LLP, Independent Auditors

2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule for the years ended March 31, 2000, 1999 and 1998 should be read in conjunction with the consolidated financial statements of Selectica, Inc. filed as part of this Annual Report on Form 10-K:

     - Schedule II -- Valuation and Qualifying Accounts

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

3. EXHIBITS

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
      3.2*     Form of Second Amended and Restated Certificate of
               Incorporation to be filed immediately following the closing of the offering made under this Registration Statement.
      3.3*     Amended and Restated Bylaws of the Registrant.
      4.1*     Reference is made to Exhibits 3.2 and 3.3.
      4.2*     Form of Registrant's Common Stock certificate.
      4.3*     Amended and Restated Investor Rights Agreement dated June
               16, 1999.
      4.4*     Warrant to Purchase Stock between the Registrant and
               Imperial Bank, dated April 17, 1998; First Amendment to
               Warrant between the Registrant and Imperial Bank, dated July
               1, 1998.
      4.5*     Warrant to Purchase Stock between the Registrant and Cisco
               Systems, Inc., dated January 14, 2000.
     10.1*     Form of Indemnification Agreement.
     10.2*     1996 Stock Plan.
     10.3*     1999 Employee Stock Purchase Plan.
     10.4*     1999 Equity Incentive Plan.
     10.5*     Lease between Spieker Properties L.P. and the Registrant,
               dated December 8, 1997.
     10.6*     Lease between John Arrilliga Survivors Trust and the Richard
               T. Perry Separate Property Trust as Landlord and the
               Registrant as Tenant, dated October 1, 1999.

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
     10.7*     Major Account License Agreement between the Registrant and
               Fujitsu Network Communications, Inc., dated November 4,
               1998.
     10.8*     Agreement for Web Site Design and Development Service
               between the Registrant and BMW of North America, Inc., dated
               July 15, 1998.
     10.9*     Major Account License Agreement between the Registrant and the Fireman's Fund Insurance Company, dated June 24, 1999.
     10.10*    Major Account License Agreement between the Registrant and
               Loanmarket Resources, LLC., dated June 30, 1999.
     10.11*    Major Account License Agreement between the Registrant and
               Aspect Telecommunications, dated May 17, 1999.
     10.12*    A Consulting Engagement Proposal from the Registrant to
               3Com, dated July 29, 1999.
     10.13*    A Consulting Engagement Proposal from the Registrant to
               3Com, dated August 10, 1999.
     10.14*    Employment Agreement between the Registrant and Rajen Jaswa, dated as of July 1, 1997.
     10.15*    Employment Agreement between the Registrant and Dr. Sanjay
               Mittal, dated as of July 1, 1997.
     10.16*    Offer letter from the Registrant to Stephen Bennion dated as of September 16, 1999.
     10.17*    Offer letter from the Registrant to Daniel A. Carmel dated as of July 23, 1999.
     10.18*    Major Account License Agreement between the Registrant and
               Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant
               and Samsung SDS Co., Ltd., dated February 10, 2000.
     10.19*    International Value Added Reseller Agreement between the
               Registrant and Samsung SDS Co., Ltd., dated January 12,
               2000; Amendment #1 to International Value Added Reseller
               Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.
     10.20*    Stock Purchase Agreement between the Registrant and Samsung
               SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the
               Stock Purchase Agreement between the Registrant and Samsung
               SDS Co., Ltd., dated February 8, 2000.
     10.21*    Lease between John Arrillaga Survivors Trust and Richard T.
               Perry Separate Property Trust as Landlord and the Registrant
               as Tenant, dated October 1, 1999.
     10.22*    Stock Purchase Agreement between the Registrant and Dell
               USA, L.P., dated February 14, 2000.
     23.1      Consent of Ernst & Young LLP, independent auditors.
     27.1      Financial Data Schedule.

---------------
* Previously filed in the Company's Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed with the Securities and Exchange Commission during the quarter ending March 31, 2000.

                              FINANCIAL STATEMENTS

     As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of March 31, 2000 and
  1999......................................................   F-2
Consolidated Statements of Operations -- Years ended March
  31, 2000, 1999, and 1998..................................   F-3
Consolidated Statements of Stockholders' Equity -- Years
  ended March 31, 2000, 1999, and 1998......................   F-4
Consolidated Statements of Cash Flows -- Years ended March
  31, 2000, 1999, and 1998..................................   F-6
Notes to Consolidated Financial Statements..................   F-7
Report of Ernst & Young LLP, Independent Auditors...........  F-22

                                SELECTICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MARCH 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $215,818,250    $         --
  Accounts receivable, net of allowance for doubtful
     accounts of $414,548 at March 31, 2000, and $104,000 at
     March 31, 1999.........................................     5,731,122       1,634,577
  Advances to related party.................................        17,822          17,730
  Prepaid expenses and other current assets.................     9,417,602         166,454
                                                              ------------    ------------
  Total current assets......................................   230,984,796       1,818,761
Property and equipment, net.................................     6,127,401       1,012,469
Goodwill, net of amortization of $116,375 at March 31, 2000,
  and $92,675 at March 31, 1999.............................        29,625          53,325
Advances to related party, noncurrent.......................            --         155,000
Other assets................................................     2,053,818          53,926
Investments, restricted.....................................        99,845          99,845
Development agreement, net of amortization of $1,011,194 at
  March 31, 2000 and none at March 31, 1999.................     3,156,073              --
                                                              ------------    ------------
Total assets................................................  $242,451,558    $  3,193,326
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,257,718    $    585,610
  Accrued payroll and related liabilities...................     1,879,523         258,105
  Other accrued liabilities.................................     3,754,937         328,609
  Deferred revenues.........................................    18,481,542       1,285,144
  Advances from officers....................................            --             332
                                                              ------------    ------------
  Total current liabilities.................................    28,373,720       2,457,800
Commitments
Stockholders' equity:
Preferred stock, $0.0001 par value:
  Authorized shares -- 25,000,000 at March 31, 2000; none
     issued and
  outstanding...............................................            --              --
Convertible preferred stock, $0.0001 par value, issuable in
  series Authorized shares -- None at March 31, 2000 and
  25,000,000 at March 31, 1999
  Issued and outstanding -- None at March 31, 2000 and
     13,567,061 at
  March 31, 1999............................................            --           1,356
Common stock, $0.0001 par value:
  Authorized shares -- 75,000,000 at March 31, 2000
  Issued and outstanding -- 35,740,291 at March 31, 2000,
     and 6,237,877
  at March 31, 1999.........................................         3,574             624
Additional paid-in capital..................................   281,772,647      11,878,365
Deferred compensation.......................................   (11,860,133)       (255,586)
Stockholder notes receivable................................   (12,715,887)             --
Accumulated deficit.........................................   (43,122,363)    (10,889,233)
                                                              ------------    ------------
Total stockholders' equity..................................   214,077,838         735,526
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $242,451,558    $  3,193,326
                                                              ============    ============

                            See accompanying notes.

                                SELECTICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED MARCH 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------    -----------    -----------
Revenues:
  License..........................................  $  9,181,213    $ 1,656,015    $   169,505
  Services.........................................     6,906,781      1,788,467             --
                                                     ------------    -----------    -----------
          Total revenues...........................    16,087,994      3,444,482        169,505

Cost of revenues:
  License..........................................     4,519,809        183,715          9,000
  Services.........................................    14,551,558        881,017             --
  Services -- related party........................       135,000        302,511         51,200
                                                     ------------    -----------    -----------
          Total cost of revenues...................    19,206,367      1,367,243         60,200
                                                     ------------    -----------    -----------
Gross profit (loss)................................    (3,118,373)     2,077,239        109,305
  Research and development.........................     7,347,037      3,893,750      1,950,101
  Sales and marketing..............................    17,025,515      4,429,368      1,054,798
  General and administrative.......................     4,554,111      1,389,554        292,494
                                                     ------------    -----------    -----------
Total operating expenses...........................    28,926,663      9,712,672      3,297,393
                                                     ------------    -----------    -----------
Loss from operations...............................   (32,045,036)    (7,635,433)    (3,188,088)
Other income (expense), net........................        (1,765)            --          5,091
Interest income....................................     1,302,959        127,388         81,548
Interest expense...................................       (59,856)       (28,856)            --
                                                     ------------    -----------    -----------
Loss before provision for income taxes.............   (30,803,698)    (7,536,901)    (3,101,449)
Provision for income taxes.........................        50,000             --             --
                                                     ------------    -----------    -----------
Net loss...........................................   (30,853,698)    (7,536,901)    (3,101,449)
Deemed dividend on Series E convertible preferred
  stock............................................       925,314             --             --
                                                     ------------    -----------    -----------
Net loss applicable to common Stockholders.........  $(31,779,012)   $(7,536,901)   $(3,101,449)
                                                     ============    ===========    ===========
Basic and diluted, net loss per share applicable to
  common stockholders..............................  $      (4.54)   $     (1.58)   $     (0.91)
Weighted-average shares of common stock used in
  computing basic and diluted, net loss per share
  applicable to common stockholders................     6,999,061      4,782,235      3,425,395

                            See accompanying notes.

                                SELECTICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK        ADDITIONAL                   STOCKHOLDER
                                      ---------------------   -------------------     PAID-IN        DEFERRED        NOTES
                                         SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      COMPENSATION    RECEIVABLE
                                      ------------   ------   ----------   ------   ------------   ------------   ------------
Balance at March 31, 1997...........     5,450,000   $  545    5,170,561   $ 517    $  1,214,740   $     (7,927)            --
Issuance of Series C convertible
  preferred stock (net of issuance
  costs of $11,000).................     3,253,126      325           --      --       2,988,058             --             --
Exercise of stock options by
  employees and consultants.........            --       --      338,000      34           7,306             --             --
Issuance of common stock to
  consultants in exchange for
  services..........................            --       --       12,000       1             919             --             --
Amortization of deferred
  compensation......................                     --           --      --              --          3,541             --
Net and comprehensive loss..........            --       --           --      --              --             --             --
                                      ------------   ------   ----------   ------   ------------   ------------   ------------
Balance at March 31, 1998...........     8,703,126      870    5,520,561     552       4,211,023         (4,386)            --
Issuance of Series D convertible
  preferred stock (net of issuance
  costs of $57,658).................     4,863,935      486           --      --       7,091,856             --             --
Exercise of stock options by
  employees and consultants, net of
  repurchases.......................            --       --      671,012      67          38,507             --             --
Issuance of common stock to
  consultants in exchange for
  services..........................            --       --       46,304       5          42,565             --             --
Warrants issued in conjunction with
  credit agreement..................            --       --           --      --          25,714             --             --
Deferred compensation related to
  options granted at less than fair
  value.............................            --       --           --      --         298,700       (298,700)            --
Compensation expense related to
  acceleration of stock options.....            --       --           --      --         170,000             --             --
Amortization of deferred
  compensation......................            --       --           --      --              --         47,500             --
Net and comprehensive loss..........            --       --           --      --              --             --             --
                                      ------------   ------   ----------   ------   ------------   ------------   ------------
Balance at March 31, 1999...........    13,567,061    1,356    6,237,877     624      11,878,365       (255,586)            --
Issuance of Series E convertible
  preferred (net of issuance costs
  of $930,921)......................     4,403,068      440           --      --      24,345,272             --             --
Issuance of Series E convertible
  preferred Stock in exchange for
  convertible notes payable (net of
  issuance costs of $48,173)........       229,876       23           --      --         944,447             --             --
Repurchase of common stock held by
  founder...........................            --       --     (228,200)    (23)         (2,259)            --             --
Warrants issued in connection with
  Series E convertible preferred
  stock financing...................            --       --           --      --         615,654             --             --
Warrants issued in connection with
  convertible notes payable.........            --       --           --      --          49,781             --             --
Compensation expense related to
  accelerated stock options.........            --       --           --      --          65,625             --             --
Exercise of warrants issued in
  connection with Series E preferred
  stock financing...................        72,000        8           --      --         315,477             --             --


                                                         TOTAL
                                      ACCUMULATED    STOCKHOLDERS'
                                        DEFICIT         EQUITY
                                      ------------   -------------
Balance at March 31, 1997...........  $   (250,883)  $    956,992
Issuance of Series C convertible
  preferred stock (net of issuance
  costs of $11,000).................            --      2,988,383
Exercise of stock options by
  employees and consultants.........            --          7,340
Issuance of common stock to
  consultants in exchange for
  services..........................            --            920
Amortization of deferred
  compensation......................            --          3,541
Net and comprehensive loss..........    (3,101,449)    (3,101,449)
                                      ------------   ------------
Balance at March 31, 1998...........    (3,352,332)       855,727
Issuance of Series D convertible
  preferred stock (net of issuance
  costs of $57,658).................            --      7,092,342
Exercise of stock options by
  employees and consultants, net of
  repurchases.......................            --         38,574
Issuance of common stock to
  consultants in exchange for
  services..........................            --         42,570
Warrants issued in conjunction with
  credit agreement..................            --         25,714
Deferred compensation related to
  options granted at less than fair
  value.............................            --             --
Compensation expense related to
  acceleration of stock options.....            --        170,000
Amortization of deferred
  compensation......................            --         47,500
Net and comprehensive loss..........    (7,536,901)    (7,536,901)
                                      ------------   ------------
Balance at March 31, 1999...........   (10,889,233)       735,526
Issuance of Series E convertible
  preferred (net of issuance costs
  of $930,921)......................            --     24,345,863
Issuance of Series E convertible
  preferred Stock in exchange for
  convertible notes payable (net of
  issuance costs of $48,173)........            --        944,470
Repurchase of common stock held by
  founder...........................      (454,118)      (456,400)
Warrants issued in connection with
  Series E convertible preferred
  stock financing...................            --        615,654
Warrants issued in connection with
  convertible notes payable.........            --         49,781
Compensation expense related to
  accelerated stock options.........            --         65,625
Exercise of warrants issued in
  connection with Series E preferred
  stock financing...................            --        315,485

                                           CONVERTIBLE
                                         PREFERRED STOCK         COMMON STOCK        ADDITIONAL                   STOCKHOLDER
                                      ---------------------   -------------------     PAID-IN        DEFERRED        NOTES
                                         SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      COMPENSATION    RECEIVABLE
                                      ------------   ------   ----------   ------   ------------   ------------   ------------
Warrants issued in connection with
  development agreement.............            --       --           --      --         381,330             --             --
Warrants issued in connection with
  license and services agreement....            --       --           --      --      16,400,000             --             --
Exercise of stock options by
  employees, net of repurchase......            --       --    1,035,587     103       1,706,058             --             --
Exercise of stock by employees for
  notes.............................            --       --    2,034,250     203      12,715,684             --    (12,715,887)
Issuance of common stock for
  services..........................            --       --       33,070       4         106,404             --             --
Issuance of Series E convertible
  stock for less than fair value....     1,505,702      151           --      --       4,976,264             --             --
Issuance of common stock in public
  offering, (net of issuance costs
  of $11,280,774)...................            --       --    4,450,000     445     122,218,781             --             --
Issuance of common stock in private
  placement.........................            --       --    2,400,000     240      71,999,760             --             --
Conversion of convertible preferred
  stock in connection with initial
  public offering...................   (19,777,707)  (1,978)  19,777,707   1,978              --             --             --
Deferred compensation related to
  options granted at less than fair
  value.............................            --       --           --      --      12,866,004    (12,866,004)            --
Amortization of deferred
  compensation......................            --       --           --      --              --      1,261,457             --
Compensation expense related to
  issuance of common stock options
  to consultant.....................            --       --           --      --         190,000             --             --
Net and comprehensive loss..........            --       --           --      --              --             --             --
                                      ------------   ------   ----------   ------   ------------   ------------   ------------
Balance at March 31, 2000...........  $         --   $   --   35,740,291   $3,574   $281,772,647   $(11,860,133)  $(12,715,887)
                                      ============   ======   ==========   ======   ============   ============   ============


                                                         TOTAL
                                      ACCUMULATED    STOCKHOLDERS'
                                        DEFICIT         EQUITY
                                      ------------   -------------
Warrants issued in connection with
  development agreement.............            --        381,330
Warrants issued in connection with
  license and services agreement....            --     16,400,000
Exercise of stock options by
  employees, net of repurchase......            --      1,706,161
Exercise of stock by employees for
  notes.............................            --             --
Issuance of common stock for
  services..........................            --        106,408
Issuance of Series E convertible
  stock for less than fair value....      (925,314)     4,050,950
Issuance of common stock in public
  offering, (net of issuance costs
  of $11,280,774)...................            --    122,219,226
Issuance of common stock in private
  placement.........................            --     72,000,000
Conversion of convertible preferred
  stock in connection with initial
  public offering...................            --             --
Deferred compensation related to
  options granted at less than fair
  value.............................            --             --
Amortization of deferred
  compensation......................            --      1,261,457
Compensation expense related to
  issuance of common stock options
  to consultant.....................            --        190,000
Net and comprehensive loss..........   (30,853,698)   (30,853,698)
                                      ------------   ------------
Balance at March 31, 2000...........  $(43,122,363)  $214,077,838
                                      ============   ============

                            See accompanying notes.

                                SELECTICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                                             MARCH 31,
                                                              ----------------------------------------
                                                                  2000          1999          1998
                                                              ------------   -----------   -----------
OPERATING ACTIVITIES
Net loss....................................................  $(30,853,698)  $(7,536,901)  $(3,101,449)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       863,688       208,947        59,359
  Amortization..............................................        23,700        33,700        33,700
  Issuance of stock in exchange for services................       106,408        42,570           920
  Increase of fair value in Series E shares.................       265,012            --            --
  Amortization of development agreement.....................     1,011,195            --            --
  Amortization of deferred compensation.....................     1,261,457        47,500         3,541
  Issuance of common stock options to consultant............       190,000            --            --
  Value of warrants in excess of contract...................     9,657,487            --            --
  Accrued interest on convertible notes converted to
    convertible preferred stock.............................         7,317            --            --
  Warrants issued in conjunction with credit agreement......            --        25,714            --
  Warrants issued in conjunction with debt financing........        35,107            --            --
  Accelerated vesting of stock options to employees.........        65,625       170,000            --
  Loss on disposal of property and equipment................        73,565            --            --
  Changes in assets and liabilities:
    Accounts receivable.....................................    (4,096,545)   (1,246,633)     (387,944)
    Advances to related party...............................       304,908      (171,110)       (1,620)
    Prepaid expenses and other current assets...............    (4,341,968)     (136,054)      (22,635)
    Other assets............................................    (1,999,892)           --       (51,427)
    Accounts payable........................................     3,672,108       483,830        75,910
    Accrued payroll and related liabilities.................     1,621,418       257,740           202
    Other accrued liabilities...............................     3,426,328       328,609            --
    Deferred revenues.......................................    17,196,398       901,962       383,182
    Advances from officers..................................          (332)      (15,691)       15,823
                                                              ------------   -----------   -----------
        Net cash used in operating activities...............    (1,510,714)   (6,605,817)   (2,992,438)
INVESTING ACTIVITIES
Capital expenditures........................................    (6,131,935)     (928,833)     (287,877)
Proceeds from disposition of property and equipment.........        79,750            --            --
Purchases of available-for-sale investments.................            --    (5,576,918)   (8,569,135)
Sales of available-for-sale investments.....................            --     5,774,612     8,962,331
Acquisition of Selectica, India.............................      (150,000)           --            --
                                                              ------------   -----------   -----------
Net cash provided by (used in) investing activities.........    (6,202,185)     (731,139)      105,319
FINANCING ACTIVITIES
Net proceeds from initial public offering...................   122,219,226            --            --
Net proceeds from private placement.........................    72,000,000
Net proceeds from issuance of convertible preferred stock...    24,913,344     7,092,342     2,988,383
Exercise of warrants in exchange for preferred stock........       315,485            --            --
Repurchase of common stock..................................      (456,400)           --            --
Proceeds from issuance of convertible notes.................     1,000,000            --            --
Proceeds from issuance of warrants..........................       800,000            --            --
Proceeds from issuance of common stock......................     1,706,161        38,574         7,340
Proceeds from revenue contract..............................     1,033,333
                                                              ------------   -----------   -----------
Net cash provided by financing activities...................   223,531,149     7,130,916     2,995,723
                                                              ------------   -----------   -----------
Net increase (decrease) in cash and cash equivalents........   215,818,250      (206,040)      108,604
Cash and cash equivalents at beginning of the period........            --       206,040        97,436
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of the period..............  $215,818,250   $        --   $   206,040
                                                              ============   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest......................................  $     52,539   $     3,142   $        --
Conversion of preferred stock in common stock...............  $      1,978   $        --   $        --
Deferred compensation related to stock options..............  $ 12,866,004   $   298,700   $        --
Convertible notes payable and accrued interest converted to
  convertible preferred stock...............................  $    944,470   $        --   $        --
Warrants issued in conjunction with convertible notes
  payable...................................................  $     49,781   $        --   $        --
Warrants issued in conjunction with convertible preferred
  stock financing...........................................  $    615,654   $        --   $        --
Warrants issued in connection with development agreement....  $    381,330   $        --   $        --
Warrant issued in conjunction with revenue contract.........  $ 16,400,000   $        --   $        --
Issuance of stock in exchange for notes.....................  $ 12,715,887   $        --   $        --
Deferred charge on development agreement....................  $  4,711,252   $        --   $        --

                            See accompanying notes.

                                SELECTICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Selectica, Inc. (the Company or Selectica) was incorporated in the state of California on June 6, 1996 and subsequently reincorporated in the State of Delaware on January 19, 2000. The Company was organized to develop and market Internet selling system software for electronic commerce, sales force automation, and build-to-order applications.

  Principles of Consolidation

     The consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Foreign Currency Transactions

     Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operations accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current operations and were immaterial for all periods presented.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of March 31, 2000 all money market funds are invested in two funds, the Monarch Fund and The Dreyfus Institutional Preferred Money Market Fund. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

                                SELECTICA, INC.

  Customer Concentrations

     A limited number of customers have historically accounted for a substantial portion of the Company's revenues.

     Customers who accounted for at least 10% of total revenues were as follows:

                                                                   MARCH 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Samsung SDS.................................................   12%      *       *
LVMH Group..................................................   12%      *       *
3Com Corporation............................................   10%      *       *
Fireman's Fund Insurance....................................   10%      *       *
BMW of North America........................................    *      60%      *
Olicom, Inc.................................................    *      10%      *
Hewlett Packard of Germany..................................    *       *      45%
Ascend Communications, Inc..................................    *       *      27%
InterVoice, Inc.............................................    *       *      16%
Insight Enterprises, Inc. ..................................    *       *      12%

---------------
* Revenues were less than 10%.

  Cash Equivalents and Short-Term Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, principally money markets funds and commercial paper with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of March 31, 2000 all money market funds are invested in two funds, the Monarch Fund and The Dreyfus Institutional Preferred Money Market Fund. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at March 31, 2000 and 1999.

     Management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed using the straight line method over the shorter of the lease term or the estimated useful life.

  Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price of acquired companies over estimated fair values of tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over the estimated useful life, generally five years. The carrying values of long-term assets and intangibles are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets, other intangibles, and associated goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles.

                                SELECTICA, INC.

  Revenue Recognition

     The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contract; 2) bundled license, maintenance, and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

     For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 "Modification of SOP No. 97-2 with Respect to Certain Transactions." The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists.

     Arrangements consisting of license, maintenance and other services. Services can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer's specific application, data conversion and building of interfaces to allow the software to operate in customized environments.

     In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination the Company focuses on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer's existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute "complex" interfaces. In making this determination the Company considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building of the interface and uniqueness of the application, (4) the degree of involvement of customer personnel, and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. The Company also considers the likelihood of refunds, forfeitures and concessions when determining the significance of such services.

     In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement using contract accounting.

     For those arrangements accounted for using contract accounting that do not include contractual milestones or other acceptance criteria the Company utilizes the percentage of completion method based upon input measures of hours. For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs.

     In some instances the acceptance criteria in the contract require acceptance after all services are complete and all other elements have been delivered. In these instances the Company recognizes revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the

                                SELECTICA, INC.

service qualifies for separate accounting the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

     Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

     In accordance with paragraph 10 of Statement of Position 97-2, "Software Revenue Recognition," vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate), which is based on the price established by management, having the relevant authority to establish such a price. Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

  Advertising Expense

     The cost of advertising is expensed as incurred. Advertising expense for the year ended March 31, 2000 was $891,364. Advertising expenses were immaterial for all other years presented.

  Development Costs

     Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed.

  Comprehensive Loss

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the year ended March 31, 1999. The Company had no items of other comprehensive income to report in any of the periods presented.

  Net Loss Per Share

     Basic and diluted net loss per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

                                SELECTICA, INC.

     The following table presents the computation of basic and diluted and pro forma basic and diluted net loss per share:

                                                       YEARS ENDED MARCH 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------    -----------    -----------
Net loss applicable to common
  stockholders.............................  $(31,779,012)   $(7,536,901)   $(3,101,449)
                                             ============    ===========    ===========
Basic and diluted:
  Weighted-average shares of common stock
     outstanding...........................     8,629,720      5,987,019      5,243,255
  Less weighted-average shares subject to
     repurchase............................    (1,630,659)    (1,204,784)    (1,817,860)
                                             ------------    -----------    -----------
  Weighted-average shares used in computing
     basic and diluted, net loss per share
     applicable to common stockholders.....     6,999,061      4,782,235      3,425,395
                                             ============    ===========    ===========
  Basic and diluted, net loss per share
     applicable to common stockholders.....  $      (4.54)   $     (1.58)   $     (0.91)
                                             ============    ===========    ===========
  Pro forma:
     Shares used above.....................                    4,782,235
     Pro forma adjustment to reflect
       weighted-average effect of the
       assumed conversion of convertible
       preferred stock.....................                   12,499,695
                                                             -----------
     Shares used in computing pro forma
       basic and diluted, net loss per
       share applicable to common
       stockholders........................                   17,281,930
                                                             ===========
     Pro forma basic and diluted, net loss
       per share applicable to common
       stockholders........................                  $     (0.44)
                                                             ===========

     The Company has excluded all outstanding stock options and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 4,267,035, 1,444,058, and 1,279,600 shares of common stock for the years ended March 31, 2000, 1999, and 1998 were not included in the computation of diluted net loss per share applicable to common stockholders because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

  Stock-Based Compensation

     The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations. Pro forma net loss, as presented in Note 10, is a disclosure required by Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123).

  Segment Information

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, Internet selling system software for electronic commerce. The Company primarily markets its products in the United States. For the fiscal year ended March 31, 2000, sales to international locations, principally Asia, represented 15% of total revenues. Foreign sales were less than 10% for the fiscal year ended March 31, 1999. For the fiscal year

                                SELECTICA, INC.

ended March 31, 1998, sales to international locations, principally Europe, represented 46% of total revenues. Export revenues are attributable to countries based on the location of the customers.

     The Company holds long-lived assets in India with a net book value of $370,145 at March 31, 2000.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement FAS 133 for the fiscal year ending March 31, 2002. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not expect that the adoption of FAS 133 will have a material impact on its financial position or results of operations.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended June 30, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's results of operations, financial position, or cash flows.

 2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All cash equivalents as of March 31, 2000 and 1999 are classified as available-for-sale securities and consist of the following:

                                                              MARCH 31,
                                                         --------------------
                                                             2000        1999
                                                         ------------    ----
Cash equivalents:
  Money market fund....................................  $200,001,514     $--
  Commercial paper.....................................     9,963,375     --
                                                         ------------     --
          Total........................................  $209,964,889     $--
                                                         ============     ==

     The Company has an operating lease that requires a security deposit to be maintained at a financial institution for the term of the lease. The security deposit in the amount of $99,845 is classified as a restricted long-term investment and is held in commercial paper. The interest earned on the investment can be used in operations.

     Unrealized holding gains and losses on available-for-sale securities at March 31, 2000, 1999, and 1998 and gross realized gains and losses on sales of available-for-sale securities during the years ended March 31, 2000, 1999 and 1998 were not significant.

                                SELECTICA, INC.

 3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

                                                             MARCH 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Furniture and equipment.............................  $1,033,762    $  191,681
Computers and software..............................   4,385,321     1,097,657
Leasehold improvements..............................   1,664,095            --
                                                      ----------    ----------
                                                       7,083,178     1,289,338
Less: accumulated depreciation and amortization.....    (955,777)     (276,869)
                                                      ----------    ----------
          Total property and equipment, net.........  $6,127,401    $1,012,469
                                                      ==========    ==========

 4. NOTES RECEIVABLE

     In consideration for the issuance of the Company's common stock, various key employees executed promissory notes in the principal amount of $12,715,887. The notes bear interest at rates from 6.02% to 6.20% per annum, and are due and payable four years from the date of issuance. The notes are full recourse, and in addition, each of the employees has pledged the common stock, 2,034,250 shares of common stock in aggregate, as collateral to secure the obligations under the notes.

 5. OPERATING LEASE COMMITMENTS

     The Company leases office space under operating lease agreements that expire at various dates through 2010. The Company vacated the premises at 2890 Zanker Road in January 2000 and entered into a sublet agreement. Rental receipts under the sublet agreement are materially consistent with future payments.

     Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2000, are as follows:

2001....................................................  $ 2,433,527
2002....................................................    2,453,789
2003....................................................    2,401,892
2004....................................................    1,575,072
Thereafter..............................................   14,110,527
                                                          -----------
          Total future minimum payments.................   22,974,807
Future receipts under sublet agreement..................     (875,067)
                                                          -----------
          Total net future minimum payments.............  $22,099,740
                                                          ===========

     Rent expense was $1,763,985, $489,649 and $147,710 for the years ended March 31, 2000, 1999, and 1998, respectively.

 6. LITIGATION

     The Company is a party to various litigation and claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                                SELECTICA, INC.

 7. LINE OF CREDIT

     The Company has a $100,000 available letter of credit in connection with the Company's lease agreement. No amounts were committed under this letter of credit at March 31, 2000.

 8. CONVERTIBLE PROMISSORY NOTES

     In May 1999, the Company issued convertible promissory notes in the principal amount of $1,000,000 that earned interest at a rate of prime plus 1%. During June 1999, the convertible promissory notes and related accrued but unpaid interest of $7,317 were converted into 228,206 shares of Series E convertible preferred stock.

 9. ACQUISITIONS

  Catalogics Acquisition

     In July 1996, the Company acquired the assets of Catalogics Software Corporation (Catalogics), a development stage software company in the business of internet software development. In exchange for the assets of Catalogics, the Company paid $150,000 and issued 2,750,000 shares of the Company's common stock. Of the 2,750,000 shares of the Company's common stock, issued to Dr. Mittal, 1,250,000 shares were subject to a repurchase right by the Company. The repurchase right lapses over 48 months beginning July 1, 1996. (see Note 10). Through this acquisition, the Company received an assembled workforce consisting solely of the founder of Catalogics, and the rights to software in the development stage. The acquisition was accounted for as a purchase, and the total purchase price was allocated as described below. The assembled workforce intangible is being amortized over three years, and the related goodwill is being amortized over five years, their estimated useful lives.

Workforce intangible........................................  $ 30,000
In-process research and development.........................    16,500
Goodwill....................................................   118,500
                                                              --------
                                                              $165,000
                                                              ========

     As of March 31, 2000 and 1999, accumulated amortization of intangible assets was approximately $116,375 and $92,675, respectively.

  Selectica India Acquisition

     In July 1999, the Company converted $150,000 of advances to Selectica Configurators India Pvt. Ltd. (Selectica India) into 637,500 shares of common stock of Selectica India, representing 99.9% of total outstanding shares. Through this acquisition, the Company received various property and equipment and an assembled workforce and assumed various liabilities. The acquisition was accounted for as a purchase, and the total purchase price was allocated to net tangible assets.

10. STOCKHOLDERS' EQUITY

  Common Stock

     In July 1996, the Company issued 2,500,000 shares of common stock to the founders of the Company in exchange for $12,500, the then estimated fair value of common stock. Such shares vest ratably over 48 months. As of March 31, 2000 and 1999, 156,250, and 781,250 shares are subject to repurchase at $0.01 per share, respectively.

     In March, 2000, the Company completed its initial public offering, of 4,450,000 shares of common stock, which included 450,000 shares purchased by the underwriters over-allotment option. In addition, 2,400,000

                                SELECTICA, INC.

shares were issued in a private placement. At the closing of the offering, all issued and outstanding shares of the Company's preferred stock were converted into 19,777,707 shares of common stock.

  Common Stock Reserved for Future Issuance

     At March 31, 2000, common stock reserved for future issuance was as follows:

Stock option plans:
  Outstanding...............................................  3,446,627
  Reserved for future grants................................  2,200,000
Employee Stock Purchase Plan................................  1,000,000
Warrants to purchase common stock...........................    820,408
                                                              ---------
          Total common stock reserved for future issuance...  7,467,035
                                                              =========

  Convertible Preferred Stock

     Prior to the Company's initial public offering in March 2000, the Company had 19,777,707 shares of convertible preferred stock authorized. In accordance with the convertible preferred stock rights, all preferred stock outstanding automatically converted into 19,777,707 shares of common stock upon closing of the initial public offering. There was no convertible stock authorized, issued, or outstanding at March 31, 2000.

     Convertible Preferred Stock at March 31, 1999 was as follows:

                                                                     SHARES ISSUED AND
                                                 AUTHORIZED SHARES      OUTSTANDING
                                                 -----------------   -----------------
Series A.......................................      1,800,000           1,700,000
Series B.......................................      4,000,000           3,750,000
Series C.......................................      3,300,000           3,253,126
Series D.......................................      5,000,000           4,863,935
Undesignated...................................     10,900,000                  --
                                                    ----------          ----------
                                                    25,000,000          13,567,061
                                                    ==========          ==========

  Preferred Stock

     The Company's Certificate of Incorporation was amended to authorize 25,000,000 shares of preferred stock at a par value of $0.0001 per share upon reincorporation in Delaware in January 2000. There was no preferred stock issued and outstanding at March 31, 2000.

     The Board of Directors has the authority, without action by the stockholders, to designate and issue the preferred stock in one or more series and to fix the rights, preferences, privileges and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of the series. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation.

  Warrants

     The Company had previously issued convertible preferred stock warrants. Upon the effectiveness of the Company's initial public offering, all such warrants became exercisable as common stock.

     In association with a credit agreement entered into with a financial institution, the Company issued a warrant that entitles the holder to purchase 20,408 shares of Series D convertible preferred stock at an exercise

                                SELECTICA, INC.

price of $1.47 per share. The warrant expires April 17, 2005. The fair value of the warrant, $25,714, was amortized over the life of the credit agreement, which expired on June 1999. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series D convertible preferred stock of $1.47, a risk-free interest rate of 6.0%, a volatility factor of 147%, and a life of five years.

     In connection with convertible promissory notes issued in May 1999, the Company issued warrants to purchase 15,000 shares of Series E convertible preferred stock at $4.382 per share. This transaction resulted in the valuation of warrants of $49,781 of which $35,107 was amortized as interest expense prior to the conversion of the convertible debt into Series E convertible preferred stock on June 16, 1999. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $4.382, risk free interest rate of 5.9%, volatility factor of 96.1%, and a life of five years. The warrants were exercised in fiscal 2000.

     In connection with the issuance of shares of the Company's Series E convertible preferred stock in fiscal 2000, the Company issued warrants to purchase 187,129 shares of the Company's Series E convertible preferred stock at $4.382 per share. The warrants were exercised on February 25, 2000. The Company determined the fair value of the warrants of $3.29 using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $4.382, risk free interest rate of 5.78%, volatility factor of 96.1%, and a life of five years.

     In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of $381,000 is being amortized over the remaining life of the development agreement. As March 31, 2000, total amortization of this warrant was approximately $65,000.

     In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of the lesser of $13.00 or the initial public offering price of the Company. The holder of the warrant may elect to net exercise this warrant. The warrants are immediately exercisable and expire in January 2002. The value of the warrants was estimated to be $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company has recorded a $9.7 million loss on the contract for the year ended March 31, 2000.

  Stock Option Plan

     The Company's 1996 Stock Plan (the Plan) was adopted by the Board of Directors on August 26, 1996. The Plan provides for granting of incentive stock options to employees and nonstatutory stock options to outside directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant as determined by the Board of Directors. Nonstatutory stock options are granted at an exercise price of not less than 85% of the fair value per share on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Options generally vest with respect to 25% of the shares one year

                                SELECTICA, INC.

after the options' vesting commencement date and the remainder ratably over the following three years. Options granted under the Plan have a maximum term of ten years. Options can be exercised at any time and stock issued under the Plan may be, as determined by the Board of Directors, subject to repurchase by the Company. This right to repurchase generally lapses over four years from the original date of issuance or grant.

  1999 Employee Stock Purchase Plan

     On November 18, 1999, the Company's Board of Directors approved, subject to shareholder approval, the adoption of the 1999 Employee Stock Purchase Plan (the Purchase Plan). A total of 1,000,000 shares of common stock has been reserved for issuance under the Purchase Plan. On each May 1, starting in 2001, the number of shares will be automatically increased by the lesser of 2% of then outstanding shares of common stock or 1,000,000 shares. Each offering period will consist of four consecutive purchase periods of six months duration. The initial offering period is expected to begin on March 10, 2000 and ends on April 30, 2002.

     The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee is limited to purchase no more than 750 shares per purchase date (1,500 shares per year) and no more than $25,000 of stock per calendar year. If not terminated earlier, the Purchase Plan has a term of twenty years.

     Activity under all stock option plans is as follows:

                                                        OUTSTANDING STOCK OPTIONS
                                       ------------------------------------------------------------
                                         SHARES     NUMBER OF                      WEIGHTED-AVERAGE
                                       AVAILABLE      SHARES     EXERCISE PRICE     EXERCISE PRICE
                                       ----------   ----------   ---------------   ----------------
Balance at March 31, 1997...........      397,439      655,000   $0.010 - $0.030        $ 0.02
  Increase in shares reserved.......    1,339,500           --         $-               $   --
  Options granted...................     (970,100)     970,100   $0.030 - $0.100        $ 0.07
  Options exercised.................           --     (338,000)  $0.010 - $0.100        $ 0.02
  Options canceled..................        7,500       (7,500)      $0.100             $ 0.10
  Stock grant for services..........      (12,000)          --       $0.077             $ 0.08
                                       ----------   ----------
Balance at March 31, 1998...........      762,339    1,279,600   $0.030 - $0.100        $ 0.06
  Increase in shares reserved.......      750,000           --         $-               $   --
  Options granted...................   (1,315,500)   1,315,500   $0.100 - $1.250        $ 0.37
  Options exercised.................           --     (702,262)  $0.030 - $0.500        $ 0.05
  Options canceled..................      469,188     (469,188)  $0.030 - $0.500        $ 0.10
  Shares repurchased................       31,250           --       $0.010             $ 0.01
  Stock grant for services..........      (46,304)          --   $0.020 - $0.300        $ 0.26
                                       ----------   ----------
Balance at March 31, 1999...........      650,973    1,423,650   $0.030 - $2.500        $ 0.35
  Increase in shares reserved.......    6,809,090           --         $-               $   --
  Options granted...................   (5,305,200)   5,305,200   $1.500 - $30.00        $10.04
  Options exercised.................           --   (3,085,818)  $0.030 - $30.00        $ 4.71
  Options canceled..................      196,405     (196,405)  $0.100 - $25.50        $ 2.60
  Shares repurchased................       15,981           --   $0.100 - $0.500        $  .22
  Stock grant for services..........      (33,070)          --   $1.500 - $4.380        $ 2.37
                                       ----------   ----------
Balance at March 31, 2000...........    2,334,179    3,446,627   $0.100 - $30.00        $11.19
                                       ==========   ==========

                                SELECTICA, INC.

                             OPTIONS OUTSTANDING                OPTIONS VESTED
                    --------------------------------------   ---------------------
                     NUMBER OF      WEIGHTED                             WEIGHTED-
                    OUTSTANDING      AVERAGE     WEIGHTED-    OPTIONS     AVERAGE
                    SHARES AS OF    REMAINING     AVERAGE    VESTED AT   AGGREGATE
     RANGE OF        MARCH 31,     CONTRACTUAL   EXERCISE    MARCH 31,   PURCHASE
 EXERCISE PRICES        2000          LIFE         PRICE       2000        PRICE
 ---------------    ------------   -----------   ---------   ---------   ---------
$0.1000 - $0.1000       66,076        7.84        $0.1000      20,832     $0.1000
$0.2000 - $0.5000      181,117        8.43        $0.2884      32,529     $0.3271
$1.0000 - $1.2500      108,406        8.87        $1.0874      26,964     $1.0548
$1.5000 - $2.5000      659,615        9.32        $2.0901      45,520     $1.9361
$4.3800 - $4.3800      205,350        9.57        $4.3800       6,552     $4.3800
$8.5000 - $10.0000     313,423        9.74        $9.6100       3,402     $8.9414
$11.000 - $11.0000   1,246,990        9.86        $11.000      24,326     $11.000
$25.500 - $30.0000     665,650        9.94        $29.127          --     $0.0000
                     ---------        ----        -------     -------     -------
$0.1000 - $30.0000   3,446,627        9.60        $11.191     160,125     $2.8478

     All shares granted under the Plan are exercisable, however, shares exercised but not vested are subject to repurchase. At March 31, 2000, 2,612,917 shares were subject to repurchase under the Plan.

  1999 Equity Incentive Plan

     The Company adopted the 1999 Equity Incentive Plan (the Equity Incentive
Plan) in fiscal 2000. A total of 2,200,000 shares of common stock has been reserved under the Equity Incentive Plan. On each January 1, starting in 2001, the number of shares will be automatically increased by the lesser of 5% of then outstanding shares or 1,800,000. The Equity Incentive Plan includes Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Shares of Restricted Stock, and Stock Units. All employees, nonemployee directors, and consultants are eligible to participate in the Equity Incentive Plan. Each eligible participant is limited to being granted 330,000 shares per year, except in the first year of employment where the limit is 660,000 shares. The Equity Incentive Plan has a term of 10 years.

  Stock Issued for Services

     Under the terms of the Company's 1996 Stock Plan from time to time the Company issues shares of common stock in exchange for services. All services were complete at the date of grant and the value of the services was based upon the then fair value of the common stock. During fiscal 1998 the Company issued 12,000 shares of common stock at a weighted average fair value of $0.077 in exchange for accounting services. During fiscal 1999, the Company issued 46,304 shares of common stock at a weighted average fair value of $0.919 in exchange for various services including legal, marketing, business development, and recruiting services. During fiscal 2000, the Company issued 33,070 shares of common stock at a weighted average fair value of $3.218 in exchange for various services including legal, accounting, recruiting, and consulting.

  Deferred Compensation

     During the years ended March 31, 2000, 1999, and 1998, the Company recorded aggregate deferred compensation of $13,164,704 representing the difference between the exercise price of stock options granted and the then deemed fair value of the Company's common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the straight-line method, which is typically four years. For the years ended March 31, 2000, 1999 and 1998, the Company amortized $1,261,457, $47,500, and $3,541, respectively.

                                SELECTICA, INC.

  Accelerated Options

     In March 1999, in association with an employee termination agreement, the Company accelerated 137,000 shares of unvested common stock and recorded $170,000 of related compensation expense.

  Accounting for Stock-Based Compensation

     As permitted under FAS 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock based awarded to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

     Pro forma information regarding net loss is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted under the fair value method of FAS 123. The fair value of options granted was estimated at the date of grant using the minimum-value method. The minimum-value option valuation model was developed for use in estimating the fair value of nonpublicly traded options that have no vesting restrictions and are fully transferable. In addition option valuation models require the input of highly subjective assumptions, including expected life and risk-free interest rates. Because the Company's options have characteristics significantly different from those of traded options and because the changes in the subjective input assumptions can materially affect the fair value estimate, the existing model does not necessarily provide a reliable single measure of the fair value of its options.

     The Company has not granted stock options subsequent to the initial public offering on March 10, 2000. The Company will value options granted subsequent to the initial public offering using the Black-Scholes valuation model.

     The fair value of stock options granted in fiscal years 2000, 1999 and 1998 were estimated at the date of grant using the following weighted average assumptions:

                                                                   MARCH 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Risk-free interest rate.....................................  5.96%   5.05%   5.94%
Expected dividend yield.....................................  0.00%   0.00%   0.00%
Volatility..................................................  0.00%   0.00%   0.00%
Expected life of options in years...........................  7.00    7.00    7.00

     The weighted-average fair value where exercise price is equal to the deemed fair value of common stock on date of grant for the years ended March 31, 2000, 1999 and 1998 was $4.90, $0.11 and $0.02, respectively. The weighted-average fair value where exercise price is less than the deemed fair value of common stock on date of grant for the years ended March 31, 2000 and 1999 was $6.75 and $0.56, respectively. There were no options where the exercise price was less than the deemed fair value of common stock on the date of grant for the year ended March 31, 1998. The Company has accounted for the differential between the exercise price and deemed fair value as deferred compensation.

                                SELECTICA, INC.

     Had compensation cost for the Company's stock based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                       YEARS ENDED MARCH 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------    -----------    -----------
Net loss applicable to common stockholders:
  As reported..............................  $(31,779,012)   $(7,536,901)   $(3,101,449)
  Pro forma................................  $(33,576,947)   $(7,551,879)   $(3,111,548)
Basic and diluted, pro forma net loss per
  share applicable to common
  stockholders.............................  $      (4.80)   $     (1.58)   $     (0.91)

11. INCOME TAXES

     The provision for income taxes consists of the following:

                                                                YEAR ENDED
                                                              MARCH 31, 2000
                                                              --------------
Current provision:
  State.....................................................     $20,000
  Foreign...................................................      30,000
                                                                 -------
                                                                 $50,000
                                                                 =======

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (35%) to income before taxes is explained below:

                                                       YEARS ENDED MARCH 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------    -----------    -----------
Tax (benefit) at federal statutory rate....  $(10,781,000)   $(2,637,000)   $(1,085,000)
Loss for which no tax benefit is currently
  recognizable.............................    10,781,000      2,637,000      1,085,000
State taxes................................        20,000             --             --
Foreign taxes..............................        30,000             --             --
                                             ------------    -----------    -----------
          Total provision..................  $     50,000    $        --    $        --
                                             ============    ===========    ===========

     Significant components of the Company's deferred tax assets are as follows:

                                                             MARCH 31,
                                            -------------------------------------------
                                                2000            1999           1998
                                            ------------    ------------    -----------
Deferred tax assets:
Net operating loss carryforwards..........  $  4,416,000    $  3,967,000    $ 1,188,000
  Tax credit carryforwards................       619,000         296,000        103,000
  Deferred revenue........................     7,522,000         314,000        153,000
  Accruals and reserves not currently
     deductible...........................            --         136,000             --
Nondeductible deferred charge.............     3,952,000              --             --
Other.....................................       723,000              --             --
Total deferred tax assets.................    17,232,000              --             --
Valuation allowance.......................   (17,232,000)             --             --
                                            ------------    ------------    -----------
          Net deferred tax assets.........  $         --    $         --    $        --
                                            ============    ============    ===========

                                SELECTICA, INC.

     The Company has recorded a tax provision of $50,000 for the year ended March 31, 2000. The provision for income taxes consists primarily of state income taxes and foreign taxes. There is no provision for income taxes for the years ended March 31, 1999 and 1998.

     Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

     The valuation allowance increased by $12,519,000 and $3,269,000 during the years ended March 31, 2000 and 1999, respectively.

     As of March 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $10,900,000 and $10,300,000, respectively. As of March 31, 2000, the Company also had federal and state research and development tax credit carryforwards of approximately $400,000 and $300,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005 through 2020, if not utilized.

     Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

12. RELATED PARTY

     During the years ended March 31, 2000, 1999, and 1998, certain services were performed by Selectica Configurators India Pvt. Ltd. (Selectica India), a related party. These efforts included quality and assurance testing and consulting services. Prior to June 30, 1999, Selectica India was owned by the parents of the chief executive officer and founder of the Company. Total expenses related to these efforts, which are included in the Company's statements of operations, by Selectica India, amounted to $135,000, $302,511, and $51,200 for the years ended March 31, 2000, 1999, and 1998, respectively. The Company also advanced $155,000 to Selectica India during 1999 for future services efforts. Amounts included in accounts payable were immaterial for all periods presented. During July 1999, the Company acquired a majority ownership of Selectica, India. See Note 9 for further details.

     In December 1999, the Company acquired approximately 2% of the equity in LoanMarket Resources, LLC in exchange for a license and consulting service agreement. As there is no readily determinable fair value for the equity position in LoanMarket Resources, LLC, because this is a privately held company, the Company has not ascribed any value to the investment. Revenue recognized on the agreement was approximately $434,000 for the year and represented the percentage-of-completion to date. Amounts recognized under the contract were less than total cash received to date. Remaining cash receipts of approximately $366,000 are included in deferred revenues as of March 31, 2000.

13. BENEFIT PLAN

     Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2000, 1999, and 1998. Administrative expenses relating to the 401(k) Plan are insignificant.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Selectica, Inc.

     We have audited the accompanying consolidated balance sheets of Selectica Inc. as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica Inc. at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

San Jose, California
May 26, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of June, 2000.

                                          SELECTICA, INC.
                                          Registrant

                                                  /s/ STEPHEN BENNION
                                          --------------------------------------
                                                     Stephen Bennion
                                               Chief Financial Officer and
                                                Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
                       PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                  /s/ RAJEN JASWA                       President and Chief Executive     June 28, 2000
---------------------------------------------------   Officer and Chairman of the Board
                    Rajen Jaswa

     PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                ACCOUNTING OFFICER:

                /s/ STEPHEN BENNION                  Vice President of Finance and Chief  June 28, 2000
---------------------------------------------------    Financial Officer and Secretary
                  Stephen Bennion

               ADDITIONAL DIRECTORS:

               /s/ DR. SANJAY MITTAL                  Vice President of Engineering and   June 28, 2000
---------------------------------------------------   Chief Technical Officer and Vice
                 Dr. Sanjay Mittal                          Chairman of the Board

                 /s/ BETSY ATKINS                                 Director                June 28, 2000
---------------------------------------------------
                   Betsy Atkins

                  /s/ JOHN FISHER                                 Director                June 28, 2000
---------------------------------------------------
                    John Fisher

                 /s/ MICHAEL LYONS                                Director                June 28, 2000
---------------------------------------------------
                   Michael Lyons

            /s/ ROBIN RICHARDS DONOHOE                            Director                June 28, 2000
---------------------------------------------------
              Robin Richards Donohoe

              /s/ THOMAS NEUSTAETTER                              Director                June 28, 2000
---------------------------------------------------
                Thomas Neustaetter

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                       CHARGED TO
                                   BALANCE AT          OPERATING                        BALANCE AT
                                BEGINNING OF YEAR       EXPENSES       DEDUCTIONS(1)    END OF YEAR
                                -----------------    --------------    -------------    -----------
                                                     (IN THOUSANDS)
Allowance for doubtful
  accounts:
  Year ended March 31, 2000.          $104                $325              $14            $415
  Year ended March 31, 1999.          $ 30                $ 74              $--            $104
  Year ended March 31, 1998.          $ --                $ 30              $--            $ 30

---------------

(1) Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
      3.2*     Form of Second Amended and Restated Certificate of
               Incorporation to be filed immediately following the closing of the offering made under this Registration Statement.
      3.3*     Amended and Restated Bylaws of the Registrant.
      4.1*     Reference is made to Exhibits 3.2 and 3.3.
      4.2*     Form of Registrant's Common Stock certificate.
      4.3*     Amended and Restated Investor Rights Agreement dated June
               16, 1999.
      4.4*     Warrant to Purchase Stock between the Registrant and
               Imperial Bank, dated April 17, 1998; First Amendment to
               Warrant between the Registrant and Imperial Bank, dated July
               1, 1998.
      4.5*     Warrant to Purchase Stock between the Registrant and Cisco
               Systems, Inc., dated January 14, 2000.
     10.1*     Form of Indemnification Agreement.
     10.2*     1996 Stock Plan.
     10.3*     1999 Employee Stock Purchase Plan.
     10.4*     1999 Equity Incentive Plan.
     10.5*     Lease between Spieker Properties L.P. and the Registrant,
               dated December 8, 1997.
     10.6*     Lease between John Arrilliga Survivors Trust and the Richard
               T. Perry Separate Property Trust as Landlord and the
               Registrant as Tenant, dated October 1, 1999.
     10.7*     Major Account License Agreement between the Registrant and
               Fujitsu Network Communications, Inc., dated November 4,
               1998.
     10.8*     Agreement for Web Site Design and Development Service
               between the Registrant and BMW of North America, Inc., dated
               July 15, 1998.
     10.9*     Major Account License Agreement between the Registrant and the Fireman's Fund Insurance Company, dated June 24, 1999.
     10.10*    Major Account License Agreement between the Registrant and
               Loanmarket Resources, LLC., dated June 30, 1999.
     10.11*    Major Account License Agreement between the Registrant and
               Aspect Telecommunications, dated May 17, 1999.
     10.12*    A Consulting Engagement Proposal from the Registrant to
               3Com, dated July 29, 1999.
     10.13*    A Consulting Engagement Proposal from the Registrant to
               3Com, dated August 10, 1999.
     10.14*    Employment Agreement between the Registrant and Rajen Jaswa, dated as of July 1, 1997.
     10.15*    Employment Agreement between the Registrant and Dr. Sanjay
               Mittal, dated as of July 1, 1997.
     10.16*    Offer letter from the Registrant to Stephen Bennion dated as of September 16, 1999.
     10.17*    Offer letter from the Registrant to Daniel A. Carmel dated as of July 23, 1999.
     10.18*    Major Account License Agreement between the Registrant and
               Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant
               and Samsung SDS Co., Ltd., dated February 10, 2000.
     10.19*    International Value Added Reseller Agreement between the
               Registrant and Samsung SDS Co., Ltd., dated January 12,
               2000; Amendment #1 to International Value Added Reseller
               Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.

    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
     10.20*    Stock Purchase Agreement between the Registrant and Samsung
               SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the
               Stock Purchase Agreement between the Registrant and Samsung
               SDS Co., Ltd., dated February 8, 2000.
     10.21*    Lease between John Arrillaga Survivors Trust and Richard T.
               Perry Separate Property Trust as Landlord and the Registrant
               as Tenant, dated October 1, 1999.
     10.22*    Stock Purchase Agreement between the Registrant and Dell
               USA, L.P., dated February 14, 2000.
     23.1      Consent of Ernst & Young LLP, independent auditors.
     27.1      Financial Data Schedule.

---------------
* Previously filed in the Company's Registration Statement (No. 333-92545) declared effective on March 9, 2000.