Form 10-Q
period 2000-06-30
SELECTICA INC
filed 2000-08-08
CIK 1090908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26130
                            ------------------------

                                SELECTICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0432030
          (STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NO.)

                   3 WEST PLUMERIA DRIVE, SAN JOSE, CA 95134
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 570-9700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Approximately 35,935,812 shares of Common Stock, $0.0001 par value, as of June 30, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                 SELECTICA INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
                        PART I  FINANCIAL INFORMATION

ITEM 1:  Financial Statements........................................

         Condensed Consolidated Balance Sheets as of June 30, 2000
         and March 31, 2000..........................................      2

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2000 and 1999...................      3

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2000 and 1999...................      4

         Notes to Condensed Consolidated Financial Statements........      5

ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................

ITEM 3:  Quantitative and Qualitative Disclosure about Market Risk...     27

                         PART II  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K............................     27

Signatures...........................................................

                                SELECTICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    MARCH 31,
                                                                2000        2000*
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $125,144    $215,818
  Short-term investments....................................    57,166          --
  Accounts receivable, net of allowance for doubtful
     accounts of $555 and $415, respectively................     9,308       5,731
  Advances to related party.................................        18          18
  Prepaid expenses and other current assets.................     6,868       9,418
                                                              --------    --------
          Total current assets..............................   198,504     230,985
Property and equipment, net.................................     7,926       6,127
Goodwill, net of amortization of $122 and $116,
  respectively..............................................        24          30
Other assets................................................     2,247       2,054
Long-term investments.......................................    21,295          --
Investments, restricted.....................................        98         100
Development agreement, net of amortization of $1,541 and
  $1,011, respectively......................................     2,626       3,156
                                                              --------    --------
          Total assets......................................  $232,720    $242,452
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,163    $  4,258
  Accrued payroll and related liabilities...................     3,375       1,879
  Other accrued liabilities.................................     1,327       3,755
  Deferred revenues.........................................    23,340      18,482
                                                              --------    --------
          Total current liabilities.........................    31,205      28,374
Commitments and contingencies
Stockholders' equity:
  Preferred stock...........................................        --          --
  Common stock..............................................         3           3
  Additional paid-in capital................................   282,258     281,773
  Deferred compensation.....................................   (11,081)    (11,860)
  Stockholder notes receivable..............................   (12,716)    (12,716)
  Accumulated deficit.......................................   (56,715)    (43,122)
  Accumulated other comprehensive loss......................      (234)         --
                                                              --------    --------
          Total stockholders' equity........................   201,515     214,078
                                                              --------    --------
          Total liabilities and stockholders' equity........  $232,720    $242,452
                                                              ========    ========

---------------
* Amounts derived from audited financial statements

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Revenues:
  License...................................................  $  3,674    $   708
  Services..................................................     3,907        493
                                                              --------    -------
          Total revenues....................................     7,581      1,201
Cost of revenues:
  License...................................................       231         52
  Services..................................................     5,227      1,069
  Services -- related party.................................        --        135
                                                              --------    -------
          Total cost of revenues............................     5,458      1,256
                                                              --------    -------
Gross profit (loss).........................................     2,123        (55)
Operating expenses:
  Research and development..................................     4,382      1,479
  Sales and marketing.......................................    12,723      1,885
  General and administrative................................     1,953        498
                                                              --------    -------
          Total operating expenses..........................    19,058      3,862
                                                              --------    -------
Loss from operations........................................   (16,935)    (3,917)
Other income (expense):
  Interest income...........................................     3,342         --
  Interest expense..........................................        --        (47)
                                                              --------    -------
Loss before provision for income taxes......................   (13,593)    (3,964)
Provision for income taxes..................................        --         26
                                                              --------    -------
Net loss....................................................  $(13,593)   $(3,990)
                                                              ========    =======
  Basic and diluted, net loss per share.....................  $  (0.41)   $ (0.21)
                                                              ========    =======
Weighted-average shares of common stock used in computing
  basic and diluted, net loss per share.....................    33,340     19,380
                                                              ========    =======

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(13,593)   $(3,990)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................       486        140
  Amortization of private placement discount................       534         --
  Amortization of warrants in connection with license and
     service agreement......................................     2,728         --
  Issuance of common stock in exchange for services.........        --         22
  Accrued interest on convertible notes converted to
     convertible preferred stock............................        --          7
  Amortization of goodwill..................................         6          6
  Amortization of development agreement.....................       530         --
  Amortization of deferred compensation.....................       849         25
  Accelerated vesting of stock options to employees.........       475         66
  Warrants issued in conjunction with debt financing........        --         35
  Changes in assets and liabilities:
     Accounts receivable....................................    (3,577)    (2,312)
     Advances to related party..............................        --        (14)
     Prepaid expenses and other current assets..............      (178)      (163)
     Other assets...........................................      (191)         2
     Accounts payable.......................................    (1,095)       301
     Accrued payroll and related liabilities................     1,496        284
     Other accrued liabilities..............................    (2,428)      (194)
     Deferred revenues......................................     4,324      2,666
                                                              --------    -------
Net cash used in operating activities.......................    (9,634)    (3,119)
INVESTING ACTIVITIES
  Capital expenditures......................................    (2,285)      (488)
  Purchase of short term investments........................   (57,418)        --
  Purchase of long term investments.........................   (21,277)        --
                                                              --------    -------
Net cash used in investing activities.......................   (80,980)      (488)
FINANCING ACTIVITIES
  Net proceeds from issuance of convertible notes...........        --      1,000
  Net proceeds from initial public offering.................       (98)        --
  Net proceeds from issuance of convertible preferred
     stock..................................................        --     13,929
  Proceeds from issuance of common stock, net of
     repurchases............................................        38         20
                                                              --------    -------
Net cash provided by financing activities...................       (60)    14,949
                                                              --------    -------
Net increase (decrease) in cash and cash equivalents........   (90,674)    11,342
Cash and cash equivalents at beginning of the period........   215,818         --
                                                              --------    -------
Cash and cash equivalents at end of the period..............  $125,144    $11,342
                                                              ========    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Deferred compensation related to stock options..............  $    284    $   261
Convertible notes payable and accrued interest converted to
  convertible preferred stock...............................  $     --    $   944
Warrants issued in conjunction with convertible notes
  payable...................................................  $     --    $    50
Warrants issued in conjunction with convertible preferred
  stock financing...........................................  $     --    $   616

                            See accompanying notes.

                                SELECTICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The condensed consolidated balance sheets as of June 30, 2000, the condensed consolidated statements of operations for the three months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended June 30, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and for all periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2000 has been derived from audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in this prospectus and the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

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

     Customers who accounted for at least 10% of total revenues were as follows:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                               ----       ----
Samsung SDS...............................................     31%         *
Southwestern Bell.........................................     19%         *
Dell......................................................     14%         *
RTS Software..............................................      *         39%
Watlow Electric...........................................      *         19%
BMW of North America......................................      *         18%
Centigram Communications..................................      *         15%

---------------
* Revenues were less than 10%.

                                SELECTICA, INC.

 2. INVESTMENTS

     All investments as of June 30, 2000 are classified as available-for-sale securities. The Company did not hold any investments as of March 31, 2000. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's short-term and long-term investments:

                                                                 JUNE 30,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
SHORT-TERM INVESTMENTS:
  Certificate of deposit....................................     $10,112
  Corporate notes and bonds.................................      20,740
  Municipal bonds...........................................       2,516
  Government agencies.......................................      24,038
                                                                 -------
     Short-term investments at cost.........................      57,406
  Unrealized losses.........................................        (240)
                                                                 -------
     Fair value.............................................     $57,166
                                                                 =======

                                                                 JUNE 30,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
LONG-TERM INVESTMENTS:
  Corporate notes and bonds.................................     $ 5,078
  Government agencies.......................................       7,916
  U.S. treasury notes.......................................       8,283
                                                                 -------
     Short-term investments at cost.........................      21,277
  Unrealized gains..........................................          18
                                                                 -------
     Fair value.............................................     $21,295
                                                                 =======

     Unrealized holding gains and losses on available-for-sale securities at March 31, 2000 and gross realized gains and losses on sales of available-for-sale securities during the three months ended June 30, 2000 and 1999 were not significant.

 3. STOCKHOLDERS' EQUITY

  Warrants

     In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of $381,000 is being amortized over the remaining life of the development agreement. As June 30, 2000, total amortization of this warrant was approximately $121,000.

     In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00. The holder of the warrant may elect to net exercise this warrant. The warrants are

                                SELECTICA, INC.

immediately exercisable and expire in January 2002. The value of the warrants was estimated to be $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company recorded a $9.7 million loss on the contract in the year ended March 31, 2000. The Company amortized $2.6 million related to the fair value of the warrants in the three months ended June 30, 2000.

  Deferred Compensation

     During the three months ended June 30, 2000, the Company granted 311,065 options to employees with exercise price that were less than fair value and recorded deferred compensation of $284,000. Such compensation will be amortized over the vesting period of the options, typically four years. For the three months ended June 30, 2000 and 1999, the Company amortized $849,000 and $25,000, respectively.

  Accelerated Options

     During the three months ended June 30, 2000, in association with employee termination agreements, the Company accelerated 19,807 shares of unvested common stock and recorded $475,000 of related compensation expense.

 4. INCOME TAXES

     There was no provision for income taxes for the three months ended June 30, 2000 due to the net operating losses. The Company has recorded a tax provision of $26,000 for the three months ended June 30, 1999 primarily for state and foreign taxes.

 5. EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Financial Accounting Standards Board No. 128, Earnings per Share. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options to purchase 2,161,569 shares of common stock and warrants to purchase 800,000 shares of common stock were excluded from the June 30, 2000 computation as their effect is antidilutive.

 6. COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended June 30, 2000 and 1999 are as follows:

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
                                                            (IN THOUSANDS)
Net loss................................................  $(13,593)   $(3,990)
Change in unrealized losses on securities...............      (234)        --
                                                          --------    -------
Comprehensive loss......................................  $(13,827)   $(3,990)
                                                          ========    =======

     Accumulated other comprehensive loss as of June 30, 2000, represents net unrealized losses on securities. There were no elements of accumulated other comprehensive income at March 31, 2000.

                                SELECTICA, INC.

 7. ACQUISITIONS

     In July 2000, the Company entered into an agreement to acquire Wakely Software, Inc., a provider of rating software and actuarial services for the insurance industry for 175,000 shares of the Company's common stock and $4,350,000. Combined with Wakely Software, the Company intends to offer a multi-channel Internet sales solution developed for the insurance industry. The purchase price was estimated at the time to be approximately $18 million, excluding transaction costs. The Company will account for the acquisition as a purchase transaction when it is consummated. The purchase price will be allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company believes that a significant portion of the purchase price will be allocated to intangible assets, including goodwill which will be amortized over the estimated useful lives.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate), which is based on the price established by management having the relevant authority. Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. To date we have had four maintenance contracts come up for renewal for which the customer elected to renew such maintenance contracts. We believe that given the nature of our products as selling solutions for the Internet, our customers view maintenance of those products as important to their business and will continue to need upgrades and support of licensed products. As a result, we believe renewals will occur in the future as more contracts come up for renewal.

     To date we have not entered into arrangements solely for license of our products and, therefore, we have not demonstrated vendor specific objective evidence for the fair value of the license element.

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element.

     For the three months ended June 30, 2000 we recognized 49% of license and services revenues under the percentage-of-completion method and 46% using the residual method. For the three months ended June 30, 1999 we recognized 60% of license and services revenues under the residual method and 39% using completed contract method. For the year ended March 31, 2000, we recognized 45% of license revenues under the residual method, 28% under the percentage-of-completion method, and 23% using the completed contract method. For the fiscal year ended March 31, 1999 we recognized 63% of license and services revenues under the percentage-of-completion method and 36% using the completed contract method.

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services revenues declined significantly in the quarter ended June 30, 1999 due to the completion of services under a contract with BMW of North America, one of our significant customers. Our license and services revenues increased significantly in the quarters ended September 30, 1999 and December 31, 1999 generally due to the addition of two new customers in each respective quarter.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

  Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. For the three months ended June 30, 2000, revenue from Samsung SDS, Southwestern Bell, and Dell accounted for 31%, 19% and 14% of our revenues, respectively. For the three months ended June 30, 1999, revenue from RTS Software, Watlow Electric, BMW of North America and Centigram Communications accounted for 39%, 19%, 18% and

15% of our revenues, respectively. For the year ended March 31, 2000, revenue from Samsung SDS, LVMH Group, 3Com Corporation, and Fireman's Fund accounted for 12%, 12%, 10%, and 10% of our revenues, respectively. For the fiscal year ended March 31, 1999, revenue from BMW of North America and Olicom accounted for 60% and 10% of our revenues, respectively. For the fiscal year ended March 31, 1998, revenue from Hewlett-Packard of Germany, Ascend Communications, InterVoice and Insight accounted for 45%, 27%, 16% and 12% of our total revenues, respectively. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of June 30, 2000, we had an accumulated deficit of approximately $56.7 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Internet selling system market. Accordingly, we intend to continue to invest heavily in sales and marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses for the foreseeable future.

     In addition, if we consummate the acquisition of Wakely Software, we expect to incur charges in the areas of in-process research and development. We expect to incur amortization expense of goodwill over a period of three to five years. See Note 10 of the Notes to consolidated financial statements for the years ended March 31, 2000 and Note 7 of Notes to condensed financial statements for the three months ended June 30, 2000.

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

Equity Transactions

     During October 1999, we issued, 1,505,702 shares of Series E Preferred Stock to various investors, including parties related to us, for gross proceeds of $6,597,986. Of this amount, $23,000 related to the exercise of warrants to purchase 5,250 shares of Series E Preferred Stock issued in connection with the convertible debt financing in May 1999. We issued 1,500,452 of these shares at $4.382 per share while the deemed fair value of such preferred stock at that date was approximately $7.70. As a result, in the third quarter of fiscal 2000 we recorded $5.0 million of charges related to the difference between the actual issuance price of the preferred stock and its deemed fair value. Of this amount, $266,000 was accounted for as compensation expense, $925,000 was accounted for as a dividend to stockholders in the third quarter of fiscal 2000 and the remaining amount will be amortized over an approximate two-year period in connection with a development agreement entered into in September 1999 with Intel, one of the investors. As of June 30, 2000 approximately $1.5 million had been amortized.

     Under the terms of the development agreement with Intel, we will work with Intel to port the current suite of ACE products to additional platforms. In connection with the development agreement, we issued warrants to purchase 57,000 shares of Series E convertible Preferred Stock. The warrants were issued in December 1999 and were valued using the Black-Scholes valuation model. The value of the warrants is approximately $381,000 and this amount will be expensed over the remaining life of the development agreement, which will be approximately two years. As of June 30, 2000, approximately $121,000 had been amortized.

     On January 7, 2000, in connection with a license agreement entered into in November 1999 and one year maintenance agreement of $3.0 million, we issued a warrant to purchase 800,000 shares of common stock to one of our customers, for $800,000. The warrant is fully vested, has a life of two years, and an exercise price per share of $13. The value of the warrant is approximately $16.4 million and was determined based upon a Black-Scholes valuation model. The value of the warrant, less the warrant purchase price of $800,000, is greater than the revenues associated with the license and maintenance agreement, and accordingly, we recorded a loss of approximately $9.7 million in the fourth quarter of fiscal 2000.

     Between January 1, 2000 and June 30, 2000, an aggregate of 2,548,265 options to purchase common stock were granted at a weighted average price of $21.59. We have recorded deferred compensation related to these options of approximately $7.0 million representing the difference between the exercise price of the options granted and the deemed fair value of our common stock at the date of grant.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues for certain items in the Company's condensed consolidated statements of operations data for the three months ended June 30, 2000 and 1999.

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License...................................................    48%      59%
  Services..................................................    52       41
                                                              ----     ----
          Total revenues....................................   100      100
Cost of revenues:
  License...................................................     3        4
  Services..................................................    69       90
  Services -- related party.................................    --       11
                                                              ----     ----
          Total cost of revenues............................    72      105
                                                              ----     ----
          Gross profit (loss)...............................    28       (5)
Operating expenses:
  Research and development..................................    58      123
  Sales and marketing.......................................   168      157
  General and administrative................................    25       41
                                                              ----     ----
          Total operating expenses..........................   251      321
                                                              ----     ----
Loss from operations........................................  (223)    (326)
Interest and other income (expense), net....................    44       (4)
                                                              ----     ----
Net loss before taxes.......................................  (179)    (330)
Provision for income taxes..................................    --        2
                                                              ----     ----
Net loss....................................................  (179)%   (332)%
                                                              ====     ====

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     Total revenues were $7.6 million in the quarter ended June 30, 2000, an increase of approximately $6.4 million or 531% over the quarter ended June 30, 1999 and a 9% increase from the quarter ended March 31, 2000. We believe that the future percentage increase in revenues will be significantly less than what has been achieved in prior periods.

     License. License revenues totaled $3.7 million in the quarter ended June 30, 2000, an increase of approximately $3.0 million or 419% over the quarter ended June 30, 1999 and an 8% decrease from the quarter ended March 31, 2000. The net decrease in license revenues from the three months ended March 31, 2000 to three months ended June 30, 2000 was due to $733,000 of amortization of the fair value of the warrant issued to a significant customer in connection with a license and service agreement offset by the addition of new customers as a result of expanded marketing activities, growth in our sales force, and greater demand for and the acceptance of our ACE suite of products. Additionally, we expect to amortize the remaining $1.4 million associated with the fair value of this warrant through the end of fiscal 2001. The amount we amortize in each quarter of fiscal 2001 will fluctuate based on our revenues from this agreement. We intend to generate additional license revenues from our existing customers and anticipate that revenues will increase in absolute dollars in future periods, although it will fluctuate as a percentage of total revenues as our customers and size of transactions change.

     Services. Services revenues totaled $3.9 million in the quarter ended June 30, 2000, an increase of approximately $3.4 million or 692% over the quarter ended June 30, 1999 and a 33% increase from the quarter ended March 31, 2000. Our services revenues are comprised of fees from consulting, maintenance and training services. The increase in services revenues was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with our increased installed base. During the three months ended June 30, 2000, revenues were also reduced by amortization of $2.0 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement as noted above. Additionally, we expect to amortize the remaining $1.8 million associated with the fair value of this warrant through the end of fiscal 2001. The amount we amortize in each quarter of fiscal 2001 will fluctuate based on our revenues from this agreement. We expect services revenues to continue to increase in terms of absolute dollars in future periods as the number of consulting projects and maintenance contracts increases with the addition of new customers.

Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. Cost of license revenues represented 6% of license revenues in the three months ended June 30, 2000, as compared to 7% for the three months ended June 30, 1999. We expect cost of license revenues to maintain a relatively consistent level as a percentage of license revenues.

     Cost of Services Revenues, including Related Party. Cost of services revenue is comprised mainly of salaries and related expenses of our services organization. For the three months ended June 30, 1999, cost of services revenues excludes expenses of our professional services organization in Pune, India, which are included in costs of services revenues -- related party. Cost of services revenues, including cost of services from a related party for the three months ended June 30, 2000, totaled $5.2 million, an increase of $4.0 million or 334% over the three months ended June 30, 1999. Cost of services revenue, including related party, was 134% compared to 244% of services revenues for the quarters ended June 30, 2000 and 1999, respectively. The increase in costs of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases. We expect cost of services revenues to fluctuate as a percentage of service revenue.

Gross Profit

     For the three months ended June 30, 2000, we experienced overall gross margins of 28% compared to overall negative gross margins of 5% for the quarter ended June 30, 1999. The increase in gross margin percentage was due to an increase in license revenues in the three months ended June 30, 2000 compared to the three months ended June 30, 1999. We expect that our overall gross margins will continue to fluctuate due to the timing of services and license revenue recognition and will continue to be adversely affected by lower margins associated with services revenues. The amount of impact on our gross profit will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

     Gross Margin -- Licenses. Gross margin for license revenues was approximately 94% for the quarter ended June 30, 2000 and 93% for the quarter ended June 30, 1999. During the three months ended June 30, 2000, revenues were reduced by $733,000 representing amortization of the fair value of the warrant issued to a significant customer in connection with a license and service agreement. Additionally, we expect to amortize the remaining $1.4 million associated with the fair value of this warrant through the end of fiscal 2001. The amount we amortize in each quarter of fiscal 2001 will fluctuate based on our revenues from this agreement.

     Gross Margin -- Services. Gross margin for services was approximately negative 34% in the quarter ended June 30, 2000 and negative 144% in the quarter ended June 30, 1999. The negative gross margin for the three months ended June 30, 2000 is primarily due to the revenues reduced by amortization of $2.0 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement. Additionally, we expect to amortize the remaining $1.8 million associated with the fair value of this warrant through the end of fiscal 2001. The amount we amortize in each quarter of fiscal 2001 will fluctuate based on our revenues from this agreement. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins on our service contracts. The amount of impact on our gross profit will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, whether the services are being performed on a fixed fee basis and the overall utilization rates of our professional services organization. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases and that cost of services revenues will fluctuate as a percentage of service revenue.

Operating Expenses

     Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering, quality assurance, and technical publications efforts. Research and development costs were $4.4 million in the quarter ended June 30, 2000, an increase of $2.9 million or 196% over the comparable period in 1999. The increase was primarily due to an increase in the number of research and development personnel to support the development of ACE 4.0, quality assurance, and technical publications operations. We amortized approximately $86,000 for deferred compensation and approximately $530,000 for the development agreement entered into with Intel for the three months ended June 30, 2000. We expect that research and development expenses will increase in absolute dollars in future periods.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization and marketing programs, including trade shows, sales materials, and advertising. Sales and marketing expenses totaled $12.7 million in the quarter ended June 30, 2000, an increase of $10.8 million or 575% over the comparable period ended in 1999. The increase was primarily due to the hiring of additional sales and marketing personnel and expenses incurred in connection with trade show and additional marketing programs. We amortized approximately $465,000 for deferred compensation and $431,000 for acceleration of stock option vesting for the three months ended June 30, 2000. We expect that sales and marketing expenses will increase in absolute dollars over the next year as we increase spending on advertising and marketing programs and establish sales offices in additional domestic and international locations.

     General and Administrative. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses totaled $2.0 million in the quarter ended June 30, 2000, an increase of $1.5 million or 292% over the comparable period ended in 1999. The increase was primarily due to a higher number of personnel and additional legal and accounting costs incurred in connection with business activities. We amortized approximately $116,000 for deferred compensation and $44,000 for acceleration of stock option vesting during the three months ended June 30, 2000. We expect that general and administrative expenses will increase in absolute dollars over the next fiscal year as we hire additional general and administrative personnel to support our expanding business activities.

Interest and Other Income, Net

     Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable, offset by interest expense related to convertible debt issued in the three months ended June 30, 1999 and converted in the same quarter. Interest and other income, net totaled $3.3 million compared with interest expense of $47,000 for the comparable period in 1999. The increase of $3.4 million in the three months ended June 30, 2000 resulted primarily from interest income on our initial public offering and private placement net proceeds of $194.2 million, which was completed on March 10, 2000.

Provision for Income Taxes

     There was no provision for income taxes for the three months ended June 30, 2000. We have recorded a tax provision of $26,000 for the three month period ended June 30, 1999. The provision for income taxes consists primarily of state income taxes and foreign taxes.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

CONSOLIDATED BALANCE SHEET DATA

     Cash, cash equivalents and short-term investments were approximately $182.3 million at June 30, 2000 compared to $215.8 million at March 31, 2000. The decrease primarily relates to cash used in operations during the three months ended June 30, 2000 of $9.6 million, capital expenditures of $2.3 million and investment in long-term commercial paper of $21.3 million at June 30, 2000. Accounts receivable was approximately $9.3 million at June 30, 2000 compared to $5.7 million at March 31, 2000. The increase of $3.6 million is a direct result of increased deferred revenues related to advanced billings and increased license and services revenues from seven new customers during the quarter. Prepaid expenses were approximately $6.9 million at June 30, 2000 compared to $9.4 million at March 31, 2000. The decrease of $2.6 million is primarily due to the amortization of the fair value of a warrant issued to a customer in connection with a license agreement. Property and equipment, net was $7.9 million at June 30, 2000 and $6.1 million at March 31, 2000. The $1.8 million increase primarily relates to capital additions of $2.3 million related to leasehold improvements to our new facility in San Jose as well as computers and networking equipment related to our headcount growth offset by depreciation of $486,000.

     Accounts payable was approximately $3.2 million at June 30, 2000 compared to $4.3 million at March 31, 2000. The decrease of $1.1 million was primarily due to March 31, 2000 accruals related to our responsibilities of a public company. Accrued payroll and related liabilities was approximately $3.4 million at June 30, 2000 compared to $1.9 million at March 31, 2000. The $1.5 million increase primarily relates to employee contributions withheld related to our Employee Stock Purchase Plan which began on March 8, 2000 and for which the first purchase cycle ends on October 31, 2000. Other accrued liabilities were approximately $1.3 million at June 30, 2000 compared to $3.8 million at March 31, 2000. The $2.5 million decrease primarily relates to accruals at March 31, 2000 associated with our initial public offering. Deferred revenues were $23.3 million at June 30, 2000 compared to $18.5 million at March. The $4.8 million increase was primarily due to cash advances and amounts billed in advance for performing services or delivering product.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, cash, cash equivalents and short-term investments totaled $182.3 million, compared to $215.8 million at March 31, 2000. We currently have no significant capital commitments other than obligations under operating leases.

     We have funded our operations with proceeds from the private sale of common and preferred stock, and public offering. Cash used by operating activities for the three months ended June 30, 2000 was $9.6 million and was primarily a result of our net loss adjusted for noncash items, increase in accounts receivable, partially offset by a $4.3 million increase in deferred revenues.

     Cash used for investing activities for the three months ended June 30, 2000 was $81.0 million and consisted primarily of long-term and short-term investments as well as capital expenditures.

     Cash provided by financing activities was not significant for the three months ended June 30, 2000.

     We expect to experience growth in our operating expenses in absolute dollars for the foreseeable future in order to execute our business plan. As a result, we anticipate that operating expenses and planned capital expenditures will constitute a material use of our cash resources. Our capital requirements depend on numerous factors, including developing, marketing, selling and supporting our products, the timing and extent of establishing international operations, and other factors. We expect to devote substantial resources to hire additional research and development personnel to support the development of new products and new versions of existing products. Sales and marketing expenses are expected to increase in absolute dollars as we hire additional sales and marketing personnel, increase spending on advertising and marketing programs, and establish sales offices in additional domestic and international locations. General and administrative expenses are expected to increase in absolute dollars to support the expansion of our business as we hire additional general and administrative personnel.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended March 31, 2001. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

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

                                  RISK FACTORS

     This offering and an investment in our common stock involve a high degree of risk. You should carefully consider the following risk factors and the other information in this prospectus before investing in our common stock.

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

     Our quarterly revenues may fluctuate as a result of our ability to recognize revenue in a given quarter. We enter into arrangements for the sale of
(1) licenses of our software products and related maintenance contract; (2) bundled license, maintenance, and services; and (3) services on a time and material basis. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Additionally, because we rely on a limited number of customers for our revenue, the loss or delay of one prospective customer may significantly harm our operating results.

     For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as we have vendor specific objective evidence of fair value of maintenance we recognize maintenance revenues over the term of the maintenance contract. For those contracts that bundle the license with maintenance training, and/or consulting services, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement using contract accounting.

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

     In addition, because we rely on a limited number of customers, the timing of milestone achievement or customer acceptance by, the amount of services we provide to, or the recognition of significant license revenues upon shipment to a single customer can significantly affect our operating results. For example, our services revenues declined significantly in the quarter ended June 30, 1999 due to completion of a services contract with BMW of North America, one of our significant customers. Our license and service revenues increased significantly in the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 generally due to the addition of two new customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations." We intend to significantly increase our operating expenses for the foreseeable future. Because these expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of $7.5 million for the fiscal year ended March 31, 1999, $31.8 million for the fiscal year ended March 31, 2000 and $13.6 million for the three months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $56.7 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses, and consequently our losses may increase in the future. In order to accommodate our increase in employees, we have recently leased a larger facility, and we will incur increased capital equipment costs. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

OUR RESULTS OF OPERATIONS WILL BE HARMED BY CHARGES ASSOCIATED WITH OUR PAYMENT OF STOCK-BASED COMPENSATION AND CHARGES ASSOCIATED WITH OTHER SECURITIES ISSUANCE BY US.

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded $13.2 million in deferred compensation charges. During the year ended March 31, 2000 and the quarter ended June 30, 2000 we amortized $1.3 million and $849,000 of such charges, respectively. We expect to amortize approximately $3.3 million of stock-based compensation for the fiscal year ending March 31, 2001 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value. In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was $16.4 million. In the quarter ended March 31, 2000, we recorded a charge of $9.7 million related to the loss on the license and software maintenance contract, of which $4.1 million was charged to cost of license revenues and $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. During the three months ended June 30, 2000, revenues were reduced by amortization of $2.7 million in connection with this license and services agreement. We expect to amortize the remaining $3.2 million associated with the fair value of this warrant through the end of fiscal 2001. The amount we amortize in each quarter of fiscal 2001 will fluctuate based on the revenue from the agreement. In addition, if we consummate the acquisition of Wakely Software, we expect to incur charges in the areas of in-process research and development. We expect to incur amortization expense of goodwill over a period of three to five years. See Note 10 of the Notes to consolidated financial statements for the year ended March 31, 2000 and Note 7 of Notes to condensed financial statements for the three months ended June 30, 2000.

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

     Competitors vary in size and in the scope and breadth of the products and services offered. Many of our competitors and potential competitors have a number of significant advantages over us, including:

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

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, Linux and HP/UX operating systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Internet selling system technology is complex and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 75% of our revenues for the three months ended June 30, 2000 and our ten largest customers accounted for 91% of our revenues for the three months ended June 30, 2000. Our five largest customers accounted for approximately 53% of our revenues for the fiscal year ended March 31, 2000, and our ten largest customers accounted for 76% of our revenues for the fiscal year ended March 31, 2000.

Revenues from customers who accounted for more than 10% of total revenues as a percentage of total revenues are as follows:

     THREE MONTHS ENDED JUNE 30, 2000

Samsung, SDS................................................   31%
Southwestern Bell...........................................   19%
Dell........................................................   14%

     FISCAL YEAR ENDED MARCH 31, 2000

LVMH........................................................   12%
Samsung, SDS................................................   12%
3Com Corporation............................................   10%
Fireman's Fund Insurance....................................   10%

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

     Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 52% and 43% of total revenues for the three months ended June 30, 2000 and for the year ended March 31, 2000, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were negative 34% and negative 113% for the three months ended June 30, 2000 and for the year ended March 31, 2000, respectively, compared to gross margins for license revenues of 94% and 51% for the respective periods. As a result, a continued increase in the percentage of total net revenues represented by services revenues or an unexpected decrease in license revenues could have a detrimental impact on our overall gross margins and our operating results.

     We anticipate that customers will increasingly utilize third-party consultants to install and deploy our products. Additionally, for all new contracts we charge for our professional services on a time and materials rather than a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these resources, we may lose sales or incur customer dissatisfaction and our business and operating results could be significantly harmed.

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

     We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to June 30, 2000, we expanded from 68 to 549 employees. We have also significantly expanded our operations in the U.S. and internationally and we plan to continue to expand the geographic scope of our operations.

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

     We conduct quality assurance and professional services operations in India. As of June 30, 2000, there were 184 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold one patent. We also currently have two pending U.S. patent applications. In addition, we have three trademarks and have applied to register two of the trademarks in the United States. Our trademark and patent applications might not result in the issuance of any trademarks or patents. If any patent or trademark is issued, it might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license agreements, which impose certain restrictions on the licensee's ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could significantly harm our business and operating results.

ANY ACQUISITIONS THAT WE MAY MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR OPERATING RESULTS.

     We may acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

     - issue stock that would dilute our current stockholders' percentage ownership;

     - incur debt;

     - assume liabilities;

     - incur amortization expenses related to goodwill and other intangible assets; or

     - incur large and immediate write-offs.

     These investments, acquisitions or joint ventures also involve numerous risks, including:

     - problems combining the purchased operations, technologies or products with ours;

     - unanticipated costs;

     - diversion of managements' attention from our core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - potential loss of key employees, particularly those of the acquired organizations; and

     - reliance to our disadvantage on the judgment and decisions of third parties and lack of control over the operations of a joint venture partner.

     Any acquisition or joint venture may cause our financial results to suffer as a result of these risks. In July 2000, we entered into an agreement to acquire Wakely Software, Inc. for total consideration of stock and cash valued at approximately $18 million on July 17, 2000, excluding transaction costs. If consummated, the acquisition of Wakely Software could subject us to these risks. In addition, the acquisition of Wakely Software is subject to a number of closing conditions, including our right to terminate the acquisition if it is determined that Wakely Software would be a significant subsidiary of us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $299,000 (less than 0.16%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2000.

                                    PART II

ITEM 1.

     None

ITEM 2.

     None

ITEM 3.

     None

ITEM 4.

     None

ITEM 5.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

Exhibit 27.1.......................................    Financial Data Schedule


B. Reports on Form 8-K.............................    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 8, 2000
                                          SELECTICA, INC.

                                          By:   /s/ STEPHEN R. BENNION
                                          --------------------------------------
                                              Stephen R. Bennion
                                            Chief Financial Officer and
                                              Secretary