Form 10-Q
period 2000-09-30
SELECTICA INC
filed 2000-11-13
CIK 1090908

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

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

     Approximately 36,857,942 shares of Common Stock, $0.0001 par value, as of October 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                 SELECTICA INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
                         PART I. FINANCIAL INFORMATION
ITEM 1:       Financial Statements........................................   1
              Condensed Consolidated Balance Sheets as of September 30,
              2000 and March 31, 2000.....................................   1
              Condensed Consolidated Statements of Operations for the
              three months ended September 30, 2000 and 1999 and six
              months ended September 30, 2000 and 1999....................   2
              Condensed Consolidated Statements of Cash Flows for the six
              months ended September 30, 2000 and 1999....................   3
              Notes to Condensed Consolidated Financial Statements........   4
ITEM 2:       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   8
ITEM 3:       Quantitative and Qualitative Disclosure about Market Risk...   27

                           PART II. OTHER INFORMATION
ITEM 6:       Exhibits and Reports on Form 8-K............................   28
Signatures................................................................   29

                                SELECTICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000*
                                                              -------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 85,625       $215,818
  Short-term investments....................................      71,408             --
  Accounts receivable, net of allowance for doubtful
     accounts of $591 and $415, respectively................      14,281          5,749
  Prepaid expenses and other current assets.................       4,740          9,418
                                                                --------       --------
          Total current assets..............................     176,054        230,985
Property and equipment, net.................................       9,482          6,127
Goodwill, net of amortization of $512 and $116,
  respectively..............................................      12,783             30
Other assets................................................       2,542          2,054
Long-term investments.......................................      30,275             --
Investments, restricted.....................................       1,914            100
Development agreement, net of amortization of $2,066 and
  $1,011, respectively......................................       2,101          3,156
                                                                --------       --------
          Total assets......................................    $235,151       $242,452
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,750       $  4,258
  Accrued payroll and related liabilities...................       5,334          1,879
  Other accrued liabilities.................................       4,109          3,755
  Deferred revenues.........................................      23,009         18,482
                                                                --------       --------
          Total current liabilities.........................      35,202         28,374
Commitments and contingencies
  Other long term liabilities...............................         679             --
Stockholders' equity:
  Preferred stock...........................................          --             --
  Common stock..............................................           4              3
  Additional paid-in capital................................     292,060        281,773
  Deferred compensation.....................................     (10,524)       (11,860)
  Stockholder notes receivable..............................     (12,716)       (12,716)
  Accumulated deficit.......................................     (69,661)       (43,122)
  Accumulated other comprehensive loss......................         107             --
                                                                --------       --------
          Total stockholders' equity........................     199,270        214,078
                                                                --------       --------
          Total liabilities and stockholders' equity........    $235,151       $242,452
                                                                ========       ========

---------------
* Amounts derived from audited financial statements

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------    -------------------
                                                      2000       1999        2000       1999*
                                                    --------    -------    --------    -------
Revenues:
  License.........................................  $  6,281    $ 2,125    $  9,955    $ 2,833
  Services........................................     6,966      1,309      10,873      1,802
                                                    --------    -------    --------    -------
          Total revenues..........................    13,247      3,434      20,828      4,635
Cost of revenues:
  License.........................................       277         90         508        142
  Services........................................     5,792      2,082      11,019      3,151
  Services -- related party.......................        --         --          --        135
                                                    --------    -------    --------    -------
          Total cost of revenues..................     6,069      2,172      11,527      3,428
                                                    --------    -------    --------    -------
Gross profit......................................     7,178      1,262       9,301      1,207
Operating expenses:
  Research and development........................     6,954        761      11,336      2,240
  Sales and marketing.............................    12,844      2,978      25,567      4,863
  General and administrative......................     3,554      1,229       5,507      1,727
                                                    --------    -------    --------    -------
          Total operating expenses................    23,352      4,968      42,410      8,830
                                                    --------    -------    --------    -------
Loss from operations..............................   (16,174)    (3,706)    (33,109)    (7,623)
Other income, net:
  Interest income, net............................     3,353        145       6,695         98
                                                    --------    -------    --------    -------
Loss before provision for income taxes............   (12,821)    (3,561)    (26,414)    (7,525)
Provision for income taxes........................      (125)       (24)       (125)       (50)
                                                    --------    -------    --------    -------
Net loss..........................................  $(12,946)   $(3,585)   $(26,539)   $(7,575)
                                                    ========    =======    ========    =======
Basic and diluted, net loss per share.............  $  (0.38)   $ (0.15)   $  (0.79)   $ (0.36)
                                                    ========    =======    ========    =======
Weighted-average shares of common stock used in
  computing basic and diluted, net loss per
  share...........................................    34,135     23,179      33,754     21,316
                                                    ========    =======    ========    =======

---------------
* Amounts derived from audited financial statements at the date indicated

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------    -------
OPERATING ACTIVITIES
Net loss....................................................  $ (26,539)   $(7,575)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      1,145        476
  Amortization of private placement discount................      1,628         --
  Amortization of warrants in connection with license and
    service agreement.......................................      5,202         --
  Issuance of common stock in exchange for services.........         --         65
  Accrued interest on convertible notes converted to
    convertible preferred stock.............................         --          7
  Amortization of goodwill..................................        390         12
  In-process research and development.......................      1,870         --
  Amortization of development agreement.....................      1,055         --
  Amortization of deferred compensation.....................      1,744        122
  Accelerated vesting of stock options to employees.........        475         66
  Warrants issued in conjunction with debt financing........         --         35
  Changes in assets and liabilities:
    Accounts receivable.....................................     (8,022)    (1,239)
    Advances to related party...............................         --        293
    Prepaid expenses and other current assets...............       (524)      (251)
    Other assets............................................     (2,263)       (17)
    Accounts payable........................................     (1,584)       528
    Accrued payroll and related liabilities.................      3,021        579
    Other accrued and long-term liabilities.................        (97)       206
    Deferred revenues.......................................      2,899      2,191
    Other long-term liabilities.............................         --         42
                                                              ---------    -------
Net cash used in operating activities.......................    (19,600)    (4,460)
INVESTING ACTIVITIES
Capital expenditures........................................     (4,378)    (1,503)
Acquisition of Wakely.......................................     (4,755)        --
Purchase of short term investments..........................    (71,357)        --
Purchase of long term investments...........................    (30,219)        --
Acquisition of Selectica, India.............................         --       (150)
                                                              ---------    -------
Net cash used in investing activities.......................   (110,709)    (1,653)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes.................         --      1,000
Net proceeds from initial public offering...................       (129)        --
Net proceeds from issuance of convertible preferred stock...         --     18,338
Repurchase of common stock..................................         --       (456)
Proceeds from issuance of common stock......................        238         64
                                                              ---------    -------
Net cash provided by financing activities...................        109     18,946
                                                              ---------    -------
Net increase (decrease) in cash and cash equivalents........   (130,200)    12,833
Cash and cash equivalents at beginning of the period........    215,825         --
                                                              ---------    -------
Cash and cash equivalents at end of the period..............  $  85,625    $12,833
                                                              =========    =======
SUPPLEMENTAL CASH FLOW INFORMATION
Deferred compensation related to stock options..............  $     408    $ 5,200
Cash paid for interest......................................         --         18
Convertible notes payable and accrued interest converted to
  convertible preferred stock...............................  $      --    $   944
Warrants issued in conjunction with convertible notes
  payable...................................................  $      --    $    50
Warrants issued in conjunction with convertible preferred
  stock financing...........................................  $      --    $   616

                            See accompanying notes.

                                SELECTICA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations and cash flows for the six months ended September 30, 2000, and the condensed consolidated statements of operations for the three months ended September 30, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments, including normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations and cash flows for the six months ended September 30, 1999 have been derived from audited consolidated financial statements at that date.

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

     Customers who accounted for at least 10% of total revenues were as follows:

                                                    THREE MONTHS       SIX MONTHS
                                                       ENDED             ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                   --------------    --------------
                                                   2000     1999     2000     1999
                                                   -----    -----    -----    -----
Dell.............................................   20%       *       18%       *
Samsung SDS......................................   19%       *       23%       *
Cisco Systems....................................   12%       *        *        *
Aspect Communications............................    *       39%       *       29%
3Com Corporation.................................    *       30%       *       22%
BMW of North America.............................    *        *        *       10%
RTS Software.....................................    *        *        *       10%

---------------
* Revenues were less than 10%.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

2. INVESTMENTS

     All investments as of September 30, 2000 are classified as available-for-sale securities. The Company did not hold any investments as of March 31, 2000. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's short-term and long-term investments:

                                                              SEPTEMBER 30,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
SHORT-TERM INVESTMENTS:
  Commercial Paper..........................................     $ 6,373
  Certificate of deposit....................................      10,276
  Corporate notes and bonds.................................      19,359
  Municipal bonds...........................................       2,562
  Government agencies.......................................      27,804
  Auction rate floater......................................       5,003
                                                                 -------
     Short-term investments at cost.........................      71,377
  Unrealized gain...........................................          31
                                                                 -------
     Fair value.............................................     $71,408
                                                                 =======

                                                              SEPTEMBER 30,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
LONG-TERM INVESTMENTS:
  Corporate notes and bonds.................................     $10,700
  Government agencies.......................................      19,519
                                                                 -------
     Short-term investments at cost.........................      30,219
  Unrealized gains..........................................          56
                                                                 -------
     Fair value.............................................     $30,275
                                                                 =======

     Unrealized holding gains and losses on available-for-sale securities at March 31, 2000 and gross realized gains and losses on sales of available-for-sale securities during the three and six months ended September 30, 2000 and 1999 were not significant.

3. STOCKHOLDERS' EQUITY

  Warrants

     In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of $381,000 is being amortized over the remaining life of the development agreement. As September 30, 2000, total amortization of this warrant was approximately $173,000.

     In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrants was estimated to be $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company recorded a $9.7 million loss on the contract in the year ended March 31, 2000. The Company amortized $2.6 and $5.2 million related to the fair value of the warrants in the three and six months ended September 30, 2000, respectively.

  Deferred Compensation

     The Company granted 81,750 and 392,815 options to employees with exercise price that were less than fair value and recorded net deferred compensation of approximately $408,000 and $478,000, for the three and six months ended September 30, 2000, respectively. Such compensation will be amortized over the vesting period of the options, typically four years. For the six months ended September 30, 2000 and 1999, the Company amortized approximately $1,744,000 and $121,000, respectively.

  Accelerated Options

     During the six months ended September 30, 2000, in association with employee termination agreements, the Company accelerated 19,807 shares of unvested common stock and recorded $475,000 of related compensation expense.

4. INCOME TAXES

     The Company has recorded a tax provision of $125,000 and $50,000 for the six months ended September 30, 2000 and 1999 primarily for state and foreign taxes.

5. EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Financial Accounting Standards Board No. 128, Earnings per Share. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options and warrants to purchase 4,126,479 and 3,246,887 shares of common stock were excluded from the six months ended September 30, and 2000 and 1999 computation as their effect is antidilutive.

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows:

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            -------------------    -------------------
                                              2000       1999        2000       1999
                                            --------    -------    --------    -------
                                                          (IN THOUSANDS)
Net loss..................................  $(12,946)   $(3,585)   $(26,539)   $(7,575)
Change in unrealized gain on securities...       341         --         107         --
                                            --------    -------    --------    -------
Comprehensive loss........................  $(12,605)   $(3,585)   $(26,432)   $(7,575)
                                            ========    =======    ========    =======

     Accumulated other comprehensive loss as of September 30, 2000, represents net unrealized gain on securities. There were no elements of accumulated other comprehensive income at March 31, 2000.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

7. ACQUISITIONS

     In August 2000, the Company acquired Wakely Software, Inc. ("Wakely"), a provider of rating software and actuarial services for the insurance industry. The purchase price for privately-held Wakely was approximately $13.7 million, consisting of approximately $4.4 million in cash and approximately for 175,000 shares of the Company's common stock that was paid at closing. The company had an accumulated deficit of $961,000 at the date of acquisition. We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to seven years. We also expensed $1.9 million of in-process research and development at the time of acquisition.

     Based upon an independent valuation, it was determined that there was an allocation between developed and in-process research and development. This allocation was based on whether or not technological feasibility was achieved and whether there was an alternative future use for the technology. SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," sets guidelines for establishing technological feasibility. Technological feasibility can be achieved through the existence of either a detailed program design or a completed working model. As of the respective dates for the acquisition discussed above, we concluded that the purchased in-process research and developments had no alternative future use and expensed it according to the provisions of SFAS 86.

     In November 2000, the Company acquired certain assets and liabilities of LoanMarket Resources, LLC a provider of real-time, mortgage, home equity, and unsecured lending software solution for 35,000 shares of the Company's common stock and approximately $402,000. Combined with these assets, the Company intends to offer a multi-channel sales Internet sales solution developed for the banking industry. The purchase price is estimated to be approximately $1.5 million, excluding transaction costs. The purchase price will be allocated to the assets acquired and liabilities assumed based on their respective fair values. The Company believes the intangible assets will be allocated to developed technology amortized over its useful life.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     Selectica is a leading provider of knowledge based e-business software and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Our ACE suite of software products is a comprehensive Internet selling system solution that gives sellers the ability to manage the sales process in order to facilitate the conversion of prospective buyers into customers. Our Internet selling system solution allows companies to use the Internet platform to deploy a selling application to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs.

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

     For the six months ended September 30, 2000, we recognized 42% of license and services revenues using the residual method, 41% using the percentage-of-completion method, and 17% using the completed contract method. For the six months ended September 30, 1999, we recognized 49% of license and services using completed contract method, 26% using the percentage of completion method, and 23% using the residual method. For the three months ended September 30, 2000, we recognized 45% of license and services revenues using the percentage of completion method, 39% using the residual method, and 15% using the completed contract method. For the three months ended September 30, 1999, we recognized 43% of license and services revenues using the percentage of completion method and 42% under the completed contract method.

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

  Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. For the six months ended September 30, 2000, revenue from Samsung SDS, and Dell accounted for 23% and 18% of our revenues, respectively. For the six months ended September 30, 1999, revenue from Aspect Communications, 3Com, BMW of North America, and RTS Software accounted for 29%, 22%, 10% and 10% of our revenues, respectively. For the three months ended September 30, 2000, revenue from Dell, Samsung SDS, and Cisco accounted for 20%, 19%, and 12%, respectively. For the three months ended September 30, 1999, revenue from Aspect and 3Com accounted for 39% and 30% of our revenues, respectively. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of September 30, 2000, we had an accumulated deficit of approximately $69.7 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Internet selling system market. Accordingly, we intend to continue to invest heavily in sales and marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses for the foreseeable future.

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

  Equity Transactions

     During October 1999, we issued, 1,505,702 shares of Series E Preferred Stock to various investors, including parties related to us, for gross proceeds of $6,597,986. Of this amount, $23,000 related to the exercise of warrants to purchase 5,250 shares of Series E Preferred Stock issued in connection with the convertible debt financing in May 1999. We issued 1,500,452 of these shares at $4.382 per share while the deemed fair value of such preferred stock at that date was approximately $7.70. As a result, in the third quarter of fiscal 2000 we recorded $5.0 million of charges related to the difference between the actual issuance price of the preferred stock and its deemed fair value. Of this amount, $266,000 was accounted for as compensation expense, $925,000 was accounted for as a dividend to stockholders in the third quarter of fiscal 2000 and the remaining amount will be amortized over an approximate two-year period in connection with a development agreement entered into in September 1999 with Intel, one of the investors. As of September 30, 2000 approximately $1.9 million had been amortized.

     Under the terms of the development agreement with Intel, we will work with Intel to port the current suite of ACE products to additional platforms. In connection with the development agreement, we issued warrants to purchase 57,000 shares of Series E convertible Preferred Stock. The warrants were issued in December 1999 and were valued using the Black-Scholes valuation model. The value of the warrants is approximately $381,000 and this amount will be expensed over the remaining life of the development agreement, which will be approximately two years. As of September 30, 2000, approximately $173,000 had been amortized.

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

     Between January 1, 2000 and September 30, 2000, an aggregate of 3,233,100 options to purchase common stock were granted at a weighted average price of $20.77. We have recorded deferred compensation related to these options of approximately $7.6 million representing the difference between the exercise price of the options granted and the deemed fair value of our common stock at the date of grant.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues for certain items in the Company's condensed consolidated statements of operations data for the three and six months ended September 30, 2000 and 1999.

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License...................................................    47%      62%      48%      61%
  Services..................................................    53       38       52       39
                                                              ----     ----     ----     ----
          Total revenues....................................   100      100      100      100
Cost of revenues:
  License...................................................     2        3        2        3
  Services..................................................    44       60       53       68
  Services -- related party.................................    --       --       --        3
                                                              ----     ----     ----     ----
          Total cost of revenues............................    46       63       55       74
                                                              ----     ----     ----     ----
          Gross profit (loss)...............................    54       37       45       26
Operating expenses:
  Research and development..................................    52       22       54       48
  Sales and marketing.......................................    97       87      123      105
  General and administrative................................    27       36       26       37
                                                              ----     ----     ----     ----
          Total operating expenses..........................   176      145      203      190
                                                              ----     ----     ----     ----
Loss from operations........................................  (122)    (108)    (158)    (164)
Interest and other income (expense), net....................    25        4       32        2
                                                              ----     ----     ----     ----
Net loss before taxes.......................................   (97)    (104)    (126)    (162)
Provision for income taxes..................................     1        1        1        1
                                                              ----     ----     ----     ----
Net loss....................................................   (98)%   (105)%   (127)%   (163)%
                                                              ====     ====     ====     ====

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Revenues

     Total revenues were $13.2 and $20.8 million in the three and six months ended September 30, 2000 up from $3.4 million and $4.6 million, respectively, compared to the same periods a year ago. We believe that the future percentage increase in revenues will be significantly less than what has been achieved in prior periods.

     License. License revenues totaled $6.3 million and $10.0 million in the three and six months ended September 30, 2000 up from $2.1 million and $2.8 million, respectively, compared to the same periods a year ago. License revenues from Wakely were immaterial from the date of acquisition to September 30, 2000. The net increase in license revenues was due to the addition of new customers as a result of expanded marketing activities, growth in our sales force, and greater demand for and the acceptance of our ACE suite of products. The increase was offset by $1.4 million due to the amortization of the fair value of the warrant issued to a significant customer in connection with a license and service agreement. Additionally, we expect to amortize the remaining $700,000 associated with the fair value of this warrant in the quarter ending December 31, 2000. We intend to generate additional license revenues from our existing customers and anticipate that revenues will increase in absolute dollars in future periods, although it will fluctuate as a percentage of total revenues as our customers and size of transactions change.

     Services. Services revenues totaled $7.0 million and $10.9 million in the three and six months ended September 30, 2000, up from $1.3 million and $1.8 million, respectively, compared to the same periods a year ago. Our services revenues are comprised of fees from consulting, maintenance and training services. Services revenues from Wakely were immaterial from the date of acquisition to September 30, 2000. The increase in services revenues was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with our increased installed base. During the six months ended September 30, 2000, revenues were also reduced by amortization of $3.8 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement as noted above. As of September 30, 2000, we have fully amortized the amount associated with the fair value of this warrant. We expect services revenues to continue to increase in terms of absolute dollars in future periods as the number of consulting projects and maintenance contracts increases with the addition of new customers.

  Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. Cost of license revenues represented 4% and 5% of license revenues in the three and six months ended September 30, 2000, as compared to 4% and 5%, respectively, compared to the same periods a year ago. We expect cost of license revenues to maintain a relatively consistent level as a percentage of license revenues.

     Cost of Services Revenues, including Related Party. Cost of services revenue is comprised mainly of salaries and related expenses of our services organization. For the six months ended September 30, 1999, cost of services revenues excludes expenses of our professional services organization in Pune, India, which are included in costs of services revenues -- related party. Cost of services revenues, including cost of services from a related party totaled $5.8 million and $11.0 million in the three and six months ended September 30, 2000 up from $2.1 million and $3.3 million, respectively, compared to the same periods a year ago. Cost of services revenue, including related party, represented 83% and 101% in the three and six months ended September 30, 2000 compared to 159% and 182%, respectively, compared to the same periods a year ago. Cost of services revenues from Wakely was approximately $180,000 from the date of acquisition to September 30, 2000. The increase in costs of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. We amortized approximately $358,000 for deferred compensation for the three months ended September 30, 2000. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases. We expect cost of services revenues to fluctuate as a percentage of service revenue.

  Gross Margin

     For the three and six months ended September 30, 2000, we experienced overall gross margins of 54% and 45% compared to overall gross margins of 37% and 26%, respectively, in the same periods a year ago. We expect that our overall gross margins will continue to fluctuate due to the timing of services and license revenue recognition and will continue to be adversely affected by lower margins associated with services revenues. The amount of impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

     Gross Margin -- Licenses. Gross margin for license revenues was approximately 96% and 95% for the three and six months ended September 30, 2000 and 96% and 95%, respectively, for the same periods a year ago. During the six months ended September 30, 2000, revenues were reduced by $1.4 million representing amortization of the fair value of the warrant issued to a significant customer in connection with a license and service agreement. Additionally, we expect to amortize the remaining $700,000 associated with the fair value of this warrant in the quarter ending December 31, 2000.

     Gross Margin -- Services. Gross margin for services was approximately 17% and negative 1% for the three and six months ended September 30, 2000 and negative 59% and negative 82%, respectively, for the same periods a year ago. The gross margin for the six months ended September 30, 2000 was reduced because services revenues were offset by amortization of $3.8 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement. As of September 30, 2000, we have fully amortized the amount associated with the fair value of this warrant. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins on our service contracts. The impact on our gross profit will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, whether the services are being performed on a fixed fee basis and the overall utilization rates of our professional services organization. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases and that cost of services revenues will fluctuate as a percentage of service revenue.

  Operating Expenses

     Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering, quality assurance, and technical publications efforts. Research and development costs were $7.0 million and $11.3 million for the three and six months ended September 30, 2000 and $761,000 and $2.2 million, respectively, compared to the same periods a year ago. Research and development expenses from Wakely was approximately $181,000 from the date of acquisition to September 30, 2000. The increase was primarily due to an increase in the number of research and development personnel to support the development of ACE 4.0, ACE 4.5, quality assurance, and technical publications operations. We amortized approximately $173,000 for deferred compensation, approximately $1.1 million for the development agreement entered into with Intel, and the one-time $1.9 million charge for in process research and development in relation to the Wakely acquisition for the six months ended September 30, 2000. We expect that research and development expenses will increase in absolute dollars in future periods.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization and marketing programs, including trade shows, sales materials, and advertising. Sales and marketing expenses totaled $12.8 million and $25.6 million in the three and six months ended September 30, 2000 from $3.0 and $4.9 million, respectively, for the same periods a year ago. Sales and marketing expense from Wakely was approximately $69,000 from the date acquisition to September 30, 2000. The increases were primarily due to the hiring of additional sales and marketing personnel and expenses incurred in connection with trade show and additional marketing programs. We amortized approximately $981,000 for deferred compensation and $431,000 for acceleration of stock option vesting for the six months ended September 30, 2000. We expect that sales and marketing expenses will increase in absolute dollars over the next year as we increase spending on advertising and marketing programs and establish sales offices in additional domestic and international locations.

     General and Administrative. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses totaled $3.6 million and $5.5 million in the three and six months ended September 30, 2000, from $1.2 million and $1.7 million, respectively, compared to the same periods a year ago. General and administrative expense from Wakely was approximately $134,000 from the date of acquisition to September 30, 2000. The increase was primarily due to a higher number of personnel and additional legal and accounting costs incurred in connection with business activities. We amortized approximately $232,000 for deferred compensation and $44,000 for acceleration of stock option vesting during the six months ended September 30, 2000. In addition, we incurred approximately $255,000 from the amortization of goodwill in connection with the Wakely acquisition and will incur $383,000 in quarterly amortization for the next seven years. We expect that general and administrative expenses will increase in absolute dollars over the next fiscal year as we hire additional general and administrative personnel to support our expanding business activities.

  Interest and Other Income, Net

     Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable, offset by interest expense related to convertible debt issued in the three months ended June 30, 1999 and converted in the same quarter. Interest and other income, net totaled $3.4 million and $6.7 million for the three and six months ended September 30, 2000 compared with interest income of $145,000 and $98,000, respectively, for the comparable periods in the prior year. The increase in net interest income for the six months ended September 30, 2000 resulted primarily from interest income on our initial public offering and private placement net proceeds of $194.2 million, which was completed on March 10, 2000.

  Provision for Income Taxes

     We have recorded a tax provision of $125,000 and $50,000 for the six months ended September 30, 2000 and 1999, respectively. The provision for income taxes consists primarily of state income taxes and foreign taxes.

CONSOLIDATED BALANCE SHEET DATA

     Cash, cash equivalents and short-term investments were approximately $157.0 million at September 30, 2000 compared to $215.8 million at March 31, 2000. The decrease primarily relates to cash used in operations during the six months ended September 30, 2000 of $19.6 million, the Wakely acquisition of $4.8 million, capital expenditures of $4.4 million and investments in short and long-term commercial paper of $101.6 million at September 30, 2000. Accounts receivable was approximately $14.3 million at September 30, 2000 compared to $5.7 million at March 31, 2000. The increase of $8.6 million is a direct result of increased deferred revenues related to advanced billings and increased license and services revenues from thirteen new customers during the quarter. Prepaid expenses were approximately $4.7 million at September 30, 2000 compared to $9.4 million at March 31, 2000. The decrease of $4.7 million is primarily due to the amortization of the fair value of a warrant issued to a customer in connection with a license agreement. Property and equipment, net was $9.5 million at September 30, 2000 and $6.1 million at March 31, 2000. The $3.4 million increase primarily relates to capital additions of $3.2 million related to leasehold improvements to our new facility in San Jose as well as computers and networking equipment related to our headcount growth offset by depreciation of $1.1 million. Investments, restricted was $1.9 million at September 30, 2000 and $100,000 at March 31, 2000. The $1.8 million increase primarily relates to $1.5 million in escrow as a result of the Wakely acquisition.

     Accounts payable was approximately $2.8 million at September 30, 2000 compared to $4.3 million at March 31, 2000. The decrease of $1.5 million was primarily due to March 31, 2000 accruals related to our responsibilities of a public company. Accrued payroll and related liabilities was approximately $5.3 million at September 30, 2000 compared to $1.9 million at March 31, 2000. The $3.4 million increase primarily relates to employee contributions withheld related to our Employee Stock Purchase Plan which began on March 8, 2000 and for which the first purchase cycle ends on October 31, 2000. Deferred revenues were $23.0 million at September 30, 2000 compared to $18.5 million at March 31, 2000. The $4.5 million increase was primarily due to cash advances and amounts billed in advance for performing services or delivering product.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, cash, cash equivalents and short-term investments totaled $157.0 million, compared to $215.8 million at March 31, 2000. We currently have no significant capital commitments other than obligations under operating leases.

     We have funded our operations with proceeds from the private sale of common and preferred stock, and public offering. Cash used by operating activities for the six months ended September 30, 2000 was $19.6 million and was primarily a result of our net loss adjusted for noncash items, increase in accounts receivable, partially offset by a $2.9 million increase in deferred revenues.

     Cash used for investing activities for the six months ended September 30, 2000 was $110.7 million and consisted primarily of the acquisition of Wakely, long-term and short-term investments as well as capital expenditures.

     Cash provided by financing activities was $109,000 and was a result of the issuance of common stock during the six months ended September 30, 2000.

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

     In addition, because we rely on a limited number of customers, the timing of milestone achievement or customer acceptance by, the amount of services we provide to, or the recognition of significant license revenues upon shipment to a single customer can significantly affect our operating results. For example, our services revenues declined significantly in the quarter ended June 30, 1999 due to completion of a services contract with BMW of North America, one of our significant customers. Our license and service revenues increased significantly in the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 generally due to the addition of two new customers. See "Management's Discussion and Analysis." We intend to significantly increase our operating expenses for the foreseeable future. Because these expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of $7.5 million for the fiscal year ended March 31, 1999, $31.8 million for the fiscal year ended March 31, 2000 and $26.5 million for the six months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $69.7 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses, and consequently our losses may increase in the future. In order to accommodate our increase in employees, we have leased a larger facility, and we will incur increased capital equipment costs. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

OUR RESULTS OF OPERATIONS WILL BE HARMED BY CHARGES ASSOCIATED WITH OUR PAYMENT OF STOCK-BASED COMPENSATION AND CHARGES ASSOCIATED WITH OTHER SECURITIES ISSUANCE BY US.

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded $13.6 million in net deferred compensation charges. During the year ended March 31, 2000 and the six months ended September 30, 2000 we amortized $1.3 million and $1.7 million of such charges, respectively. We expect to amortize approximately $3.3 million of stock-based compensation for the fiscal year ending March 31, 2001 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value. In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was $16.4 million. In the quarter ended March 31, 2000, we recorded a charge of $9.7 million related to the loss on the license and software maintenance contract, of which $4.1 million was charged to cost of license revenues and $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. During the six months ended September 30, 2000, revenues were reduced by amortization of $5.2 million in connection with this license and services agreement. We expect to amortize the remaining $700,000 associated with the fair value of this warrant in the quarter ending December 31, 2000. We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to seven years. We also expensed $1.9 million of in-process research and development at the time of acquisition. See Note 10 of the Notes to consolidated financial statements for the year ended March 31, 2000 and Note 7 of Notes to condensed financial statements for the six months ended September 30, 2000.

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKES EVALUATING OUR BUSINESS PROSPECTS AND RESULTS OF OPERATIONS DIFFICULT.

     We were founded in June 1996 and have a limited operating history. We began marketing our ACE suite of products in early 1997, released ACE 4.0 in November 1999, and released ACE 4.5 in October 2000. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Internet selling systems.

IF THE MARKET FOR E-BUSINESS SELLING SYSTEM SOFTWARE DOES NOT DEVELOP AS WE ANTICIPATE, OUR OPERATING RESULTS WILL BE SIGNIFICANTLY HARMED, WHICH COULD CAUSE A DECLINE IN THE PRICE OF OUR COMMON STOCK.

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

WE FACE INTENSE COMPETITION, WHICH COULD REDUCE OUR SALES, PREVENT US FROM ACHIEVING OR MAINTAINING PROFITABILITY AND INHIBIT OUR FUTURE GROWTH.

     The market for software and services that enable electronic commerce is new, intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include Oracle Corporation, Siebel Systems, SAP, Trilogy Software, FirePond, Calico Commerce and BAAN with some offering integrated solutions for electronic commerce incorporating some of the functionality of an Internet selling system and may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

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

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, Linux and Windows 2000 operating systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Internet selling system technology is complex and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 65% of our revenues for the six months ended September 30, 2000 and our ten largest customers accounted for 80% of our revenues for the six months ended September 30, 2000. Our five largest customers accounted for approximately 53% of our revenues for the fiscal year ended March 31, 2000, and our ten largest customers accounted for 76% of our revenues for the fiscal year ended March 31, 2000. Revenues from customers who accounted for more than 10% of total revenues as a percentage of total revenues are as follows:

               SIX MONTHS ENDED SEPTEMBER 30, 2000

Samsung, SDS................................................   23%
Dell........................................................   18%

               FISCAL YEAR ENDED MARCH 31, 2000

LVMH........................................................   12%
Samsung, SDS................................................   12%
3Com Corporation............................................   10%
Fireman's Fund Insurance....................................   10%

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

     Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 52% and 43% of total revenues for the six months ended September 30, 2000 and for the year ended March 31, 2000, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were negative 1% and negative 113% for the six months ended September 30, 2000 and for the year ended March 31, 2000, respectively, compared to gross margins for license revenues of 95% and 51% for the respective periods. As a result, a continued increase in the percentage of total net revenues represented by services revenues or an unexpected decrease in license revenues could have a detrimental impact on our overall gross margins and our operating results.

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

OUR OPERATING RESULTS ARE SIGNIFICANTLY DEPENDENT UPON THE SALE OF OUR ACE SUITE OF PRODUCTS, INCLUDING ACE 4.5 AND ACE SME RELEASED IN OCTOBER 2000.

     We expect that we will continue to depend on revenue from new and enhanced versions of ACE for the foreseeable future, and if companies do not adopt or expand their use of ACE, our business and operating results would be significantly harmed. ACE 4.5 and ACE SME, a version designed specifically for the requirements and resources of small to medium-sized enterprises, were introduced in October 2000. Since these new products have been only recently introduced, customers may discover errors or other problems with the product, which may adversely affect its acceptance.

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

     We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to September 30, 2000, we expanded from 68 to 670 employees, including 27 employees from the acquisition of

Wakely. We have also significantly expanded our operations in the U.S. and internationally and we plan to continue to expand the geographic scope of our operations.

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

     We conduct quality assurance and professional services operations in India. As of September 30, 2000, there were 282 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $282,000 (less than 0.16%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2000.

                                    PART II

ITEM 1.

     None

ITEM 2.

(a) Modification of Constituent Instruments

     Not applicable

(b) Change in Rights

     Not applicable

(c) Issuances of Securities

     On August 7, 2000, we issued 175,000 shares of our common stock in connection with the acquisition of Wakely Software, Inc. to the former stockholder of that company. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offeree and the availability of material information.

(d) Use of Proceeds

     On March 15, 2000 Selectica completed the initial public offering of its common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-92545). The Securities and Exchange Commission declared the Registration Statement effective on March 9, 2000.

     The offering commenced on March 10, 2000 and terminated on March 15, 2000 after we had sold all of the 4,600,000 shares of common stock registered under the Registration Statement (including 450,000 shares sold by Selectica and 150,000 sold by one of our stockholders in connection with the exercise of the underwriters' over-allotment option). The managing underwriters in the offering were Credit Suisse First Boston, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and E*Offering. The initial public offering price was $30.00 per share for an aggregate initial public offering of $138.0 million. We paid a total of $11.3 million in underwriting discounts, commissions, and other expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Selectica or their associates, persons owning 10 percent or more of any class of equity securities of Selectica or an affiliate of Selectica.

     After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to Selectica from the offering were approximately $122.2 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

ITEM 3.

     None

ITEM 4.

     None

ITEM 5.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

       Exhibit 27.1.........................................  Financial Data Schedule
B. Reports on Form 8-K......................................  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 10, 2000                   SELECTICA, INC.

                                          By:    /s/ STEPHEN R. BENNION
                                            ------------------------------------
                                                     Stephen R. Bennion
                                                Chief Financial Officer and
                                              Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
27.1      Financial Data Schedule