Form 10-Q
period 2000-12-31
SELECTICA INC
filed 2001-02-08
CIK 1090908

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     Approximately 36,989,961 shares of Common Stock, $0.0001 par value, as of January 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                 SELECTICA INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION
Item 1:  Financial Statements
         Condensed Consolidated Balance Sheets as of December 31,
         2000 and March 31, 2000.....................................    1
         Condensed Consolidated Statements of Operations for the
         three months ended December 31, 2000 and 1999 and nine
         months ended December 31, 2000 and 1999.....................    2
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended December 31, 2000 and 1999.....................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3:  Quantitative and Qualitative Disclosure about Market Risk...   27

                         PART II OTHER INFORMATION
Item 6:  Exhibits and Reports on Form 8-K............................   29
Signatures...........................................................   30

                                SELECTICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2000*
                                                              ------------    ---------
Current assets:
  Cash and cash equivalents.................................    $ 52,826      $215,818
  Short-term investments....................................      95,978            --
  Accounts receivable, net of allowance for doubtful
     accounts of $1,147 and $415, respectively..............      19,906         5,749
  Prepaid expenses and other current assets.................       3,503         9,418
                                                                --------      --------
          Total current assets..............................     172,213       230,985
Property and equipment, net.................................      10,341         6,127
Goodwill, net of amortization of $1,146 and $116,
  respectively..............................................      13,307            30
Other assets................................................       2,390         2,054
Long-term investments.......................................      29,856            --
Investments, restricted.....................................       1,950           100
Development agreement, net of amortization of $2,592 and
  $1,011,
  respectively..............................................       1,575         3,156
                                                                --------      --------
          Total assets......................................    $231,632      $242,452
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,073      $  4,258
  Accrued payroll and related liabilities...................       4,482         1,879
  Other accrued liabilities.................................       4,617         3,755
  Deferred revenues.........................................      21,475        18,482
                                                                --------      --------
          Total current liabilities.........................      34,647        28,374
  Other long term liabilities...............................         885            --
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................           4             3
  Additional paid-in capital................................     290,989       281,773
  Deferred compensation.....................................      (9,703)      (11,860)
  Stockholder notes receivable..............................      (7,830)      (12,716)
  Accumulated deficit.......................................     (77,580)      (43,122)
  Accumulated other comprehensive gain......................         220            --
                                                                --------      --------
          Total stockholders' equity........................     196,100       214,078
                                                                --------      --------
          Total liabilities and stockholders' equity........    $231,632      $242,452
                                                                ========      ========

---------------
* Amounts derived from audited financial statements

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         ------------------   -------------------
                                                           2000      1999       2000      1999*
                                                         --------   -------   --------   --------
Revenues:
  License..............................................  $  8,659   $ 2,348   $ 18,614   $  5,181
  Services.............................................    10,950     2,157     21,823      3,959
                                                         --------   -------   --------   --------
          Total revenues...............................    19,609     4,505     40,437      9,140
Cost of revenues:
  License..............................................       414       117        922        259
  Services.............................................     7,836     1,954     18,855      5,240
                                                         --------   -------   --------   --------
          Total cost of revenues.......................     8,250     2,071     19,777      5,499
                                                         --------   -------   --------   --------
Gross profit...........................................    11,359     2,434     20,660      3,641
Operating expenses:
  Research and development.............................     5,131     1,892     16,467      4,132
  Sales and marketing..................................    13,004     4,408     38,571      9,271
  General and administrative...........................     4,432     1,197      9,939      2,924
                                                         --------   -------   --------   --------
          Total operating expenses.....................    22,567     7,497     64,977     16,327
                                                         --------   -------   --------   --------
Loss from operations...................................   (11,208)   (5,063)   (44,317)   (12,686)
Other income, net:
  Interest income, net.................................     3,364       221     10,059        319
                                                         --------   -------   --------   --------
Loss before provision for income taxes.................    (7,844)   (4,842)   (34,258)   (12,367)
Provision for income taxes.............................        75        --        200         50
                                                         --------   -------   --------   --------
Net loss...............................................    (7,919)   (4,842)   (34,458)   (12,417)
                                                         --------   -------   --------   --------
  Deemed dividend on Series E preferred stock..........        --       925         --        925
Net loss applicable to common stockholders.............  $ (7,919)  $(5,767)  $(34,458)  $(13,342)
                                                         ========   =======   ========   ========
Basic and diluted, net loss per share applicable to
  common stockholders..................................  $  (0.23)  $ (0.23)  $  (1.01)  $  (0.59)
                                                         ========   =======   ========   ========
Weighted-average shares of common stock used in
  computing basic and diluted, net loss per share
  applicable to common stockholders....................    35,101    25,104     34,249     22,455
                                                         ========   =======   ========   ========

---------------
* Amounts derived from audited financial statements at the date indicated

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
OPERATING ACTIVITIES
Net loss....................................................  $ (34,458)   $(12,417)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      1,971         731
  Amortization of private placement discount................      2,722          --
  Amortization of warrants in connection with license and
    service agreement.......................................      5,936          --
  Issuance of common stock in exchange for services.........         --         371
  Compensation expense related to repurchase of shares over
    fair market value.......................................        873          --
  Accrued interest on convertible notes converted to
    convertible preferred stock.............................         --           7
  Amortization of goodwill..................................      1,028          --
  In-process research and development.......................      1,870          --
  Amortization of development agreement.....................      1,581         472
  Amortization of deferred compensation.....................      2,576         590
  Accelerated vesting of stock options to employees.........        527          66
  Warrants issued in conjunction with debt financing........         --          35
  Changes in assets and liabilities:
    Accounts receivable, net................................    (13,647)     (1,640)
    Prepaid expenses and other current assets...............        (21)       (435)
    Other assets............................................     (2,147)     (1,263)
    Accounts payable........................................       (261)        (70)
    Accrued payroll and related liabilities.................      2,169         699
    Other accrued and long-term liabilities.................        617       1,710
    Deferred revenues.......................................        271       2,976
                                                              ---------    --------
Net cash used in operating activities.......................    (28,393)     (8,168)
INVESTING ACTIVITIES
  Capital expenditures......................................     (6,063)     (3,350)
  Acquisition of Wakely Software, Inc.......................     (4,755)         --
  Acquisition of certain assets and liabilities of
    LoanMarket Resources, LLC...............................       (216)         --
  Net purchase of short term investments....................    (95,915)         --
  Net purchase of long term investments.....................    (29,699)         --
  Acquisition of Selectica, India...........................         --        (150)
                                                              ---------    --------
Net cash used in investing activities.......................   (136,648)     (3,500)
FINANCING ACTIVITIES
  Proceeds from issuance of convertible notes...............         --       1,000
  Cost of financing.........................................     (1,209)         --
  Proceeds from stockholder notes receivable................        386          --
  Exercise of warrants in exchange for preferred stock......         --          23
  Net proceeds from issuance of convertible preferred
    stock...................................................         --      24,913
  Repurchase of common stock................................         --        (456)
  Proceeds from issuance of common stock....................      2,865         312
                                                              ---------    --------
Net cash provided by financing activities...................      2,042      25,792
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........   (162,999)     14,124
Cash and cash equivalents at beginning of the period........    215,825          --
                                                              ---------    --------
Cash and cash equivalents at end of the period..............  $  52,826    $ 14,124
                                                              =========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Deferred compensation related to stock options............  $   1,111    $  6,345
  Cash paid for interest....................................  $      --    $     53
  Convertible notes payable and accrued interest converted
    to convertible preferred stock..........................  $      --    $    944
  Warrants issued in conjunction with convertible notes
    payable.................................................  $      --    $     50
  Warrants issued in conjunction with convertible preferred
    stock financing.........................................  $      --    $    616
  Warrants issued in connection with development
    agreement...............................................  $      --    $    381
  Issuance of stock in exchange for notes...................  $      --    $  7,016
  Repurchase of stock in exchange for cancellation of
    notes...................................................  $   4,500    $     --

                            See accompanying notes.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of operations and cash flows for the nine months ended December 31, 2000, and the condensed consolidated statements of operations for the three months ended December 31, 2000 and 1999 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments, including normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at December 31, 2000 and for all periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and cash flows for the nine months ended December 31, 1999 have been derived from audited consolidated financial statements at that date.

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

     Customers who accounted for at least 10% of total revenues were as follows:

                                                        THREE MONTHS       NINE MONTHS
                                                            ENDED             ENDED
                                                        DECEMBER 31,      DECEMBER 31,
                                                        -------------     -------------
                                                        2000     1999     2000     1999
                                                        ----     ----     ----     ----
Cisco Systems.........................................   18%       *       13%       *
Dell..................................................   14%       *       16%       *
Highmark Blue Cross Blue Shield.......................   12%       *        *        *
Samsung SDS...........................................   12%       *       18%       *
Fireman's Fund Insurance..............................    *       28%       *       14%
Fujitsu Network Corporation...........................    *       16%       *        *
Aspect Communications.................................    *        *        *       15%
3Com Corporation......................................    *        *        *       14%

---------------
* Revenues were less than 10%.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

2. INVESTMENTS

     All investments as of December 31, 2000 are classified as available-for-sale securities. The Company did not hold any investments as of March 31, 2000. The following is a summary of the aggregate cost, gross unrealized gains, and estimated fair value of the Company's short-term and long-term investments:

                                                          DECEMBER 31,
                                                              2000
                                                         ---------------
                                                         (IN THOUSANDS)
SHORT-TERM INVESTMENTS:
  Commercial Paper.....................................      $22,535
  Corporate notes and bonds............................       32,994
  Government agencies..................................       40,386
                                                             -------
  Short-term investments at cost.......................       95,915
  Unrealized gain......................................           63
                                                             -------
     Fair value........................................      $95,978
                                                             =======

                                                          DECEMBER 31,
                                                              2000
                                                         ---------------
                                                         (IN THOUSANDS)
LONG-TERM INVESTMENTS:
  Corporate notes and bonds............................      $14,708
  Government agencies..................................       14,991
                                                             -------
     Short-term investments at cost....................       29,699
  Unrealized gains.....................................          157
                                                             -------
     Fair value........................................      $29,856
                                                             =======

     Unrealized holding gains and losses on available-for-sale securities at March 31, 2000 and gross realized gains and losses on sales of available-for-sale securities during the three and nine months ended December 31, 2000 and 1999 were not significant.

3. STOCKHOLDERS' EQUITY

  Warrants

     In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of $381,000 is being amortized over the remaining life of the development agreement. As December 31, 2000, total amortization of this warrant was approximately $225,000.

     In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrants was estimated to be $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company recorded a $9.7 million loss on the contract in the year ended March 31, 2000. The Company amortized against revenue $733,000 and $5.9 million related to the fair value of the warrants in the three and nine months ended December 31, 2000, respectively.

  Deferred Compensation

     The Company granted 250,850 and 643,665 options to employees with exercise price that were less than fair value and recorded net deferred compensation of approximately $703,000 and $1.2 million, for the three and nine months ended December 31, 2000, respectively. Such compensation will be amortized over the vesting period of the options, typically four years. For the nine months ended December 31, 2000 and 1999, the Company amortized approximately $2.6 million and $590,000, respectively.

  Accelerated Options

     During the nine months ended December 31, 2000, in association with employee termination agreements, the Company accelerated vesting on options to purchase 24,807 shares of common stock and recorded approximately $527,000 of related compensation expense.

  Stock Repurchase

     On December 29, 2000, the Company elected to repurchase 150,000 shares of common stock at cost from certain key employees (the "Stock Repurchase").These shares were originally issued in exchange for full recourse promissory notes with an aggregate value of $4.5 million. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, we repurchased these shares at a repurchase price which was greater than the fair value of the stock at the time of the repurchase. As a result we recorded a total compensation expense of approximately $873,000 of which $291,000 was expensed in cost of goods sold, $291,000 was expensed in sales and marketing, and $291,000 was expensed in general and administrative expense.

4. INCOME TAXES

     The Company has recorded a tax provision of $200,000 and $50,000 for the nine months ended December 31, 2000 and 1999 primarily for state and foreign taxes.

5. EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Financial Accounting Standards Board No. 128, Earnings per Share. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options and warrants to purchase 4,896,675 and 2,455,102 shares of common stock were excluded from the nine months ended December 31, 2000 and 1999 computation as their effect is antidilutive.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

     The following table presents the computation of basic and diluted net loss per share

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               DECEMBER 31,           DECEMBER 31,
                                            ------------------    --------------------
                                             2000       1999        2000        1999
                                            -------    -------    --------    --------
                                                          (IN THOUSANDS)
Net loss applicable to common
  stockholders............................  $(7,919)   $(5,767)   $(34,458)   $(13,342)
                                            =======    =======    ========    ========
Basic and diluted:
  Weighted-average shares of common stock
     outstanding..........................   36,894     26,894      36,454      23,791
  Less weighted-average shares subject to
     repurchase...........................   (1,793)    (1,790)     (2,205)     (1,336)
                                            -------    -------    --------    --------
  Weighted-average shares used in
     computing basic and diluted, net loss
     per share applicable to common
     stockholders.........................   35,101     25,104      34,249      22,455
                                            =======    =======    ========    ========
  Basic and diluted, net loss per share
     applicable to common stockholders....  $  (.23)   $  (.23)   $  (1.01)   $   (.59)
                                            =======    =======    ========    ========

6. COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               DECEMBER 31,           DECEMBER 31,
                                            ------------------    --------------------
                                             2000       1999        2000        1999
                                            -------    -------    --------    --------
                                                          (IN THOUSANDS)
Net loss applicable to common
  stockholders............................  $(7,919)   $(5,767)   $(34,458)   $(13,342)
Change in unrealized gain on securities...      113         --         220          --
                                            -------    -------    --------    --------
Comprehensive loss........................  $(7,806)   $(5,767)   $(34,238)   $(13,342)
                                            =======    =======    ========    ========

     Accumulated other comprehensive loss as of December 31, 2000, represents net unrealized gain on securities. There were no elements of accumulated other comprehensive income at March 31, 2000.

7. ACQUISITIONS

     In August 2000, the Company acquired Wakely Software, Inc. ("Wakely"), a provider of rating software and actuarial services for the insurance industry. The purchase price for privately-held Wakely was approximately $13.7 million, consisting of approximately $4.4 million in cash and approximately for 175,000 shares of the Company's common stock that was paid at closing. Wakely had an accumulated deficit of $961,000 at the date of acquisition. We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to seven years. We also expensed $1.9 million of in-process research and development at the time of acquisition.

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

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

     In November 2000, the Company acquired certain assets and liabilities of LoanMarket Resources, LLC ("LoanMarket"), a provider of real-time, mortgage, home equity, and unsecured lending software solutions. The purchase price for these assets and liabilities from the privately-held LoanMarket was approximately $1.5 million, consisting of approximately $403,000 in cash, 35,000 shares of the Company's common stock that was paid at closing and assumed liabilities of approximately $155,000. The Company allocated $1.5 million to intangible assets and will amortize this amount over a period of three years, the expected future life of the assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     For the nine months ended December 31, 2000, we recognized 39%of license and services revenues using the percentage-of-completion method, 34% using the residual method, and 26% using the completed contract method. For the nine months ended December 31, 1999, we recognized 40% of license and services revenues using completed contract method, 29% using the percentage of completion method, and 23% using the residual method. For the three months ended December 31, 2000, we recognized 40% of license and services revenues using the percentage of completion method, 34% using the completed contract method, and 26% using the residual method. For the three months ended December 31, 1999, we recognized 46% of license and services revenues using the residual method, 29% of license and services revenues using the percentage of completion method and 24% under the completed contract method.

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

  Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. For the nine months ended December 31, 2000, revenue from Samsung SDS, Dell, and Cisco accounted for 18%, 16%, and 13% of our revenues, respectively. For the nine months ended December 31, 1999, revenue from Aspect Communications, 3Com, and Fireman's Fund Insurance accounted for 15%, 14%, and 14% of our revenues, respectively. For the three months ended December 31, 2000, revenue from Cisco, Dell, Highmark Blue Cross Blue Shield, and Samsung SDS accounted for 18%, 14%, 12% and 12%, respectively. For the three months ended December 31, 1999, revenue from Fireman's Fund Insurance and Fujitsu Network Corporation accounted for 28% and 16% of our revenues, respectively. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of December 31, 2000, we had an accumulated deficit of approximately $77.6 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Internet selling system market. Accordingly, we intend to continue to invest heavily in sales and marketing and research and development. Furthermore, we expect to continue to incur substantial operating losses for the foreseeable future.

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

  Equity Transactions

     During October 1999, we issued, 1,505,702 shares of Series E Preferred Stock to various investors, including parties related to us, for gross proceeds of $6,597,986. Of this amount, $23,000 related to the exercise of warrants to purchase 5,250 shares of Series E Preferred Stock issued in connection with the convertible debt financing in May 1999. We issued 1,500,452 of these shares at $4.382 per share while the deemed fair value of such preferred stock at that date was approximately $7.70. As a result, in the third quarter of fiscal 2000 we recorded $5.0 million of charges related to the difference between the actual issuance price of the preferred stock and its deemed fair value. Of this amount, $266,000 was accounted for as compensation expense, $925,000 was accounted for as a dividend to stockholders in the third quarter of fiscal 2000 and the remaining amount will be amortized over an approximate two-year period in connection with a development agreement entered into in September 1999 with Intel, one of the investors. As of December 31, 2000 approximately $2.4 million had been amortized.

     Under the terms of the development agreement with Intel, we will work with Intel to port the current suite of ACE products to additional platforms. In connection with the development agreement, we issued warrants to purchase 57,000 shares of Series E convertible Preferred Stock. The warrants were issued in December 1999 and were valued using the Black-Scholes valuation model. The value of the warrants is approximately $381,000 and this amount will be expensed over the remaining life of the development agreement, which will be approximately two years. As of December 31, 2000, approximately $225,000 had been amortized.

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

     Between April 1, 2000 and December 31, 2000, an aggregate of 2,269,330 options to purchase common stock were granted at a weighted average price of $32.61. We have recorded deferred compensation related to these options of approximately $1.6 million representing the difference between the exercise price of the options granted and the deemed fair value of our common stock at the date of grant.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues for certain items in the Company's condensed consolidated statements of operations data for the three and nine months ended December 31, 2000 and 1999.

                                                        THREE MONTHS    NINE MONTHS
                                                           ENDED           ENDED
                                                        DECEMBER 31,    DECEMBER 31,
                                                        ------------    ------------
                                                        2000    1999    2000    1999
                                                        ----    ----    ----    ----
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License.............................................   44%      52%     46%     57%
  Services............................................   56       48      54      43
                                                        ---     ----    ----    ----
          Total revenues..............................  100      100     100     100
Cost of revenues:
  License.............................................    2        3       2       3
  Services............................................   40       43      47      56
  Services -- related party...........................   --       --      --       1
                                                        ---     ----    ----    ----
          Total cost of revenues......................   42       46      49      60
                                                        ---     ----    ----    ----
          Gross profit (loss).........................   58       54      51      40
Operating expenses:
  Research and development............................   26       42      41      45
  Sales and marketing.................................   66       98      95     101
  General and administrative..........................   23       26      25      32
                                                        ---     ----    ----    ----
          Total operating expenses....................  115      166     161     178
                                                        ---     ----    ----    ----
Loss from operations..................................  (57)    (112)   (110)   (138)
Interest and other income (expense), net..............   17        5      25       3
                                                        ---     ----    ----    ----
Net loss before taxes.................................  (40)    (107)    (85)   (135)
Provision for income taxes............................   --       --      --       1
                                                        ---     ----    ----    ----
Net loss..............................................  (40)    (107)    (85)   (136)
                                                        ---     ----    ----    ----
Deemed dividend on Series E preferred shares..........   --       21      --      10
                                                        ---     ----    ----    ----
Net loss applicable to common stockholders............  (40)%   (128)%   (85)%  (146)%
                                                        ===     ====    ====    ====

THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

  Revenues

     Total revenues were $19.6 and $40.4 million in the three and nine months ended December 31, 2000 up from $4.5 million and $9.1 million, respectively, compared to the same periods a year ago. We believe that the future percentage increase in revenues will be significantly less than what has been achieved in prior periods.

     License. License revenues totaled $8.7 million and $18.6 million in the three and nine months ended December 31, 2000 up from $2.3 million and $5.2 million, respectively, compared to the same periods a year ago. The net increase in license revenues was due to the addition of new customers as a result of expanded marketing activities, growth in our sales force, and greater demand for and the acceptance of our ACE suite of products. The increase was also offset by $2.1 million due to the amortization of the fair value of the warrant issued to a significant customer in connection with a license and service agreement. As of December 31, 2000, we have fully amortized the amount associated with the fair value of this warrant. We intend to generate additional license revenues from our existing customers and anticipate that revenues will increase in absolute dollars in future periods, although it will fluctuate as a percentage of total revenues as our customers and size of transactions change.

     Services. Services revenues totaled $11.0 million and $21.8 million in the three and nine months ended December 31, 2000, up from $2.2 million and $4.0 million, respectively, compared to the same periods a year ago. Our services revenues are comprised of fees from consulting, maintenance and training services. Services revenues from Wakely were immaterial from the date of acquisition to December 31, 2000. The increase in services revenues was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with our increased installed base. During the nine months ended December 31, 2000, revenues were also reduced by amortization of $3.8 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement as noted above. As of December 31, 2000, we have fully amortized the amount associated with the fair value of this warrant. We expect services revenues to continue to increase in terms of absolute dollars in future periods as the number of consulting projects and maintenance contracts increases with the addition of new customers.

  Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. Cost of license revenues represented 5% and 5% of license revenues in the three and nine months ended December 31, 2000, and in the same periods a year ago. As we enter into more independent software vendor agreements we expect cost of license to increase in absolute dollars and to fluctuate as a percentage of license revenues.

     Cost of Services Revenues, including Related Party. Cost of services revenue is comprised mainly of salaries and related expenses of our services organization. Cost of services revenues totaled $7.8 million and $18.9 million in the three and nine months ended December 31, 2000 up from $2.0 million and $5.2 million, respectively, compared to the same periods a year ago. Cost of services revenues from Wakely was approximately $758,000 from the date of acquisition to December 31, 2000. Cost of services revenue, including related party, represented 72% and 86% of services revenues in the three and nine months ended December 31, 2000 compared to 91% and 132%, respectively, for the same periods a year ago. The increase in costs of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. We amortized approximately $548,000 for deferred compensation and approximately $291,000 for the stock repurchase for the nine months ended December 31, 2000. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases. We expect cost of services revenues to fluctuate as a percentage of service revenue.

  Gross Margin

     For the three and nine months ended December 31, 2000, we experienced overall gross margins of 58% and 51% compared to overall gross margins of 54% and 40%, respectively, in the same periods a year ago. We expect that our overall gross margins will continue to fluctuate due to the timing of services and license revenue recognition and will continue to be adversely affected by lower margins associated with services revenues. The amount of impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

     Gross Margin -- Licenses. Gross margin for license revenues was approximately 95% and 95% for the three and nine months ended December 31, 2000 and in the same periods a year ago. During the nine months ended December 31, 2000, revenues were reduced by $2.1 million representing amortization of the fair value of the warrant issued to a significant customer in connection with a license and service agreement. As of December 31, 2000, we have fully amortized the amount associated with the fair value of this warrant.

     Gross Margin -- Services. Gross margin for services was approximately 28% and 14% for the three and nine months ended December 31, 2000 and 9% and negative 32%, respectively, for the same periods a year ago. The gross margin for the nine months ended December 31, 2000 included amortization of $3.8 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement. As of December 31, 2000, we have fully amortized the amount associated with the fair value of this warrant. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins on our service contracts. The impact on our gross profit will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, whether the services are being performed on a fixed fee basis and the overall utilization rates of our professional services organization. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases and that cost of services revenues will fluctuate as a percentage of service revenue.

  Operating Expenses

     Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering, quality assurance, and technical publications efforts. Research and development costs were $5.1 million and $16.5 million for the three and nine months ended December 31, 2000 and $1.9 million and $4.1 million, respectively, compared to the same periods a year ago. Research and development expenses from Wakely was approximately $230,000 from the date of acquisition to December 31, 2000. The increase was primarily due to an increase in the number of research and development personnel to support the development of ACE 4.0, ACE 4.5, quality assurance, and technical publications operations. We amortized approximately $260,000 for deferred compensation and approximately $1.6 million for the development agreement entered into with Intel. Research and development expenses also included $1.9 million for the one-time charge for in process research and development in relation to the Wakely acquisition for the nine months ended December 31, 2000. We expect that research and development expenses will increase in absolute dollars in future periods.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization and marketing programs, including trade shows, sales materials, and advertising. Sales and marketing expenses totaled $13.0 million and $38.6 million in the three and nine months ended December 31, 2000 up from $4.4 and $9.3 million, respectively, for the same periods a year ago. Sales and marketing expense from Wakely was approximately $473,000 from the date acquisition to December 31, 2000. The increases were primarily due to the hiring of additional sales and marketing personnel and expenses incurred in connection with trade show and additional marketing programs. We amortized approximately $1.4 million for deferred compensation, $483,000 for acceleration of stock option vesting, and approximately $291,000 for the stock repurchase for the nine months ended December 31, 2000. We expect that sales and marketing expenses will increase in absolute dollars over the next year as we increase spending on advertising and marketing programs and establish sales offices in additional domestic and international locations.

     General and Administrative. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses totaled $4.4 million and $9.9 million in the three and nine months ended December 31, 2000, up from $1.2 million and $2.9 million, respectively, compared to the same periods a year ago. General and administrative expense from Wakely was approximately $428,000 from the date of acquisition to December 31, 2000. The increase was primarily due to a higher number of personnel and additional legal and accounting costs incurred in connection with business activities. We amortized approximately $345,000 for deferred compensation, $44,000 for acceleration of stock option vesting, and approximately $291,000 for the stock repurchase during the nine months ended December 31, 2000. In addition, we incurred approximately $639,000 from the amortization of goodwill in connection with the Wakely acquisition and anticipate incurring $383,000 in quarterly amortization for the next seven years. We expect that general and administrative expenses will increase in absolute dollars over the next fiscal year as we hire additional general and administrative personnel to support our expanding business activities.

  Interest and Other Income, Net

     Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable, offset by interest expense related to convertible debt issued in the three months ended June 30, 1999 and converted in the same quarter. Interest and other income, net totaled $3.4 million and $10.1 million for the three and nine months ended December 31, 2000 compared with interest income of $221,000 and $319,000, respectively, for the comparable periods in the prior year. The increase in net interest income for the three and nine months ended December 31, 2000 resulted primarily from interest income on our initial public offering and private placement net proceeds of $193.1 million, which was completed on March 10, 2000.

  Provision for Income Taxes

     We have recorded a tax provision of $200,000 and $50,000 for the nine months ended December 31, 2000 and 1999, respectively. The provision for income taxes consists primarily of state income taxes and foreign taxes.

CONSOLIDATED BALANCE SHEET DATA

     Cash, cash equivalents, short and long term investments were approximately $178.7 million at December 31, 2000 compared to $215.8 million at March 31, 2000. The decrease primarily relates to cash used in operations during the nine months ended December 31, 2000 of $28.4 million, the Wakely acquisition of $4.8 million, capital expenditures of $6.1 million and investments in short and long-term commercial paper of $125.6 million at December 31, 2000. Accounts receivable was approximately $19.9 million at December 31, 2000 compared to $5.7 million at March 31, 2000. The increase of $14.2 million is a direct result of increased deferred revenues related to advanced billings, maintenance, and increased license and services revenues from new customers. Prepaid expenses were approximately $3.5 million at December 31, 2000 compared to $9.4 million at March 31, 2000. The decrease of $5.9 million is primarily due to the amortization of the fair value of a warrant issued to a customer in connection with a license agreement. Property and equipment, net was $10.3 million at December 31, 2000 and $6.1 million at March 31, 2000. The $4.2 million increase primarily relates to capital additions of $6.1 million related to leasehold improvements to our new facility in San Jose as well as computers and networking equipment related to our headcount growth offset by accumulated depreciation of $2.0 million. Goodwill, net was $13.3 million at December 31, 2000 and $30,000 at March 31, 2000. This increase in net goodwill primarily relates to $13.1 million in relation to the acquisition of Wakely and $1.1 million with respect to the acquisition of certain assets of LoanMarket offset by amortization of $1.0 million. Investments, restricted was $2.0 million at December 31, 2000 and $100,000 at March 31, 2000. The $1.8 million increase primarily relates to $1.5 million in escrow as a result of the Wakely acquisition.

     Accrued payroll and related liabilities was approximately $4.5 million at December 31, 2000 compared to $1.9 million at March 31, 2000. The $2.6 million increase primarily relates to employee contributions withheld related to our Employee Stock Purchase Plan which began on March 8, 2000 and for which the second purchase cycle ends on April 30, 2001. Deferred revenues were $21.5 million at December 31, 2000 compared to $18.5 million at March 31, 2000. The $3.0 million increase was primarily due to cash advances and amounts billed in advance for performing services or delivering product.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, cash, cash equivalents and short term investments totaled $148.8 million, compared to $215.8 million at March 31, 2000. We currently have no significant capital commitments other than obligations under operating leases.

     We have funded our operations with proceeds from the private sale of common and preferred stock, and public offering. Cash used by operating activities for the nine months ended December 31, 2000 was $28.3 million and was primarily a result of our net loss adjusted for noncash items, increases in accounts receivable, and other assets offset by the increases in accrued payroll.

     Cash used for investing activities for the nine months ended December 31, 2000 was $136.6 million and consisted primarily of the acquisition of Wakely, long-term and short-term investments as well as capital expenditures.

     Cash provided by financing activities for the nine months ended December 31, 2000 was $2.0 million and was a result of the issuance of common stock during the nine months ended December 31, 2000 offset by fees related to our private placement in March 2000.

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

     We may also experience seasonality in revenues. For example, our quarterly results may fluctuate based upon our customers' calendar year budgeting cycles and changes in information technology spending patterns. These seasonal variations may lead to fluctuations in our quarterly revenues and operating results.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of $7.5 million for the fiscal year ended March 31, 1999, $31.8 million for the fiscal year ended March 31, 2000 and $34.5 million for the nine months ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $77.6 million. We expect to significantly increase our research and development, sales and marketing, and general and administrative expenses, and consequently our losses may increase in the future. In order to accommodate our increase in employees, we have leased a larger facility, and we will incur increased capital equipment costs. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

A DECLINE GENERAL ECONOMIC CONDITIONS OR A DECREASE IN INFORMATION TECHNOLOGY SPENDING COULD HARM OUR RESULTS OF OPERATIONS.

     The change in economic conditions may lead to revised budgetary constraints regarding information technology spending for our customers. For example, a potential customer which had selected our Internet selling system from a number of competitors recently decided not to implement any configuration system. That company had decided to reduce its expenditures for information technology. A general slowdown in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

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

WE FACE INTENSE COMPETITION, WHICH COULD REDUCE OUR SALES, PREVENT US FROM ACHIEVING OR MAINTAINING PROFITABILITY AND INHIBIT OUR FUTURE GROWTH.

     The market for software and services that enable electronic commerce is new, intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include Oracle Corporation, Siebel Systems, I2, SAP, Trilogy Software, FirePond, Calico Commerce and BAAN, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of an Internet selling system. These competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 57% of our revenues for the nine months ended December 31, 2000 and our ten largest customers accounted for 72% of our revenues for the nine months ended December 31, 2000. Our five largest customers accounted for approximately 53% of our revenues for the fiscal year ended March 31, 2000, and our ten largest customers accounted for 76% of our revenues for the fiscal year ended March 31, 2000.

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

     Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 54% and 43% of total revenues for the nine months ended December 31, 2000 and for the year ended March 31, 2000, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 14% and negative 113% for the nine months ended December 31, 2000 and for the year ended March 31, 2000, respectively, compared to gross margins for license revenues of 95% and 51% for the respective periods. As a result, a continued increase in the percentage of total net revenues represented by services revenues or an unexpected decrease in license revenues could have a detrimental impact on our overall gross margins and our operating results.

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

     We conduct quality assurance and professional services operations in India. As of December 31, 2000, there were 356 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

OUR OPERATING RESULTS ARE SIGNIFICANTLY DEPENDENT UPON THE SALE OF OUR ACE SUITE OF PRODUCTS, INCLUDING ACE 4.5 AND ACE SME RELEASED IN OCTOBER 2000.

     We expect that we will continue to depend on revenue from new and enhanced versions of ACE for the foreseeable future, and if companies do not adopt or expand their use of ACE, our business and operating results would be significantly harmed. ACE 4.5, the most recent release of our core product, and ACE SME, a version designed specifically for the requirements and resources of small to medium-sized enterprises, were introduced in October 2000. Since these new products have been only recently introduced, customers may discover errors or other problems with the product, which may adversely affect its acceptance.

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

     We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to December 31, 2000, we expanded from 68 to 751 employees, including 29 employees from the acquisition of Wakely. We have also significantly expanded our operations in the U.S. and internationally and we plan to continue to expand the geographic scope of our operations.

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

     Our success depends on our ability to attract and retain qualified management, engineering, sales and marketing and professional services personnel. Competition for these types of personnel is intense, especially in the Silicon Valley. We do not have employment agreements with most of our key personnel. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. An important component of our employee compensation is stock options. Because of the decline in our stock price, some of our employees hold options with an exercise price substantially below the current market price. This could adversely affect our ability to attract and retain employees.

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

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded $14.3 million in net deferred compensation charges. During the year ended March 31, 2000 and the nine months ended December 31, 2000 we amortized $1.3 million and $2.6 million of such charges, respectively. We expect to amortize approximately $3.4 million of stock-based compensation for the fiscal year ending March 31, 2001 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value. In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was $16.4 million. In the quarter ended March 31, 2000, we recorded a charge of $9.7 million related to the loss on the license and software maintenance contract, of which $4.1 million was charged to cost of license revenues and $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. During the nine months ended December 31, 2000, revenues were reduced by amortization of $5.9 million in connection with this license and services agreement. As of December 31, 2000, we have fully amortized the amount associated with the fair value of this warrant. We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to seven years. We also expensed $1.9 million of in-process research and development at the time of acquisition. See Note 10 of the Notes to consolidated financial statements for the year ended March 31, 2000 and Note 7 of Notes to condensed financial statements for the nine months ended December 31, 2000.

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

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $320,000 (less than 0.18%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2000.

                           PART II  OTHER INFORMATION

ITEM 1.

     None

ITEM 2.

     (a) Modification of Constituent Instruments

     Not applicable

     (b) Change in Rights

     Not applicable

     (c) Issuances of Securities

     On November 9, 2000, we issued 35,000 shares of our common stock in connection with the acquisition of certain assets and liabilities of LoanMarket Resources, LLC. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offeree and the availability of material information.

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

    None

     B. Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 8, 2000                    SELECTICA, INC.

                                          By:    /s/ STEPHEN R. BENNION
                                            ------------------------------------
                                                     Stephen R. Bennion
                                                Chief Financial Officer and
                                                          Secretary