Form 10-K405
period 2001-03-31
SELECTICA INC
filed 2001-06-28
CIK 1090908

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-26130

                                SELECTICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0432030
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

 3 WEST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA                     95134-2111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (408) 570-9700

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
                               $0.0001 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2001 was approximately $173,053,358.10. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of May 31, 2001 was 36,279,530.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's Annual Meeting of Stockholders to be held on September 14, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                SELECTICA, INC.

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 2001

                               TABLE OF CONTENTS

PART I
Item 1.  Business....................................................     2
Item 2.  Properties..................................................    10
Item 3.  Legal Proceedings...........................................    10
Item 4.  Submission of Matters to a Vote of Security Holders.........    10

PART II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    21
Item 6.  Selected Consolidated Financial Data........................    23
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    24
Item     Quantitative and Qualitative Disclosure about Market Risk...
  7A.                                                                    31
Item 8.  Consolidated Financial Statements and Supplementary Data....    33
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    35

PART III
Item     Directors and Executive Officers of the Registrant..........
  10.                                                                    35
Item     Executive Compensation......................................
  11.                                                                    35
Item     Security Ownership of Certain Beneficial Owners and
  12.    Management..................................................    35
Item     Certain Relationships and Related Transactions..............
  13.                                                                    35

PART IV
Item     Exhibits, Consolidated Financial Statement Schedules and
  14.    Reports on Form 8-K.........................................    36

SIGNATURES...........................................................

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and "Certain Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2001. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

                                     PART I

ITEM 1.  BUSINESS

                               BUSINESS OVERVIEW

     Selectica is a leading provider of Interactive Selling System software and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Using our Interactive Selling System, businesses can guide their customers, partners and employees through the selection, configuration, pricing, quotation and fulfillment processes. Our Interactive Selling System allows companies to use the Internet platform to deploy highly accurate selling applications to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our Interactive Selling System solution has been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP systems. This allows for an easy-to-install application and reduced deployment time. Our current customers include 3Com, Aetna, Asea Brown Boveri (ABB), Aspect Communications, Bell Canada, BMW, British Telecommunications, Cisco Systems, Cooper Cameron Valves, Dell Computer, Fireman's Fund Insurance Company, Fujitsu PC, Hewlett-Packard, Highmark Blue Cross Blue Shield, Juniper Networks, LG Electronics, Redback Networks, Rockwell Automation, Samsung and Watlow Electric.

INDUSTRY BACKGROUND

  Evolution of Electronic Commerce

     The Internet is transforming the business environment by increasing competition and enabling the development of new business models. People, businesses and other organizations are using the Internet as a platform to communicate, collaborate, access information and conduct business with greater speed, efficiency and accuracy. As a result, business-to-business, business-to-consumer and business-to-employee interactions are being fundamentally altered. In order to remain competitive, companies must find innovative new ways to sell, increase efficiencies in the sales cycle and deliver greater customer satisfaction. Forrester Research estimates that the combined value of business-to-consumer (B2C) and business-to-business (B2B) transactions conducted over the Internet will grow to over $1.4 trillion by 2003. A growing number of companies are attempting to leverage the Internet to market and sell their products and services. To date, many electronic commerce transactions have been simple purchases of products such as books, compact discs, stocks and toys. We believe, however, that the growth in B2B and B2C electronic commerce will be driven by the ability of companies to quickly and efficiently complete complex transactions involving multiple features, options or involving custom pricing or service options.

  Complexity in Electronic Commerce

     Complexity in the selling process manifests itself in numerous ways. One type is product complexity, where the product has many possible features, with factors interacting with one another and with other factors to influence the performance or manufacturability of that item. Examples of complex products include networking and telecommunications equipment, automobiles, and computers. A second type of complexity is needs complexity, in which the product or service itself may be relatively simple, such as an insurance policy or a printer, but the factors that go into evaluating a specific customer's needs and matching those needs with the optimal product or service may be complex. A third type of complexity comes from flexible or customized pricing and discount programs, including those based on the features of the product.

     The completion of a complex sales transaction depends on a seller's ability to identify and satisfy the full range of a buyer's needs. In traditional sales, companies rely on trained salespeople to interact with customers, address customer needs, explain product features, and ultimately complete the sale. To date, many electronic commerce web sites have been static collections of non-interactive content, and have had limited capability for assisting and guiding customers or sales personnel through a complex purchasing decision. The Internet affords businesses the ability to centralize and simplify complex selling processes and deploy a platform for aggregating, bundling, and pricing complex products and services across all sales channels.

  The Internet as an Emerging Platform for Business Applications

     In addition to fueling the growth of electronic commerce, the Internet has become a technology platform for business application deployment. Traditionally, companies seeking to improve their operations have implemented applications such as enterprise resource planning (ERP), customer relationship management (CRM) or sales force automation (SFA) software based on client-server architectures that require a significant part of the application to be loaded on every user's computer. With the emergence of the Internet platform, companies are able to more broadly and cost-effectively deploy business applications to customers, partners and employees and make the most current application and information immediately available on Internet-enabled devices. We believe that a selling application based on the Internet platform offers significant advantages over one based on traditional client-server architectures. These advantages include the ability to be deployed on a broad range of browser-enabled devices, as well as easier integration with other Internet-based applications and legacy systems, including those running on relational database management systems, or RDBMS.

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

     Current commercially available software designed to help companies address the challenges of complexity in the selling process may have one or more of the following limitations. In general, the applications:

     - have not been engineered for the Internet platform and, as a result, are not easily deployed across a broad range of Internet-enabled devices;

     - require significant custom programming for deployment and maintenance;

     - provide a limited interactive experience; or

     - employ application architectures that limit their scalability and reliability.

     We believe that there is a significant opportunity for an Interactive Selling System that leverages the Internet platform to enable companies to efficiently sell complex products and services using a broad range of Internet-enabled devices.

SELECTICA SOLUTIONS

     Our ACE suite of products is a comprehensive Interactive Selling System solution that is designed to enable businesses to easily develop and rapidly deploy an Internet sales channel that interactively assists their customers, partners and employees through the selection, configuration, pricing, quoting and fulfillment processes. Our Interactive Selling System allows companies to use the Internet platform to deploy a selling application to many points of contact including personal computers, in-store kiosks and mobile devices, such as PDAs and cellular phones, while offering customers, partners and employees an interface customized to meet their specific needs. ACE is built using Java technology and utilizes a unique knowledge base business logic engine, repository, and a multi-threaded architecture. This design enables the ACE Enterprise server to reduce the amount of memory used to support new user sessions and to rapidly deploy without custom programming, a cost-effective, robust and highly scalable, Internet-enhanced sales channel.

     Some of the major design benefits of our Interactive Selling System are described below:

  Provides Comprehensive Solution

     Our ACE suite of products provides the functionality for Internet selling in a single comprehensive solution. Our Interactive Selling System has been developed with an open architecture that leverages data in existing enterprise applications, such as ERP systems, to provide an easy to develop and deploy application that is designed to reduce deployment time.

  Opportunity for Increased Sales

     We enable sellers of complex products and services to reach and sell to additional customers by enabling them to use the Internet as an effective sales channel. Our Interactive Selling System is designed for the Internet platform and provides increased scalability that allows companies to sell over a broad range of Internet-enabled devices, including devices with limited processing power, such as mobile devices.

  Shorten Sales Cycle

     Generally, in a traditional sales environment for complex products and services, prospective buyers repeatedly interact with a seller's sales force to determine an appropriate configuration and pricing. Our ACE software is designed to enable companies to reduce the time required to convert interested prospects into customers in several ways. The advantages of this software include:

     - providing comprehensive product information to the customer or sales person at the point of sale without requiring interaction with product experts; and

     - automating the pricing and configuration of complex products and services, thereby providing customers with accurate, real-time information.

  Improves Efficiency of the Indirect Sales Channel

     Using our Interactive Selling System, companies can enable their channel partners, such as distributors and resellers, to access their selling tools and product information. This allows distributors and resellers to effectively sell complex products and services with less support from the company. It also improves order accuracy, which results in greater efficiency and increased customer satisfaction.

  Opportunity for Greater Revenue per Customer

     Sellers can use our Interactive Selling System to perform real-time analysis and optimization to identify cross-selling and up-selling opportunities, thereby increasing average order size. For example, a prospective buyer of a computer may be prompted to consider additional features such as increased memory, or complementary products such as a printer, based on specific selections made. In addition, by enabling companies to build an easy-to-use selling channel that is always available to their customers, we provide companies with the opportunity to capture a greater percentage of their customers' business.

  Allows Selling Process to Support Key Business Goals

     Our software also helps companies ensure that all orders conform to specific criteria. For example, if a company had a minimum gross margin requirement for a given product, ACE could ensure that the features and options chosen will result in a product that meets the company's margin objectives. ACE also improves inventory management. For example, the ACE applications can automatically promote the sale of a product for which there is excess inventory.

  Enhances Customer Relations

     Our ACE software enables a seller of complex products and services to present each customer with different options based upon the customer's specified needs. This customization of the selling process actively engages the customer in the decision-making process. ACE also ensures that customers arrive at a product configuration that meets the business and manufacturing guidelines of the company. We believe that ACE's functionality enhances customer loyalty and satisfaction, which may result in increased sales.

  Rapid Deployment and Reduced Costs of Ownership

     An effective selling system requires the user to build a knowledge base that captures all product configurations and selling rules. The ACE suite of applications allows users to build, tailor and maintain their knowledge base without custom programming. This enables users to rapidly deploy the software. It also reduces the need for expensive technical specialists and programmers to maintain and enhance their businesses' Interactive Selling Systems.

SELECTICA PRODUCTS

     The following table provides a list of our products and a brief description of the features and benefits to our customers.

PRODUCT                       FEATURES                               BENEFITS
-------                       --------                               --------
ACE Enterprise  Electronic commerce configuration      Enables customized, one-to-one
                engine                                 selling on the Internet
                Highly scalable Internet-architecture  Designed to support millions of simultaneous users by simply
                                                       installing more servers
                Java-based                             Platform independence
                Supports open standard integration     Integrates with other Internet based
                interfaces                             applications and legacy systems
                Dynamic information update             Can update product information
                                                       without stopping selling process
                Easy-to-use, dynamically generated     Maximizes sales for productivity by
                interface                              reducing sales training time
                Supports devices with limited          Can be deployed on a broad range of
                processing power                       devices
                HTML-based client                      Designed to run on any device with a
                                                       standard Internet browser

ACE Mobile      Includes the features of ACE
                Enterprise with the following
                additional features:
                Complete stand-alone selling system    Enables mobile users to access our
                that runs on laptop computers          customers' Interactive Selling
                                                       Systems with the same user interface
                                                       as a connected system

PRODUCT                       FEATURES                               BENEFITS
-------                       --------                               --------
                Automatically synchronizes knowledge   Enables updated product and pricing
                bases and quotes                       information and orders

ACE Enterprise  Administers multiple ACE Enterprise    Add and remove ACE Enterprise servers
  Manager       servers                                without stopping the selling process
                Dynamically scales the load            Optimizes available CPU, or central
                distribution as more servers are       processing unit, resources
                added

ACE Quoter      Central server and storage facility    Enables users to generate, save and
                for customer orders, configurations    revise quotes online
                and pricing information
                Provides easy access from remote       Enables accurate quotes and orders
                devices to quote archives

ACE Studio      Model, test and debug ISS              Simplifies development process
                applications using a single tool
                Graphical KnowledgeBase and user       Enables application deployment and
                interface development tools            maintenance by non-technical
                                                       personnel

ACE Repository  Database that stores knowledge base    Provides distributed team development
                in readable, queryable format          of KnowledgeBases for easy
                                                       development and maintenance

ACE Connector   Provides access to other enterprise    Enables easy integration and reduces
  Products      applications                           costs and deployment time

SELECTICA'S TECHNOLOGY

     We have developed an innovative architecture for creating a personalized, intuitive, interactive and scalable Interactive Selling System solution that includes selection, configuration, pricing, quoting and fulfillment processes. The four key technological advantages of our Interactive Selling System include:

     - declarative constraint engine;

     - integrated modeling environment;

     - multi-threaded server; and

     - scalable, thin-client architecture.

  Declarative constraint engine

     Most existing configurators are custom programs that were written specifically for the product or family of products being configured. This means both the configuration logic and the data describing product attributes are combined in a single computer program that requires significant reprogramming to reflect simple product changes. In contrast, our Interactive Selling System solution utilizes a constraint-based engine that is separate from the data describing the product attributes. This allows businesses to easily create and modify the knowledge base to reflect product changes utilizing our integrated modeling environment, thereby eliminating the need for expensive programming teams.

     Our engine, written in Java, is easily deployed on various operating platforms. The use of Java allows us to support a range of deployment environments, including Java applications in a notebook computer and ACE Enterprise server generated browser-readable pages, with the same engine and the same knowledge base.

  Integrated modeling environment

     We have developed an integrated modeling environment that allows our customers to easily create a sophisticated Interactive Selling System solution without any programming. Our Interactive Selling System utilizes drag-and-drop tools that enable sales and marketing personnel, rather than expensive programmers, to maintain and enhance their businesses' Interactive Selling System. Using these drag-and-drop tools, businesses can:

     - easily create and update knowledge bases containing product attributes;

     - create HTML-based graphical user interface, or GUI applications;

     - test the application interactively as the application is being built and conduct batch order checks;

     - verify the semantics of the knowledge base and identify some semantic errors; and

     - create flex models from individual models.

  Multi-threaded server

     We have a highly scalable server architecture for deploying our customers' applications. The n-tier architecture, an architecture that enables multiple servers to run at the same time, allows us to support a range of configurations from a single ACE Enterprise Server, or from several ACE Enterprise Servers managed via a single ACE Enterprise Manager running on an HTTP server or another server. ACE Enterprise Manager can manage a single server running ACE Enterprise or multiple servers all running ACE Enterprise. Our multi-threaded technologies enhance the performance for each buyer session because each session state is preserved as the buyer makes subsequent selections. Furthermore, ACE Enterprise supports a large number of concurrent user sessions because the engine uses a small amount of memory for each incremental user session.

  Scalable thin-client architecture

     Our software, employing a thin-client architecture, supports an Internet computing model enabling users to access an ISS with only an industry-standard browser on a broad range of Internet-enabled devices. Our ACE Enterprise servers use our engine to process the user request from an HTML session, using the knowledge base and legacy data as needed. This approach can enforce rules, eliminate incorrect choices and make calculations or suggest choices by generating the next HTML screen dynamically. Our servers can also be accessed by custom applications using our thin-client application programming interfaces. Our ACE Enterprise can communicate with our ACE Quoter or one or more database servers from other vendors, and other enterprise resources, including legacy resources using our ACE Connector Products.

                                  COMPETITION

     Although we are a leading provider of Interactive Selling System software and services, the market for software products that enable electronic commerce is intensely competitive, and we expect competition in the Interactive Selling System software and services market to increase substantially. We encounter competition from a number of different sources, including in-house and customized Internet-development companies, companies focused on Interactive Selling Systems and other enterprise software companies. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include Calico Commerce, FirePond, Trilogy Software, Oracle Corporation, SAP, I2, and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of an Interactive Selling System. These competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

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

                                   OPERATIONS

SALES AND MARKETING

     Our sales and marketing objective is to achieve broad penetration within our vertical markets through targeted sales and increased brand name recognition. As of March 31, 2001, our sales and marketing team consisted of 143 persons, with sales and field support personnel in California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, Texas, Virginia, Washington, Wisconsin, Canada, India, the United Kingdom, Germany, Australia, France, Japan, Mexico, and Sweden. We had 54 sales and marketing personnel located in San Jose, California.

     We sell our ACE products and services primarily through a direct sales force supported by telesales, system engineering and integration support. We believe that the integration of these support networks assists in both the establishment and enhancement of customer relationships. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience.

     Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and events.

PROFESSIONAL SERVICES

  Consulting Services

     We maintain a highly qualified and experienced professional services organization to deliver quality Interactive Selling System solutions. Our professional services organization offers a broad range of services through its consulting, customer education and technical support groups. These services include product education, presales prototype development, training seminars, product implementation, application development, customizations, integration and a full range of education and technical support. This organization is also responsible for training our partners to provide professional services and technical support to our customers. The professional services organization consisted of 404 people as of March 31, 2001. Because significant portions of Interactive Selling System implementations can be performed away from the customer's site, we have the flexibility of being able to provide services from either our U.S. or India-based operations.

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

RESEARCH AND DEVELOPMENT

     To date we have invested substantial resources in research and development. At March 31, 2001, we had approximately 148 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing.

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

PROPRIETARY RIGHTS

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold two patents. We also currently have one pending U.S. patent application. In addition, we have one trademark registered in the U.S., one trademark registered in South Korea and have applied to register a total of eight trademarks in the United States, Canada, Europe, India and Korea. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee's ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

                                   EMPLOYEES

     At March 31, 2001, we had a total of 753 employees, of whom 364 were in India. Of the total 552 were in engineering, consulting and research and development, 143 were engaged in sales, marketing and business development and 58 were in administration and finance. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

ITEM 2.  PROPERTIES
FACILITIES

     United States. Our principal administrative, sales, marketing, consulting, and research and development facility occupies approximately 80,000 square feet of office space in San Jose, California. The lease extends through November 2009. We believe the office space in this facility will be adequate to meet our needs through the end of calendar 2001.

     India. We have offices in Pune and Chennai primarily for consulting and quality assurance. These facilities occupy approximately 22,500 and 16,600 square feet respectively.

ITEM 3.  LEGAL PROCEEDINGS

     On June 5, 2001, a number of securities class action complaints were filed against us, the underwriters of our initial public offering, and certain of our executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of our initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with our initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in our initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

     During the fiscal year of 2001, there were no matters submitted to the shareholders by written consent.

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

     Our quarterly revenues may fluctuate as a result of our ability to recognize revenue in a given quarter. We enter into arrangements for the sale of
(1) licenses of our software products and related maintenance contract; (2) bundled license, maintenance, and services; and (3) services on a time and material basis. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. Additionally, because we rely on a limited number of customers for our revenue, the loss or delay of one prospective customer may significantly affect our operating results.

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

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly in the quarters ended March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations." Because these expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES IN THE NEAR-TERM.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $49.9 million, $31.8 million and $7.5 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. We had an accumulated deficit of approximately $93.0 million as of March 31, 2001. We intend to reduce our research and development, sales and marketing, and general and administrative expenses, and consequently expect our losses to be reduced in the future. We will need to generate significant increases in our revenues to achieve and maintain profitability.

If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

A DECLINE IN GENERAL ECONOMIC CONDITIONS OR A DECREASE IN INFORMATION TECHNOLOGY SPENDING COULD HARM OUR RESULTS OF OPERATIONS.

     The change in economic conditions may lead to revised budgetary constraints regarding information technology spending for our customers. For example, a potential customer which had selected our Interactive Selling System from a number of competitors recently decided not to implement any configuration system. That company had decided to reduce its expenditures for information technology. A general slowdown in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

IF THE MARKET FOR INTERACTIVE SELLING SYSTEM SOFTWARE DOES NOT DEVELOP AS WE ANTICIPATE, OUR OPERATING RESULTS WILL BE SIGNIFICANTLY HARMED, WHICH COULD CAUSE A DECLINE IN THE PRICE OF OUR COMMON STOCK.

     The market for Interactive Selling System software, which has only recently begun to develop, is evolving rapidly and likely will have an increased number of competitors. Because this market is new, it is difficult to assess its competitive environment, growth rate and potential size. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.

     The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates and a sufficiently broad base of companies may not adopt Internet platform-based business applications, either of which could significantly harm our business and operating results. The failure of the market for Interactive Selling System software to develop, or a delay in the development of this market, would significantly harm our business and operating results.

OUR LIMITED OPERATING HISTORY AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY MAKES EVALUATING OUR BUSINESS PROSPECTS AND RESULTS OF OPERATIONS DIFFICULT.

     We were founded in June 1996 and have a limited operating history. We began marketing our ACE suite of products in early 1997 and released ACE 4.5, the newest version of our software, in October 2000. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Interactive Selling Systems.

FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND CONSULTING FIRMS, WHICH ASSIST US WITH THE SALE AND INSTALLATION OF OUR PRODUCTS, WOULD IMPEDE ACCEPTANCE OF OUR PRODUCTS AND THE GROWTH OF OUR REVENUES.

     We rely in part upon systems integrators and consulting firms to recommend our products to their customers and to install and deploy our products. To increase our revenues and implementation capabilities, we must develop and expand our relationships with these systems integrators and consulting firms. If systems integrators and consulting firms develop, market or recommend competitive Interactive Selling Systems, our revenues may decline. In addition, if these systems integrators and consulting firms are unwilling to install and deploy our products, we may not have the resources to provide adequate implementation services to our customers and our business and operating results could be significantly harmed.

WE FACE INTENSE COMPETITION, WHICH COULD REDUCE OUR SALES, PREVENT US FROM ACHIEVING OR MAINTAINING PROFITABILITY AND INHIBIT OUR FUTURE GROWTH.

     The market for software and services that enable electronic commerce is new, intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include Calico Commerce, FirePond, Trilogy Software, Oracle Corporation, SAP, I2, and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of an Interactive Selling System. These competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

     Competitors vary in size and in the scope and breadth of the products and services offered. Some of our competitors and potential competitors have a number of significant advantages over us, including:

     - a longer operating history;

     - preferred vendor status with our customers;

     - more extensive name recognition and marketing power; and

     - significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies, and customer requirements.

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

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, Linux, and Microsoft Windows 2000 Operating Systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Interactive Selling System technology is complex and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND THE LOSS OF ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY HARM OUR BUSINESS AND OPERATING RESULTS.

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 55%, 53% and 85% of our revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively, and our ten largest customers accounted for 67%, 76% and 96% of our revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

FISCAL YEAR ENDED MARCH 31, 2001
  Samsung, SDS..............................................   17%
  Dell......................................................   16%
  Cisco.....................................................   14%

FISCAL YEAR ENDED MARCH 31, 2000
  LVMH......................................................   12%
  Samsung, SDS..............................................   12%
  3Com Corporation..........................................   10%
  Fireman's Fund Insurance..................................   10%

FISCAL YEAR ENDED MARCH 31, 1999
  BMW of North America......................................   60%
  Olicom....................................................   10%

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

WE ARE THE TARGET OF SEVERAL SECURITIES CLASS ACTION COMPLAINTS AND ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION, WHICH COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

     On June 5, 2001, a number of securities class action complaints were filed against us, the underwriters of our initial public offering, and certain of our executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of our initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with our initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in our initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. We believe that the claims against us are without merit and intend to defend against the complaints vigorously.

Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business.

OUR FAILURE TO MEET CUSTOMER EXPECTATIONS ON DEPLOYMENT OF OUR PRODUCTS COULD RESULT IN NEGATIVE PUBLICITY AND REDUCED SALES, BOTH OF WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS AND OPERATING RESULTS.

     In the past, our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Our Interactive Selling System solution relies on defining a knowledge base that must contain all of the information about the products and services being configured. We have found that extracting the information necessary to construct a knowledge base can be more time consuming than we or our customers anticipate. If our customers do not devote the resources necessary to create the knowledge base, the deployment of our products can be delayed. Deploying our ACE products can also involve time-consuming integration with our customers' legacy systems, such as existing databases and enterprise resource planning software. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

IF WE ARE UNABLE TO MAINTAIN AND EXPAND OUR DIRECT SALES FORCE, SALES OF OUR PRODUCTS AND SERVICES MAY NOT MEET OUR EXPECTATIONS AND OUR BUSINESS AND OPERATING RESULTS WILL BE SIGNIFICANTLY HARMED.

     We depend on our direct sales force for all of our current sales and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services.

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

     Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 56%, 43% and 52% of total revenues for the years ended March 31, 2001, 2000 and 1999, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 9%, negative 113%, and 34% for the years ended March 31, 2001, 2000 and 1999, respectively, compared to gross margins for license revenues of 94%, 51% and 89% for the respective periods.

     We anticipate that customers will increasingly utilize third-party consultants to implement and deploy our products. Additionally, in the future we intend to charge for our professional services on a time and materials rather than a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these resources, we may lose sales or incur customer dissatisfaction and our business and operating results could be significantly harmed.

IF NEW VERSIONS AND RELEASES OF OUR PRODUCTS CONTAIN ERRORS OR DEFECTS, WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     Complex software products such as ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered defects in our products and provided product updates to our customers to address such defects. Our ACE products and other future products may contain defects or errors, which could result in lost revenues, a delay in market acceptance or negative publicity, which would significantly harm our business and operating results.

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

     We conduct quality assurance and professional services operations in India. As of March 31, 2001, there were 364 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

     Options to purchase our common stock are an important component of our employee compensation. Because of the decline in our stock price, some of our employees hold options with an exercise price substantially above the current market price. This could adversely affect our ability to attract and retain employees. On April 27, 2001, we commenced an option exchange program in which our employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred and twenty percent (120%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options will be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers or the members of our Board of Directors.

     In addition, on May 30, 2001, we granted additional options to purchase an aggregate of approximately 4 million shares of our common stock to all our employees that did not participate in the option exchange offer. We will amortize approximately $350,000 in deferred compensation expense associated with these grants over the next four years. Although these programs have been designed to improve employee retention by creating additional incentives for our employees, they may not have the desired impact. This could adversely affect our ability to retain employees.

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

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold two patents. We, also, currently have one pending U.S. patent application. In addition, we have one trademarks registered in the U.S. and one trademark registered in South Korea and have applied to register a total of eight trademarks in the United States, Canada, Europe, India and Korea. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patent or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license agreements, which impose certain restrictions on the licensee's ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could significantly harm our business and operating results.

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

IF WE ARE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION, WE MAY INCUR SUBSTANTIAL COSTS, WHICH WOULD HARM OUR OPERATING RESULTS.

     Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. In the past, we received correspondence from two patent holders recommending that we licensed their respective patents. After review of these patents, we informed these patent holders that in our opinion, it would not be necessary to license these patents. However, we may be required to license either or both patents or incur legal fees to defend our position that such licenses are not necessary. We cannot assure you that if required to do so, we would be able to obtain a license to use either patent on commercially reasonable terms, or at all.

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

IF WE ARE UNABLE TO EXPAND OUR OPERATIONS INTERNATIONALLY OR ARE UNABLE TO MANAGE THE GREATER COLLECTIONS, MANAGEMENT, HIRING, LEGAL, REGULATORY, AND CURRENCY RISKS FROM THESE INTERNATIONAL OPERATIONS, OUR BUSINESS AND OPERATING RESULTS WILL BE HARMED.

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

     We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to March 31, 2001, we expanded from 68 to 753 employees, including 31 employees from the acquisition of Wakely Software.

     We will be required to manage an increasing number of relationships with customers, suppliers and employees, and an increasing number of complex contracts. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage growth effectively, our business would be harmed.

OUR RESULTS OF OPERATIONS WILL BE HARMED BY CHARGES ASSOCIATED WITH OUR PAYMENT OF STOCK-BASED COMPENSATION, CHARGES ASSOCIATED WITH OTHER SECURITIES ISSUANCE BY US, AND CHARGES RELATED TO ACQUISITIONS.

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $8.0 million in net deferred compensation charges. During the years ended March 31, 2001 and 2000, we amortized approximately $4.3 million and approximately $1.3 million of such charges, respectively. We expect to amortize approximately $2.6 million of stock-based compensation for the fiscal year ending March 31, 2002 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value. In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was approximately $16.4 million. In the quarter ended March 31, 2000, we recorded a charge of approximately $9.7 million related to the loss on the license and software maintenance contract, of which approximately $4.1 million was charged to cost of license revenues and approximately $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. During the year ended March 31, 2001, revenues were reduced by amortization of approximately $5.5 million in connection with this license and services agreement. As of March 31, 2001, we have fully amortized the amount associated with the fair value of this warrant. We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. We also expensed approximately $1.9 million of in-process research and development at the time of acquisition. See Note 10 of the Notes to consolidated financial statements for the year ended March 31, 2000 and Note 9 of Notes to condensed financial statements for the year ended March 31, 2001.

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

     Growth in sales of our products and services depends upon the continued and increased use of the Internet as a medium for commerce and communication. Growth in the use of the Internet is a recent phenomenon and may not continue. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. There have also been well-publicized security breaches involving "denial of service" attacks on major web sites. Concerns over these and other security breaches may slow the adoption of electronic commerce by businesses, while privacy concerns over inadequate security of information distributed over the Internet may also slow the adoption of electronic commerce by individual consumers. Other risks associated with commercial use of the Internet could slow its growth, including:

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

     The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                               HIGH      LOW
                                                              ------    ------
2001
  First Quarter.............................................  $86.50    $31.25
  Second Quarter............................................  $76.25    $38.00
  Third Quarter.............................................  $40.31    $17.19
  Fourth Quarter............................................  $22.13    $ 4.40
2002
  First Quarter (through June 27, 2001).....................  $ 4.98    $ 3.53

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

     As of May 31, 2001, there were approximately 410 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

(b) Use of Proceeds

     On March 15, 2000 Selectica completed the initial public offering of its common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-92545). The Securities and Exchange Commission declared the Registration Statement effective on March 9, 2000.

     The offering commenced on March 10, 2000 and terminated on March 15, 2000 after we had sold all of the 4,600,000 shares of common stock registered under the Registration Statement (including 450,000 shares sold by Selectica and 150,000 sold by one of our stockholders in connection with the exercise of the underwriters' over-allotment option). The managing underwriters in the offering were Credit Suisse First Boston, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and E*Offering. The initial public offering price was $30.00 per share for an aggregate initial public offering of approximately $138.0 million. We paid a total of approximately $11.3 million in underwriting discounts, commissions, and other expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Selectica or their associates, persons owning 10 percent or more of any class of equity securities of Selectica or an affiliate of Selectica.

     After deducting the underwriting discounts and commissions and the offering expenses the net proceeds to Selectica from the offering were approximately $122.2 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     PERIOD FROM
                                                                                     JUNE 6, 1996
                                                      YEARS ENDED                    (INCEPTION)
                                                       MARCH 31,                       THROUGH
                                       ------------------------------------------     MARCH 31,
                                         2001        2000       1999       1998          1997
                                       --------    --------    -------    -------    ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues:
  License............................  $ 23,933    $  9,181    $ 1,656    $   170       $   50
  Services...........................    30,012       6,907      1,788         --            5
                                       --------    --------    -------    -------       ------
     Total revenues..................    53,945      16,088      3,444        170           55
Cost of revenues:
  License............................     1,457       4,520        184          9            3
  Services...........................    27,323      14,686      1,184         51           --
                                       --------    --------    -------    -------       ------
     Total cost of revenues..........    28,780      19,206      1,368         60            3
                                       --------    --------    -------    -------       ------
Gross profit (loss)..................    25,165      (3,118)     2,076        110           52
Operating expenses:
  Research and development...........    21,849       7,347      3,893      1,950          169
  Sales and marketing................    50,686      17,026      4,430      1,055           62
  General and administrative.........    14,876       4,554      1,389        293           77
                                       --------    --------    -------    -------       ------
     Total operating expenses........    87,411      28,927      9,712      3,298          308
                                       --------    --------    -------    -------       ------
Loss from operations.................   (62,246)    (32,045)    (7,636)    (3,188)        (256)
Interest and other income, net.......    12,654       1,241         99         87            5
                                       --------    --------    -------    -------       ------
Net loss before taxes................   (49,592)    (30,804)    (7,537)    (3,101)        (251)
Provision for income taxes...........       275          50         --         --           --
                                       --------    --------    -------    -------       ------
Net loss.............................   (49,867)    (30,854)    (7,537)    (3,101)        (251)
Deemed dividend on Series E
  convertible preferred stock........        --         925         --         --           --
                                       --------    --------    -------    -------       ------
Net loss applicable to common
  stockholders.......................  $(49,867)   $(31,779)   $(7,537)   $(3,101)      $ (251)
                                       ========    ========    =======    =======       ======
Basic and diluted net loss per share
  applicable to common
  stockholders.......................  $  (1.44)   $  (4.54)   $ (1.58)   $ (0.91)      $(0.15)
Shares used in computing basic and
  diluted net loss per share
  applicable to common
  stockholders.......................    34,580       6,999      4,782      3,425        1,634

                                                                 MARCH 31,
                                              ------------------------------------------------
                                                2001        2000       1999      1998     1997
                                              --------    --------    ------    ------    ----
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...............................  $137,154    $215,818    $   --    $  504    $788
Working capital (deficit)...................   123,816     202,611      (639)      422     770
Total assets................................   219,819     242,452     3,193     1,357     983
Total stockholders' equity..................   182,538     214,078       736       856     957

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following table sets forth the percentage of total revenues for certain items in the Company's Consolidated Statements of Operations data for the years ended March 31, 2001, 2000, and 1999.

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License...................................................    44%      57%      48%
  Services..................................................    56       43       52
                                                              ----     ----     ----
     Total revenues.........................................   100      100      100
Cost of revenues:
  License...................................................     3       28        5
  Services..................................................    51       91       35
                                                              ----     ----     ----
     Total cost of revenues.................................    54      119       40
                                                              ----     ----     ----
     Gross profit (loss)....................................    46      (19)      60
Operating expenses:
  Research and development..................................    41       46      113
  Sales and marketing.......................................    94      106      129
  General and administrative................................    28       28       40
                                                              ----     ----     ----
     Total operating expenses...............................   163      180      282
                                                              ----     ----     ----
Loss from operations........................................  (117)    (199)    (222)
Interest and other income (expense), net....................    23        8        3
                                                              ----     ----     ----
Net loss before taxes.......................................   (94)    (191)    (219)
Provision for income taxes..................................     1        1       --
                                                              ----     ----     ----
Net loss....................................................   (93)    (192)    (219)
Deemed dividend related to Series E convertible preferred
  stock.....................................................    --        6       --
                                                              ----     ----     ----
Net loss applicable to common stockholders..................   (93)%   (198)%   (219)%
                                                              ====     ====     ====

RESULTS OF OPERATIONS

OVERVIEW

     Selectica is a leading provider of Interactive Selling System software and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Our ACE suite of software products is a comprehensive Interactive Selling System solution that gives sellers the ability to manage the sales process in order to facilitate the conversion of prospective buyers into customers. Our Interactive selling system solution allows companies to use the Internet platform to deploy a selling application to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs.

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

     In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. To date 14 maintenance contracts has been renewed and 29 new contracts were signed. We believe that given the nature of our products as selling solutions for the Internet, our customers view maintenance of those products as important to their business and will continue to need upgrades and support of licensed products. As a result, we believe renewals will occur in the future as more contracts come up for renewal.

     To date we have not entered into arrangements solely for license of our products and, therefore, we have not demonstrated vendor specific objective evidence for the fair value of the license element.

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element.

     For the year ended March 31, 2001, we recognized 45% of license and services revenues under the percentage-of-completion method, 33% under the residual method, and 22% under the completed contract method. For the year ended March 31, 2000, we recognized 28% of license and services revenues under the percentage-of-completion method, 45% under the residual method, and 23% the completed contract method. For the year ended March 31, 1999, we recognized 63% of license and services revenues under the percentage of completion method, 36% under the completed contract method.

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly in the quarters ended March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

  Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. For the year ended March 31, 2001, revenue from Samsung SDS, Dell, and Cisco accounted for 17%, 16%, and 14% of our total revenues, respectively. For the year ended March 31, 2000, revenue from Samsung SDS, LVMH Group, 3Com Corporation, and Fireman's Fund accounted for 12%, 12%, 10%, and 10% of our total revenue, respectively. For the year ended March 31, 1999, revenue from BMW of North American and Olicom accounted for 60% and 10% of our total revenue, respectively. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of March 31, 2001, we had an accumulated deficit of approximately $93.0 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. However, due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment and in an effort to achieve profitability, we underwent restructuring activities in March and April 2001. During the restructuring activities in March 2001, we reduced our headcount, primarily in India, by 158 individuals or approximately 20% of our workforce. As a result, we reduced our annual operating expenses by approximately $3.7 million, principally from reduced salaries and associated expenses. During the restructuring activities in April 2001, we further reduced our headcount, primarily in the US engineering department, by 50 individuals or approximately 7% of our workforce. As a result, we reduced our annual expenses by approximately $6.7 million principally from reduced salaries and associated expenses. Despite these reductions in expenses, we expect to incur substantial operating losses for the foreseeable future, as such reduced expenses are not sufficient to cover the increasing cost of the operations.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our recent revenue growth, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase as was evidenced by the results of the fourth quarter of fiscal 2001. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

  Business Combinations

  Wakely Software, Inc. Acquisition

     In August 2000, we acquired Wakely Software, Inc., a provider of rating software and actuarial services for the insurance industry for approximately $13.7 million. As a result, Wakely Software, Inc. is a wholly owned subsidiary of Selectica. We issued approximately 175,000 of our common stock valued at the closing market price of $53.125 on August 8, 2000, and paid cash in the amount of approximately $4.4 million in exchange for all of the outstanding shares of Wakely Software, Inc. The transaction expenses were approximately $400,000. The acquisition was accounted under the purchase method of accounting.

  LoanMarket Resources, LLC Acquisition

     In November 2000, we acquired certain assets and liabilities of LoanMarket Resources, LLC ("LoanMarket"), a provider of real-time, mortgage, home equity, and unsecured lending software solutions. We issued approximately 35,000 shares of our common stock valued at the closing market price of $27.0156 on November 9, 2000, paid cash in the amount of approximately $220,000, and assumed liabilities of approximately $155,000. The transaction expenses were approximately $183,000. The Company allocated approximately $1.2 million to goodwill and will amortize this amount over a period of three years, the expected future life of the assets.

REVENUES

     Our revenues increased to approximately $53.9 million in 2001 from approximately $16.1 million in 2000 and from approximately $3.4 million in 1999, representing increases of 235% and 367%, respectively. We believe that the future percentage increase in revenues will be significantly less than what has been achieved in prior years.

     License. License revenues increased approximately $14.7 million or 161% to approximately $23.9 million in 2001. License revenues increased approximately $7.5 million or 454% from approximately $1.7 million in 1999 to approximately $9.2 million in 2000. The net increase in license revenues from fiscal 2000 to fiscal 2001 and fiscal 2000 from fiscal 1999 was primarily due to the addition of new customers as a result of expanded marketing activities, growth in our sales force, and greater demand for and the acceptance of our ACE suite of products. In fiscal year 2001, the increase was also offset by approximately $2.1 million of amortization of the fair value of a warrant issued to a significant customer in connection with a license and service agreement. We have fully amortized the amount associated with the fair value of this warrant as of March 31, 2001. We intend to generate additional license revenues from our existing customers and anticipate that this number will increase in absolute dollars in future periods, although it will fluctuate as a percentage of total revenues as our customers and size of transactions change.

     Services. Services revenues increased approximately 23.1 million or 35% to approximately $30 million in 2001. Services revenues increased approximately $5.1 million or 286% from approximately $1.8 in 1999 to approximately $6.9 million in 2000. Our services revenues are comprised of fees from consulting, maintenance and training services. Services revenues from Wakely Software were immaterial from the date of acquisition to March 31, 2001. The increases from fiscal 2000 to 2001 and fiscal 2000 from fiscal 1999 were due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with our increased installed base. In fiscal 2001, the services revenues were also reduced by amortization of approximately $3.8 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement as noted above. We expect to amortize the remaining $375,000 associated with the fair value of this warrant through the end of fiscal 2002. We expect services revenues to continue to increase in terms of absolute dollars in future periods as the number of consulting projects and maintenance contracts increases with the addition of new customers.

COST OF REVENUES

     Cost of License Revenues. Cost of license revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. Cost of license revenues was approximately $1.5 million in 2001, $4.5 million in 2000, and $184,000 in 1999, representing 6%, 49%, and
11%, of license revenues, respectively. The fluctuation in fiscal 2000 was primarily due to a non-recurring $4.1 million warrant charge associated with a license agreement entered into in November 1999. As we enter into more independent software vendor agreements, we expect cost of license revenues to increase in absolute dollars and to fluctuate as a percentage of license revenues.

     Cost of Services Revenues, including Related Party. Cost of services revenue is comprised mainly of salaries and related expenses of our services organization. Cost of services revenues increased approximately $12.6 million from $14.7 million in 2000 to $27.3 million in 2001. Cost of services revenue increased approximately $13.5 million from approximately $1.2 million in 1999 to approximately $14.7 million in 2000. Cost of services revenues represented 91%, 213% and 66% of services revenues for the years ended March 31, 2001, 2000 and 1999, respectively. Cost of services revenue from Wakely Software was approximately $1.8 million from the date of acquisition to March 31, 2001. The increases in cost of services revenues in 2001, 2000, and 1999 were primarily due to increases in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. In addition, in fiscal 2001, we amortized approximately $746,000 of goodwill related to the Wakely Software acquisition, approximately $783,000 for deferred compensation and recorded an expense of approximately $291,000 related to the repurchase of stock from certain executives. In fiscal 2000, we incurred an approximate $5.6 million non-recurring warrant charge associated with a license agreement entered into in November 1999 and approximately $359,000 for deferred compensation expense. We anticipate that cost of services revenues will increase in absolute dollars in future periods as our number of customers increases. We expect cost of services revenues to fluctuate as a percentage of service revenue.

GROSS PROFIT

     We experienced overall gross margins of 47%, negative 19% and 60% for the fiscal year ended March 31, 2001, 2000, and 1999, respectively. The increase in services revenues has resulted in reduced overall gross margins, since services revenues typically have lower gross margins than license revenues.

     Gross Margin -- Licenses. Gross margin for license revenues were approximately 94%, 51% and 89% for the fiscal years of 2001, 2000, and 1999. During the fiscal year of 2001, gross margin was reduced by approximately $2.2 million representing amortization of the fair value of the warrant issued to a significant customer in connection with a license and service agreement. We have fully amortized the amount associated with the fair value of this warrant in the current year. In fiscal 2000, gross margins were affected by an approximate non-recurring $4.1 million warrant charge associated with the same license agreement entered into in November 1999.

     Gross Margin -- Services. Gross margin for services revenue were approximately 9%, negative 113%, and 34% for the fiscal years of 2001, 2000, and 1999. As of March 31, 2001, the gross margin included amortization of approximately $3.9 million, the fair value of the warrant issued to a significant customer in connection with a license and service agreement. The negative gross margin in the fiscal year of 2000 was due to an approximate $5.6 million warrant charge associated with a license agreement entered into in November 1999 and the timing of services revenues recognition. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins on our service contracts. The impact on our gross profit will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, whether the services are being performed on a fixed fee basis and the overall utilization rates of our professional services organization. We believe that costs of services revenues will decrease in absolute dollars in future periods as we decrease spending due to the slow down of the economy. We anticipate that the cost of services revenues will continue to fluctuate as a percentage of service revenue.

OPERATING EXPENSES

     Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering, quality assurance, and technical publications efforts. Research and development costs increased to approximately $21.7 million in 2001 from approximately $7.3 million in 2000 and from approximately $3.9 million in 1999, representing increases of 196% and 89% in 2001 and 2000. Research and development expense from Wakely Software was approximately $230,000 from the date of acquisition to March 31, 2001. In the fiscal years of 2001, 2000, and 1999, the increases were primarily due to an increase in the number of research and development personnel to support the development of ACE 4.0, ACE 4.5, quality assurance, and technical publications operations. In fiscal 2001, we amortized approximately $500,000 for deferred compensation, approximately $157,000 related to the repurchase of stock from certain executives, and approximately $2.1 million for the development agreement entered into with Intel. Research and development expenses also included approximately $1.9 million for the one-time charge for in process research and development in relation to the Wakely Software acquisition. In fiscal 2000, we amortized approximately $116,000 for deferred compensation and approximately $600,000 from the amortization of the development agreement entered into with Intel. We believe our investment in research and development will decrease in future periods as we decrease spending due to a decline in technology infrastructure spending.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and an allocation of facilities, overhead and depreciation costs. Sales and marketing expenses increased to approximately $33.9 million or 199% from approximately $17 million in 2000 to approximately $50.9 million in 2001. Sales and marketing expenses increased approximately $12.6 million or 286% from approximately $4.4 million in 1999 to approximately $17 million in 2000. Sales and marketing expenses from Wakely Software were approximately $860,000 from the date of acquisition to March 31, 2001. The increases in fiscal years 2001, 2000, and 1999 were primarily due to the hiring of additional sales and marketing personnel and expenses incurred in connection with trade shows and additional marketing programs. In fiscal 2001, we amortized approximately $2.5 million for deferred compensation and recorded an expense of approximately $291,000 related to the repurchase of stock from certain executives. In fiscal 2000, we amortized approximately $737,000 for deferred compensation. We expect that sales and marketing expenses will decrease in absolute dollars over the next year as we decrease spending on advertising and marketing programs due to a decline in technology infrastructure spending.

     General and Administrative. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, and human resources. General and administrative expenses increased approximately $10.0 million or 217% from approximately $4.6 million in 2000 to approximately $14.6 million in 2001. General and administrative expenses increased approximately $3.2 million or 229% from approximately $1.4 million in 1999 to approximately $4.6 million in 2000. General and administrative expenses from Wakely Software were approximately $505,000 from the date of acquisition to March 31, 2001. The increases in fiscal years 2001, 2000, and 1999 were primarily due to a higher number of personnel and additional legal and accounting costs incurred in connection with business activities. In fiscal 2001, we amortized approximately $579,000 for deferred compensation and recorded an expense of approximately $448,000 related to the repurchase of stock from certain executives as of March 31, 2001. In addition, we incurred approximately $1.0 million from the amortization of goodwill in connection with the Wakely Software acquisition and anticipate incurring approximately $383,000 in quarterly amortization for the next twenty seven quarters. In fiscal 2000, we incurred approximately $247,000 in amortization of deferred compensation. We expect that general and administrative expenses will decrease in absolute dollars over the next fiscal year as we decrease spending due to a decline in technology infrastructure spending.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable, offset by interest expense related to convertible debt issued in the first quarter of fiscal 2000 and converted in the same quarter. Interest and other income, net increased to approximately $12.7 million in 2001 from approximately $1.2 million in 2000. Interest and other income, net increased from approximately $99,000 in 1999 to approximately $1.2 million in 2000. The significant increase in net interest income for the fiscal year of 2001 resulted primarily from interest income on our initial public offering and private placement net proceeds of approximately $193.1 million, which was completed on March 10, 2000 offset by the use of cash in operations of approximately $54.0 million in 2001.

PROVISION FOR INCOME TAXES

     We have recorded a tax provision of $275,000 and $50,000 for the years ended March 31, 2001 and 2000. The provision for income taxes consists primarily of state income taxes and foreign taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will implement SFAS No. 133 for the year ending March 31, 2002.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

     On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different form the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the statement of operations. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following it issuance.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, cash, cash equivalents and short-term investments totaled approximately $137.2 million, compared to approximately $215.8 million cash at March 31, 2000. In the fiscal year of 2001, approximately $31.0 million was invested in long-term securities, approximately $1.5 million was set aside as escrow fund in connection with the acquisition of Wakely Software, and an additional approximate $482,000 was held in a financial institution as security deposits for the long-term operating leases signed in the year. We currently have no significant capital commitments other than obligations under operating leases.

     We have funded our operations with proceeds from the sale of preferred stock, private placements, and a public offering. Cash used by operating activities for the years ended March 31, 2001, 2000 and 1999 were approximately $54.7 million, $1.5 million and $6.6 million, respectively. Cash used in operations for fiscal 2001 was primarily a result of our net loss, increase in accounts receivable and decreases in accounts payable, and deferred revenues offset by noncash items.

     Cash used for investing activities for the years ended March 31, 2001, 2000 and 1999 was approximately $95.1 million, $6.2 million and $731,000, respectively. Investing activities consisted primarily of net purchases of short-term and long-term investments, capital expenditures, and the acquisitions of Wakely Software and LoanMarket Resources.

     Cash provided by financing activities for the years ended March 31, 2001, 2000 and 1999 was approximately $7.3 million, $223.5 million and $7.1 million, respectively. Financing activities consisted primarily of proceeds from the issuance of stock, proceeds from a revenue contract, and to a lesser extent, proceeds from borrowings, offset by fees related to our private placement in March 2000 and the repurchase of common stock from certain executives.

     Due to the decline in technology infrastructure spending, we intend to reduce our operating expenses in absolute dollars to achieve our goal of profitability in the future. As a result, we anticipate the reduction of budgets on operating expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures in next year will reserve cash resources for the future growth and development of the business.

     On April 27, 2001, we commenced an option exchange program in which our employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred and twenty percent (120%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options will be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers and the members of our Board of Directors.

     In addition, on May 30, 2001, we granted additional options to purchase an aggregate of approximately 4 million shares of our common stock to all our employees that did not participate in the option exchange offer. We will amortize approximately $350,000 in deferred compensation expense associated with these grants over the next four years.

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

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $291,000 (0.19%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions as of March 31, 2001.

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

                                                                 QUARTERS ENDED
                                                  ---------------------------------------------
                                                  JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,
                                                    2000        2000         2000        2001
                                                  --------    ---------    --------    --------
                                                                 (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License.......................................  $  3,674    $  6,281     $  8,659    $  5,319
  Services......................................     3,907       6,966       10,950       8,189
                                                  --------    --------     --------    --------
     Total revenues.............................     7,581      13,247       19,609      13,508
Cost of revenues:
  License.......................................       231         277          414         535
  Services......................................     5,227       5,792        7,836       8,468
  Services -- related party.....................        --          --           --          --
                                                  --------    --------     --------    --------
     Total cost of revenues.....................     5,458       6,069        8,250       9,003
                                                  --------    --------     --------    --------
     Gross profit (loss)........................     2,123       7,178       11,359       4,505
Operating expenses:
  Research and development......................     4,382       6,954        5,131       5,382
  Sales and marketing...........................    12,723      12,844       13,004      12,115
  General and administrative....................     1,953       3,554        4,432       4,937
                                                  --------    --------     --------    --------
     Total operating expenses...................    19,058      23,352       22,567      22,434
                                                  --------    --------     --------    --------
Loss from operations............................   (16,935)    (16,174)     (11,208)    (17,929)
Interest and other income (expense), net........     3,342       3,353        3,364       2,595
                                                  --------    --------     --------    --------
Net loss before taxes...........................   (13,593)    (12,821)      (7,844)    (15,334)
Provision for income taxes......................        --         125           75          75
                                                  --------    --------     --------    --------
Net loss........................................  $(13,593)   $(12,946)    $ (7,919)   $(15,409)
                                                  ========    ========     ========    ========
Basic and diluted, net loss per share...........  $   (.41)   $   (.38)    $   (.23)   $   (.44)
                                                  ========    ========     ========    ========
Weighted-average shares of common stock used in
  computing basic and diluted, net loss per
  share.........................................    33,340      34,135       35,101      35,232
                                                  ========    ========     ========    ========

                                                                    QUARTERS ENDED
                                                     ---------------------------------------------
                                                     JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,
                                                       1999        1999         1999        2000
                                                     --------    ---------    --------    --------
                                                                    (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License..........................................  $   708      $ 2,125     $ 2,348     $  4,000
  Services.........................................      493        1,309       2,157        2,948
                                                     -------      -------     -------     --------
     Total revenues................................    1,201        3,434       4,505        6,948
Cost of revenues:
  License..........................................       52           90         117        4,261
  Services.........................................    1,069        2,082       1,954        9,446
  Services -- related party........................      135           --          --           --
                                                     -------      -------     -------     --------
     Total cost of revenues........................    1,256        2,172       2,071       13,707
                                                     -------      -------     -------     --------
     Gross profit (loss)...........................      (55)       1,262       2,434       (6,759)
Operating expenses:
  Research and development.........................    1,479          761       1,892        3,215
  Sales and marketing..............................    1,885        2,978       4,408        7,755
  General and administrative.......................      498        1,229       1,197        1,630
                                                     -------      -------     -------     --------
     Total operating expenses......................    3,862        4,968       7,497       12,600
                                                     -------      -------     -------     --------
Loss from operations...............................   (3,917)      (3,706)     (5,063)     (19,359)
Interest and other income (expense), net...........      (47)         145         221          922
                                                     -------      -------     -------     --------
Net loss before taxes..............................   (3,964)      (3,561)     (4,842)     (18,437)
Provision for income taxes.........................       26           24          --           --
                                                     -------      -------     -------     --------
Net loss...........................................   (3,990)      (3,585)     (4,842)     (18,437)
Deemed dividend related to Series E convertible
  preferred stock..................................       --           --         925           --
                                                     -------      -------     -------     --------
Net loss applicable to common stockholders.........  $(3,990)     $(3,585)    $(5,767)    $(18,437)
                                                     =======      =======     =======     ========
Basic and diluted, net loss per share..............  $  (.21)     $  (.15)    $  (.23)    $  (1.50)
                                                     =======      =======     =======     ========
Weighted-average shares of common stock used in
  computing basic and diluted, net loss per
  share............................................   19,380       23,179      25,104       12,252
                                                     =======      =======     =======     ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information with respect to directors may be found in the section caption "Election of Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     Information with respect to executive officers may be found in the section caption "Executive Officers" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to directors may be found in the section caption "Executive Compensation" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with this item may be found in the section caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section caption "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

     The following are included in item 8 and are filed as part of this Annual Report on Form 10-K

     - Consolidated Balance Sheets as of March 31, 2001 and 2000

     - Consolidated Statement of Operations for the years ended March 31, 2001, 2000, and 1999

     - Consolidated Statement of Stockholders' Equity for the years ended March 31, 2001, 2000, and 1999

     - Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000, and 1999

     - Notes to Consolidated Financial Statements

     - Report of Ernst & Young LLP, Independent Auditors

(2) FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(3) EXHIBITS

EXHIBIT
NO.                                DESCRIPTION
-------                            -----------
     3.2*  The Second Amended and Restated Certificate of
           Incorporation.

     3.3*  The amended and Restated Bylaws.

     4.1*  Reference is made to Exhibits 3.1, 3.2 and 3.3.

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

    10.7*  Major Account License Agreement between the Registrant and
           Fujitsu Network Communica-tions, Inc., dated November 4,
           1998.

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

    10.12* A Consulting Engagement Proposal from the Registrant to
           3Com, dated July 29, 1999.

    10.13* A Consulting Engagement Proposal from the Registrant to
           3Com, dated August 10, 1999.

    10.14* Employment Agreement between the Registrant and Rajen Jaswa, dated as of July 1, 1997.

    10.15* Employment Agreement between the Registrant and Dr. Sanjay
           Mittal, dated as of July 1, 1997.

    10.16* Offer letter from the Registrant to Stephen Bennion dated as of September 16, 1999.

EXHIBIT
NO.                                DESCRIPTION
-------                            -----------

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

    10.22* Stock Purchase Agreement between the Registrant and Dell
           USA, L.P., dated February 14, 2000.

    10.23** Offer to exchange outstanding options, dated April 27, 2001.

    21.1   Subsidiaries.

    23.1   Consent of Ernst & Young LLP, independent auditors.

---------------
 * Previously filed in the Company's Registration Statement (No. 333-92545) declared effective on March 9, 2000.

** Previously filed in Schedule TO filed by the Company on April 27, 2001.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed with the Securities and Exchange Commission during the quarter ending March 31, 2001.

                              FINANCIAL STATEMENTS

     As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2001 and
  2000......................................................   F-2
Consolidated Statements of Operations -- Years ended March
  31, 2001, 2000, and 1999..................................   F-3
Consolidated Statements of Stockholders' Equity -- Years
  ended March 31, 2001, 2000, and 1999......................   F-4
Consolidated Statements of Cash Flows -- Years ended March
  31, 2001, 2000, and 1999..................................   F-5
Notes to Consolidated Financial Statements..................   F-7
Report of Ernst & Young LLP, Independent Auditors...........  F-27

                                SELECTICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS,
                                                               EXCEPT PAR VALUE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 73,306    $215,818
  Short-term investments....................................    63,848          --
  Accounts receivable, net of allowance for doubtful
     accounts of $1,051 and $415, respectively..............    18,965       5,749
  Prepaid expenses and other current assets.................     4,009       9,418
                                                              --------    --------
  Total current assets......................................   160,128     230,985
Property and equipment, net.................................    11,469       6,127
Goodwill, net of amortization of $1,815 and $116,
  respectively..............................................    12,637          30
Other assets................................................     1,311       2,054
Long term investments.......................................    31,144          --
Investments, restricted.....................................     2,079         100
Development agreement, net of amortization of $3,117 and
  $1,011, respectively......................................     1,051       3,156
                                                              --------    --------
Total assets................................................  $219,819    $242,452
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,210    $  4,258
  Accrued payroll and related liabilities...................     5,003       1,879
  Other accrued liabilities.................................     5,717       3,755
  Deferred revenues.........................................    22,382      18,482
                                                              --------    --------
Total current liabilities...................................    36,312      28,374
Other long term liabilities.................................       969          --
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
  Authorized shares -- 25,000 at March 31, 2001 and 2000;
     none issued and outstanding............................        --          --
Common stock, $0.0001 par value:
  Authorized shares -- 75,000 at March 31, 2001 and 2000
  Issued and outstanding -- 37,032 at March 31, 2001 and
     35,740 at March 31, 2000...............................         4           3
Additional paid-in capital..................................   285,179     281,773
Deferred compensation.......................................    (7,970)    (11,860)
Stockholder notes receivable................................    (1,915)    (12,716)
Accumulated deficit.........................................   (92,989)    (43,122)
Accumulated other comprehensive income......................       229          --
                                                              --------    --------
Total stockholders' equity..................................   182,538     214,078
                                                              --------    --------
Total liabilities and stockholders' equity..................  $219,819    $242,452
                                                              ========    ========

                            See accompanying notes.

                                SELECTICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED MARCH 31,
                                                              ----------------------------------------
                                                                 2001           2000           1999
                                                              -----------    -----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  License...................................................   $ 23,933       $  9,181       $ 1,656
  Services..................................................     30,012          6,907         1,788
                                                               --------       --------       -------
     Total revenues.........................................     53,945         16,088         3,444
Cost of revenues:
  License...................................................      1,457          4,520           184
  Services..................................................     27,323         14,686         1,184
                                                               --------       --------       -------
     Total cost of revenues.................................     28,780         19,206         1,368
                                                               --------       --------       -------
Gross profit (loss).........................................     25,165         (3,118)        2,076
  Research and development..................................     21,849          7,347         3,893
  Sales and marketing.......................................     50,686         17,026         4,430
  General and administrative................................     14,876          4,554         1,389
                                                               --------       --------       -------
Total operating expenses....................................     87,411         28,927         9,712
                                                               --------       --------       -------
Loss from operations........................................    (62,246)       (32,045)       (7,636)
Interest income.............................................     12,654          1,303           127
Interest expense and other income (expense), net............         --            (62)          (28)
                                                               --------       --------       -------
Loss before provision for income taxes......................    (49,592)       (30,804)       (7,537)
Provision for income taxes..................................        275             50            --
                                                               --------       --------       -------
Net loss....................................................    (49,867)       (30,854)       (7,537)
Deemed dividend on Series E convertible preferred stock.....         --            925            --
                                                               --------       --------       -------
Net loss applicable to common stockholders..................   $(49,867)      $(31,779)      $(7,537)
                                                               ========       ========       =======
Basic and diluted, net loss per share applicable to common
  stockholders..............................................   $  (1.44)      $  (4.54)      $ (1.58)
Weighted-average shares of common stock used in computing
  basic and diluted, net loss per share applicable to common
  stockholders..............................................     34,580          6,999         4,782

                            See accompanying notes.

                                SELECTICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       CONVERTIBLE
                                     PREFERRED STOCK     COMMON STOCK     ADDITIONAL                  STOCKHOLDER
                                     ----------------   ---------------    PAID-IN       DEFERRED        NOTES      ACCUMULATED
                                     SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   RECEIVABLE      DEFICIT
                                     -------   ------   ------   ------   ----------   ------------   -----------   -----------
                                                                           (IN THOUSANDS)
BALANCE AT MARCH 31, 1998..........    8,703    $  1     5,521     $--     $  4,211      $     (4)           --      $ (3,352)
Issuance of Series D convertible
 preferred stock (net of issuance
 costs of $58).....................    4,864      --        --     --         7,092            --            --            --
Exercise of stock options by
 employees and consultants, net of
 repurchases.......................       --      --       671     --            38            --            --            --
Issuance of common stock to
 consultants in exchange for
 services..........................       --      --        46     --            42            --            --            --
Warrants issued in conjunction with
 credit agreement..................       --      --        --     --            26            --            --            --
Deferred compensation related to
 options granted at less than fair
 value.............................       --      --        --     --           299          (299)           --            --
Compensation expense related to
 acceleration of stock options.....       --      --        --     --           170            --            --            --
Amortization of deferred
 compensation......................       --      --        --     --            --            48            --            --
Net and comprehensive loss.........       --      --        --     --            --            --            --        (7,537)
                                     -------    ----    ------     --      --------      --------       -------      --------
BALANCE AT MARCH 31, 1999..........   13,567       1     6,238     --        11,878          (255)           --       (10,889)
Issuance of Series E convertible
 preferred stock (net of issuance
 costs of $931)....................    4,403       1        --     --        24,345            --            --            --
Issuance of Series E convertible
 preferred stock in exchange for
 convertible notes payable (net of
 issuance costs of $48)............      230      --        --     --           944            --            --            --
Repurchase of common stock held by
 founder...........................       --      --      (228)    --            (2)           --            --          (454)
Warrants issued in connection with
 Series E convertible preferred
 stock financing...................       --      --        --     --           616            --            --            --
Warrants issued in connection with
 convertible notes payable.........       --      --        --     --            50            --            --            --
Compensation expense related to
 acceleration of stock options.....       --      --        --     --            66            --            --            --
Exercise of warrants issued in
 connection with Series E preferred
 stock financing...................       72      --        --     --           315            --            --            --
Warrants issued in connection with
 development agreement.............       --      --        --     --           381            --            --            --
Warrants issued in connection with
 license and services agreement....       --      --        --     --        16,400            --            --            --
Exercise of stock options by
 employees, net of repurchase......       --      --     1,035     --         1,706            --            --            --
Exercise of stock by employees for
 notes.............................       --      --     2,034     --        12,716            --       (12,716)           --
Issuance of common stock for
 services..........................       --      --        33     --           107            --            --            --
Issuance of Series E convertible
 stock for less than fair value....    1,506      --        --     --         4,976            --            --          (925)
Issuance of common stock in public
 offering, (net of issuance costs
 of $11,281).......................       --      --     4,450      1       122,219            --            --            --
Issuance of common stock in private
 placement.........................       --      --     2,400     --        72,000            --            --            --
Conversion of convertible preferred
 stock in connection with initial
 public offering...................  (19,778)     (2)   19,778      2            --            --            --            --
Deferred compensation related to
 options granted at less than fair
 value.............................       --      --        --     --        12,866       (12,866)           --            --
Amortization of deferred
 compensation......................       --      --        --     --            --         1,261            --            --
Compensation expense related to
 issuance of common stock options
 to consultant.....................       --      --        --     --           190            --            --            --
Net and comprehensive loss.........       --      --        --     --            --            --            --       (30,854)
                                     -------    ----    ------     --      --------      --------       -------      --------
BALANCE AT MARCH 31, 2000..........       --      --    35,740      3       281,773       (11,860)      (12,716)      (43,122)
Exercise of warrants issued in
 connection with Series E preferred
 financing.........................       --      --       180     --            --            --            --            --
Exercise of warrants in connection
 with license and service
 agreement.........................       --      --       650      1            --            --            --            --
Acquisition of Wakely Software,
 Inc. and LoanMarket Resources,
 LLC...............................       --      --       210     --        10,243                          --            --
Exercise of stock options by
 employees, net of repurchase......       --      --       796     --          (574)           --         1,301            --
Repurchase of common stock issued
 to certain executives.............       --      --      (650)    --        (9,500)           --         9,500            --
Shares issued in connection with
 ESPP..............................       --      --       106     --         2,364            --            --            --
Net deferred compensation related
 to options granted at less than
 FMV...............................       --      --        --     --         2,082         3,890            --            --
Cost of financing..................       --      --        --     --        (1,209)           --            --            --
Accumulated other comprehensive
 income............................       --      --        --     --            --            --            --            --
Net and comprehensive loss.........       --      --        --     --            --            --            --       (49,867)
                                     -------    ----    ------     --      --------      --------       -------      --------
BALANCE AT MARCH 31, 2001..........       --      --    37,032      4       285,179        (7,970)       (1,915)      (92,989)
                                     =======    ====    ======     ==      ========      ========       =======      ========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE       TOTAL
                                        INCOME       STOCKHOLDERS'
                                        (LOSS)          EQUITY
                                     -------------   -------------
                                            (IN THOUSANDS)
BALANCE AT MARCH 31, 1998..........        --          $    856
Issuance of Series D convertible
 preferred stock (net of issuance
 costs of $58).....................        --             7,092
Exercise of stock options by
 employees and consultants, net of
 repurchases.......................        --                38
Issuance of common stock to
 consultants in exchange for
 services..........................        --                42
Warrants issued in conjunction with
 credit agreement..................        --                26
Deferred compensation related to
 options granted at less than fair
 value.............................        --                --
Compensation expense related to
 acceleration of stock options.....        --               170
Amortization of deferred
 compensation......................        --                48
Net and comprehensive loss.........        --            (7,537)
                                          ---          --------
BALANCE AT MARCH 31, 1999..........        --               735
Issuance of Series E convertible
 preferred stock (net of issuance
 costs of $931)....................        --            24,346
Issuance of Series E convertible
 preferred stock in exchange for
 convertible notes payable (net of
 issuance costs of $48)............        --               944
Repurchase of common stock held by
 founder...........................        --              (456)
Warrants issued in connection with
 Series E convertible preferred
 stock financing...................        --               616
Warrants issued in connection with
 convertible notes payable.........        --                50
Compensation expense related to
 acceleration of stock options.....        --                66
Exercise of warrants issued in
 connection with Series E preferred
 stock financing...................        --               315
Warrants issued in connection with
 development agreement.............        --               381
Warrants issued in connection with
 license and services agreement....        --            16,400
Exercise of stock options by
 employees, net of repurchase......        --             1,706
Exercise of stock by employees for
 notes.............................        --                --
Issuance of common stock for
 services..........................        --               107
Issuance of Series E convertible
 stock for less than fair value....        --             4,051
Issuance of common stock in public
 offering, (net of issuance costs
 of $11,281).......................        --           122,220
Issuance of common stock in private
 placement.........................        --            72,000
Conversion of convertible preferred
 stock in connection with initial
 public offering...................        --                --
Deferred compensation related to
 options granted at less than fair
 value.............................        --                --
Amortization of deferred
 compensation......................        --             1,261
Compensation expense related to
 issuance of common stock options
 to consultant.....................        --               190
Net and comprehensive loss.........        --           (30,854)
                                          ---          --------
BALANCE AT MARCH 31, 2000..........        --           214,078
Exercise of warrants issued in
 connection with Series E preferred
 financing.........................        --                --
Exercise of warrants in connection
 with license and service
 agreement.........................        --                 1
Acquisition of Wakely Software,
 Inc. and LoanMarket Resources,
 LLC...............................        --            10,243
Exercise of stock options by
 employees, net of repurchase......        --               727
Repurchase of common stock issued
 to certain executives.............        --                --
Shares issued in connection with
 ESPP..............................        --             2,364
Net deferred compensation related
 to options granted at less than
 FMV...............................        --             5,972
Cost of financing..................        --            (1,209)
Accumulated other comprehensive
 income............................       229               229
Net and comprehensive loss.........        --           (49,867)
                                          ---          --------
BALANCE AT MARCH 31, 2001..........       229           182,538
                                          ===          ========

                            See accompanying notes.

                                SELECTICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MARCH 31,
                                                              -----------------------------------
                                                                2001          2000         1999
                                                              ---------    -----------    -------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Cash flows from operations:
Net loss....................................................  $ (49,867)    $(30,854)     $(7,537)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................      2,999          864          209
  Amortization of goodwill..................................      1,699           24           34
  Amortization of deferred compensation.....................      3,281        1,261           48
  Amortization of private placement discount................      3,536           --           --
  Amortization of warrants in connection with licenses and
    services agreement......................................      5,567           --           --
  Amortization of development agreement.....................      2,105        1,011           --
  Net realized gain on short term investments...............     (5,191)          --           --
  Net realized gain on long term investments................     (7,660)          --           --
  Acquired in-process research and development..............      1,870           --           --
  Increase of fair value of Series E shares.................         --          265           --
  Issuance of common stock options to consultant............         --          190           --
  Issuance of stock in exchange for services................         --          106           42
  Value of warrants in excess of contract...................         --        9,657           26
  Expense related to repurchase of shares over fair market
    value...................................................      1,193           --           --
  Accelerated vesting of stock options to employees.........        971           66          170
  Accrued interest on convertible notes converted to
    convertible preferred stock.............................         --            7           --
  Warrants issued in conjunction with debt financing........         --           35
  Loss on disposal of property and equipment................         --           74           --
  Changes in assets and liabilities:
    Accounts receivable.....................................    (12,706)      (3,791)      (1,418)
    Prepaid expenses and other current assets...............        500       (4,342)        (136)
    Other assets............................................     (1,197)      (2,000)          --
    Accounts payable........................................     (1,124)       3,672          484
    Accrued payroll and related liabilities.................      2,690        1,622          258
    Other accrued liabilities...............................      1,801        3,426          329
    Deferred revenue........................................     (5,203)      17,196          902
    Advances from officers..................................         --           --          (16)
                                                              ---------     --------      -------
Net cash used in operating activities.......................    (54,736)      (1,511)      (6,605)
INVESTING ACTIVITIES
Purchase of capital assets..................................     (8,219)      (6,132)        (929)
Proceeds from disposition of property and equipment.........         --           80           --
Purchase of short-term investments..........................    (76,280)          --       (5,577)
Purchase of long-term investments...........................    (24,347)          --           --
Proceeds from sales and maturities of short-term
  investments...............................................     17,715           --        5,775
Proceeds from sales and maturities of long-term
  investments...............................................      1,000           --
Acquisition of Wakely Software, Inc.........................     (4,755)          --           --
Acquisition of certain assets and liabilities of LoanMarket
  Resource..................................................       (217)          --           --
Acquisition of Selectica, India.............................         --         (150)          --
                                                              ---------     --------      -------
Net cash used in investing activities.......................    (95,103)      (6,202)        (731)
FINANCING ACTIVITIES
Net proceeds from initial public offering...................         --      122,219           --
Net proceeds from private placement.........................         --       72,000           --
Cost of financing...........................................     (1,209)          --           --
Proceeds from stockholder notes receivable..................        718           --           --
Exercise of warrants in exchange for preferred stock........         --          316           --
Proceeds from issuance of convertible notes.................         --        1,000           --
Proceeds from issuance of convertible preferred stock.......         --       24,913        7,092
Proceeds from issuance of warrants..........................         --          800           --
Proceeds from issuance of common stock......................      2,909        1,250           38
Proceeds from revenue contract..............................      4,909        1,033           --
                                                              ---------     --------      -------
Net cash provided by financing activities...................      7,327      223,531        7,130
Net increase (decrease) in cash and cash equivalents........   (142,512)     215,818         (206)
Cash and cash equivalents at beginning of the period........    215,818           --          206
                                                              ---------     --------      -------
Cash and cash equivalents at end of the period..............  $  73,306     $215,818      $    --
                                                              =========     ========      =======

                                                                     YEARS ENDED MARCH 31,
                                                              -----------------------------------
                                                                2001          2000         1999
                                                              ---------    -----------    -------
                                                                        (IN THOUSANDS)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest......................................  $      --     $     53      $     3
Conversion of preferred stock in common stock...............  $      --     $      2      $    --
Deferred compensation related to stock options..............  $   1,111     $ 12,866      $   299
Convertible notes payable and accrued interest to
  convertible preferred stock...............................  $      --     $    944      $    --
Warrants issued in conjunction with convertible notes
  payable...................................................  $      --     $     50      $    --
Warrants issued in conjunction with convertible preferred
  stock financing...........................................  $      --     $    616      $    --
Warrants issued in connection with development agreement....  $      --     $    381      $    --
Warrant issued in conjunction with revenue contract.........  $      --     $ 16,400      $    --
Issuance of stock in exchange for notes.....................  $      --     $ 12,716      $    --
Deferred charge on development agreement....................  $      --     $  4,711      $    --
Repurchase of stock in exchange for cancellation of notes...  $   9,500     $     --      $    --

                            See accompanying notes.

                                SELECTICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business

     Selectica, Inc. (the Company or Selectica) was incorporated in the state of California on June 6, 1996 and subsequently reincorporated in the State of Delaware on January 19, 2000. The Company was organized to develop and market Interactive Selling System software for electronic commerce, sales force automation, and build-to-order applications.

  Principles of Consolidation

     The consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Reclassification of Prior Year Balances

     Certain reclassifications have been made to prior year's consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows to conform to the current year presentation. Amounts that were reclassified were not material.

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

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of March 31, 2001, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial. Therefore, the concentration of credit risk is not significant.

  Customer Concentrations

     A limited number of customers have historically accounted for a substantial portion of the Company's revenues.

                                SELECTICA, INC.

     Customers who accounted for at least 10% of total revenues were as follows:

                                                               MARCH 31,
                                                          --------------------
                                                          2001    2000    1999
                                                          ----    ----    ----
Samsung SDS.............................................   17%     12%      *
Dell Computer...........................................   16%      *       *
Cisco...................................................   14%      *       *
LVMH Group..............................................    *      12%      *
3Com Corporation........................................    *      10%      *
Fireman's Fund Insurance................................    *      10%      *
BMW of North America....................................    *       *      60%
Olicom, Inc.............................................    *       *      10%

---------------
* Revenues were less than 10% of total revenues.

  Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at March 31, 2001 and 2000. The Company considers all investment securities with original maturities of more than 3 months but less than one year to be short term investments. Investments with original maturities of more than one year are considered to be long term investments.

     The Company classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

  Accounts Receivable

     The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2001, 2000, and 1999:

                               BALANCE AT     CHARGED TO
                              BEGINNING OF    COSTS AND       AMOUNTS      BALANCE AT END
FISCAL YEAR                      PERIOD        EXPENSES     WRITTEN OFF      OF PERIOD
-----------                   ------------    ----------    -----------    --------------
                                                   (IN THOUSANDS)
 2001.......................      $415          $1,596         $960            $1,051
 2000.......................      $104          $  325         $ 14            $  415
 1999.......................      $ 30          $   74         $ --            $  104

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed using the straight line method over the shorter of the lease term or the estimated useful life.

                                SELECTICA, INC.

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

  Revenue Recognition

     The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance, and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

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

                                SELECTICA, INC.

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

     For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

     Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

     In accordance with paragraph 10 of Statement of Position 97-2, "Software Revenue Recognition," vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

  Advertising Expense

     The cost of advertising is expensed as incurred. Advertising expense of the years ended March 31, 2001 and 2000 was approximately $2.8 million and $891,000, respectively. Advertising expenses were immaterial for the year ended March 31, 1999.

  Development Costs

     Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to date.

  Comprehensive Loss

     The components of comprehensive loss are as follows:

                                                         MARCH 31,
                                              -------------------------------
                                                2001        2000       1999
                                              --------    --------    -------
                                                      (IN THOUSANDS)
Net loss applicable to common
  stockholders..............................  $(49,867)   $(31,779)   $(7,537)
Other comprehensive income..................       229          --         --
                                              --------    --------    -------
Total comprehensive loss....................  $(49,638)   $(31,779)   $(7,537)
                                              ========    ========    =======

     Other comprehensive loss represents net unrealized gain on securities for the year.

                                SELECTICA, INC.

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

     The following table presents the computation of basic and diluted and pro forma basic and diluted net loss per share:

                                                               YEARS ENDED MARCH 31,
                                                      ----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss applicable to common stockholders..........   $(49,867)      $(31,779)      $(7,537)
                                                       ========       ========       =======
BASIC AND DILUTED:
Weighted-average shares of common stock
  outstanding.......................................     36,474          8,630         5,987
Less weighted-average shares subject to
  repurchase........................................     (1,894)        (1,631)       (1,205)
                                                       --------       --------       -------
Weighted-average shares used in computing basic and
  diluted, net loss per share applicable to common
  stockholders......................................     34,580          6,999         4,782
                                                       ========       ========       =======
Basic and diluted, net loss per share applicable to
  common stockholders...............................   $  (1.44)      $  (4.54)      $ (1.58)
                                                       ========       ========       =======
PRO FORMA:
Shares used above...................................                                   4,782
Pro forma adjustment to reflect weighted-average
  effect of the assumed conversion of convertible
  preferred stock...................................                                  12,500
                                                                                     -------
Shares used in computing pro forma basic and
  diluted, net loss per share applicable to common
  stockholders......................................                                  17,282
                                                                                     =======
Pro forma basic and diluted, net loss per share
  applicable to common stockholders.................                                 $ (0.44)
                                                                                     =======

     The Company has excluded all outstanding stock options and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 3.8 million, 4.3 million, and 1.4 million shares of common stock for the years ended March 31, 2001, 2000, and 1999 were not included in the computation of diluted net loss per share applicable to common stockholders because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

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

                                SELECTICA, INC.

  Segment Information

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, Interactive Selling System software for electronic commerce. The Company primarily markets its products in the United States. For the fiscal year ended March 31, 2001, sales to international locations were less than 10% of total revenues. For the fiscal year ended March 31, 2000, foreign sales, principally Asia, were 15% of total revenues. Foreign sales were less than 10% of the total revenues for the year ended March 31, 1999. Export revenues are attributable to countries based on the location of the customers.

     The Company holds long-lived assets in India with a net book value of approximately $1.6 million and approximately $370,000 for the year ended March 31, 2001 and 2000.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required to implement FAS 133 for the fiscal year ending March 31, 2002. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of FAS 133 will not have a material impact on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different form the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the statement of operations. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following it issuance.

                                SELECTICA, INC.

2. CASH EQUIVALENTS AND INVESTMENTS

  Cash Equivalents:

     All cash equivalents as of March 31, 2001 and 2000 are classified as available-for-sale securities and consist of the following:

                                                               MARCH 31,
                                                          -------------------
                                                           2001        2000
                                                          -------    --------
                                                            (IN THOUSANDS)
Cash equivalents:
  Money market fund.....................................  $31,366    $200,002
  Commercial paper......................................   15,741       9,963
  Government agency notes...............................    8,947          --
  Corporate notes.......................................    6,066          --
                                                          -------    --------
     Total..............................................  $62,120    $209,965
                                                          =======    ========

     As of March 31, 2001, the Company has four operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposits of the leases in the amount of approximately $582,000 is classified as a restricted long-term investment and is held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., an escrow fund of approximately $1.5 million is held in corporate bonds and classified as a restricted long-term investment. The escrow fund in amounts of $500,000 and $1.0 million will be paid in 18 months and 36 months from the date of acquisition, respectively. The interest earned on the investment can be used in operations.

     Unrealized holding gains and losses on available-for-sale securities for the fiscal year of 2001 was approximately $229,000. Gross realized gains and losses on sales of available-for-sale securities during the fiscal years of 2000 and 1999 were not significant.

  Investments:

     The Company did not hold any investments as of March 31, 2000. Short-term and long-term investments as of March 31, 2001 were classified as available-for-sale securities. The following is a summary of the aggregate cost, gross unrealized gains, and estimated fair value of the Company's short-term and long-term investments:

                                                                MARCH 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
SHORT-TERM INVESTMENTS:
  Commercial Paper..........................................     $ 4,494
  Corporate notes and bonds.................................      18,369
  Government agencies.......................................      40,893
                                                                 -------
  Short-term investments at cost............................      63,756
  Unrealized gain...........................................          92
                                                                 -------
     Fair value.............................................     $63,848
                                                                 =======

                                SELECTICA, INC.

                                                                MARCH 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
LONG-TERM INVESTMENTS:
  Corporate notes and bonds.................................     $20,981
  Government agencies.......................................      10,026
                                                                 -------
     Available-for-sales securities at cost.................      31,007
  Unrealized gains..........................................         137
                                                                 -------
     Fair value.............................................     $31,144
                                                                 =======

3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

                                                                MARCH 31,
                                                            -----------------
                                                             2001       2000
                                                            -------    ------
                                                             (IN THOUSANDS)
Furniture and equipment...................................  $ 3,121    $1,034
Computers and software....................................   10,065     4,385
Leasehold improvements....................................    2,238     1,664
                                                            -------    ------
                                                             15,424     7,083
Less: accumulated depreciation............................   (3,955)     (956)
                                                            -------    ------
     Total property and equipment, net....................  $11,469    $6,127
                                                            =======    ======

4. STOCKHOLDER NOTES RECEIVABLE

     During the year ended March 31, 2000, in consideration for the issuance of the Company's common stock, various key employees executed promissory notes in the principal amount of approximately $12.7 million. The notes bear interest at rates from 6.02% to 6.56% per annum, and are due and payable in four years from the date of issuance. The notes are full recourse, and in addition, each of the employees has pledged the common stock, 2.0 million shares of common stock in aggregate as of March 31, 2000, as collateral to secure the obligations under the notes.

     During the year ended March 31, 2001, approximately $1.3 million of the notes receivable were repaid due to the sale of the company's stock by the various key employees. In addition, stock worth an aggregate of approximately $9.5 million, originally issued in exchange for full recourse notes, were repurchased by the Company. (see Note 10, Stock Repurchase)

5. OPERATING LEASE COMMITMENTS

     The Company leases office space under operating lease agreements that expire at various dates through 2010. The Company vacated the premises at 2890 Zanker Road in January 2000 and entered into a sublet agreement. Rental receipts under the sublet agreement are materially consistent with future payments.

                                SELECTICA, INC.

     Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2001, are as follows:

                                                 (IN THOUSANDS)
2002...........................................     $ 3,290
2003...........................................       2,780
2004...........................................       2,513
2005...........................................       2,627
2006...........................................       2,566
Thereafter.....................................      10,674
                                                    -------
     Total future minimum payments.............      24,450
Future receipts under sublet agreement.........        (566)
                                                    =======
     Total net future minimum payments.........     $23,884
                                                    =======

     Rent expenses were approximately $4.7 million, $1.8 million, and $490,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

6. LITIGATION

     The Company is a party to various litigation and claims in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows. (See Footnote 15.)

7. LINES OF CREDIT

     The Company has three lines of credit with approximately $556,000 available in connection with the Company's lease agreements. No amounts were committed under these letters of credit at March 31, 2001.

8. CONVERTIBLE PROMISSORY NOTES

     In May 1999, the Company issued convertible promissory notes in the principal amount of $1 million that earned interest at a rate of prime plus 1%. During June 1999, the convertible promissory notes and related accrued but unpaid interest of approximately $7,000 were converted into 228,000 shares of Series E convertible preferred stock.

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

                                SELECTICA, INC.

                                                                   (IN
                                                               THOUSANDS)
Workforce intangible........................................      $ 30
In-process research and development.........................        17
Goodwill....................................................       118
                                                                  ----
                                                                  $165
                                                                  ====

     As of March 31, 2001, 2000 and 1999, accumulated amortization of intangible assets was approximately $159,000, $116,000 and $93,000, respectively.

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

  Wakely Software, Inc. Acquisition

     In August 2000, the Company acquired Wakely Software, Inc., a provider of rating software and actuarial services for the insurance industry for approximately $13.7 million resulting in Wakely Software, Inc. becoming a wholly owned subsidiary of Selectica. The Company issued approximately 175,000 shares of its common stock valued at the closing market price of $53.125 on August 8, 2000, and paid cash in the amount of approximately $4.4 million in exchange for all of the outstanding shares of Wakely Software, Inc. common stock. The transaction expenses were approximately $400,000. The acquisition was accounted under the purchase method of accounting.

     The Company is primarily responsible for estimating the fair value of the acquired tangible and intangible assets in all business combinations accounted for under the purchase method. Significant assumptions related to the determination of fair value of these assets are described below.

Valuation Methodology

     In accordance with the provision of APB Opinion 16, all identifiable assets, including identifiable intangible assets were assigned a portion of the cost of the acquired enterprise (purchase price) on the basis of their respective fair values.

     Valuation of acquired intangible assets. Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets, and (iii) analysis of data available concerning Wakely Software, Inc.'s products, technologies, markets, historical financial performance, estimated of future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Company and Wakely Software, Inc. operate was also considered in the valuation analysis.

     Developed technologies consisted principally of project management and other software tools that would be used by the Company's operations and consisted of eRate, eAnalysis, and WinRRS for a combined value of approximately $1.8 million.

     To determine the value of developed technologies, the cost method was used, as the Company does not intend on selling any of this technology but rather using it in-house. All estimates of time of develop were based upon discussion with management at Wakely Software, Inc. and were based upon the actual time incurred historically.

                                SELECTICA, INC.

     To determine the value of assembled workforces, the Company considered, among other factors, the costs to replace existing employee including search costs, interview costs and training costs.

     Goodwill is determined based on the residual difference between the amounts paid and the valued assigned to identified tangible and intangible assets. If the value assigned to identified tangible and intangible assets exceed the amounts paid, including the effect of deferred taxes, the valued assigned to long-term assets were reduced proportionately.

     The following is a summary of the purchase allocation:

                                                                 ESTIMATED USEFUL
                                                      AMOUNT       LIFE (YEARS)
                                                      -------    ----------------
                                                           {(IN THOUSANDS)}
Workforce intangible................................  $   240               3 years
Licenses............................................      362               7 years
Developed technology................................    1,814               3 years
In-process research and development.................    1,870   (less than) 1 year
Goodwill............................................   10,727               7 years
                                                      -------
Total purchase price................................  $15,013
                                                      =======

  LoanMarket Resources, LLC Acquisition

     In November 2000, the Company acquired certain assets and liabilities of LoanMarket Resources, LLC ("LoanMarket"), a provider of real-time, mortgage, home equity, and unsecured lending software solutions. The Company issued approximately 35,000 shares of its common stock valued at the closing market price of $27.0156 on November 9, 2000, paid cash in the amount of approximately $220,000, and assumed liabilities of approximately $155,000. The transaction expenses were approximately $183,000. The Company allocated $1.2 million to goodwill and will amortize this amount over a period of three years, the expected future life of the assets.

     As of March 31, 2001, the accumulated amortization of goodwill was approximately $161,000.

10. STOCKHOLDERS' EQUITY

  Common Stock

     In July 1996, the Company issued 2.5 million shares of common stock to the founders of the Company in exchange for $12,500, the then estimated fair value of common stock. Such shares vest ratably over 48 months. There were no shares subject to repurchase as of March 31, 2001. For the fiscal years of 2000 and 1999, 156,000, and 781,000 shares were subject to repurchase at $0.01 per share, respectively.

                                SELECTICA, INC.

  Common Stock Reserved for Future Issuance

     At March 31, 2001, common stock reserved for future issuance was as follows:

                                                                   (IN
                                                                THOUSANDS)
                                                                ----------
Stock option plans:
  Outstanding...............................................       4,534
  Reserved for future grants................................       1,938
Employee Stock Purchase Plan................................         894
                                                                  ------
     Total common stock reserved for future issuance........       7,366
                                                                  ======

  Convertible Preferred Stock

     Prior to the Company's initial public offering in March 2000, the Company had 19.8 million shares of convertible preferred stock authorized. In accordance with the convertible preferred stock rights, all preferred stock outstanding automatically converted into 19.8 million shares of common stock upon closing of the initial public offering. There was no convertible stock authorized, issued, or outstanding at March 31, 2001 and 2000.

  Preferred Stock

     The Company's Certificate of Incorporation was amended to authorize 25 million shares of preferred stock at a par value of $0.0001 per share upon reincorporation in Delaware in January 2000. There was no preferred stock issued and outstanding at March 31, 2001 and 2000.

The Board of Directors has the authority, without action by the stockholders, to designate and issue the preferred stock in one or more series and to fix the rights, preferences, privileges, and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of the series. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation.

  Warrants

     The Company had previously issued convertible preferred stock warrants. Upon the effectiveness of the Company's initial public offering, all such warrants became exercisable as common stock.

     In association with a credit agreement entered into with a financial institution, the Company issued a warrant that entitles the holder to purchase 20,408 shares of Series D convertible preferred stock at an exercise price of $1.47 per share. The warrant expires April 17, 2005. The fair value of the warrant, $25,714, was amortized over the life of the credit agreement, which expired on June 1999. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series D convertible preferred stock of $1.47, a risk-free interest rate of 6.0%, a volatility factor of 147%, and a life of five years. The warrants were exercised in April 2000.

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

                                SELECTICA, INC.

Company's Series E convertible preferred stock of $4.382, risk free interest rate of 5.9%, volatility factor of 96.1%, and a life of five years. The warrants were exercised in fiscal 2000.

     In connection with the issuance of shares of the Company's Series E convertible preferred stock, the Company issued warrants to purchase 187,129 shares of the Company's Series E convertible preferred stock at $4.382 per share. The warrants were exercised on February 25, 2000. The Company determined the fair value of the warrants of $3.29 using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $4.382, risk free interest rate of 5.78%, volatility factor of 96.1%, and a life of five years.

     In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of approximately $381,000 is being amortized over the remaining life of the development agreement. As March 31, 2001, total accumulated amortization of this warrant was approximately $277,000.

     In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of approximately $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrants was estimated to be approximately $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company recorded an approximate $9.7 million loss on the contract in the year ended March 31, 2000, of which approximately $4.1 million was charged to costs of license revenues and approximately $5.6 million was charged to cost of services revenues. As of March 31, 2001, the Company amortized approximately $5.5 million related to the fair value of the warrants against the revenue in the year.

  Stock Option Plan

     The Company's 1996 Stock Plan (the Plan) was adopted by the Board of Directors on August 26, 1996. The Plan provides for granting of incentive stock options to employees and nonstatutory stock options to outside directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant as determined by the Board of Directors. Nonstatutory stock options are granted at an exercise price of not less than 85% of the fair value per share on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Options generally vest with respect to 25% of the shares one year after the options' vesting commencement date and the remainder ratably over the following three years. Options granted under the Plan have a maximum term of ten years. Options can be exercised at any time and stock issued under the Plan may be, as determined by the Board of Directors, subject to repurchase by the Company. This right to repurchase generally lapses over four years from the original date of issuance or grant.

     The Plan was cancelled in March 2000. At the date of cancellation 134,000 shares were available for future issuance. Shares repurchased or cancelled subsequent to the date of cancellation cannot be re-issued in future issuances. In 2001, 721,000 shares were cancelled and 946,000 shares were repurchased under the Plan.

                                SELECTICA, INC.

  1999 Equity Incentive Plan

     The Company adopted the 1999 Equity Incentive Plan (the Equity Incentive
Plan) in fiscal 2000. A total of 2.2 million shares of common stock has been reserved under the Equity Incentive Plan. On each January 1, starting in 2001, the number of shares will be automatically increased by the lesser of 5% of then outstanding shares or 1.8 million. The Equity Incentive Plan includes Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Shares of Restricted Stock, and Stock Units. All employees, nonemployee directors, and consultants are eligible to participate in the Equity Incentive Plan. Each eligible participant is limited to being granted 330,000 shares per year, except in the first year of employment where the limit is 660,000 shares. The Equity Incentive Plan has a term of 10 years.

     Activity under all stock option plans is as follows:

                                                         OUTSTANDING STOCK OPTIONS}
                                       ---------------------------------------------------------------
                                        SHARES      NUMBER OF                         WEIGHTED-AVERAGE
                                       AVAILABLE     SHARES       EXERCISE PRICE       EXERCISE PRICE
                                       ---------    ---------    -----------------    ----------------
                                           (IN THOUSANDS)
BALANCE AT MARCH 31, 1998............      762        1,280      $  0.030 - $0.100         $ 0.06
  Increase in shares reserved........      750           --             $--               -$-
  Options granted....................   (1,315)       1,315      $  0.100 - $1.250         $ 0.37
  Options exercised..................       --         (702)     $  0.030 - $0.500         $ 0.05
  Options canceled...................      469         (469)     $  0.030 - $0.500         $ 0.10
  Shares repurchased.................       31           --           $0.010               $ 0.01
  Stock grant for services...........      (46)          --      $  0.020 - $0.300         $ 0.26
                                        ------       ------
BALANCE AT MARCH 31, 1999............      651        1,424      $  0.030 - $2.500         $ 0.35
  Increase in shares reserved........    6,809           --             $--               -$-
  Options granted....................   (5,305)       5,305      $  1.500 - $30.00         $10.04
  Options exercised..................       --       (3,086)     $  0.030 - $30.00         $ 4.71
  Options canceled...................       62         (196)     $  0.100 - $25.50         $ 2.60
  Shares repurchased.................       16           --      $  0.100 - $0.500         $  .22
  Stock grant for services...........      (33)          --      $  1.500 - $4.380         $ 2.37
                                        ------       ------
BALANCE AT MARCH 31, 2000............    2,200        3,447      $  0.100 - $30.00         $11.19
  Increase in shares reserved........    1,800           --             $--               -$-
  Options granted....................   (2,362)       2,362      $12.059 - $74.688         $31.92
  Options exercised..................       --         (254)     $  0.100 - $25.50         $ 3.29
  Options canceled...................      300       (1,021)     $ 0.100 - $74.688         $17.53
                                        ------       ------
BALANCE AT MARCH 31, 2001............    1,938        4,534      $ 0.030 - $74.688         $21.13
                                        ======       ======

                                SELECTICA, INC.

                              OPTIONS OUTSTANDING                    OPTIONS VESTED
                    ----------------------------------------   --------------------------
                                      WEIGHTED                                  WEIGHTED-
                      NUMBER OF        AVERAGE     WEIGHTED-                     AVERAGE
                     OUTSTANDING      REMAINING     AVERAGE       OPTIONS       AGGREGATE
     RANGE OF        SHARES AS OF    CONTRACTUAL   EXERCISE      VESTED AT      PURCHASE
 EXERCISE PRICES    MARCH 31, 2001      LIFE         PRICE     MARCH 31, 2001     PRICE
 ---------------    --------------   -----------   ---------   --------------   ---------
                           (IN THOUSANDS)                            (IN THOUSANDS)
$ 0.1000 - $ 2.5000       606           8.07       $ 1.6479         216         $ 1.4355
$ 4.3800 - $10.0000       422           8.68       $ 7.7476         110         $ 7.8130
$11.0000 - $11.0000       859           8.86       $11.0000         270         $11.0000
$12.0594 - $16.4200       257           9.71       $14.4576          10         $14.6100
$17.1875 - $17.1875       746           9.68       $17.1875          59         $17.1875
$19.3125 - $30.0000       789           9.12       $27.9672         164         $29.4662
$31.2500 - $54.7500       721           9.34       $48.1434          28         $38.7150
$61.6825 - $74.6875       134           9.23       $65.3907           3         $61.6825
                        -----           ----       --------         ---         --------
$0.1000 - $74.6875      4,534           9.05       $21.1291         860         $14.4459
                        =====           ====       ========         ===         ========

     All shares granted under the Plan are exercisable, however, shares exercised but not vested are subject to repurchase. At March 31, 2001, 762,000 shares were subject to repurchase under the Plan.

  1999 Employee Stock Purchase Plan

     On November 18, 1999, the Company's Board of Directors approved, subject to shareholder approval, the adoption of the 1999 Employee Stock Purchase Plan (the Purchase Plan). A total of 1.0 million shares of common stock has been reserved for issuance under the Purchase Plan. On each May 1, starting in 2001, the number of shares will be automatically increased by the lesser of 2% of then outstanding shares of common stock or 1.0 million shares. Each offering period will consist of four consecutive purchase periods of six months duration. The initial offering period is expected to begin on March 10, 2000 and ends on April 30, 2002.

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

  Stock Issued for Services

     Under the terms of the Company's 1996 Stock Plan from time to time the Company issues shares of common stock in exchange for services. All services were complete at the date of grant and the value of the services was based upon the then fair value of the common stock. No stock was issued for services in the fiscal year of 2001. During fiscal 2000 and 1999, the Company issued 33,000 and 46,304 shares of common stock at a weighted average fair value of $3.218 and $0.919 respectively, in exchange for various services including legal, accounting, recruiting, and consulting.

  Deferred Compensation

     During the years ended March 31, 2001, 2000, and 1999, the Company recorded net deferred compensation of approximately $14.3 million representing the difference between the exercise of stock options granted and the then deemed fair value of the Company's common stock. The amortization of deferred

                                SELECTICA, INC.

compensation of deferred compensation is charged to operations over the vesting period of the options using the straight-line method, which is typically four years. For the years ended March 31, 2001, 2000, and 1999, the Company amortized approximately $3.3 million, $1.3 million and $47,500, respectively.

  Accelerated Options

     During fiscal 2001, in association with employee termination agreements, the Company accelerated vesting on options to purchase 91,000 shares of common stock and recorded approximately $971,000 of related compensation expense. During fiscal 1999, in association with an employee termination agreement, the Company accelerated 137,000 shares of unvested common stock and recorded approximately $170,000 of related compensation expense.

  Pro Forma Disclosure of the Effect of Stock-Based Compensation

     The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, there is no compensation expense recognized.

     Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the fiscal year ended March 31, 2001, 2000 and 1999 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2001 and 2000 and the minimum value method for the fiscal year ended March 31, 1999, with the following weighted average assumptions:

                                                              MARCH 31,
                                                        ---------------------
                                                        2001     2000    1999
                                                        -----    ----    ----
Risk-free interest rate...............................   6.00%   5.96%   5.05%
Dividend yield........................................   0.00%   0.00%   0.00%
Expected volatility...................................  99.00%   0.00%   0.00%
Expected option life in years.........................   7.00    7.00    7.00

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted-average fair value where exercise price is equal to the deemed fair value of common stock on date of grant for the fiscal years ended March 31, 2001, 2000 and 1999 was $33.61, $4.90, and $0.11 respectively. The weighted-average fair value where exercise price is less than the deemed fair value of common stock on the date of grant for the fiscal years ended March 31, 2001, 2000 and 1999 was $23.86, $6.75 and $0.56 respectively. The Company has accounted for the difference between the exercise price and the deemed fair value as deferred compensation.

                                SELECTICA, INC.

     If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under this plan, then the Company's net loss would have been as indicated in the pro forma amount below:

                                                       FOR THE FISCAL YEAR ENDED MARCH 31,
                                                      -------------------------------------
                                                         2001          2000         1999
                                                      ----------    ----------    ---------
                                                                 (IN THOUSANDS)
Net loss as reported................................   $(49,867)     $(31,779)     $(7,537)
Pro forma net loss..................................   $(75,308)     $(33,577)     $(7,552)
Net loss per share as reported, basic and diluted...   $  (1.44)     $  (4.54)     $ (1.58)
Pro forma net loss per share, basic and diluted.....   $  (2.18)     $  (4.80)     $ (1.58)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

  Stock Repurchase

     During the year ended March 31, 2001, the Company has repurchased 650,000 shares of common stock from certain key employees (the "Stock Repurchase"). These shares were originally issued in exchange for full recourse promissory notes with an aggregate value of $9.5 million. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, the shares were repurchased at the prices greater than their fair market values at the time of the repurchase. As a result, the Company recorded a total compensation expense of approximately $1.2 million of which approximately $156,000 was expensed to research and development, approximately $291,000 was expensed in cost of goods sold, approximately $291,000 was expensed in sales marketing, and approximately $447,000 was expensed in general and administrative expense.

11. INCOME TAXES

Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company's historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                         YEARS ENDED MARCH 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Computed US tax........................................  $(17,366)    $(10,781)
Losses not benefited...................................    16,216       10,340
Deferred compensation expense..........................     1,150          441
Other..................................................       275           50
                                                         --------     --------
Provision for income tax...............................  $    275     $     50
                                                         ========     ========

                                SELECTICA, INC.

                                                         YEARS ENDED MARCH 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
                                                             (IN THOUSANDS)
US current tax expense.................................  $     --     $     --
Deferred tax...........................................        --           --
Foreign tax expense....................................       275           50
                                                         --------     --------
Provision for income tax...............................  $    275     $     50
                                                         ========     ========

                                                         MARCH 31,
                                              -------------------------------
                                                2001        2000       1999
                                              --------    --------    -------
Deferred tax assets:
Net operating loss carryforwards............  $ 14,800    $  4,416    $ 3,967
Tax credit carryforwards....................     1,490         619        296
Other.......................................    12,560      12,197        450
Total deferred tax assets...................    28,850      17,232      4,713
Valuation allowance.........................   (28,850)    (17,232)    (4,713)
                                              --------    --------    -------
     Net deferred tax assets................  $     --    $     --    $    --
                                              ========    ========    =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance increased by approximately $11.6 million, $12.5 million and $3.3 million during 2001, 2000, and 1999, respectively.

     As of March 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $40.0 million and approximately $22.0 million, respectively. As of March 31, 2001, the Company also had federal and state research and development tax credit carryforwards of approximately $900,000 and $800,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2005 through 2021, if not utilized.

12. RELATED PARTY

     During the years ended March 31, 2000 and 1999, certain services were performed by Selectica Configurators India Pvt. Ltd. (Selectica India), a related party. These efforts included quality and assurance testing and consulting services. Prior to June 30, 1999, Selectica India was owned by the parents of the chief executive officer and founder of the Company. Total expenses related to these efforts, which are included in the Company's statements of operations, by Selectica India, amounted to $135,000, and $302,511 for the years ended March 31, 2000 and 1999, respectively. The Company also advanced $155,000 to Selectica India during 1999 for future services efforts. Amounts included in accounts payable were immaterial for all periods presented. During July 1999, the Company acquired a majority ownership of Selectica, India. See Note 9 for further details.

     In December 1999, the Company acquired approximately 2% of the equity in LoanMarket Resources, LLC in exchange for a license and consulting service agreement. As there is no readily determinable fair value for the equity position in LoanMarket Resources, LLC, because this is a privately held company, the Company has not ascribed any value to the investment. In November, 2000, the Company purchased the remaining shares of LoanMarket Resources, LLC at the price of approximately $1.5 million. As a result of the acquisition, approximately $323,000 in deferred revenues was applied to the purchase and reduced goodwill by the same amount.

                                SELECTICA, INC.

13. BENEFIT PLAN

     Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2001, 2000, and 1999. Administrative expenses relating to the 401(k) Plan are insignificant.

14. RESTRUCTURING

     In fiscal 2001, the Company recorded restructuring charges of approximately $667,000 which was the result of a restructuring plan established to align the Company's global workforce with existing and anticipated future market requirements and necessitated by the Company's improved operating efficiencies (the "fiscal 2001 restructuring plan"). The restructuring charges were primarily for the severance and benefits paid to the terminated employees. The company terminated 158 employees globally as of March 31, 2001 and estimated that the annual salary and fringe benefits savings of approximately $3.7 million will be recognized beginning in fiscal 2002 as a result of these activities. The restructuring activities are expected to be complete by the second quarter of fiscal 2002 and are summarized as follows:

  Severance and Benefits

FY 2001 Restructuring Charges...............................  $ 667,000
Cash Charges................................................   (317,000)
                                                              ---------
Reserve balance, March 31, 2001.............................  $ 350,000
                                                              =========

15. SUBSEQUENT EVENTS

     In April 2001, the Board approved a stock buyback program which allows the Company to repurchase up to $30 million worth of stock in the open market. To date, no shares have been repurchased.

     In April 2001, the Company further reduced its headcount, primarily in the US, by 50 individuals or approximately 7% of its workforce. The Company reduced its annual expenses by approximately $6.7 million principally from reduced salaries and associated expenses.

     On April 27, 2001, the Company commenced an option exchange program in which its employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred and twenty percent (120%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options will be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers and the members of our Board of Directors.

     In addition, on May 30, 2001, the Company granted additional options to purchase an aggregate of approximately 4 million shares of its common stock to all its employees that did not participate in the option exchange offer.

     On June 5, 2001, a number of securities class action complaints were filed against the Company, the Company's underwriters of the Company's IPO, and certain executives in the United States District Court for the Southern District of New York. The complaints allege that our underwriters of the Company's IPO, Selectica, and the other named defendants violated federal securities laws for making material false and

                                SELECTICA, INC.

misleading statements in our prospectus incorporated in its registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that the lead underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the lead underwriters allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company's initial public offering. The complaints further allege that the lead underwriters entered into agreements with its customers in which the lead underwriters agreed to allocate the Company's common stock in its initial public offering in exchange for which such customers agreed to purchase additional shares of its common stock in the after-market at pre-determined prices. The Company plans to vigorously defend against these claims.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Selectica, Inc.

     We have audited the accompanying consolidated balance sheets of Selectica Inc. as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

San Jose, California April 24, 2001,
except for Note 15, as to which
the date is June 27, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of June, 2001.

                                          SELECTICA, INC.
                                          Registrant

                                          /s/       STEPHEN BENNION
                                          --------------------------------------
                                                     Stephen Bennion
                                               Chief Financial Officer and
                                           Executive Vice President of Finance

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

                     SIGNATURE                                      TITLE                     DATE
                     ---------                                      -----                     ----
     PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                  /s/ RAJEN JASWA                    President and Chief Executive        June 28, 2001
---------------------------------------------------    Officer and Chairman of the Board
                    Rajen Jaswa

     PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                ACCOUNTING OFFICER:

                /s/ STEPHEN BENNION                  Executive Vice President of Finance  June 28, 2001
---------------------------------------------------    and Chief Stephen Bennion
                                                       Financial Officer and Secretary

               ADDITIONAL DIRECTORS:

               /s/ DR. SANJAY MITTAL                 Executive Vice President of          June 28, 2001
---------------------------------------------------    Engineering and Chief Technical
                 Dr. Sanjay Mittal                     Officer and Vice Chairman of the
                                                       Board

                  /s/ JOHN FISHER                    Director                             June 28, 2001
---------------------------------------------------
                    John Fisher

                 /s/ MICHAEL LYONS                   Director                             June 28, 2001
---------------------------------------------------
                   Michael Lyons

              /s/ THOMAS NEUSTAETTER                 Director                             June 28, 2001
---------------------------------------------------
                Thomas Neustaetter

                                 EXHIBIT INDEX

EXHIBIT
NO.                                DESCRIPTION
-------                            -----------
     3.2*  The Second Amended and Restated Certificate of
           Incorporation.

     3.3*  The amended and Restated Bylaws.

     4.1*  Reference is made to Exhibits 3.1, 3.2 and 3.3.

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

    10.7*  Major Account License Agreement between the Registrant and
           Fujitsu Network Communica-tions, Inc., dated November 4,
           1998.

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

    10.22* Stock Purchase Agreement between the Registrant and Dell
           USA, L.P., dated February 14, 2000.

    10.23** Offer to exchange outstanding options, dated April 27, 2001.

    21.1   Subsidiaries

    23.1   Consent of Ernst & Young LLP, independent auditors.

---------------
 * Previously filed in the Company's Registration Statement (No. 333-92545) declared effective on March 9, 2000.

** Previously filed in Schedule TO be filed by the Company on April 27, 2001.