Form 10-Q
period 2001-06-30
SELECTICA INC
filed 2001-08-13
CIK 1090908

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Approximately 36,098,428 shares of Common Stock, $0.0001 par value, as of July 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                 SELECTICA INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION
Item 1:  Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2001
         and March 31, 2001..........................................    1
         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2001 and 2000...................    2
         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2001 and 2000...................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10
Item 3:  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   27

                         PART II OTHER INFORMATION
Item 1:  Legal Proceedings...........................................   28
Item 2:  Changes in Securities and Use of Proceeds...................   28
Item 3:  Defaults Upon Senior Securities.............................   29
Item 4:  Submission of Matters to a Vote of Security Holders.........   29
Item 5:  Other Information...........................................   29
Item 6:  Exhibits and Reports on Form 8-K............................   29
Signatures...........................................................   30

                                SELECTICA, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    MARCH 31,
                                                                2001        2001*
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 40,283    $ 73,306
  Short-term investments....................................    76,195      63,848
  Accounts receivable, net of allowance for doubtful
     accounts of $1,151 and $1,051, respectively............    11,590      18,965
  Prepaid expenses and other current assets.................     3,582       4,009
                                                              --------    --------
          Total current assets..............................   131,650     160,128
Property and equipment, net.................................    10,502      11,469
Goodwill, net of amortization of $2,485 and $1,815,
  respectively..............................................    11,967      12,637
Other assets................................................       826       1,311
Long-term investments.......................................    47,956      31,144
Investments, restricted.....................................     2,079       2,079
Development agreements, net of amortization of $3,661 and
  $3,117, respectively......................................       733       1,051
                                                              --------    --------
          Total assets......................................  $205,713    $219,819
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,041    $  3,210
  Accrued payroll and related liabilities...................     3,799       5,003
  Other accrued liabilities.................................     5,731       5,717
  Deferred revenues.........................................    16,513      22,382
                                                              --------    --------
          Total current liabilities.........................    28,084      36,312
Other long-term liabilities.................................     1,039         969
Commitments and contingencies
Stockholders' equity:
  Preferred stock...........................................        --          --
  Common stock..............................................         4           4
  Additional paid-in capital................................   284,998     285,179
  Deferred compensation.....................................    (6,654)     (7,970)
  Stockholder notes receivable..............................    (1,703)     (1,915)
  Accumulated deficit.......................................  (100,409)    (92,989)
  Accumulated other comprehensive loss......................       354         229
                                                              --------    --------
          Total stockholders' equity........................   176,590     182,538
                                                              --------    --------
          Total liabilities and stockholders' equity........  $205,713    $219,819
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

                                SELECTICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Revenues:
  License...................................................  $ 6,085    $  3,674
  Services..................................................    8,060       3,907
                                                              -------    --------
          Total revenues....................................   14,145       7,581
Cost of revenues:
  License...................................................      335         231
  Services..................................................    7,248       5,227
                                                              -------    --------
          Total cost of revenues............................    7,583       5,458
                                                              -------    --------
Gross profit................................................    6,562       2,123
  Research and development..................................    4,424       4,382
  Sales and marketing.......................................    8,323      12,723
  General and administrative................................    3,162       1,953
                                                              -------    --------
          Total operating expenses..........................   15,909      19,058
                                                              -------    --------
Loss from operations........................................   (9,347)    (16,935)
Other income (expense):
  Interest income...........................................    2,002       3,342
  Interest expense..........................................       --          --
                                                              -------    --------
Loss before provision for income taxes......................   (7,345)    (13,593)
Provision for income taxes..................................       75          --
                                                              -------    --------
Net loss....................................................  $(7,420)   $(13,593)
                                                              =======    ========
Basic and diluted, net loss per share.......................  $ (0.21)   $  (0.41)
                                                              =======    ========
Weighted-average shares of common stock used in computing
  basic and diluted, net loss per share applicable to common
  stockholders..............................................   35,520      33,340
                                                              =======    ========

                            See accompanying notes.

                                SELECTICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $ (7,420)   $(13,593)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     1,035         486
  Amortization of private placement discount................       254         534
  Amortization of warrants in connection with license and
    service agreement.......................................       125       2,728
  Net realized loss on short-term investments...............        59          --
  Net realized gain on long-term investments................      (789)         --
  Amortization of goodwill..................................       670           6
  Amortization of development agreements....................       544         530
  Amortization of deferred compensation.....................       633         849
  Accelerated vesting of stock options to employees.........       125         475
  Changes in assets and liabilities:
    Accounts receivable.....................................     7,375      (3,577)
    Prepaid expenses and other current assets...............       427        (178)
    Other assets............................................       485        (191)
    Accounts payable........................................    (1,169)     (1,095)
    Accrued payroll and related liabilities.................    (1,204)      1,496
    Other accrued liabilities...............................        84      (2,428)
    Deferred revenues.......................................    (6,248)      4,324
                                                              --------    --------
Net cash used in operating activities.......................    (5,014)     (9,634)
INVESTING ACTIVITIES
  Capital expenditures......................................       (68)     (2,285)
  Purchase of short-term investments........................   (39,280)         --
  Net purchase of short-term investments....................        --     (57,418)
  Proceeds from sales and maturities of short-term
    investments.............................................    26,921          --
  Purchase of long-term investments.........................   (17,429)         --
  Net purchase of long-term investments.....................        --     (21,277)
  Proceeds from sales and maturities of long-term
    investments.............................................     1,484          --
                                                              --------    --------
Net cash used in investing activities.......................   (28,372)    (80,980)
FINANCING ACTIVITIES
  Proceeds from stockholder notes receivable................       212          --
  Net proceeds from initial public offering.................        --         (98)
  Proceeds from issuance of common stock, net of purchase...       151          38
                                                              --------    --------
Net cash provided by financing activities...................       363         (60)
Net decrease in cash and cash equivalents...................   (33,023)    (90,674)
Cash and cash equivalents at beginning of the period........    73,306     215,818
                                                              --------    --------
Cash and cash equivalents at end of the period..............  $ 40,283    $125,144
                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Deferred compensation related to stock options............  $    632    $    284
  Warrants issued in connection with development
    agreement...............................................  $    226    $     --

                            See accompanying notes.

                                SELECTICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated balance sheets as of June 30, 2001, the consolidated statements of operations for the three months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the three months ended June 30, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2001 has been derived from audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

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

     Customers who accounted for at least 10% of total revenues were as follows:

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Samsung SDS.................................................   13%     31%
Tellabs.....................................................   12%      *
Applied BioSystems..........................................   10%      *
Southwestern Bell...........................................    *      19%
Dell........................................................    *      14%

---------------
* Revenues were less than 10%.

                                SELECTICA, INC.

2. CASH EQUIVALENTS AND INVESTMENTS

  Cash Equivalents

     All cash equivalents as of June 30, 2001 and March 31, 2001 are classified as available-for-sale securities and included under the caption "cash and cash equivalents." The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's cash equivalents:

                                                          JUNE 30,    MARCH 31
                                                            2001        2001
                                                          --------    --------
                                                             (IN THOUSANDS)
CASH EQUIVALENTS:
Auction rate floater/
Commercial papers.......................................  $18,519     $15,741
Money market............................................    8,454      31,366
Government agency notes.................................       --       8,947
Corporate notes.........................................       --       6,066
                                                          -------     -------
          Total.........................................  $26,973     $62,120
                                                          =======     =======

INVESTMENTS

     All investments as of June 30, 2001 and March 31, 2001 are classified as available-for-sale securities. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's short-term investments:

                                                          JUNE 30,    MARCH 31,
                                                            2001        2001
                                                          --------    ---------
                                                             (IN THOUSANDS)
SHORT-TERM INVESTMENTS:
  Government agencies...................................  $55,944      $40,893
  Corporate notes and bonds.............................   17,033       18,369
  Commercial paper......................................    1,998        4,494
  Municipal bonds.......................................    1,081           --
                                                          -------      -------
     Short-term investments at cost.....................   76,056       63,756
  Unrealized gains......................................      139           92
                                                          -------      -------
     Fair value.........................................  $76,195      $63,848
                                                          =======      =======

                                                          JUNE 30,    MARCH 31,
                                                            2001        2001
                                                          --------    ---------
                                                             (IN THOUSANDS)
LONG-TERM INVESTMENTS:
  Corporate notes and bonds.............................  $27,374      $20,981
  Government agencies...................................   20,367       10,026
                                                          -------      -------
     Long-term investments at cost......................   47,741       31,007
  Unrealized gains......................................      215          137
                                                          -------      -------
     Fair value.........................................  $47,956      $31,144
                                                          =======      =======

     As of June 30, 2001, the Company has four operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposits of the leases in the amount of approximately $582,000 is classified as a restricted long-term investment and is held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., an escrow fund of approximately $1.5 million is held in corporate bonds and classified as a restricted long-term investment. The escrow fund in

                                SELECTICA, INC.

amounts of $500,000 and $1.0 million will be paid in 18 months and 36 months from the date of acquisition, respectively. The interest earned on the investment can be used in operations.

     Unrealized holding gains on available-for-sale securities as of June 30, 2001 and March 31, 2001 were approximately $354,000 and $229,000, respectively.

3. STOCKHOLDERS' EQUITY

  Warrants

     In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of approximately $381,000 is being amortized over the remaining life of the development agreement. As June 30, 2001, total accumulated amortization of this warrant was approximately $329,000. The remaining balance of $52,000 will be fully amortized by September 30, 2001.

     In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of approximately $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrant was estimated to be approximately $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company recorded an approximate $9.7 million loss on the contract in the year ended March 31, 2000, of which approximately $4.1 million was charged to costs of license revenues and approximately $5.6 million was charged to cost of services revenues. For the fiscal year of 2001, the Company amortized approximately $5.5 million related to the fair value of the warrants against the license revenue. For the three months ended June 30, 2001, the total amortization of the charges related to this agreement was $125,000. As of June 30, 2001, the remaining balance of the fair value of the warrants was $250,000 which balance will be fully amortized by the third quarter ended December 31, 2001.

     In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company's common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company's common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and will be amortized over the next three years. As of June 30, 2001, the company has amortized approximately $19,000 related to the fair value of the warrant.

  Deferred Compensation

     During the three months ending June 30, 2001, options worth approximately $452,000 were granted to employees with exercise prices that were less than fair value. Such compensation will be amortized over the vesting period of the options, typically four years. For the three months ended June 30, 2001 and 2000, the Company amortized approximately $633,000 and $849,000 of deferred compensation, respectively.

                                SELECTICA, INC.

  Accelerated Options

     During the three months ended June 30, 2001, in association with employee termination agreements, the Company accelerated the vesting of options to purchase 38,659 shares of unvested common stock and recorded approximately $125,000 of related compensation expense.

  Stock Options

     On April 27, 2001, the Company commenced an option exchange program in which its employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred and twenty percent (120%) of the number of shares of its common stock subject to the options that were exchanged and canceled. The new options will be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers or the members of our Board of Directors.

     In addition, on May 30, 2001, the Company granted additional options to purchase an aggregate of approximately 4 million shares of its common stock to all its employees that did not participate in the option exchange offer. The Company will amortize approximately $350,000 in deferred compensation expense associated with these grants over the next four years. Although these programs have been designed to improve employee retention by creating additional incentives for its employees, they may not have the desired impact. This could adversely affect on its ability to retain employees.

4. INCOME TAXES

     The Company has recorded a tax provision of $75,000 for the three months ended June 30, 2001 and no income tax provision for the three months ended June 30, 2000. The provision for income taxes for the three months ended June 30, 2001 is intended primarily for the payment of state taxes and foreign taxes.

5. EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Financial Accounting Standards Board No. 128, Earnings per Share. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options and warrants to purchase 2,275,080 and 100,000 shares of common stock were excluded from the three months ended June 30, 2001 computation as their effect is antidilutive.

                                SELECTICA, INC.

     The following table presents the computation of basic and diluted net loss per share

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                           2001        2000
                                                          -------    --------
                                                            (IN THOUSANDS)
Net loss applicable to common stockholders..............  $(7,420)   $(13,593)
Basic and diluted:
  Weighted-average shares of common stock outstanding...   36,258      35,931
  Less weighted-average shares subject to repurchase....     (738)     (2,591)
                                                          -------    --------
  Weighted-average shares used in computing basic and
     diluted, net loss per share applicable to common
     stockholders.......................................   35,520      33,340
                                                          =======    ========
  Basic and diluted, net loss per share applicable to
     common stockholders................................  $ (0.21)   $  (0.41)
                                                          =======    ========

6. COMPREHENSIVE LOSS

     The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2001 and 2000 are as follows:

                                                               JUNE 30,
                                                          -------------------
                                                           2001        2000
                                                          -------    --------
                                                            (IN THOUSANDS)
Net loss................................................  $(7,420)   $(13,593)
Change in unrealized gain (loss) on securities..........      354        (234)
                                                          -------    --------
Comprehensive income (loss).............................  $(7,066)   $(13,827)
                                                          =======    ========

7. LITIGATION

     On June 5, 2001, a number of securities class action complaints were filed against the Company, the underwriters of the Company's initial public offering, and certain of the Company's executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company's initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company's initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in the Company's initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of the Company's common stock in the after-market at pre-determined prices.

8. RESTRUCTURING

     During the three months ended June 30, 2001, the Company has recorded restructuring charges of approximately $1.4 million, which were the result of a plan established to align the Company's global workforce with existing and anticipated market requirements and necessitated by the Company's improved operating efficiencies. Approximately $189,000 of restructuring costs was accounted as cost of services revenues, $287,000 as research and development expense, $359,000 as sales and marketing expense and $556,000 as general and administrative expense. The restructuring charges were primarily for the severance

                                SELECTICA, INC.

and benefits paid to the terminated employees. The company terminated 152 employees (or 20% of its workforce) globally as June 30, 2001 in the areas of administration, marketing, business development, engineering, sales, consulting and services support. The Company estimates that annual salary and fringe benefits savings of approximately $7.4 million will be recognized beginning in fiscal 2002 as a result of these activities. The restructuring activities are expected to be complete by the second quarter of fiscal year of 2002. For the three months ended June 30, 2001, the reserve for the restructuring was $221,000, which was included in current liabilities and is summarized as follows:

  Severance and Benefits:

FY 2001 Restructuring Charges...........................  $   667,000
Cash Charges............................................     (317,000)
                                                          -----------
Reserve Balance, March 31, 2001.........................  $   350,000
FY 2002 Restructuring Charges 04/01/01 to 06/30/01......    1,391,000
Cash Charges............................................   (1,520,000)
                                                          -----------
Reserve Balance, June 30, 2001..........................  $   221,000
                                                          ===========

9. SUBSEQUENT EVENTS

     As of August 10, 2001, the Company repurchased 223,800 shares of its common shares at an average of $3.0804 per share for a total amount of approximately $689,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis" and "Risks Related to Our Business." Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the level of demand for Selectica's products and services; the intensity of competition; Selectica's ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to Selectica's business, readers should refer to the section later in this report entitled "Risks Related to Our Business." Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report and Selectica assumes no obligation to update these forward-looking statements.

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

  Revenues

     We enter into arrangements for the sale of (1) licenses of our software products and related maintenance contracts; (2) bundled licenses, maintenance contracts, and services; and (3) services on a time and materials basis. In instances where maintenance contracts are bundled with a license of our software products, such maintenance contracts are typically for a one-year term.

     For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

     For those arrangements that consist of a license and a maintenance contract, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered and we recognize maintenance revenues over the term of the maintenance contract as vendor specific-objective evidence of fair value for maintenance is determined.

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

     For those arrangements accounted for using contract accounting that do not include contractual milestones or other acceptance criteria we utilize the percentage of completion method based upon input measures of hours. For those contracts that include contractual milestones or acceptance criteria we recognize revenue as such milestones are achieved or as such acceptance occurs.

     In some instances the acceptance criteria in the contract requires acceptance after all services are complete and all other elements have been delivered. In these instances we recognize revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor-specific objective evidence to determine the fair value of the services and the maintenance. In such instances, we account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

     Vendor-specific objective evidence of fair value of services is based upon hourly rates. As noted above, we enter into contracts for services alone and such contracts are based on a time and materials basis. Such hourly rates are used to assess the vendor-specific objective evidence in multiple element arrangements.

     In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor-specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

     To date we have not entered into arrangements solely for the license of our products and, therefore, we have not demonstrated vendor-specific objective evidence for the fair value of the license element.

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element.

     For the three months ended June 30, 2001 we recognized 75% of license and services revenues under the percentage-of-completion method, 15% under the residual method and 10% under the completed contract method. For the three months ended June 30, 2000 we recognized 49% of license and services revenues under the percentage-of-completion method, 46% under the residual method and 5% under the completed contract method.

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our license and services revenues declined significantly in the quarters ended March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

  Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. For the three months ended June 30, 2001, revenue from Samsung (SDS), Tellabs and Applied BioSystems accounted for 13%, 12%, and 10% of our revenues, respectively. For the three months ended June 30, 2000, revenue from Samsung SDS, Southwestern Bell, and Dell accounted for 31%, 19% and 14% of our revenues, respectively. We expect that revenues from a limited number of customers will continue to account for a large percentage of total revenues in future quarters.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of June 30, 2001, we had an accumulated deficit of approximately $100.4 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. However, due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment and in an effort to achieve profitability, we underwent restructuring activities from March 2001 throughout the first quarter of fiscal year 2002. During the restructuring activities in March 2001, we reduced our headcount, primarily in India, by 158 individuals or approximately 20% of our workforce. We expect to reduce our annual operating expenses by approximately $3.7 million, principally from reduced salaries and associated expenses. During the restructuring activities for the three months ended June 30, 2001, we further reduced our headcount by 152 individuals globally or approximately 20% of our workforce at March 31, 2001. We expect to further reduce our annual expenses by approximately $7.4 million principally from reduced salaries and associated expenses. As the result of the restructuring, our operating losses will be decreased in the foreseeable future.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our recent revenue growth, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the results of the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

  Equity Transactions

     In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and would be amortized over the next three years. As of June 30, 2001, we have amortized approximately $19,000 related to the fair value of the warrant.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues for certain items in our Consolidated Statements of Income data for the three months ended June 30, 2001 and 2000.

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License...................................................   43%      48%
  Services..................................................   57       52
                                                              ---     ----
          Total revenues....................................  100      100
Cost of revenues:
  License...................................................    3        3
  Services..................................................   51       69
                                                              ---     ----
          Total cost of revenues............................   54       72
          Gross profit......................................   46       28
Operating expenses:
  Research and development..................................   31       58
  Sales and marketing.......................................   59      168
  General and administrative................................   22       25
                                                              ---     ----
          Total operating expenses..........................  112      251
                                                              ---     ----
Loss from operations........................................  (66)    (223)
Interest and other income (expense), net....................   14       44
                                                              ---     ----
Net loss before taxes.......................................  (52)    (179)
Provision for income taxes..................................   --       --
                                                              ---     ----
Net loss....................................................  (52)%   (179)%
                                                              ===     ====

REVENUES

     Total revenues were $14.1 million in the quarter ended June 30, 2001, an increase of approximately $6.6 million or 87% over the comparable period in 2000. We believe that the future percentage increase in revenues will be significantly smaller than what has been achieved in prior years.

     License. License revenues totaled approximately $6.1 million in the quarter ended June 30, 2001, an increase of approximately $2.4 million or 66% over the comparable period in 2000. The increase in license revenues was primarily due to the addition of new customers as a result of expanded marketing activities, growth in our sales force, and greater demand for and the acceptance of our ACE suite of products. We intend to generate additional license revenues from our existing customers and anticipate that this number will increase in absolute dollars in future periods, although it will fluctuate as a percentage of total revenues as our customers and size of transactions change.

     Services. Services revenues totaled approximately $8.0 million in the quarter ended June 30, 2001, an increase of approximately $4.2 million or 106% compared to the same period a year ago. Our services revenues are comprised of fees from consulting, maintenance and training services. The increase in services revenues was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with increased sales of our products. During the three months ended June 30, 2001, the services revenues were reduced by amortization of $125,000, the fair value of the warrant issued to a significant customer in connection with a license and service agreement entered into in November 1999. We will amortize the remaining $250,000 of the fair value of the warrant as an offset to services revenue for the second and third quarters in the fiscal year of 2002. In comparison, for the three months ended June 30, 2000, we amortized approximately $2.0 million of the fair value of this warrant. We expect services revenues to continue to increase in terms of absolute dollars in future periods as the number of consulting projects and maintenance contracts increases with the addition of new customers.

COST OF REVENUES

     Cost of License Revenues. Cost of license revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. Cost of license revenues totaled approximately $335,000 and $231,000 and represented 6% of license revenues in the three months ended June 30, 2001 and as well as the three months ended June 30, 2000. As we enter into more independent software vendor agreements, we expect cost of license revenues to increase in absolute dollars and to fluctuate as a percentage of license revenues.

     Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization. For the three months ended June 30, 2001 and 2000, cost of services revenues totaled approximately $7.2 million and $5.2 million and represented 90% and 134% of services revenues, respectively. The increase of $2.0 million or 39% in costs of services was primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. In addition, during the quarter ending June 30, 2001, we amortized approximately $194,000 for deferred compensation, $189,000 for restructuring costs related to the severance and benefits paid to terminated employees and $281,000 for goodwill in connection with the Wakely Software acquisition which occurred in August 2000. However, there were no similar charges amortized in the comparable periods of 2000. We expect cost of services revenues to fluctuate as a percentage of service revenue.

GROSS MARGIN

     For the three months ended June 30, 2001, we experienced overall gross margins of 46%, compared to 28% in the same period a year ago. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins associated with services revenues. The impact on our gross profit will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

     Gross Margin -- Licenses. Gross margin for license revenues was approximately 94% for the three months ended June 30, 2001 and for the same period a year ago.

     Gross Margin -- Services. Gross margin for services was approximately 10% in the quarter ended June 30, 2001 and negative 34% for the same period a year ago. The negative gross margin for the three months ended June 30, 2000 was primarily due to a $2.0 million charge associated with a license agreement entered into in November 1999. This warrant was fully amortized as of December 31, 2000. We anticipate that cost of services revenues will decrease in absolute dollars in future periods as we decrease spending due to the slow down of the economy. We anticipate that the cost of services revenues will continue to fluctuate as a percentage of service revenue.

OPERATING EXPENSES

     Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering, quality assurance, and technical publications efforts. Research and development costs were approximately $4.4 million in both the quarter ended June 30, 2001 and in the quarter ended June 30, 2000. We amortized approximately $70,000 for deferred compensation, $544,000 for the development agreement entered into with Intel, and $287,000 for restructuring costs for the three months ended June 30, 2001. For the quarter ended June 30, 2000, we amortized approximately $86,000 for deferred compensation and approximately $530,000 for the development agreement entered into with Intel. We believe our investment in research and development will decrease in future periods as we decrease spending due to a decline in technology infrastructure spending.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization and marketing programs, including trade shows, collateral, sales materials, and advertising. Sales and marketing expenses totaled approximately $8.3 and $12.7 million in the quarters ended June 30, 2001 and 2000, respectively. The decrease of $4.4 million or 35% was primarily due to our restructuring and a reduction in spending on marketing programs. We amortized approximately $262,000 for deferred compensation, $106,000 for acceleration of stock option vesting, and $359,000 for restructuring costs for the three months ended June 30, 2001. For the three months ended June 30, 2000, we amortized approximately $465,000 for deferred compensation and $431,000 for acceleration of stock option vesting. We expect that sales and marketing expenses will decrease in absolute dollars over the next year as we decrease spending due to a decline in technology infrastructure spending.

     General and Administrative. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses totaled approximately $3.2 million in the quarter ended June 30, 2001 and $2.0 million for the same period a year ago. An increase of $1.2 million or 62% was primarily due to additional legal and accounting costs incurred in connection with business activities. We amortized approximately $107,000 for deferred compensation, $12,000 for acceleration of stock option vesting, $556,000 for restructuring costs and $383,000 for the amortization of goodwill in connection with the Wakely Software acquisition for the three months ended June 30, 2001. For the three months ended June 30, 2000, we amortized approximately $116,000 for deferred compensation and $44,000 for acceleration of stock option vesting. We expect that general and administrative expenses will decrease in absolute dollars over the next year as we decrease spending due to a decline in technology infrastructure spending.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable. Interest and other income, net totaled approximately $2.0 million and $3.3 million for the three months ended June 30, 2001 and 2000, respectively. The decrease was primarily due to the reduction of the cash balance, which used for our expansion and the operation of our business during the fiscal year of 2001.

PROVISION FOR INCOME TAXES

     We have recorded a tax provision of $75,000 for the three months ended June 30, 2001 and none in the comparable period of 2000.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against its net deferred tax assets. We intend to evaluate the deferred tax assets on a quarterly basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $2.7 million per year.

     The new rules also require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. During fiscal 2003, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2002, the Company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We have implemented SFAS No. 133 beginning April 01, 2001. For the three months ended June 30, 2001, we did not hold any derivative instruments and did not engage in hedging activities, the adoption of SFAS No. 133 had no material impact on our financial position, results of operations or cash flows.

CONSOLIDATED BALANCE SHEET DATA

     Cash, cash equivalents, short and long-term investments were approximately $164.4 million at June 30, 2001 compared to $168.3 million at March 31, 2001. The decrease primarily related to cash used in operations during the three months ended June 30, 2001 of $5.0 million. Accounts receivable was approximately $11.6 million at June 30, 2001 compared to $19.0 million at March 31, 2001. The decrease of $7.4 million was a direct result of the payments received from clients. Development Agreement, net was $733,000 at June 30, 2001 and $1.1 million at March 31, 2001. The decrease was due to the warrant with the value of $227,000 issued to Sales Technologies Limited in connection with the development agreement signed in April 2001 offset against the quarterly amortization of $544,000.

     Current liabilities were approximately $28.1 million at June 30, 2001 and $36.3 million at March 31, 2001. The decrease was due to the major decrease of our marketing activities, accrued payroll expenses and overall general spending. For instance, we released employee contributions withheld under our Employee Stock Purchase Plan totaling approximately $800,000 and the reduction of approximately $500,000 in commission accrual due to the reduction of headcounts in sales and marketing under the restructuring plan for 2001. In addition, deferred revenue was reduced by $6.0 million in the current period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, cash, and cash equivalents and short-term investments totaled approximately $116.5 million, compared to $137.2 million at March 31, 2001. We currently have no significant capital commitments and expenditures other than obligations under operating leases.

     Cash used by operating activities for the three months ended June 30, 2001 was approximately $5.0 million. We have funded our operations with proceeds from our initial public offering, private placements, and the sale of preferred stock. Cash used in operations for the quarter ended June 30, 2001 was primarily a result of our net loss, decrease of accounts receivable, accounts payable, and deferred revenues offset by noncash items.

     Cash used for investing activities for the three months ended June 30, 2001 was approximately $28.4 million. Investing activities consisted primarily of net purchases of long-term and short-term investments.

     Cash provided by financing activities for the three months ended June 30, 2001 was approximately $364,000. Financing activities for the three months ended June 30, 2001 was comprised of the proceeds from shareholders' notes receivable and from the issuance of common stock, net of repurchase.

     Due to the decline in technology infrastructure spending, we intend to reduce our operating expenses in absolute dollars to achieve our goal of profitability in the future. As a result, we anticipate the reduction of budgets on operating expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures in the next year will preserve cash resources for the future growth and development of the business.

     We believe that our existing cash and cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the foreseeable future.

                         RISKS RELATED TO OUR BUSINESS

     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Selectica and its business because such factors currently may have a significant impact on Selectica's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Selectica's other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2001, actual results could differ materially from those projected in any forward-looking statements.

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

     For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangements we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting we use vendor-specific objective evidence of fair value for the service.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES IN THE NEAR-TERM.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $49.9 million, $31.8 million and $7.5 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. We have incurred net losses of approximately $7.4 million for the first quarter of the fiscal year of 2002 and an accumulated deficit of approximately $100.4 million as of June 30, 2001. We intend to reduce our research and development, sales and marketing, and general and administrative expenses, and consequently expect our losses to be reduced in the future. We will need to generate significant increases in our revenues to achieve profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

WE FACE INTENSE COMPETITION, WHICH COULD REDUCE OUR SALES, PREVENT US FROM ACHIEVING OR MAINTAINING PROFITABILITY AND INHIBIT OUR FUTURE GROWTH.

     The market for software and services that enable electronic commerce is new, intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include FirePond, Trilogy Software, Oracle Corporation, SAP, I2, and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of an Interactive Selling System. These competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 53% of our revenues for the three months ended June 30, 2001 and 55% for the fiscal year ended March 31, 2001, respectively, and our ten largest customers accounted for 72% of our revenues for the three months ended June 30, 2001 and 67% for the fiscal year ended March 31, 2001, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

                        THREE MONTHS ENDED JUNE 30, 2001

Samsung, SDS................................................  13%
Tellabs.....................................................  12%
Applied BioSystems..........................................  10%

                        FISCAL YEAR ENDED MARCH 31, 2001

Samsung, SDS................................................  17%
Dell........................................................  16%
Cisco.......................................................  14%

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

     Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 57% and 52% of total revenues for the three months ended June 30, 2001 and 2000 respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 10% and negative 34% for the three months ended June 30, 2001 and 2000, respectively, compared to gross margins for license revenues of 94% for the three months ended June 30, 2001 and for the three months ended June 30, 2000.

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

     We conduct quality assurance and professional services operations in India. As of June 30, 2001, there were 262 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

     We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to June 30, 2001, we expanded from 68 to 587 employees, including 31 employees from the acquisition of Wakely Software.

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

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $8.6 million in net deferred compensation charges. During the years ended March 31, 2001 and 2000, we amortized approximately $4.3 million and approximately $1.3 million of such charges, respectively. For three months ended June 30, 2001, the total amortization of the deferred compensation expenses was approximately $633,000. We expect to amortize approximately $2.6 million of stock-based compensation for the fiscal year ending March 31, 2002 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

     In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was approximately $16.4 million. In the quarter ended March 31, 2000, we recorded a charge of approximately $9.7 million related to the loss on the license and software maintenance contract, of which approximately $4.1 million was charged to cost of license revenues and approximately $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. During the year ended March 31, 2001, revenues were reduced by amortization of approximately $5.5 million in connection with this license and services agreement. For the three months ended June 30, 2001, the total amortization of charges related to this agreement was $125,000 against the revenue. The remaining balance of the fair value of the warrants was $250,000 and will be fully amortized by the quarter ended December 31, 2001.

     In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000. As of June 30, 2001, we have amortized approximately $19,000 related to the fair value of the warrant.

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

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $398,000 (0.27%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions as of June 30, 2001

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 5, 2001, a number of securities class action complaints were filed against the Company, the Company's underwriters of the Company's IPO, and certain executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company's IPO, the Company, and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in the Company's registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that the lead underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the lead underwriters allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company's initial public offering. The complaints further allege that the lead underwriters entered into agreements with their customers in which the lead underwriters agreed to allocate the Company's common stock in its initial public offering in exchange for which such customers agreed to purchase additional shares of its common stock in the after-market at pre-determined prices.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Modification of Constituent Instruments

     Not applicable

     (b) Change in Rights

     Not applicable

     (c) Issuances of Securities

     In April 2001, the Company issued a warrant to Sales Technologies Limited to purchase 100,000 shares of the Company's common stock. The issuance of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offeree and the availability of material information.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

     None

     B. Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001                    SELECTICA, INC.

                                                /s/ STEPHEN R. BENNION
                                          --------------------------------------
                                                    Stephen R. Bennion
                                            CFO and Vice President of Finance
                                              (Principal Accounting Officer)