Form 10-Q
period 2001-09-30
SELECTICA INC
filed 2001-11-13
CIK 1090908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                        Commission File Number 0-26130

                               -----------------

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

   Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Approximately 34,887,522 shares of Common Stock, $0.0001 par value, as of October 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                SELECTICA, INC.

                                     INDEX

                                                                                                 Page
                                                                                                 ----
                                      PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001
          (Unaudited)...........................................................................   3

        Condensed Consolidated Statements of Operations for the three months ended September 30,
          2001 and 2000 and six months ended September 30, 2001 and 2000 (Unaudited)............   4

        Condensed Consolidated Statements of Cash Flows for the six months ended September 30,
          2001 and 2000 (Unaudited).............................................................   5

        Notes to Condensed Consolidated Financial Statements (Unaudited)........................   6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations...  12

ITEM 3: Quantitative and Qualitative Disclosure about Market Risk...............................  31

                                       PART II OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K........................................................  33

Signatures......................................................................................  34

                                SELECTICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                                                    September 30, March 31,
                                                                                        2001        2001*
                                                                                    ------------- ---------
                                      ASSETS
Current assets:
   Cash and cash equivalents.......................................................   $  52,778   $ 73,306
   Short-term investments..........................................................      53,167     63,848
   Accounts receivable, net of allowance for doubtful accounts of $988 and $1,051,
     respectively..................................................................       7,572     18,965
   Prepaid expenses and other current assets.......................................       3,068      4,009
                                                                                      ---------   --------
       Total current assets........................................................     116,585    160,128
Property and equipment, net........................................................       9,340     11,469
Goodwill, net of amortization of $3,149 and $1,815, respectively...................      11,303     12,637
Other assets.......................................................................         808      1,311
Long-term investments..............................................................      51,638     31,144
Investments, restricted............................................................       2,089      2,079
Development agreements, net of amortization of $4,205 and $3,117, respectively.....         189      1,051
                                                                                      ---------   --------
       Total assets................................................................   $ 191,952   $219,819
                                                                                      ---------   --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................   $   1,279   $  3,210
   Accrued payroll and related liabilities.........................................       2,927      5,003
   Other accrued liabilities.......................................................       4,473      5,717
   Deferred revenues...............................................................      14,362     22,382
                                                                                      ---------   --------
Total current liabilities..........................................................      23,041     36,312
Other long term liabilities........................................................       1,109        969
Commitments and contingencies......................................................
Stockholders' equity:
   Preferred stock.................................................................          --         --
   Common stock....................................................................           4          4
   Additional paid-in capital......................................................     284,516    285,179
   Deferred compensation...........................................................      (5,632)    (7,970)
   Stockholder notes receivable....................................................      (1,617)    (1,915)
   Accumulated deficit.............................................................    (107,057)   (92,989)
   Accumulated other comprehensive loss............................................         601        229
   Treasury stock..................................................................      (3,013)        --
                                                                                      ---------   --------
       Total stockholders' equity..................................................     167,802    182,538
                                                                                      ---------   --------
       Total liabilities and stockholders' equity..................................   $ 191,952   $219,819
                                                                                      =========   ========

--------
* Amounts derived from audited financial statements at the date indicated

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended  Six Months Ended
                                                                  September 30,       September 30,
                                                                -----------------  ------------------
                                                                 2001      2000      2001      2000
                                                                -------  --------  --------  --------
Revenues:
   License..................................................... $ 3,953  $  6,281  $ 10,038  $  9,955
   Services....................................................   5,735     6,966    13,795    10,873
                                                                -------  --------  --------  --------
       Total revenues..........................................   9,688    13,247    23,833    20,828
Cost of revenues:..............................................
   License.....................................................     178       277       513       508
   Services....................................................   6,218     5,792    13,466    11,019
                                                                -------  --------  --------  --------
       Total cost of revenues..................................   6,396     6,069    13,979    11,527
                                                                -------  --------  --------  --------
Gross profit...................................................   3,292     7,178     9,854     9,301
Operating expenses:............................................
   Research and development....................................   3,721     6,954     8,145    11,336
   Sales and marketing.........................................   5,999    12,844    14,322    25,567
   General and administrative..................................   1,907     3,554     5,069     5,507
                                                                -------  --------  --------  --------
       Total operating expenses................................  11,627    23,352    27,536    42,410
                                                                -------  --------  --------  --------
Loss from operations...........................................  (8,335)  (16,174)  (17,682)  (33,109)
Other income, net:.............................................
   Interest income, net........................................   1,766     3,353     3,768     6,695
                                                                -------  --------  --------  --------
Loss before provision for income taxes.........................  (6,569)  (12,821)  (13,914)  (26,414)
Provision for income taxes.....................................      79       125       154       125
                                                                -------  --------  --------  --------
Net loss....................................................... $(6,648) $(12,946) $(14,068) $(26,539)
                                                                =======  ========  ========  ========
   Basic and diluted net loss per share........................ $ (0.19) $  (0.38) $  (0.40) $  (0.79)
                                                                =======  ========  ========  ========
Weighted-average shares of common stock used in computing basic
  and diluted, net loss per share..............................  35,574    34,135    35,547    33,754
                                                                =======  ========  ========  ========


                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                 September 30,
                                                                              -------------------
                                                                                2001      2000
                                                                              --------  ---------
Operating Activities
Net loss..................................................................... $(14,068) $ (26,539)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation..............................................................    2,113      1,145
   Loss on disposal of fixed assets..........................................       32         --
   Amortization of private placement discount................................      254      1,628
   Amortization of warrants in connection with license and service agreement.      250      5,202
   Amortization of goodwill..................................................    1,334        390
   In-process research and development.......................................       --      1,870
   Amortization of development agreement.....................................    1,088      1,055
   Amortization of deferred compensation.....................................    1,186      1,744
   Accelerated vesting of stock options to employees.........................      125        475
   Changes in assets and liabilities:
       Accounts receivable...................................................   11,393     (8,022)
       Prepaid expenses and other current assets.............................      941       (524)
       Other assets..........................................................      493     (2,263)
       Accounts payable......................................................   (1,931)    (1,584)
       Accrued payroll and related liabilities...............................   (2,076)     3,021
       Other accrued and long-term liabilities...............................   (1,104)       (97)
       Deferred revenues.....................................................   (8,524)     2,899
                                                                              --------  ---------
Net cash used in operating activities........................................   (8,494)   (19,600)
Investing Activities
   Capital expenditures......................................................      (45)    (4,378)
   Acquisition of Wakely.....................................................       --     (4,755)
   Proceeds from sales of fixed assets.......................................       29         --
   Purchase of short term investments........................................  (19,204)   (71,357)
   Proceeds from sales and maturities of short term investment...............   71,031         --
   Purchase of long term investments.........................................  (27,498)   (30,219)
   Proceeds from sales and maturities of long term investment................    7,286         --
                                                                              --------  ---------
Net cash provided by (used in) in investing activities.......................   31,599   (110,709)
Financing Activities
   Net proceeds from initial public offering.................................       --       (129)
   Repurchase of common stock................................................   (3,013)        --
   Proceeds from shareholder notes receivable................................      298         --
   Proceeds from issuance of common stock....................................      138        238
                                                                              --------  ---------
Net cash (used in) provided by financing activities..........................   (2,577)       109
                                                                              --------  ---------
Net decrease in cash and cash equivalents....................................  (20,528)  (130,200)
Cash and cash equivalents at beginning of the period.........................   73,306    215,825
                                                                              --------  ---------
Cash and cash equivalents at end of the period............................... $ 52,778  $  85,625
                                                                              ========  =========
Supplemental Cash Flow Information
Deferred compensation related to stock options............................... $  1,152  $     408
Warrants issued in connection with development agreement..................... $    226  $      --

                            See accompanying notes.

                                SELECTICA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Summary of Significant Accounting Policies

  Basis of Presentation

   The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations and cash flows for the six months ended September 30, 2001 and 2000, and the condensed consolidated statements of operations for the three months ended September 30, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments, including normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and for all periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2001 has been derived from audited consolidated financial statements at that date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the prospectus and the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

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

   Customers who accounted for at least 10% of total revenues were as follows:

                                           Three Months Ended Six Months Ended
                                             September 30,     September 30,
                                           -----------------  ---------------
                                            2001        2000  2001       2000
                                           ----        ----   ----       ----
Fireman's Fund............................  11%          *     *           *
Dell......................................   *          20%    *          18%
Samsung SDS...............................   *          19%    *          23%
Cisco Systems.............................   *          12%    *           *

--------
* Revenues were less than 10%.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of September 30, 2001, application of the non-amortization provisions of these rules is expected to result in a decrease in net loss of approximately $2.7 million per year.

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

                                SELECTICA, INC.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We have implemented SFAS No. 133 beginning April 01, 2001. For the six months ended September 30, 2001, we did not hold any derivative instruments and did not engage in hedging activities, the adoption of SFAS No. 133 had no material impact on our financial position, results of operations or cash flows.

2. Cash Equivalents and Investments

  Cash Equivalents

   All cash equivalents as of September 30, 2001 and March 31, 2001 are classified as available-for-sale securities and included under the caption "cash and cash equivalents." The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's cash equivalents:

                                                 September 30, March 31
                                                     2001        2001
                                                 ------------- --------
                                                     (In Thousands)
         Cash Equivalents:
         Commercial papers......................    $ 8,738    $15,741
         Money market...........................     31,974     31,366
         Government agency notes................         --      8,947
         Corporate notes........................         --      6,066
                                                    -------    -------
         Total..................................    $40,712    $62,120
                                                    =======    =======

  Investments

   All investments as of September 30, 2001 and March 31, 2001 are classified as available-for-sale securities. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's short-term investments:

                                                September 30, March 31,
                                                    2001        2001
                                                ------------- ---------
                                                    (In Thousands)
        Short-term Investments:
        Auction rate preferreds................    $20,980     $    --
        Government agencies....................     23,737      40,893
        Corporate notes & bonds................      7,223      18,369
        Commercial paper.......................         --       4,494
        Municipal bonds........................      1,045          --
                                                   -------     -------
           Short-term investments at cost......     52,985      63,756
        Unrealized gains.......................        182          92
                                                   -------     -------
           Fair value..........................    $53,167     $63,848
                                                   =======     =======

                                                September 30, March 31,
                                                    2001        2001
                                                ------------- ---------
                                                    (In Thousands)
        Long-term Investments:
        Corporate notes & bonds................    $27,561     $20,981
        Government agencies....................     23,658      10,026
                                                   -------     -------
           Long-term investments at cost.......     51,219      31,007
        Unrealized gains.......................        419         137
                                                   -------     -------
           Fair value..........................    $51,638     $31,144
                                                   =======     =======

                                SELECTICA, INC.

   As of September 30, 2001, the Company has four operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposits of the leases in the amount of approximately $589,000 is classified as a restricted long-term investment and is held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., the total escrow fund of approximately $1.5 million is held in corporate bonds and classified as a restricted long-term investment. The escrow fund in amounts of $500,000 and $1.0 million will be paid in approximately 18 months and 36 months from the date of acquisition, respectively. The interest earned on the investment can be used in operations.

   Unrealized holding gains on available-for-sale securities as of September 30, 2001 and March 31, 2001 were approximately $601,000 and $229,000, respectively.

3. Stockholders' Equity

  Warrants

   In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company's Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of approximately $381,000 is being amortized over the remaining life of the development agreement. The Company amortized approximately $52,000 and $104,000 related to the fair value of the warrants in the three and six months ended September 30, 2001. The fair value of the warrants was fully amortized as of September 30, 2001.

   In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of approximately $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrant was estimated to be approximately $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company recorded an approximate $9.7 million loss on the contract in the year ended March 31, 2000, of which approximately $4.1 million was charged to costs of license revenues and approximately $5.6 million was charged to cost of services revenues. For the fiscal year of 2001, the Company amortized approximately $5.5 million related to the fair value of the warrants against the license revenue. For the three and six months ended September 30, 2001, the total amortization of the charges related to this agreement was $125,000 and $250,000, respectively. As of September 30, 2001, the remaining balance of the fair value of the warrants was $125,000 which balance will be fully amortized by December 31, 2001.

   In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company's common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company's common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and will be amortized over the next three years. For the three and six months ended September 30, 2001, the Company has amortized approximately $19,000 and $38,000 related to the fair value of the warrant.

                                SELECTICA, INC.

  Deferred Compensation

   During the six months ending September 30, 2001, options worth approximately $453,000 were granted to employees with exercise prices that were less than fair value, respectively. Such compensation will be amortized over the vesting period of the options, typically four years. For the six months ended September 30, 2001 and 2000, the Company amortized approximately $1.2 million and $1.7 million of deferred compensation, respectively. For the three months ended September 30, 2001 and 2000, the Company amortized approximately $553,000 and $895,000 of deferred compensation, respectively.

  Accelerated Options

   During the six months ended September 30, 2001, in association with employee termination agreements, the Company accelerated the vesting of options to purchase 38,659 shares of unvested common stock. For the six months ended September 30, 2001 and 2000, the Company recorded approximately $125,000 and $475,000 of related compensation expense. For the three months ended September 30, 2001 and 2000, there was no compensation expense recorded by the Company with regard to the acceleration of options.

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

   In addition, on May 30, 2001, the Company granted additional options to purchase an aggregate of approximately 4 million shares of its common stock to all its employees that did not participate in the option exchange offer. The Company will amortize approximately $350,000 in deferred compensation expense associated with these grants over four years.

  Stock Repurchase

   During the quarter ended September 30, 2001, the Company repurchased 927,600 shares of its common stock at an average price of $3.25 in the open market at a cost of approximately $3.0 million. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market.

4. Income Taxes

   The Company has recorded a tax provision of $79,000 and $154,000 for the three and six-month periods ended September 30, 2001, respectively, compared to $125,000 and $125,000 for the same periods a year ago. The provision for income taxes is intended primarily for state and foreign taxes.

5. Earnings Per Share

   The Company calculates earnings per share in accordance with Financial Accounting Standards Board No. 128, Earnings per Share. The diluted net loss per share is equivalent to the basic net loss per share because

                                SELECTICA, INC.

the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options to purchase 6,798,379 and 5,289,124 shares of common stock were excluded from the computations for the three and six-month periods ended September 30, 2001 as their effect is antidilutive, compared to 426,728 and 4,126,479 for the same periods a year ago.

6. Comprehensive Loss

   The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2001 and 2000 are as follows:

                                                  Three Months Ended  Six Months Ended
                                                    September 30,       September 30,
                                                  -----------------  ------------------
                                                   2001      2000      2001      2000
                                                  -------  --------  --------  --------
                                                              (In thousands)
Net loss......................................... $(6,648) $(12,946) $(14,068) $(26,539)
Change in unrealized gain on securities..........     247       341       373       107
                                                  -------  --------  --------  --------
Comprehensive loss............................... $(6,401) $(12,605) $(13,695) $(26,432)
                                                  =======  ========  ========  ========

   Accumulated other comprehensive gain was approximately $601,000 and $229,000 as of September 30, 2001 and March 31, 2001, and represents net unrealized gain on securities.

7. Litigation

   On June 5, 2001, a number of securities class action complaints were filed against the Company, the underwriters of the Company's initial public offering, and certain of the Company's executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company's initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company's initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in the Company's initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of the Company's common stock in the after-market at pre-determined prices. We believe that the claims against us are without merit and intend to defend against the complaints vigorously. To date, there have been no significant developments in the litigation. We believe that the resolution of such matter will not have a material impact to our financial position, results of operations or cash flows.

8. Restructuring

   For the six months ended September 30, 2001, the Company has recorded restructuring charges of approximately $1.4 million, which were the result of a plan established to align the Company's global workforce with existing and anticipated market requirements and necessitated by the Company's improved operating efficiencies. Approximately $189,000 of restructuring costs was accounted as cost of services revenues, $287,000 as research and development expense, $359,000 as sales and marketing expense and $605,000 as general and

                                SELECTICA, INC.

administrative expense. The restructuring charges were primarily for the severance and benefits paid to the terminated employees. During the six months ended September 30, 2001, the Company terminated 160 employees (or 21% of its workforce) globally, in the areas of administration, marketing, business development, engineering, sales, consulting and services support. The Company estimates that annual salary and fringe benefits savings of approximately $8.0 million will be recognized in fiscal 2002 as a result of these activities. The restructuring activities are expected to complete in December 2001. For the six months ended September 30, 2001 and the year ended March 31, 2001, the reserve for the restructuring was $221,000 and $350,000, respectively, which was included in current liabilities and is summarized as follows:

  Severance and Benefits:

    FY 2001 Restructuring Charges.............................. $   667,000
    Cash Charges...............................................    (317,000)
                                                                -----------
    Reserve balance, March 31, 2001............................     350,000
    FY 2002 Restructuring Charges 04/01/01 to 09/30/01.........   1,440,000
    Cash Charges for 04/01/01 to 09/30/01......................  (1,569,000)
                                                                -----------
    Reserve balance, September 30, 2001........................ $   221,000
                                                                ===========

9. Subsequent Events

   As of October 31, 2001, the Company has repurchased 1,362,600 shares of its common shares at an average price of $3.31 in the open market at a cost of approximately $4.5 million.

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

   For those arrangements that consist of a license and a maintenance contract, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered and we recognize maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance is determined.

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

   For the six months ended September 30, 2001, we recognized 74% of license and services revenues under the percentage-of-completion method, 16% under the completed contract method and 10% under the residual method. For the six months ended September 30, 2000, we recognized 42% of license and services revenues under the residual method, 41% under the percentage-of-completion method and 17% under the completed contract method. For the three months ended September 30, 2001, we recognized 72% of license and services revenues under the percentage-of-completion method, 27% under the completed contract method and 1% under the residual method. For the three months end September 30, 2000, we recognized 45% of license and services revenues under the percentage-of-completion method, 40% under the residual method and 15% under the completed contract method.

   Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our license and services revenues declined significantly in the quarters ended September 30, 2001, March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract.

   Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

  Factors Affecting Operating Results

   A relatively small number of customers accounted for a significant portion of our total revenues. For six months ended September 30, 2001, we did not have any customers which accounted for over 10% of our revenues. For the six months ended September 30, 2000, revenue from Samsung SDS and Dell accounted for 23% and 18% of our revenues, respectively. For the three months ended, September 30, 2001, revenue from Fireman's Fund accounted for 11% of our revenues.For the three months ended September 30, 2000, revenue from Dell, Samsung SDS, and Cisco accounted for 20%, 19%, and 12%, respectively.

   We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of September 30, 2001, we had an accumulated deficit of approximately $107.1 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. However, due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment and in an effort to achieve profitability, we underwent restructuring activities from March 2001 throughout the second quarter of fiscal year 2002. During the restructuring activities in March 2001, we reduced our headcount, primarily in India, by 158 individuals or approximately 20% of our workforce. As a result of the restructuring activities in March 2001, we reduced our annual operating expenses by approximately $3.7 million, principally from reduced salaries and associated expenses. During the restructuring activities for the six months ended September 30, 2001, we further reduced our headcount by 160 individuals globally or approximately 21% of our workforce compared to March 31, 2001. These restructuring activities resulted in an annual reduction of expenses by $8.0 million.

   In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our recent revenue growth, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the results of the fourth quarter of fiscal 2001, first and second quarter of fiscal 2002. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

  Equity Transactions

   In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and would be amortized over the next three years. As of September 30, 2001, we have amortized approximately $38,000 related to the fair value of the warrant.

   During the quarter ended September 30, 2001, the Company repurchased 927,600 shares of its common stock at an average price of $3.25 in the open market at a cost of approximately $3.0 million. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market.

Results of Operations

   The following table sets forth the percentage of total revenues for certain items in the Company's condensed consolidated statements of operations data for the three and six months ended September 30, 2001 and 2000.

                                                   Three Months Ended Six Months Ended
                                                      September 30     September 30,
                                                   ----------------   --------------
                                                    2001       2000   2001      2000
                                                   ----       ----    ----     ----
 As a Percentage of Total Revenues:
 Revenues:
    License.......................................  41%          47%   42%        48%
    Services......................................  59           53    58         52
                                                   ---         ----   ---       ----
        Total revenues............................ 100          100   100        100
 Cost of revenues:
    License.......................................   2            2     2          2
    Services......................................  64           44    57         53
                                                   ---         ----   ---       ----
        Total cost of revenues....................  66           46    59         55
                                                   ---         ----   ---       ----
        Gross profit (loss).......................  34           54    41         45
 Operating expenses:
    Research and development......................  38           52    34         54
    Sales and marketing...........................  62           97    60        123
    General and administrative....................  20           27    21         26
                                                   ---         ----   ---       ----
        Total operating expenses.................. 120          176   116        203
                                                   ---         ----   ---       ----
 Loss from operations............................. (86)        (122)  (75)      (158)
 Interest and other income (expense), net.........  18           25    16         32
                                                   ---         ----   ---       ----
 Net loss before taxes............................ (68)         (97)  (59)      (126)
 Provision for income taxes.......................   1            1     1          1
                                                   ---         ----   ---       ----
 Net loss......................................... (69)%        (98)% (60)%     (127)%
                                                   ===         ====   ===       ====

Three and Six Months Ended September 30, 2001 and 2000

  Revenues

   Total revenues were approximately $9.7 million and $23.8 million in the three and six months ended September 30, 2001 compared to approximately $13.2 million and $20.8 million, respectively, for the same periods a year ago. We believe that the future revenues will continue to fluctuate due to the changing number and size of the new customers, number of consulting projects and maintenance contracts, and environment in the current economy.

   License. License revenues totaled approximately $4.0 million and $10.0 million in the three and six months ended September 30, 2001 compared to approximately $6.3 million and $10.0 million, respectively, in the same period a year ago. For the six months ended September 30, 2001, license revenue was comparable to the same period a year ago. For the three months ended September 30, 2001, revenue decreased approximately $2.3 million compared to the three months ended September 30, 2000. This was primarily due to a decline in sales productivity arising from the weakening macroeconomic environment. The slowdown in the economy has caused a significant decrease in technology spending as well as extended the decision cycles of many potential customers. For the six months ended September 30, 2000, we amortized approximately $1.4 million against the license revenues in association with the fair value of the warrant issued to a significant customer in connection with a license and service agreement. For the three months ended September 30, 2000, we amortized approximately $733,000 against the license revenues in association with the fair value of the warrant issued to a significant customer in connection with a license and service agreement.

   Services. Services revenues totaled approximately $5.7 million and $13.8 million in the three and six months ended September 30, 2001, compared to approximately $7.0 million and $10.9 million, respectively, to the same periods a year ago. Our services revenues are comprised of fees from consulting, maintenance and training services. The increase of approximately $2.9 million in services revenues for the six months ended September 30, 2001 compared to the same period a year ago was due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with our increased installed base. However, a decrease of approximately $1.3 million for the three months ended September 30, 2001 compared to the same period ended September 30, 2000 was the result of the slowdown in economy which caused a significant decrease in technology spending. During the six months ended September 30, 2001 and 2000, revenues were also reduced by amortization of approximately $250,000 and $3.8 million, respectively, the fair value of the warrant issued to a significant customer in connection with a license and service agreement. During three months ended September 30, 2001 and 2000, revenues were reduced by amortization of approximately $125,000 and $1.7 million, respectively, the fair value of the warrant as noted. We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues.

  Cost of Revenues

   Cost of License Revenues. Cost of license revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. Cost of license was approximately $178,000 and $513,000 and represents 5% of license revenues in the three and six months ended September 30, 2001, as compared to approximately $277,000 and $508,000 or 4% and 5% of license revenues, respectively, for the same periods a year ago. We expect cost of license revenues to maintain a relatively consistent level as a percentage of license revenues.

   Cost of Services Revenue, Cost of services revenue is comprised mainly of salaries and related expenses of our services organization. For the three and six months ended September 30, 2001, cost of services revenues totaled approximately $6.2 million and $13.5 million up from approximately $5.8 million and $11.0 million, respectively, compared to the same periods a year ago. Cost of services revenues represented 108% and 98% of services revenues in the three months and six months ended September 30, 2001 compared to 83% and 101%, respectively, for the same period a year ago. The increase in cost of services was primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. In addition, during the six months ending September 30, 2001, we amortized approximately $414,000 for deferred compensation, $189,000 for restructuring costs related to the severance and benefits paid to terminated employees and $562,000 for goodwill in connection with the Wakely Software acquisition. During the six months ended September 30, 2000, we amortized approximately $358,000 for deferred compensation. During the three months ended September 30, 2001, we amortized approximately $220,000 for the deferred compensation and approximately $281,000 for goodwill in connection with the Wakely Software acquisition. For the three months ended September 30, 2000, we amortized approximately $176,000 for deferred compensation and approximately $13,000 for goodwill in connection with the Wakely Software acquisition. We expect cost of services revenues to fluctuate as a percentage of service revenues.

  Gross Margin

   For the three and six months ended September 30, 2001, we experienced overall gross margins of 34% and 41% compared to overall gross margins of 54% and 45%, respectively, for the same periods a year ago. We expect that our overall gross margins will continue to fluctuate due to the timing of services and license revenue recognition and will continue to be adversely affected by lower margins associated with services revenues. The amount of impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

   Gross Margin -- Licenses. Gross margin for license revenues was approximately 95% for the three and six months ended September 30, 2001 and 96% and 95%, respectively, for the same periods a year ago.

   Gross Margin -- Services. Gross margin for services was approximately negative 8% and 2% for the three and six months ended September 30, 2001 and 17% and negative 1%, respectively, for the same periods a year ago. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins on our service contracts. We anticipate that the cost of services revenues will fluctuate as a percentage of service revenue.

  Operating Expenses

   Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering, quality assurance, and technical publications efforts. Research and development costs were approximately $3.7 million and $8.1 million for the three and six months ended September 30, 2001 down from approximately $7.0 million and $11.3 million, respectively, compared to the same periods a year ago. The decrease was primarily due to our restructuring. During the six months ended September 30, 2001, we amortized approximately $137,000 for deferred compensation, $1.1 million for the development agreement entered into with a significant customer and $287,000 for restructuring charges. During the six months ended September 30, 2000, we amortized approximately $173,000 for deferred compensation, $1.1 million for the development agreement entered into with a significant customer, and one-time $1.9 million charge for in process research and development in relation to the Wakely Software acquisition. During the three months ended September 30, 2001, we amortized approximately $67,000 for deferred compensation and $544,000 for the development agreement entered into with a significant customer. During the three months ended September 30, 2000, we amortized approximately $87,000 for deferred compensation, $526,000 for the development agreement entered into with a significant customer and one-time $1.9 million charge for in process research and development in relation to the Wakely Software acquisition.

   Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization and marketing programs, including trade shows, sales materials, and advertising. Sales and marketing expenses totaled approximately $6.0 million and $14.3 million in the three and six months ended September 30, 2001 down from approximately $12.8 million and $25.6 million, respectively, for the same periods a year ago. The decreases were primarily due to our restructuring and a reduction in spending on marketing programs. During the six months ended September 30, 2001, we amortized approximately $422,000 for deferred compensation, $359,000 for restructuring charges and $106,000 for acceleration of stock option vesting. During the six months ended September 30, 2000, we amortized $981,000 for deferred compensation and $431,000 for acceleration of stock option vesting. During the three months ended September 30, 2001 and 2000, we amortized approximately $160,000 and $517,000 for deferred compensation, respectively.

   General and Administrative. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses totaled approximately $1.9 million and $5.1 million in the three and six months ended September 30, 2001, down from approximately $3.6 million and $5.5 million, respectively, compared to the same periods a year ago. The decrease was primarily due to our restructuring plan. During the six months ended September 30, 2001, we amortized approximately $213,000 for deferred compensation, $12,000 for acceleration of stock option vesting, $605,000 for restructuring charges, and $766,000 for the amortization of goodwill in connection with the Wakely Software acquisition. For the six months ended September 30, 2000, we amortized approximately $232,000 for deferred compensation, $44,000 for acceleration of stock option vesting and $255,000 from the amortization of goodwill in connection with the Wakely Software acquisition. During the three months ended September 30, 2001, we amortized approximately $106,000 for deferred compensation, $49,000 for restructuring charges and $383,000 for the amortization of goodwill in connection with the Wakely Software acquisition. During the three months ended September 30, 2000, we amortized approximately $116,000 for deferred compensation and $255,000 for the amortization of goodwill in connection with the Wakely Software acquisition.

  Interest and Other Income, Net

   Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable. Interest and other income, net totaled approximately $1.8 million and $3.8 million for the three and six months ended September 30, 2001 compared with interest income of approximately $3.4 million and $6.7 million, respectively, for the comparable periods in the prior year. The decrease was primarily due to the lower interest rate and the reduction of the cash balance which was used for our expansion and the operation of our business during the fiscal year of 2001.

  Provision for Income Taxes

   For the three months and six months ended September 30, 2001, we have recorded a tax provision of approximately $75,000 and $154,000 compared to none and $125,000, respectively, for the same period a year ago. The provision for income taxes consists primarily of state income taxes and foreign taxes.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of September 30, 2001, application of the non-amortization provisions of these rules is expected to result in a decrease in net loss of approximately $2.7 million per year.

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

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We have implemented SFAS No. 133 beginning April 01, 2001. For the six months ended September 30, 2001, we did not hold any derivative instruments and did not engage in hedging activities, the adoption of SFAS No. 133 had no material impact on our financial position, results of operations or cash flows.

Consolidated Balance Sheet Data

   Cash, cash equivalents, short-term and long-term investments were approximately $157.6 million at September 30, 2001 compared to approximately $168.3 million at March 31, 2001. The decrease primarily relates to cash used in operations during the six months ended September 30, 2001 of approximately $7.7 million and $3.0 million of stock repurchase in the open market. Accounts receivable was approximately $7.6 million at September 30, 2001 compared to approximately $19.0 million at March 31, 2001. The decrease of approximately $11.4 million was mainly due to payments received from customers and lower revenues in the current quarter as compared to the fourth quarter of fiscal 2001. Prepaid expenses were approximately $3.0 million at September 30, 2001 compared to approximately $4.0 million at March 31, 2001. The decrease was primarily due to the monthly amortization of prepaid insurance and lower prepaid commission directly associated with lowered revenues. Development agreement, net was approximately $189,000 at September 30, 2001 and approximately $1.1 million at March 31, 2001. The decrease was due to the amortization for the six months ended September 30, 2001.

   Current liabilities were approximately $23.0 million at September 30, 2001 and approximately $36.3 million at March 31, 2001. The decrease of approximately $13.3 million was primarily due to the decrease of our marketing activities, accrued payroll expenses and overall general spending. In addition, deferred revenue was reduced by approximately $8.0 million in the current period.

Liquidity and Capital Resources

   As of September 30, 2001, cash, cash equivalents and short-term investments totaled approximately $105.9 million, compared to approximately $137.2 million at March 31, 2001. We currently have no significant capital commitments other than obligations under operating leases.

   We have funded our operations with proceeds from the private sale of common and preferred stock, and public offering. Cash used by operating activities for the six months ended September 30, 2001 was approximately $9.0 million and was primarily as a result of our net loss adjusted for noncash items, decrease in accounts receivable and deferred revenues.

   Cash provided by investing activities for the six months ended September 30, 2001 was approximately $12 million and consisted primarily of the net proceeds from the sales of short-term and long-term investments.

   Cash used for financing activities for the six months ended September 30, 2001 was approximately $2.6 million and consisted primarily the stock repurchase program.

   We believe that our existing cash and cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least in next 12 months.

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

   Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly in the quarters ended September 30, 2001, March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations." Because these expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

   We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $49.9 million, $31.8 million and $7.5 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. We have incurred net losses of approximately $14.1 million for the six months ended September 30, 2001 an accumulated deficit of approximately $107.1 million as of September 30, 2001. We intend to reduce our research and development, sales and marketing, and general and administrative expenses, and consequently expect our losses to be reduced in the future. We will need to generate significant increases in our revenues to achieve profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

   Competitors vary in size and in the scope and breadth of the products and services offered. Some of our competitors and potential competitors have a number of significant advantages over us, including:

   . a longer operating history;

   . preferred vendor status with our customers;

   . more extensive name recognition and marketing power; and

   . significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies, and customer requirements.

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

   Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 36% of our revenues for the six months ended September 30, 2001 and 55% for the fiscal year ended March 31, 2001, respectively, and our ten largest customers accounted for 58% of our revenues for the six months ended September 30, 2001 and 67% for the fiscal year ended March 31, 2001, respectively. There was no significant customer who accounted for more than 10% of total revenues for the six months ended September 30, 2001. Revenues from significant customers as a percentage of total revenues for the year ended March 31, 2001 are as follows:

Fiscal Year ended March 31, 2001

        Samsung, SDS............................................... 17%
        Dell....................................................... 16%
        Cisco...................................................... 14%

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

   Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 58% and 52% of total revenues for the six months ended September 30, 2001 and 2000 respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 2% and negative 1% for the six months ended September 30, 2001 and 2000, respectively, compared to gross margins for license revenues of 95% for the six months ended September 30, 2001 and for the six months ended September 30, 2000.

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

   We conduct quality assurance and professional services operations in India. As of September 30, 2001, there were 252 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India.

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

   We may acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

  . issue stock that would dilute our current stockholders' percentage ownership;

  .  incur debt;

  .  assume liabilities;

  . incur amortization expenses related to goodwill and other intangible assets; or

  .  incur large and immediate write-offs.

   These investments, acquisitions or joint ventures also involve numerous risks, including:

  . problems combining the purchased operations, technologies or products with ours;

  .  unanticipated costs;

  .  diversion of managements' attention from our core business;

  . adverse effects on existing business relationships with suppliers and customers;

  . potential loss of key employees, particularly those of the acquired organizations; and

  . reliance to our disadvantage on the judgment and decisions of third parties and lack of control over the operations of a joint venture partner.

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

   Any threat of intellectual property litigation could force us to do one or more of the following:

  . cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

  . obtain from the holder of the infringed intellectual property right a license to sell or use the relevant intellectual property, which license may not be available on reasonable terms;

  . redesign those products or services that incorporate such intellectual property; or

  . pay money damages to the holder of the infringed intellectual property right.

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

   We intend to expand our operations internationally. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell or deliver our products internationally. If successful in our international expansion, we will be subject to a number of risks associated with international operations, including:

  .  longer accounts receivable collection cycles;

  .  expenses associated with localizing products for foreign markets;

  .  difficulties in managing operations across disparate geographic areas;

  .  difficulties in hiring qualified local personnel;

  . difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

  . unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations; and

  . fluctuations in foreign exchange rates and the possible lack of financial stability in foreign countries that prevent overseas sales growth.

Our rapid growth places a significant strain on our management systems and resources, and if we fail to manage this growth, our business will be harmed.

   We have recently experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to September 30, 2001, we expanded from 68 to 558 employees, including 31 employees from the acquisition of Wakely Software.

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

   We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $8.6 million in net deferred compensation charges. During the years ended March 31, 2001 and 2000, we amortized approximately $4.3 million and approximately $1.3 million of such charges, respectively. For six months ended September 30, 2001, the total amortization of the deferred compensation expenses was approximately $1.2 million. We expect to amortize approximately $2.6 million of stock-based compensation for the fiscal year ending March 31, 2002 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

   In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was approximately $16.4 million. In the quarter ended March 31, 2000, we recorded a charge of approximately $9.7 million related to the loss on the license and software maintenance contract, of which approximately $4.1 million was charged to cost of license revenues and approximately $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. During the year ended March 31, 2001, revenues were reduced by amortization of approximately $5.5 million in connection with this license and services agreement. For the six months ended September 30, 2001, the total amortization of charges related to this agreement was approximately $250,000 against the revenue. The remaining balance of the fair value of the warrants was approximately $125,000 and will be fully amortized by the quarter ended December 31, 2001.

   In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000. As of September 30, 2001, we have amortized approximately $38,000 related to the fair value of the warrant.

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

   Growth in sales of our products and services depends upon the continued and increased use of the Internet as a medium for commerce and communication.
Growth in the use of the Internet is a recent phenomenon and may not continue. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. There have also been recent well-publicized security breaches involving "denial of service" attacks on major web sites. Concerns over these and other security breaches may slow the adoption of electronic commerce by businesses, while privacy concerns over inadequate security of information distributed over the Internet may also slow the adoption of electronic commerce by individual consumers. Other risks associated with commercial use of the Internet could slow its growth, including:

  .  inadequate reliability of the network infrastructure;

  .  slow development of enabling technologies and complementary products; and

  .  limited accessibility and ability to deliver quality service.

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

   We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $571,000 (less than 0.4%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2001.

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

Date: November 13, 2001

                                          SELECTICA, INC.

                                          By:      /s/ STEPHEN R. BENNION
                                             __________________________________
                                                   Stephen R. Bennion
                                          Chief Financial Officer and Secretary