Form 10-Q/A
period 2001-09-30
SELECTICA INC
filed 2001-12-21
CIK 1090908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                        Commission File Number 0-29637

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

   This amendment is being filed to correct errors relating to the amount of purchase of short-term investments and net cash provided by (used in) investing activities contained in the following section of "Item 1 - Condensed Consolidated Statements of Cash Flows" and the corresponding discussion in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection Liquidity and Capital Resources. Due to clerical errors, the Company reported that the amount of cash used for the purchase of short-term investments and net cash provided by investing activities were approximately $19.2 million and $31.6 million, respectively, for the quarter ended September 30, 2001. The corrected amount of cash used for the purchase of short-term investments was approximately $60.3 million and the net cash used in investing activities was approximately $9.5 million. These changes have no impact on any amounts or disclosures in the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations or the notes thereto contained in Item 1 of the Form 10Q or any other amounts in the remainder of the Condensed Consolidated Statements of Cash Flows. Under the subsection of Liquidity and Capital Resources of the Management's Discussion and Analysis, the Company reported that the cash provided by investing activities for the six months ended September 30, 2001 was approximately $12.0 million. The corrected amount of cash used for investing activities was approximately $9.5 million. This change has no impact on any amounts or disclosures in the remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Accordingly, "Item 1 - Condensed Consolidated Statements of Cash Flows" and the corresponding discussion in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subsection Liquidity and Capital Resources are hereby amended and restated as follows:

             ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                               September 30,
                                                                            -------------------
                                                                              2001      2000
                                                                            --------  ---------
Operating Activities
Net loss................................................................... $(14,068) $ (26,539)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation..............................................................    2,113      1,145
 Loss on disposal of fixed assets..........................................       32         --
 Amortization of private placement discount................................      254      1,628
 Amortization of warrants in connection with license and service agreement.      250      5,202
 Amortization of goodwill..................................................    1,334        390
 In-process research and development.......................................       --      1,870
 Amortization of development agreement.....................................    1,088      1,055
 Amortization of deferred compensation.....................................    1,186      1,744
 Accelerated vesting of stock options to employees.........................      125        475
 Changes in assets and liabilities:
   Accounts receivable.....................................................   11,393     (8,022)
   Prepaid expenses and other current assets...............................      941       (524)
   Other assets............................................................      493     (2,263)
   Accounts payable........................................................   (1,931)    (1,584)
   Accrued payroll and related liabilities.................................   (2,076)     3,021
   Other accrued and long-term liabilities.................................   (1,104)       (97)
   Deferred revenues.......................................................   (8,524)     2,899
                                                                            --------  ---------
Net cash used in operating activities......................................   (8,494)   (19,600)
Investing Activities
 Capital expenditures......................................................      (45)    (4,378)
 Acquisition of Wakely.....................................................       --     (4,755)
 Proceeds from sales of fixed assets.......................................       29         --
 Purchase of short term investments........................................  (60,260)   (71,357)
 Proceeds from sales and maturities of short term investment...............   71,031         --
 Purchase of long term investments.........................................  (27,498)   (30,219)
 Proceeds from sales and maturities of long term investment................    7,286         --
                                                                            --------  ---------
Net cash provided by (used in) in investing activities.....................   (9,457)  (110,709)
Financing Activities
 Net proceeds from initial public offering.................................       --       (129)
 Repurchase of common stock................................................   (3,013)        --
 Proceeds from shareholder notes receivable................................      298         --
 Proceeds from issuance of common stock....................................      138        238
                                                                            --------  ---------
Net cash (used in) provided by financing activities........................   (2,577)       109
                                                                            --------  ---------
Net decrease in cash and cash equivalents..................................  (20,528)  (130,200)
Cash and cash equivalents at beginning of the period.......................   73,306    215,825
                                                                            --------  ---------
Cash and cash equivalents at end of the period............................. $ 52,778  $  85,625
                                                                            ========  =========
Supplemental Cash Flow Information
Deferred compensation related to stock options............................. $  1,152  $     408
Warrants issued in connection with development agreement................... $    226  $      --

                            See accompanying notes.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

   As of September 30, 2001, cash, cash equivalents and short-term investments totaled approximately $105.9 million, compared to approximately $137.2 million at March 31, 2001. We currently have no significant capital commitments other than obligations under operating leases.

   We have funded our operations with proceeds from the private sale of common and preferred stock, and public offering. Cash used in operating activities for the six months ended September 30, 2001 was approximately $9.0 million and was primarily as a result of our net loss adjusted for noncash items, decrease in accounts receivable and deferred revenues.

   Cash used for investing activities for the six months ended September 30, 2001 was approximately $9.5 million and consisted primarily of the net purchases of short-term and long-term investments.

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

Date: December 21, 2001

                                          SELECTICA, INC.

                                          By:  /s/ Stephen R. Bennion
                                            ___________________________________
                                          Stephen R. Bennion
                                          Chief Financial Officer and Secretary