Form 10-Q
period 2001-12-31
SELECTICA INC
filed 2002-02-14
CIK 1090908

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 0-29637

                             ---------------------

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

     Approximately 34,879,732 shares of Common Stock, $0.0001 par value, as of January 31, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                 SELECTICA INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I  FINANCIAL INFORMATION
ITEM 1:  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets as of December 31,
         2001 (Unaudited) and March 31, 2001.........................    2
         Condensed Consolidated Statements of Operations for the
         three months ended December 31, 2001 and 2000 and nine
         months ended December 31, 2001 and 2000 (Unaudited).........    3
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended December 31, 2001 and 2000 (Unaudited).........    4
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    5
ITEM 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11
ITEM 3:  Quantitative and Qualitative Disclosure about Market Risk...   29

                        PART II  OTHER INFORMATION
ITEM 6:  Exhibits and Reports on Form 8-K............................   31
Signatures...........................................................   32

                                SELECTICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2001*
                                                              ------------   ---------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $  69,477     $ 73,306
  Short-term investments....................................      44,644       63,848
  Accounts receivable, net of allowance for doubtful
     accounts of $744 and $1,051, respectively..............       7,881       18,965
  Prepaid expenses and other current assets.................       2,776        4,009
                                                               ---------     --------
  Total current assets......................................     124,778      160,128
Property and equipment, net.................................       8,358       11,469
Goodwill, net of amortization of $3,814 and $1,815,
  respectively..............................................      10,638       12,637
Other assets................................................         791        1,311
Long-term investments.......................................      39,520       31,144
Investments, restricted.....................................       1,454        2,079
Development agreements, net of amortization of $4,224 and
  $3,117, respectively......................................         170        1,051
                                                               ---------     --------
Total assets................................................   $ 185,709     $219,819
                                                               =========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   1,230     $  3,210
  Accrued payroll and related liabilities...................       2,682        5,003
  Other accrued liabilities.................................       5,128        5,717
  Deferred revenues.........................................      14,142       22,382
                                                               ---------     --------
Total current liabilities...................................      23,182       36,312
Other long term liabilities.................................       1,178          969
Commitments and contingencies Stockholders' equity:
  Common stock..............................................           4            4
  Additional paid-in capital................................     284,762      285,179
  Deferred compensation.....................................      (5,000)      (7,970)
  Stockholder notes receivable..............................      (1,617)      (1,915)
  Accumulated deficit.......................................    (112,590)     (92,989)
  Accumulated other comprehensive income....................         380          229
  Treasury stock............................................      (4,590)          --
                                                               ---------     --------
  Total stockholders' equity................................     161,349      182,538
                                                               ---------     --------
Total liabilities and stockholders' equity..................   $ 185,709     $219,819
                                                               =========     ========

---------------

* Amounts derived from audited financial statements at the date indicated

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         DECEMBER 31,         DECEMBER 31,
                                                      ------------------   -------------------
                                                       2001       2000       2001       2000
                                                      -------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  License...........................................  $ 2,860   $  8,659   $ 12,898   $ 18,614
  Services..........................................    7,485     10,950     21,280     21,823
                                                      -------   --------   --------   --------
          Total revenues............................   10,345     19,609     34,178     40,437
Cost of revenues:
  License...........................................      229        414        742        922
  Services..........................................    5,848      7,836     19,314     18,855
                                                      -------   --------   --------   --------
          Total cost of revenues....................    6,077      8,250     20,056     19,777
                                                      -------   --------   --------   --------
Gross profit........................................    4,268     11,359     14,122     20,660
Operating expenses:
  Research and development..........................    3,494      5,131     11,639     16,467
  Sales and marketing...............................    5,753     13,004     20,075     38,571
  General and administrative........................    1,743      4,432      6,812      9,939
                                                      -------   --------   --------   --------
          Total operating expenses..................   10,990     22,567     38,526     64,977
                                                      -------   --------   --------   --------
Loss from operations................................   (6,722)   (11,208)   (24,404)   (44,317)
Other income, net:
  Interest income, net..............................    1,264      3,364      5,032     10,059
                                                      -------   --------   --------   --------
Loss before provision for income taxes..............   (5,458)    (7,844)   (19,372)   (34,258)
Provision for income taxes..........................       75         75        229        200
                                                      -------   --------   --------   --------
Net loss............................................  $(5,533)  $ (7,919)  $(19,601)  $(34,458)
                                                      =======   ========   ========   ========
Basic and diluted, net loss per share...............  $ (0.16)  $  (0.23)  $  (0.56)  $  (1.01)
                                                      =======   ========   ========   ========
Weighted-average shares of common stock used in
  computing basic and diluted, net loss per share
  applicable to common stockholders.................   34,697     35,101     35,258     34,249
                                                      =======   ========   ========   ========

                            See accompanying notes.

                                SELECTICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $(19,601)  $ (34,458)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     3,200       1,971
  Loss on disposal of fixed assets..........................        32          --
  Amortization of private placement discount................       254       2,722
  Amortization of warrants in connection with license and
     service agreement......................................       375       5,936
  Compensation expense related to repurchase of shares over
     fair market value......................................        --         873
  Amortization of goodwill..................................     1,999       1,028
  In-process research and development.......................        --       1,870
  Amortization of development agreement.....................     1,107       1,581
  Amortization of deferred compensation.....................     1,717       2,576
  Accelerated vesting of stock options to employees.........       125         527
  Changes in assets and liabilities:
     Accounts receivable, net...............................    11,084     (13,647)
     Prepaid expenses and other current assets..............     1,733         (21)
     Other assets...........................................     1,145      (2,147)
     Accounts payable.......................................    (1,980)       (261)
     Accrued payroll and related liabilities................    (2,321)      2,169
     Other accrued and long-term liabilities................      (380)        617
     Deferred revenues......................................    (8,869)        271
                                                              --------   ---------
Net cash used in operating activities.......................   (10,380)    (28,393)
INVESTING ACTIVITIES
  Purchase of fixed assets..................................      (153)     (6,063)
  Proceeds from sales of fixed assets.......................        32          --
  Acquisition of Wakely Software, Inc.......................        --      (4,755)
  Acquisition of certain assets and liabilities of
     LoanMarket Resources, LLC..............................        --        (216)
  Purchase of short term investments........................   (68,075)    (95,915)
  Proceeds from sales and maturities of short-term
     investments............................................    86,787          --
  Purchase of long term investments.........................   (39,368)    (29,699)
  Proceeds from sales and maturities of long-term
     investments............................................    31,135          --
                                                              --------   ---------
Net cash provided by (used in) investing activities.........    10,358    (136,648)
FINANCING ACTIVITIES
  Cost of financing.........................................        --      (1,209)
  Cost of stock repurchase..................................    (4,590)         --
  Proceeds from stockholder notes receivable................       298         386
  Net proceeds from issuance of common stock................       485       2,865
                                                              --------   ---------
Net cash provided by (used in) financing activities.........    (3,807)      2,042
                                                              --------   ---------
Net decrease in cash and cash equivalents...................    (3,829)   (162,999)
Cash and cash equivalents at beginning of the period........    73,306     215,825
                                                              --------   ---------
Cash and cash equivalents at end of the period..............  $ 69,477   $  52,826
                                                              ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Deferred compensation related to stock options............  $  1,152   $   1,111
  Warrants issued in connection with development
     agreement..............................................  $    226   $      --
  Repurchase of stock in exchange for cancellation of
     notes..................................................  $     --   $   4,500

                            See accompanying notes.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of operations and cash flows for the nine months ended December 31, 2001 and 2000, the condensed consolidated statements of operations for the three months ended December 31, 2001 and 2000 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments, including normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows at December 31, 2001 and for all periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2001 have been derived from audited consolidated financial statements at that date.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of operations and cash flows for the nine months ended December 31, 2001 and 2000, the condensed consolidated statements of operations for the three months ended December 31, 2001 and 2000 and accompanying notes. Actual results could differ from those estimates.

CUSTOMER CONCENTRATIONS

     A limited number of customers have historically accounted for a substantial portion of the Company's revenues.

     Customers who accounted for at least 10% of total revenues were as follows:

                                                           THREE MONTHS    NINE MONTHS
                                                              ENDED           ENDED
                                                           DECEMBER 31,    DECEMBER 31,
                                                           ------------    ------------
                                                           2001    2000    2001    2000
                                                           ----    ----    ----    ----
Cisco Systems............................................   *       18%     *       13%
Dell.....................................................   *       14%     *       16%
Highmark Blue Cross Blue Shield..........................   *       12%     *        *
Samsung SDS..............................................   *       12%     *       18%

---------------

* Revenues were less than 10%.

     There were no customers who accounted for at least 10% of total revenues for the three and nine months ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of December 31, 2001, application of the non-amortization provisions of these rules is expected to result in a decrease in net loss of approximately $2.7 million per year.

     The new rules also require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2002. During fiscal 2003, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2002, the Company will continue to review goodwill impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Goodwill will continue to be amortized through to March 31, 2002. As of December 31, 2001, the Company's balance of goodwill was $10.6 million.

2.  CASH EQUIVALENTS AND INVESTMENTS

  CASH EQUIVALENTS

     All cash equivalents as of December 31, 2001 and March 31, 2001 are classified as available-for-sale securities and included under the caption "cash and cash equivalents." The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's cash equivalents:

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2001
                                                              ------------   ---------
                                                                   (IN THOUSANDS)
CASH EQUIVALENTS:
Commercial papers...........................................    $19,276       $15,741
Money market................................................     36,011        31,366
Government agency notes.....................................         --         8,947
Corporate notes.............................................         --         6,066
                                                                -------       -------
Total.......................................................    $55,287       $62,120
                                                                =======       =======

  INVESTMENTS

     All investments as of December 31, 2001 and March 31, 2001 are classified as available-for-sale securities. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company's short-term investments:

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2001
                                                              ------------   ---------
                                                                   (IN THOUSANDS)
SHORT-TERM INVESTMENTS:
  Auction rate preferreds...................................    $20,720       $    --
  Government agencies.......................................     20,739        40,893
  Corporate notes & bonds...................................         --        18,369
  Commercial paper..........................................         --         4,494
  Municipal bonds...........................................      3,085            --
                                                                -------       -------
     Short-term investments at cost.........................     44,544        63,756
  Unrealized gains..........................................        100            92
                                                                -------       -------
     Fair value.............................................    $44,644       $63,848
                                                                =======       =======

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2001
                                                              ------------   ---------
                                                                   (IN THOUSANDS)
LONG-TERM INVESTMENTS:
  Corporate notes & bonds...................................    $23,430       $20,981
  Government agencies.......................................     15,810        10,026
                                                                -------       -------
     Available for sale securities at cost..................     39,240        31,007
  Unrealized gains..........................................        280           137
                                                                -------       -------
     Fair value.............................................    $39,520       $31,144
                                                                =======       =======

     As of December 31, 2001, the Company has three operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposit of the leases in the amount of approximately $454,000 is classified as a restricted long-term investment and is held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., the total escrow fund of approximately $1.5 million is held in corporate bonds, of which $500,000 is classified as an other current asset, and will be paid to the founder of Wakely Software, Inc. on February 8, 2002 per the escrow agreement. The balance of $1.0 million is classified as a restricted long-term investment and will be paid in August 2003. The interest earned on the investment can be used in operations.

     Unrealized holding gains on available-for-sale securities as of December 31, 2001 and March 31, 2001 were approximately $380,000 and $229,000, respectively.

3.  STOCKHOLDERS' EQUITY

  WARRANTS

     In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of approximately $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrant was estimated to be approximately $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. As the warrant value less the warrant purchase price of $800,000, exceeds the related license and maintenance revenue under the agreement and subsequent services agreements, the Company recorded an approximate $9.7 million loss on the contract in the year ended March 31, 2000, of which approximately $4.1 million was charged to costs of license revenues and approximately $5.6 million was charged to cost of services revenues. For the fiscal year of 2001, the Company amortized approximately $5.5 million related to the fair value of the warrants against the license revenue. For the three and nine months ended December 31, 2001, the total amortization of the charges to the cost of service revenue related to this agreement was approximately $125,000 and $375,000, respectively. For the three and nine months ended December 31, 2000, the total amortization of the charges to the cost of service revenue related to this agreement was approximately $733,000 and $5.9 million, respectively. The fair value of the warrants was fully amortized in the quarter ended December 31, 2001.

     In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company's common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company's common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and will be amortized over the

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

next three years. For the three and nine months ended December 31, 2001, the Company has amortized approximately $19,000 and $57,000 related to the fair value of the warrant.

  DEFERRED COMPENSATION

     The Company granted 2,750 and 728,900 options to employees with exercise price that were less than fair value and recorded net deferred compensation of approximately $2,000 and $455,000, for three and nine months ended December 31, 2001, respectively. Such compensation will be amortized over the vesting period of the options, typically four years. For the nine months ended December 31, 2001 and 2000, the Company amortized approximately $1.7 million and $2.6 million of deferred compensation, respectively. For the three months ended December 31, 2001 and 2000, the Company amortized approximately $532,000 and $831,000 of deferred compensation, respectively.

  ACCELERATED OPTIONS

     During the nine months ended December 31, 2001 and 2000, in association with employee termination agreements, the Company accelerated the vesting of options to purchase 38,659 and 24,807 shares of unvested common stock, respectively. For the nine months ended December 31, 2001 and 2000, the Company recorded approximately $125,000 and $527,000 of related compensation expense. For the three months ended December 31, 2001, the Company recorded no compensation expense regard to the acceleration of options. For the three months ended December 31, 2000, the Company recorded approximately $52,000 of related compensation expense.

  STOCK OPTIONS

     On April 27, 2001, the Company commenced an option exchange program in which its employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred and twenty percent (120%) of the number of shares of its common stock subject to the options that were exchanged and canceled. The new options will be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers or the members of our Board of Directors. On December 3, 2001, the option exchange program was completed. There were 340,000 stock options cancelled in exchange for the issuance of 408,000 new stock options at the grant price of $3.92 per share.

     In addition, on May 30, 2001, the Company granted additional options to purchase an aggregate of approximately 4 million shares of its common stock to all its employees that did not participate in the option exchange offer. The Company will amortize approximately $350,000 in deferred compensation expense associated with these grants over four years.

  STOCK REPURCHASE

     During the nine months ended December 31, 2001, the Company repurchased 1,382,600 shares of its common stock at an average price of $3.20 in the open market at a cost of approximately $4.6 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

4.  INCOME TAXES

     For the nine months ended December 31, 2001 and 2000, the Company has recorded a tax provision of $229,000 and $200,000. For the three months ended December 31, 2001 and 2000, the Company has recorded a tax provision of $75,000 and $75,000. They were primarily accrued for state and foreign taxes.

5.  EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with Financial Accounting Standards Board No. 128, Earnings per Share. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options to purchase 5,771,846 and 5,446,796 shares of common stock were excluded from the computations for the three and nine-month periods ended December 31, 2001 as their effect is antidilutive, compared to 1,664,453 and 4,896,675 for the three and nine-month periods ended December 31, 2000.

6.  COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          DECEMBER 31,          DECEMBER 31,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Net loss.............................................  $(5,533)   $(7,919)   $(19,601)  $(34,458)
Change in unrealized gain on securities..............     (222)       113         151        220
                                                       -------    -------    --------   --------
Comprehensive loss...................................  $(5,755)   $(7,806)   $(19,450)  $(34,238)
                                                       =======    =======    ========   ========

     Accumulated other comprehensive gain was approximately $380,000 and $229,000 as of December 31, 2001 and March 31, 2001, and represents net unrealized gain on securities.

7.  LITIGATION

     Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, the underwriters of the Company's initial public offering, and certain of the Company's executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company's initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company's initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in the Company's initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of the Company's common stock in the after-market at pre-determined prices.

     On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPO's of those issuers. The consolidation was for purposes of pretrial motions and discovery only. We believe that the claims against us are without merit and intend to defend against the complaints vigorously.

                                SELECTICA, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS -- (CONTINUED)

8.  RESTRUCTURING

     For the nine months ended December 31, 2001, the Company has recorded restructuring charges of approximately $1.4 million, which were the result of a plan established to align the Company's global workforce with existing and anticipated market requirements and necessitated by the Company's improved operating efficiencies. Approximately $189,000 of restructuring costs was accounted as cost of services revenues, $287,000 as research and development expense, $359,000 as sales and marketing expense and $605,000 as general and administrative expense. The restructuring charges were primarily for the severance and benefits paid to the terminated employees. During the nine months ended December 31, 2001, the Company terminated 160 employees (or 21% of its workforce) globally, in the areas of administration, marketing, business development, engineering, sales, consulting and services support. The Company estimates that annual salary and fringe benefits savings of approximately $8.0 million will be recognized in fiscal 2002 as a result of these activities. For the nine months ended December 31, 2001 and the year ended March 31, 2001, the reserve for the restructuring was $111,000 and $350,000, respectively, which was included in current liabilities and is summarized as follows:

  SEVERANCE AND BENEFITS:

FY 2001 Restructuring Charges...............................   $   667,000
Cash Charges................................................      (317,000)
                                                               -----------
Reserve balance, March 31, 2001.............................       350,000
FY 2002 Restructuring Charges April 01, 2001 to December 31,
  2001......................................................     1,440,000
Cash Charges for April 01, 2001 to December 31, 2001........    (1,679,000)
                                                               -----------
Reserve balance, December 31, 2001..........................   $   111,000
                                                               ===========

9.  SUBSEQUENT EVENTS

     As of February 12, 2002, the Company has repurchased 92,000 shares of its common shares at an average price of $3.90 in the open market at a cost of approximately $363,000 including brokerage fees.

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

     For the nine months ended December 31, 2001, we recognized 67% of license and services revenues under the percentage-of-completion method, 26% under the completed contract method and 7% under the residual method. For the nine months ended December 31, 2000, we recognized 40% of license and services revenues under percentage-of-completion method, 34% under the residual method and 26% under the completed contract method. For the three months ended December 31, 2001, we recognized 52% of license and services revenues under the percentage-of-completion method, 47% under the completed contract method and 1% under the residual method. For the three months end December 31, 2000, we recognized 40% of license and services revenues under the percentage-of-completion method, 34% under the completed contract method and 26% under the residual method.

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our license and services revenues declined significantly in the quarters ended December 31, 2001, September 30, 2001, March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

  FACTORS AFFECTING OPERATING RESULTS

     A relatively small number of customers accounted for a significant portion of our total revenues. For the three and nine months ended December 31, 2001, we did not have any customers who accounted for over 10% of our revenues. For the nine months ended December 31, 2000, revenue from Samsung SDS, Dell, and Cisco accounted for 18%, 16%, and 13% of our revenues, respectively. For the three months ended December 31, 2000, revenue from Cisco, Dell, Highmark Blue Cross Blue Shield, and Samsung SDS accounted for 18%, 14%, 12% and 12% of our revenues, respectively.

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of December 31, 2001, we had an accumulated deficit of approximately $112.6 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. Due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment, and in an effort to achieve profitability, we underwent restructuring activities from March 2001 throughout the second quarter of fiscal year 2002. During the restructuring activities in March 2001, we reduced our headcount, primarily in India, by 158 individuals or approximately 20% of our workforce. As a result of the restructuring activities in March 2001, we reduced our annual operating expenses by approximately $3.7 million, principally from reduced salaries and associated expenses. During the restructuring activities for the six months ended September 30, 2001, we further reduced our headcount by 160 individuals globally or approximately 21% of our workforce compared to March 31, 2001. These restructuring activities resulted in an annual reduction of expenses by $8.0 million.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our recent revenue growth, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the results of the fourth quarter of fiscal 2001, first, second and third quarter of fiscal 2002. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

  EQUITY TRANSACTIONS

     In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and would be amortized over the next three years. As of December 31, 2001, we have amortized approximately $57,000 related to the fair value of the warrant.

     During the quarter ended December 31, 2001, the Company repurchased 455,000 shares of its common stock at an average price of $3.39 in the open market at a cost of approximately $1.6 million including brokerage fees. During the nine months ended December 31, 2001, the Company repurchased a total of 1,382,600 shares of its common stock at an average price of $3.20 in the open market at a cost of approximately $4.6 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues for certain items in the Company's condensed consolidated statements of operations data for the three and nine months ended December 31, 2001 and 2000.

                                                              THREE MONTHS    NINE MONTHS
                                                                 ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                              ------------    ------------
                                                              2001    2000    2001    2000
                                                              ----    ----    ----    ----
AS A PERCENTAGE OF TOTAL REVENUES:
Revenues:
  License...................................................   28%     44%     38%      46%
  Services..................................................   72      56      62       54
                                                              ---     ---     ---     ----
          Total revenues....................................  100     100     100      100
Cost of revenues:
  License...................................................    2       2       2        2
  Services..................................................   57      40      57       47
                                                              ---     ---     ---     ----
          Total cost of revenues............................   59      42      59       49
                                                              ---     ---     ---     ----
          Gross profit (loss)...............................   41      58      41       51
Operating expenses:
  Research and development..................................   34      26      34       41
  Sales and marketing.......................................   56      66      59       95
  General and administrative................................   17      23      20       25
                                                              ---     ---     ---     ----
          Total operating expenses..........................  107     115     113      161
                                                              ---     ---     ---     ----
Loss from operations........................................  (66)    (57)    (72)    (110)
Interest and other income (expense), net....................   12      17      15       25
                                                              ---     ---     ---     ----
Net loss before taxes.......................................  (54)    (40)    (57)     (85)
Provision for income taxes..................................    1      --       1       --
                                                              ---     ---     ---     ----
Net loss....................................................  (55)%   (40)%   (58)%    (85)%
                                                              ===     ===     ===     ====

THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

  REVENUES

     Total revenues were approximately $10.3 million and $34.2 million in the three and nine months ended December 31, 2001 compared to approximately $19.6 million and $40.4 million, respectively, for the same periods a year ago. For the three months ended December 31, 2001 and 2000, services revenues represented 72% and 56% of total revenues, respectively. This fluctuation was primarily due to the increased demand for services associated with enhancing and expanding existing customer installations. We believe that the future revenues will continue to fluctuate due to the changing number and size of the new customers, number of consulting projects and maintenance contracts, and environment in the current economy.

     License. License revenues totaled approximately $2.9 million and $12.9 million in the three and nine months ended December 31, 2001 compared to approximately $8.7 million and $18.6 million, respectively, in the same period a year ago. The net decrease in license revenues was primarily due to a decline in sales productivity arising from the weakening macroeconomic environment. The slowdown in the economy has caused a significant decrease in technology spending as well as extended the decision cycles of many potential customers. For the three and nine months ended December 31, 2000, we amortized approximately $733,000 and $2.2 million against the license revenues in association with the fair value of the warrant issued to a significant customer in connection with a license and service agreement, respectively.

     Services. Services revenues totaled approximately $7.5 million and $21.3 million in the three and nine months ended December 31, 2001, compared to approximately $11.0 million and $21.8 million, respectively, to the same periods a year ago. Our services revenues are comprised of fees from consulting, maintenance and training services. The total amount of services revenues for the nine months ended December 31, 2001 was comparable to the same period a year ago. The net decrease of $3.5 million in the three- month periods ended December 31, 2001 and 2000 was the result of the slowdown in economy which caused a significant decrease in technology spending. During the nine months ended December 31, 2001 and 2000, revenues were also reduced by amortization of approximately $375,000 and $3.8 million, respectively, representing the fair value of the warrant issued to a significant customer in connection with a license and service agreement. During three months ended December 31, 2001 and 2000, revenues were reduced by amortization of approximately $125,000 and $733,000, respectively, representing the fair value of the warrant issued to a significant customer in connection with a license and service agreement. We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues.

  COST OF REVENUES

     Cost of License Revenues. Cost of license revenues totaled approximately $229,000 and $742,000 or represented 8% and 6% of license revenues in the three and nine months ended December 31, 2001, compared to approximately $414,000 and $922,000 or represented 5% and 5% of license revenues, respectively, to the same periods a year ago. It consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. We expect cost of license revenues to maintain a relatively consistent level as a percentage of license revenues.

     Cost of Services Revenues. Cost of services revenue totaled approximately $5.8 million and $19.3 million or represented 78% and 91% of services revenues in the three and nine months ended December 31, 2001, compared to approximately $7.8 million and $18.9 million or represented 72% and 86% of services revenues, respectively, to the same periods a year ago. It is comprised mainly of salaries and related expenses of our services organization. For the three months ended December 31, 2001, the net decrease of $2.0 million in cost of services was primarily due to the involvement of the personnel in India in consulting and technical support areas, compared to the same period a year ago. During the nine months ended December 31, 2001, we amortized approximately $622,000 for deferred compensation, $189,000 for restructuring costs related to the severance and benefits paid to terminated employees and $843,000 for goodwill in connection with the Wakely Software acquisition. During the nine months ended December 31, 2000, we amortized approximately $548,000 for deferred compensation, $291,000 for the stock repurchase from certain key employees and $197,000 for goodwill in connection with the Wakely Software acquisition. During the three months ended December 31, 2001, we amortized approximately $208,000 for the deferred compensation and $281,000 for goodwill in connection with the Wakely Software acquisition. For the three months ended December 31, 2000, we amortized approximately $189,000 for deferred compensation, $291,000 for the stock repurchase from certain key employees and $184,000 for goodwill in connection with the Wakely Software acquisition. We expect cost of services revenues to fluctuate as a percentage of service revenues.

  GROSS MARGIN

     For the three and nine months ended December 31, 2001, we experienced overall gross margins of 41% and 41% compared to overall gross margins of 58% and 51%, respectively, for the same periods a year ago. We expect that our overall gross margins will continue to fluctuate due to the timing of services and license revenue recognition and will continue to be adversely affected by lower margins associated with services revenues. The amount of impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

     Gross Margin -- Licenses. Gross margin for license revenues was 92% and 94% for the three and nine months ended December 31, 2001, compared to 95% and 95%, respectively, for the same periods a year ago.

     Gross Margin -- Services. Gross margin for services was 22% and 9% for the three and nine months ended December 31, 2001, compared to 28% and 14%, respectively, for the same periods a year ago. We expect that our overall gross margins will continue to fluctuate due to the timing of services revenue recognition and will continue to be adversely affected by the lower margins on our service contracts. We anticipate that the cost of services revenues will fluctuate as a percentage of service revenue.

  OPERATING EXPENSES

     Research and Development. Our research and development costs primarily consist of salaries and related costs of our engineering, quality assurance, and technical publications efforts. Research and development costs were approximately $3.5 million and $11.6 million for the three and nine months ended December 31, 2001 down from approximately $5.1 million and $16.5 million, respectively, compared to the same periods a year ago. The decrease was primarily due to our restructuring. During the nine months ended December 31, 2001, we amortized approximately $201,000 for deferred compensation, $1.1 million for the development agreement entered into with a significant customer and $287,000 for restructuring charges. During the nine months ended December 31, 2000, we amortized approximately $260,000 for deferred compensation, $1.6 million for the development agreement entered into with a customer, and one-time $1.9 million charge for in process research and development in relation to the Wakely Software acquisition. During the three months ended December 31, 2001, we amortized approximately $65,000 for deferred compensation and $19,000 for the development agreement entered into with a customer. During the three months ended December 31, 2000, we amortized approximately $87,000 for deferred compensation, $526,000 for the development agreement entered into with a customer.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries and related costs for our sales and marketing organization and marketing programs, including trade shows, sales materials, and advertising. Sales and marketing expenses totaled approximately $5.8 million and $20.1 million in the three and nine months ended December 31, 2001 down from approximately $13.0 million and $38.6 million, respectively, for the same periods a year ago. The decreases were primarily due to our restructuring and a reduction in spending on marketing programs. During the nine months ended December 31, 2001, we amortized approximately $576,000 for deferred compensation, $359,000 for restructuring charges and $106,000 for acceleration of stock option vesting. During the nine months ended December 31, 2000, we amortized approximately $1.4 million for deferred compensation, $483,000 for acceleration of stock option vesting and $291,000 for the stock repurchase from certain key employees. During the three months ended December 31, 2001, we amortized approximately $154,000 for deferred compensation. For the three months ended December 31, 2000, we amortized approximately $494,000 for deferred compensation and $291,000 for stock repurchase.

     General and Administrative. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses totaled approximately $1.7 million and $6.8 million in the three and nine months ended December 31, 2001, down from approximately $4.4 million and $9.9 million, respectively, compared to the same periods a year ago. The decrease was primarily due to our restructuring plan. During the nine months ended December 31, 2001, we amortized approximately $318,000 for deferred compensation, $605,000 for restructuring charges, and $1.2 million for the amortization of goodwill in connection with the Wakely Software acquisition. For the nine months ended December 31, 2000, we amortized approximately $345,000 for deferred compensation, $44,000 for acceleration of stock option vesting, $291,000 for the stock repurchase and $639,000 from the amortization of goodwill in connection with the Wakely Software acquisition. During the three months ended December 31, 2001, we amortized approximately $105,000 for deferred compensation and $383,000 for the amortization of goodwill in connection with the Wakely Software acquisition. During the three months ended December 31, 2000, we amortized approximately $113,000 for deferred compensation,

$291,000 for stock repurchase from certain key employees and $447,000 for the amortization of goodwill in connection with the Wakely Software acquisition.

  INTEREST AND OTHER INCOME, NET

     Interest and other income, net primarily consists of interest earned on cash balances and stockholders notes receivable. Interest and other income, net totaled approximately $1.3 million and $5.0 million for the three and nine months ended December 31, 2001 compared with interest income of approximately $3.4 million and $10.1 million, respectively, for the comparable periods in the prior year. The decrease was primarily due to the lower interest rate and the reduction of the cash balance which was used for the operation of our business during the fiscal year of 2002.

  PROVISION FOR INCOME TAXES

     For the three months and nine months ended December 31, 2001, we have recorded a tax provision of approximately $75,000 and $229,000, compared to $75,000 and $200,000, respectively, for the same period a year ago. The provision for income taxes consists primarily of state income taxes and foreign taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of December 31, 2001, application of the non-amortization provisions of these rules is expected to result in a decrease in net loss of approximately $2.7 million per year.

     The new rules also require business combinations after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2002. During fiscal 2003, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. Through the end of fiscal 2002, the Company will continue to review goodwill impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). Goodwill will continue to be amortized through to March 31, 2002. As of December 31, 2001, the Company's balance of goodwill was $10.6 million.

CONSOLIDATED BALANCE SHEET DATA

     Cash, cash equivalents, short-term and long-term investments were approximately $153.6 million at December 31, 2001 compared to approximately $168.3 million at March 31, 2001. The decrease was primarily related to cash used in operations during the nine months ended December 31, 2001 of approximately $10.4 million and $4.6 million of stock repurchase in the open market. Accounts receivable, net was approximately $7.9 million at December 31, 2001 compared to approximately $19.0 million at March 31, 2001. The decrease of approximately $11.1 million was mainly due to payments received from customers and lower revenues in the current quarter as compared to the fourth quarter of fiscal 2001. Prepaid expenses and other current assets were approximately $2.8 million at December 31, 2001 compared to approximately $4.0 million at March 31, 2001. The decrease was primarily due to the monthly amortization of prepaid insurance and lower prepaid commission directly associated with lowered revenues. Development agreement, net was approximately $170,000 at December 31, 2001 and approximately $1.1 million at March 31, 2001. The decrease was due to the amortization for the nine months ended December 31, 2001.

     Current liabilities were approximately $23.2 million at December 31, 2001 and approximately $36.3 million at March 31, 2001. The decrease of approximately $13.1 million was primarily due to the decrease of our marketing activities, accrued payroll expenses and overall general spending. In addition, deferred revenue was reduced by approximately $8.2 million in the current period.

     The total stockholders' equity was approximately $161.3 million at December 31, 2001 and approximately $182.5 million at March 31, 2001. The net decrease of approximately $21.2 million was primarily due to approximately $19.6 million of net loss by the Company and $4.6 million of stock repurchase in the open market offset by approximately $1.7 million of amortization of deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, cash, cash equivalents and short-term investments totaled approximately $114.1 million, compared to approximately $137.2 million at March 31, 2001. We currently have no significant capital commitments other than obligations under operating leases.

     We have funded our operations with proceeds from the private sale of common and preferred stock, and public offering. Cash used by operating activities for the nine months ended December 31, 2001 was approximately $10.4 million and was primarily as a result of our net loss adjusted for noncash items, decrease in accounts receivable and deferred revenues.

     Cash provided by investing activities for the nine months ended December 31, 2001 was approximately $10.4 million and consisted primarily of the net proceeds from the sales of short-term and long-term investments.

     Cash used in financing activities for the nine months ended December 31, 2001 was approximately $3.8 million and consisted primarily of the stock repurchase program.

     We believe that our existing cash and cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months.

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

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly in the quarters ended December 31, 2001, September 30, 2001, March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations." Because these expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES IN THE NEAR-TERM.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $49.9 million, $31.8 million and $7.5 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. We have incurred net losses of approximately $19.6 million for the nine months ended December 31, 2001 and an accumulated deficit of approximately $112.6 million as of December 31, 2001. We have reduced our research and development, sales and marketing, and general and administrative expenses, and consequently expect our losses to be reduced in the future. We will need to generate significant increases in our revenues to achieve profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

     We were founded in June 1996 and have a limited operating history. We began marketing our ACE suite of products in early 1997 and released ACE 5.0, the newest version of our software, in August 2001. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Interactive Selling Systems.

FAILURE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH SYSTEMS INTEGRATORS AND CONSULTING FIRMS, WHICH ASSIST US WITH THE SALE AND INSTALLATION OF OUR PRODUCTS, MAY LIMIT ACCEPTANCE OF OUR PRODUCTS AND THE GROWTH OF OUR REVENUES.

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 32% of our revenues for the nine months ended December 31, 2001 and 55% for the fiscal year ended March 31, 2001, respectively, and our ten largest customers accounted for 51% of our revenues for the nine months ended December 31, 2001 and 67% for the fiscal year ended March 31, 2001, respectively. Revenues from significant customers as a percentage of total revenues for the year ended March 31, 2001 are as follows:

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

     Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against us, the underwriters of our initial public offering, and certain of our executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of our initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with our initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in our initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices.

     On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPO's of those issuers. The consolidation was for purposes of pretrial motions and discovery only.

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

     Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 62% and 54% of total revenues for the nine months ended December 31, 2001 and 2000 respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 9% and 14% for the nine months ended December 31, 2001 and 2000, respectively, compared to gross margins for license revenues of 94% and 95% for the nine months ended December 31, 2001 and 2000.

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

     We believe that our success will depend on the continued employment of our senior management team and key technical personnel, none of whom, except Rajen Jaswa, our President and Chief Executive Officer, and Dr. Sanjay Mittal, our Chief Technical Officer and Vice President of Engineering, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace. Consequently, our ability to manage day-to-day operations, including our operations in India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

A SUBSTANTIAL PORTION OF OUR OPERATIONS ARE CONDUCTED BY INDIA-BASED PERSONNEL, AND ANY CHANGE IN THE POLITICAL AND ECONOMIC CONDITIONS OF INDIA OR IN IMMIGRATION POLICIES, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR OPERATIONS IN INDIA, COULD SIGNIFICANTLY HARM OUR BUSINESS.

     We conduct quality assurance and professional services operations in India. As of December 31, 2001, there were 246 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we may grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India.

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

     Options to purchase our common stock are an important component of our employee compensation. Because of the decline in our stock price, some of our employees hold options with an exercise price substantially above the current market price. This could adversely affect our ability to attract and retain employees. On April 27, 2001, we commenced an option exchange program in which our employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred and twenty percent (120%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options will be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers or the members of our Board of Directors. On December 3, 2001, the option exchange program was completed. There were 340,000 stock options cancelled in exchange for the issuance of 408,000 new stock options at the grant price of $3.92 per share.

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

     We have experienced a period of rapid growth and expansion, which places significant demands on our managerial, administrative, operational, financial and other resources. From December 31, 1998 to December 31, 2001, we expanded from 68 to 542 employees, including 30 employees from the acquisition of Wakely Software.

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

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $9.7 million in net deferred compensation charges. During the years ended March 31, 2001 and 2000, we amortized approximately $4.3 million and approximately $1.3 million of such charges, respectively. For nine months ended December 31, 2001, the total amortization of the deferred compensation expenses was approximately $1.7 million. We expect to amortize approximately $2.6 million of stock-based compensation for the fiscal year ending March 31, 2002 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

     In January 2000, in connection with a license and maintenance agreement, we issued a warrant to purchase 800,000 shares of common stock for $800,000. The fair value of the warrant was approximately $16.4 million. In the quarter ended March 31, 2000, we recorded a charge of approximately $9.7 million related to the loss on the license and software maintenance contract, of which approximately $4.1 million was charged to cost of license revenues and approximately $5.6 million was charged to costs of services revenues, in relation to the issuance of these warrants. During the year ended March 31, 2001, revenues were reduced by amortization of approximately $5.5 million in connection with this license and services agreement. For the nine months ended December 31, 2001, the total amortization of charges related to this agreement was approximately $375,000 against the revenue. The fair value of the warrants was fully amortized as of December 31, 2001.

     In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000. As of December 31, 2001, we have amortized approximately $57,000 related to the fair value of the warrant.

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

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY GOODWILL IMPAIRMENT.

     We will continue to review goodwill impairment under Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), through March 31, 2002. Goodwill will continue to be amortized through to March 31, 2002. As of December 31, 2001, the net unamortized goodwill balance was $10.6 million. If a goodwill impairment charge under SFAS No. 121 is required, it could adversely affect our financial results.

     Beginning April 1, 2002 we will test goodwill for impairment under Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. We will assess the impact of SFAS 144 on its financial statements upon adoption in fiscal 2003.

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

     We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $258,000 (less than 0.19%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2001.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates. Our investments are made in accordance with an investment policy approved by the Board of Directors. In general, our investment policy requires that our securities purchases be rated A1/P1, AA/Aa3 or better. No securities may have a maturity that exceeds 18 months and the average duration of our investment portfolio may not exceed 9 months. At any time, no more than 15% of the investment portfolio may be insured by a single insurer and 25% in any one industry other than the US government, commercial paper and money market funds.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, the Company's underwriters of the Company's IPO, and certain executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company's IPO, the Company, and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in the Company's registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that the lead underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the lead underwriters allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company's initial public offering. The complaints further allege that the lead underwriters entered into agreements with their customers in which the lead underwriters agreed to allocate the Company's common stock in its initial public offering in exchange for which such customers agreed to purchase additional shares of its common stock in the after-market at pre-determined prices.

     On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPO's of those issuers. The consolidation was for purposes of pretrial motions and discovery only.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     On April 27, 2001, we commenced an option exchange program in which our employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred and twenty percent (120%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options will be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers and the members of our Board of Directors. On December 3, 2001, the option exchange program was completed. There were 340,000 stock options cancelled in exchange for the issuance of 408,000 new stock options at the grant price of $3.92 per share.

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

Date: February 14, 2002

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