Form 10-K
period 2002-03-31
SELECTICA INC
filed 2002-06-26
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-29637

SELECTICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0432030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 West Plumeria Drive, San Jose, California	95134-2111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 570-9700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2002 was approximately $92,250,050.87. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s common stock as of May 31, 2002 was 33,562,364.

Documents Incorporated by Reference

      Part III — Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s Annual Meeting of Stockholders to be held on September 13, 2002

SELECTICA, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED
MARCH 31, 2002

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Certain Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2002. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I

Item 1.     Business

BUSINESS OVERVIEW

      Selectica is a leading provider of Interactive Selling System software and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Using our Interactive Selling System, businesses can guide their customers, partners and employees through the selection, configuration, pricing, quotation and fulfillment processes. Our Interactive Selling System allows companies to use the Internet platform to deploy highly accurate selling applications across all sales channels and to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs. Businesses that deploy ISS are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our Interactive Selling System solution has been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s ISS has demonstrated an ability to increase productivity, improve order accuracy, boost return on investment and establish and maintain a competitive advantage. Our current customers include 3Com, ADC, Aetna, Applied Biosystems, Asea Brown Boveri (ABB), Aspect Communications, Bell Canada, Blue Shield of California, Blue Cross Blue Shield of Florida, Blue Cross Blue Shield of Michigan, BMW, British Telecommunications, Cisco Systems, Cooper Cameron Valves, Dell Computer, Fireman’s Fund Insurance Company, Fujitsu, GE Industrial Systems, Hitachi, Hewlett-Packard, Highmark Blue Cross Blue Shield, Humana, Juniper Networks, LG Electronics, Michelin, Mitel, Redback Networks, Rockwell Automation, Samsung, Tellabs and Watlow Electric.

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

  Complexity in Electronic Commerce

      Complexity in the selling process manifests itself in numerous ways. One type is product complexity, where the product has many possible features, with factors interacting with one another and with other factors to influence the performance or manufacturability of that item. Examples of complex products include networking and telecommunications equipment, automobiles, and computers. A second type of complexity is needs complexity, in which the product or service itself may be relatively simple, such as an insurance policy or a printer, but the factors that go into evaluating a specific customer’s needs and matching those needs with the optimal product or service may be complex. A third type of complexity comes from flexible or customized pricing and discount programs, including those based on the features of the product.

      The completion of a complex sales transaction depends on a seller’s ability to identify and satisfy the full range of a buyer’s needs. In traditional sales, companies rely on trained salespeople to interact with customers, address customer needs, explain product features, and ultimately complete the sale. To date, many electronic commerce web sites have been static collections of non-interactive content, and have had limited capability for assisting and guiding customers or sales personnel through a complex purchasing decision. The Internet affords businesses the ability to centralize and simplify complex selling processes and deploy a platform for aggregating, bundling, and pricing complex products and services across all sales channels.

  The Internet as an Emerging Platform for Business Applications

      In addition to fueling the growth of electronic commerce, the Internet has become a technology platform for business application deployment. Traditionally, companies seeking to improve their operations have implemented applications such as enterprise resource planning (ERP), customer relationship management (CRM) or sales force automation (SFA) software based on client-server architectures that require a significant part of the application to be loaded on every user’s computer. With the emergence of the Internet platform, companies are able to more broadly and cost-effectively deploy business applications to customers, partners and employees and make the most current application and information immediately available on Internet-enabled devices. We believe that a selling application based on the Internet platform offers significant advantages over one based on traditional client-server architectures. These advantages include the ability to be deployed on a broad range of browser-enabled devices, as well as easier integration with other Internet-based applications and legacy systems, including those running on relational database management systems (RDBMS).

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

      Current commercially available software designed to help companies address the challenges of complexity in the selling process may have one or more of the following limitations. In general, the applications:

•	have not been engineered for the Internet platform and, as a result, are not easily deployed across a broad range of Internet-enabled devices;

•	require significant custom programming for deployment and maintenance;

•	provide a limited interactive experience; or

•	employ application architectures that limit their scalability and reliability.

      We believe that there is a significant opportunity for an Interactive Selling System that leverages the Internet platform to enable companies to efficiently sell complex products and services using a broad range of Internet-enabled devices.

Selectica Solutions

      Our ACE suite of products is a comprehensive Interactive Selling System solution that is designed to enable businesses to easily develop and rapidly deploy an Internet sales channel that interactively assists their customers, partners and employees through the selection, configuration, pricing, quoting and fulfillment processes. Our Interactive Selling System allows companies to use the Internet platform to deploy a selling application to many points of contact including personal computers, in-store kiosks and mobile devices, such as personal digital assistants (PDAs) and cellular phones, while offering customers, partners and employees an interface customized to meet their specific needs. ACE is built using Java technology and utilizes a unique knowledge base business logic engine, repository, and a multi-threaded architecture. This design enables the ACE Enterprise server to reduce the amount of memory used to support new user sessions and to rapidly deploy without custom programming, a cost-effective, robust and highly scalable, Internet-enhanced sales channel.

      Selectica has focused considerable effort and attention on the eInsurance market in recent months. The company has developed a suite of prefabricated, customizable solutions that enable small to large-sized businesses to quickly implement the ISS component or components that best match their resources and requirements. Selectica’s eInsurance suite, which consists of the eQuoting, eEnrollment and eAnalysis applications, allows carriers to automate quoting, enrollment and analysis functions to create a seamless, fully integrated pricing, sales and information management solution. Selectica’s eQuoting application allows for standardized quoting and rating across the enterprise and enables both automated and manual leads management and assignment based on predefined business rules. eEnrollment features self-service enrollment, dependent member information capture, guided plan selection and health conditions survey. eAnalysis helps ensure the most efficient use of finite underwriting resources by assigning priority renewal cases to the most experienced underwriters. At the same time, the application’s experienced rating methodologies help companies put claims data to use to more accurately price renewal cases. Some of Selectica’s current eInsurance customers include Blue Cross Blue Shield of Florida, Blue Shield of California, Aetna and Humana.

      Some of the major design benefits of our Interactive Selling System deployed across all industries are described below:

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

  Shorten Sales Cycle

      Generally, in a traditional sales environment for complex products and services, prospective buyers repeatedly interact with a seller’s sales force to determine an appropriate configuration and pricing. Our ACE software is designed to enable companies to reduce the time required to convert interested prospects into customers in several ways. The advantages of this software include:

•	providing comprehensive product information to the customer or sales person at the point of sale without requiring interaction with product experts; and

•	automating the pricing and configuration of complex products and services, thereby providing customers with accurate, real-time information.

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

  Opportunity for Greater Revenue per Customer

      Sellers can use our Interactive Selling System to perform real-time analysis and optimization to identify cross-selling and up-selling opportunities, thereby increasing average order size. For example, a prospective buyer of a computer may be prompted to consider additional features such as increased memory, or complementary products such as a printer, based on specific selections made. In addition, by enabling companies to build an easy-to-use selling channel that is always available to their customers, we provide companies with the opportunity to capture a greater percentage of their customers’ business.

  Allows Selling Process to Support Key Business Goals

      Our software also helps companies ensure that all orders conform to specific criteria. For example, if a company had a minimum gross margin requirement for a given product, ACE could ensure that the features and options chosen will result in a product that meets the company’s margin objectives. ACE also improves inventory management. For example, the ACE applications can automatically promote the sale of a product for which there is excess inventory.

  Enhances Customer Relations

      Our ACE software enables a seller of complex products and services to present each customer with different options based upon the customer’s specified needs. This customization of the selling process actively engages the customer in the decision-making process. ACE also ensures that customers arrive at a product configuration that meets the business and manufacturing guidelines of the company. We believe that ACE’s functionality enhances customer loyalty and satisfaction, which may result in increased sales.

  Rapid Deployment and Reduced Costs of Ownership

      An effective selling system requires the user to build a knowledge base that captures all product configurations and selling rules. The ACE suite of applications allows users to build, tailor and maintain their knowledge base without custom programming. This enables users to rapidly deploy the software. It also reduces the need for expensive technical specialists and programmers to maintain and enhance their businesses’ Interactive Selling Systems.

Selectica Products

      The following table provides a list of our products and a brief description of the features and benefits to our customers.

Product	Features	Benefits

ACE Enterprise	Electronic commerce configuration engine	Enables customized, one-to-one selling on the Internet
	Highly scalable Internet-architecture	Designed to support millions of simultaneous users by simply installing more servers
	Java-based	Platform independence
	Supports open standard integration interfaces	Integrates with other Internet based applications and legacy systems
	Dynamic information update	Can update product information without stopping selling process
	Easy-to-use, dynamically generated interface	Maximizes sales for productivity by reducing sales training time
	Supports devices with limited processing power	Can be deployed on a broad range of devices
	HTML-based client	Designed to run on any device with a standard Internet browser
ACE Mobile	Includes the features of ACE Enterprise with the following additional features:
	Complete stand-alone selling system that runs on laptop computers	Enables mobile users to access our customers’ Interactive Selling Systems with the same user interface as a connected system
	Automatically synchronizes knowledge bases and quotes	Enables updated product and pricing information and orders
ACE Enterprise Manager	Administers multiple ACE Enterprise servers	Add and remove ACE Enterprise servers without stopping the selling process
	Dynamically scales the load distribution as more servers are added	Optimizes available CPU, or central processing unit, resources
ACE Pricer	Allows business owners to manage sophisticated pricing logic across the enterprise	Accelerates the introduction of new pricing schemes
	Provides for pricelist templates populated with customer-specific data	Reduces costs, ensures pricing consistency and improves customer satisfaction and loyalty
ACE Application Data Manager	Enables rapid updates of product, pricing and service data; anytime, anywhere	Improved responsiveness to changing market conditions
	Easy-to-use interface provides a consolidated view of corporate data repositories	Add, modify and delete product, pricing and service information without IT intervention

Product	Features	Benefits

Selectica eQuoting eInsurance Suite	Standardizes insurance quoting and rating for all group products	Improve reaction time to changing business conditions with single source product and rating maintenance
	Quick routing and workflow management	Increase efficiencies through enterprise- wide quote sharing, batch renewal processing and quoting and group activity reports
Selectica eEnrollment eInsurance Suite	Self-service enrollment and dependent member information capture	Eliminates redundant data entry
	Automates initial group set-up; integrates with legacy administrative systems	Ensures consistent member information enterprise-wide
Selectica eAnalysis eInsurance Suite	Assigns priority renewal cases to the most experienced underwriters	Use experienced rating methodologies with claims data to more accurately price renewal cases
	Real-time book-to-business reporting allows for full financial monitoring during renewal process	Detailed reports on book of business
ACE Quoter	Central server and storage facility for customer orders, configurations and pricing information	Enables users to generate, save and revise quotes online
	Provides easy access from remote devices to quote archives	Enables accurate quotes and orders
ACE Studio	Model, test and debug ISS applications using a single tool	Simplifies development process
	Graphical KnowledgeBase and user interface development tools	Enables application deployment and maintenance by non-technical personnel
ACE Repository	Database that stores knowledge base in readable, queryable format	Provides distributed team development of KnowledgeBases for easy development and maintenance
ACE Connector Products	Provides access to other enterprise applications	Enables easy integration and reduces costs and deployment time

Selectica’s Technology

      We have developed an innovative architecture for creating a personalized, intuitive, interactive and scalable Interactive Selling System solution that includes selection, configuration, pricing, quoting and fulfillment processes. The four key technological advantages of our Interactive Selling System include:

•	declarative constraint engine;

•	integrated modeling environment;

•	multi-threaded server; and

•	scalable, thin-client architecture.

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

      Our engine, written in Java, is easily deployed on various operating platforms. The use of Java allows us to support a range of deployment environments, including Java applications in a notebook computer and ACE Enterprise server generated browser-readable pages with the same engine and the same knowledge base.

  Integrated modeling environment

      We have developed an integrated modeling environment that allows our customers to easily create a sophisticated Interactive Selling System solution without any programming. Our Interactive Selling System utilizes drag-and-drop tools that enable sales and marketing personnel, rather than expensive programmers, to maintain and enhance their businesses’ Interactive Selling System. Using these drag-and-drop tools, businesses can:

•	easily create and update knowledge bases containing product attributes;

•	create HTML-based graphical user interface, or GUI, applications;

•	test the application interactively as the application is being built and conduct batch order checks;

•	verify the semantics of the knowledge base and identify some semantic errors; and

•	create flex models from individual models.

  Multi-threaded server

      We have a highly scalable server architecture for deploying our customers’ applications. The n-tier architecture, an architecture that enables multiple servers to run at the same time, allows us to support a range of configurations from a single ACE Enterprise Server, or from several ACE Enterprise Servers managed via a single ACE Enterprise Manager running on an HTTP server or another server. ACE Enterprise Manager can manage a single server running ACE Enterprise or multiple servers all running ACE Enterprise. Our multi-threaded technologies enhance the performance for each buyer session because each session state is preserved as the buyer makes subsequent selections. Furthermore, ACE Enterprise supports a large number of concurrent user sessions because the engine uses a small amount of memory for each incremental user session.

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

      Competitors vary in size and in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors including the comprehensiveness of our solution, our use of Java technology and our multi-threaded architecture, some of our competitors and potential competitors have significant advantages over us, including:

•	a longer operating history;

•	a preferred vendor status with our customers;

•	more extensive name recognition and marketing power; and

•	significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

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

OPERATIONS

Sales and Marketing

      Our sales and marketing objective is to achieve broad penetration within our vertical markets through targeted sales and increased brand name recognition. As of March 31, 2002, our sales and marketing team consisted of 80 persons, with sales and field support personnel in California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kentucky, Kansas, Massachusetts, Minnesota, Missouri, New Jersey, New York, Oklahoma, Pennsylvania, South Carolina, Texas, Virginia, Wisconsin, Canada, France, Germany, India, Japan and the United Kingdom. We had 43 sales and marketing personnel located in San Jose, California.

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

Professional Services

  Consulting Services

      We maintain a highly qualified and experienced professional services organization to deliver quality Interactive Selling System solutions. Our professional services organization offers a broad range of services through its consulting, customer education and technical support groups. These services include product education, presales prototype development, training seminars, product implementation, application develop-

ment, customizations, integration and a full range of education and technical support. This organization is also responsible for training our partners to provide professional services and technical support to our customers. The professional services organization consisted of 198 people as of March 31, 2002. Because significant portions of Interactive Selling System implementations can be performed away from the customer’s site, we have the flexibility of being able to provide services from either our U.S. or India-based operations.

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

Research and Development

      To date we have invested substantial resources in research and development. At March 31, 2002, we had approximately 182 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing.

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

Proprietary Rights

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold three patents. In addition, we have one trademark registered in the U.S., one trademark registered in South Korea and have applied to register a total of eight trademarks in the United States, Canada, Europe, India and Korea. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy a spects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

      Any threat of intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant intellectual property, which license may not be available on reasonable terms;

•	redesign those products or services that incorporate such intellectual property; or

•	pay money damages to the holder of the infringed intellectual property right.

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

EMPLOYEES

      At March 31, 2002, we had a total of 524 employees, of whom 243 were located in India. Of the total 380 were in engineering, consulting and research and development, 92 were engaged in sales, marketing and business development and 52 were in administration and finance. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Item 2.     Properties

Facilities

      United States. Our principal administrative, sales, marketing, consulting, and research and development facility occupies approximately 80,000 square feet of office space in San Jose, California. The lease extends through November 2009. We believe the office space in this facility will be adequate to meet our needs through the end of calendar 2002.

      India. We have offices in Pune and Chennai primarily for consulting and quality assurance. These facilities occupy approximately 22,500 and 16,600 square feet respectively.

Item 3.     Legal Proceedings

      Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, and certain of the Company’s executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company’s initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company’s initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in the Company’s initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of the Company’s common stock in the after-market at pre-determined prices.

      On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed a consolidated amended complaint on April 19, 2002 asserting essentially the same claims as the original complaints.

      On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain officers and directors of the Company as well as the underwriters of the Company’s March 13, 2000 initial public offering of shares (the “IPO”), and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment and breach of contract relating to the pricing of shares in the Company’s IPO.

      The Company believes that the allegations against the Company and its officers and directors are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.

Item 4.     Submission Of Matters To A Vote Security Holders

      During the fiscal year of 2002, there were no matters submitted to the shareholders by written consent.

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

      Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly in March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Because these expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

      We may also experience seasonality in revenues. For example, our quarterly results may fluctuate based upon our customers’ calendar year budgeting cycles. These seasonal variations may lead to fluctuations in our quarterly revenues and operating results.

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

      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $26.4 million, $49.9 million and $31.8 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. We had an accumulated deficit of approximately $119.4 million as of March 31, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

      Competitors vary in size and in the scope and breadth of the products and services offered. Some of our competitors and potential competitors have a number of significant advantages over us, including:

•	a longer operating history;

•	preferred vendor status with our customers;

•	more extensive name recognition and marketing power; and

•	significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies, and customer requirements.

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

      The sales cycle of our products has historically averaged between four and six months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we intend to target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

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

      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 32%, 55% and 53% of our revenues for the fiscal years ended March 31, 2002, 2001 and 2000 respectively, and our ten largest customers accounted for 50%, 67% and 76%

of our revenues for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

Fiscal Year ended March 31, 2002
Aetna Life Insurance	11%
Fiscal Year ended March 31, 2001
Samsung, SDS	17%
Dell	16%
Cisco	14%
Fiscal Year ended March 31, 2000
LVMH	12%
Samsung, SDS	12%
3Com Corporation	10%
Fireman’s Fund Insurance	10%

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

We are the target of a derivative litigation and several securities class action complaints, and are at risk of these litigations, which could result in substantial costs and divert management attention and resources.

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

      On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPO’s of those issuers. The consolidation was for purposes of pretrial motions and discovery only.

      On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain officers and directors of the Company as well as the underwriters of the Company’s March 13, 2000 initial public offering of shares (the “IPO”), and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment and breach of contract relating to the pricing of shares in the Company’s IPO.

      We believe that the claims against us are without merit and intend to defend against the complaints vigorously. Securities class action and derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

Our failure to meet customer expectations on deployment of our products could result in negative publicity and reduced sales, both of which would significantly harm our business and operating results.

      In the past, our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Our Interactive Selling System solution relies on defining a knowledge base that must contain all of the information about the products and services being configured. We have found that extracting the information necessary to construct a knowledge base can be more time consuming than we or our customers anticipate. If our customers do not devote the resources necessary to create the knowledge base, the deployment of our products can be delayed. Deploying our ACE products can also involve time-consuming integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

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

      Although services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 65%, 57% and 45% of total revenues for the years ended March 31, 2002, 2001 and 2000, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 6%, 9% and negative 105% for the years ended March 31, 2002, 2001 and 2000, respectively, compared to gross margins for license revenues of 94%, 94% and 51% for the respective periods.

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

      We conduct quality assurance and professional services operations in India. As of March 31, 2002, there were 243 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

      If the recent conflict between India and Pakistan continues to escalate, it could adversely affect our operations in India.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit or retain personnel, which could impact the development or sales of our products.

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

      Options to purchase our common stock are an important component of our employee compensation. Because of the decline in our stock price, some of our employees hold options with an exercise price substantially above the current market price. This could adversely affect our ability to attract and retain employees. On April 27, 2001, we commenced an option exchange program in which our employees were offered the opportunity to exchange stock options with exercise prices of $8.50 and above for new stock options. Participants in the exchange program were to receive new options to purchase one hundred and twenty percent (120%) of the number of shares of our common stock subject to the options that were exchanged and canceled. The new options would be granted more than six months and one day from May 28, 2001, the date the old options were cancelled. The exercise price of the new options was described to be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers or the members of our Board of Directors. On December 3, 2001, the option exchange program was completed. There were 340,000 stock options cancelled in exchange for the issuance of 408,000 new stock options at the grant price of $3.92 per share.

      In addition, on May 30, 2001, we granted additional options to purchase an aggregate of approximately 3.4 million shares of our common stock to all our employees that did not participate in the option exchange offer. We will amortize approximately $350,000 in deferred compensation expense associated with these grants over the next four years. Although these programs have been designed to improve employee retention by creating additional incentives for our employees, they may not have the desired impact. This could adversely affect our ability to retain employees.

If we become subject to product liability litigation, it could be costly and time consuming to defend and could distract us from focusing on our business and operations.

      Since our products are company-wide, mission-critical computer applications with a potentially strong impact on our customers’ sales, errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Product liability litigation, even if it were unsuccessful, would be time consuming and costly to defend.

Our future success depends on our proprietary intellectual property, and if we are unable to protect our intellectual property from potential competitors our business may be significantly harmed.

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold three patents. In addition, we have one trademarks registered in the U.S. and one trademark registered in South Korea and have applied to register a total of eight trademarks in the United States, Canada, Europe, India and Korea. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patent or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could significantly harm our business and operating results.

Any acquisitions that we may make could disrupt our business and harm our operating results.

      We may acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization expenses related to goodwill and other intangible assets; or

•	incur large and immediate write-offs.

      These investments, acquisitions or joint ventures also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of managements’ attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	potential loss of key employees, particularly those of the acquired organizations; and

•	reliance to our disadvantage on the judgment and decisions of third parties and lack of control over the operations of a joint venture partner.

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

      Any threat of intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant intellectual property, which license may not be available on reasonable terms;

•	redesign those products or services that incorporate such intellectual property; or

•	pay money damages to the holder of the infringed intellectual property right.

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

      We intend to expand our operations internationally. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell or deliver our products internationally. If successful in our international expansion, we will be subject to a number of risks associated with international operations, including:

•	longer accounts receivable collection cycles;

•	expenses associated with localizing products for foreign markets;

•	difficulties in managing operations across disparate geographic areas;

•	difficulties in hiring qualified local personnel;

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	unexpected changes in regulatory requirements that impose multiple conflicting tax laws and regulations; and

•	fluctuations in foreign exchange rates and the possible lack of financial stability in foreign countries that prevent overseas sales growth.

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

Our results of operations will be harmed by charges associated with our payment of stock-based compensation, charges associated with other securities issued by us, and charges related to variable accounting.

      We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $8.0 million in net deferred compensation charges. During the years ended March 31, 2002, 2001 and 2000, we amortized approximately $2.2 million, $4.3 million and $1.3 million of such charges, respectively. We expect to amortize approximately $1.9 million of stock-based compensation for the fiscal year ending March 31, 2003 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

      In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and was fully amortized as of March 31, 2002.

      We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. We also expensed approximately $1.9 million of in-process research and development at the time of acquisition. See Note 8 of the Notes to Consolidated Financial Statements for the

year ended March 31, 2002, Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2001 and Note 10 of the Notes to Consolidated Financial Statements for the year ended March 31, 2000.

      Due to the repurchase from certain key employees during the year ended March 31, 2002, the remaining outstanding shares which were exercised with full recourse promissory notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable plan accounting. As a result, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was expensed in cost of goods sold and approximately $33,000 was expensed in general and administrative expense. See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2002.

Our operating results could be adversely affected by impairment of goodwill and other indefinite lived intangible assets.

      We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identify intangible assets and goodwill. These assets are being amortized over a period of three to seven years. We also expensed approximately $1.9 million of in-process research and development at the time of acquisition. See Note 8 of the Notes to Consolidated Financial Statements for the year ended March 31, 2002, Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2001 and Note 10 of the Notes to Consolidated Financial Statements for the year ended March 31, 2000. In August 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003.

      As of March 31, 2002, under SFAS 121, we did not have any impairment of goodwill and other intangible assets because the gross cash receipts exceeded book value. In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we completed step two of the test. Based on this analysis, we will recognize an impairment loss of approximately $10.0 million in the first quarter of fiscal year 2003. This loss will be recognized as the cumulative effect of an accounting change.

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

      Growth in sales of our products and services depends upon the continued and increased use of the Internet as a medium for commerce and communication. Growth in the use of the Internet is a recent phenomenon and may not continue. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. There have also been well-publicized security breaches involving “denial of service” attacks on major web sites. Concerns over these and other security breaches may slow the adoption of electronic commerce by businesses, while privacy concerns over inadequate security of information distributed over the Internet may also slow the adoption of electronic commerce by individual consumers. Other risks associated with commercial use of the Internet could slow its growth, including:

•	inadequate reliability of the network infrastructure;

•	slow development of enabling technologies and complementary products; and

•	limited accessibility and ability to deliver quality service.

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

PART II

Item 5.     Market For The Registrant’s Common Equity And Related Stockholder Matters

      Our common stock is traded over the counter on the Nasdaq National Market under the symbol “SLTC.”

      The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low

2002
First Quarter	$4.98	$3.53
Second Quarter	$4.12	$2.40
Third Quarter	$6.19	$2.59
Fourth Quarter	$6.32	$3.75
2003
First Quarter (through June 20, 2002)	$4.05	$3.50

      The trading price of the Company’s Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates or purchase recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock.

      As of May 31, 2002, there were approximately 309 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

(b) Use of Proceeds

      On March 15, 2000 Selectica completed the initial public offering of its common stock. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-92545). The Securities and Exchange Commission declared the Registration Statement effective on March 9, 2000.

      The offering commenced on March 10, 2000 and terminated on March 15, 2000 after we had sold all of the 4,600,000 shares of common stock registered under the Registration Statement (including 450,000 shares sold by Selectica and 150,000 sold by one of our stockholders in connection with the exercise of the underwriters’ over-allotment option). The managing underwriters in the offering were Credit Suisse First Boston, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and E*Offering. The initial public offering price was $30.00 per share for an aggregate initial public offering of approximately $138.0 million. We paid a total of approximately $11.3 million in underwriting discounts, commissions, and other expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of Selectica or their associates, persons owning 10 percent or more of any class of equity securities of Selectica or an affiliate of Selectica.

      After deducting the underwriting discounts and commissions and the offering expenses the net proceeds to Selectica from the offering were approximately $122.2 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company’s operations. Funds that have not been used have been invested in certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

Dividend Policy

      We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

	Years Ended March 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$16,683	$23,933	$9,181	$1,656	$170
Services(1)	30,511	31,367	7,390	1,788	—

Total revenues	47,194	55,300	16,571	3,444	170
Cost of revenues:
License	1,023	1,457	4,520	184	9
Services(1)	28,660	28,678	15,169	1,184	51

Total cost of revenues	29,683	30,135	19,689	1,368	60

Gross profit (loss)	17,511	25,165	(3,118)	2,076	110
Operating expenses:
Research and development	15,343	21,849	7,347	3,893	1,950
Sales and marketing	25,215	50,686	17,026	4,430	1,055
General and administrative	8,922	14,876	4,554	1,389	293

Total operating expenses	49,480	87,411	28,927	9,712	3,298

Loss from operations	(31,969)	(62,246)	(32,045)	(7,636)	(3,188)
Interest and other income, net	5,896	12,654	1,241	99	87

Net loss before taxes	(26,073)	(49,592)	(30,804)	(7,537)	(3,101)
Provision for income taxes	304	275	50	—	—

Net loss	(26,377)	(49,867)	(30,854)	(7,537)	(3,101)
Deemed dividend on Series E convertible preferred stock	—	—	925	—	—

Net loss applicable to common stockholders	$(26,377)	$(49,867)	$(31,779)	$(7,537)	$(3,101)

Basic and diluted net loss per share applicable to common stockholders	$(0.75)	$(1.44)	$(4.54)	$(1.58)	$(0.91)
Shares used in computing basic and diluted net loss per share applicable to common stockholders	35,090	34,580	6,999	4,782	3,425

(1)	Certain reclassifications have been made to prior year’s consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows to conform to the current year presentation. Other than the reclassifications to comply with Topic D-103, no reclassifications were material. The amounts recorded to increase Service Revenues and Cost of Service Revenues were $2.5 million, $1.4 million, and $483,000 for the years ended March 31, 2002, 2001, and 2000 respectively, and none for the years ended March 31, 1999 and 1998.

	March 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$137,604	$160,128	$230,985	$1,819	$923
Non current assets	36,841	59,691	11,467	1,374	434
Current liabilities	19,870	36,312	28,374	2,458	501
Non current liabilities	1,223	969	—	—	—
Working capital (deficit)	117,734	123,816	202,611	(639)	422
Total assets	174,445	219,819	242,452	3,193	1,357
Total stockholders’ equity	153,352	182,538	214,078	736	856

Item 7.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

      The statements contained in this section that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.

      The following table sets forth the percentage of total revenues for certain items in the Company’s Consolidated Statements of Operations data for the years ended March 31, 2002, 2001 and 2000.

	Years Ended March 31,

	2002	2001	2000

As a Percentage of Total Revenues:
Revenues:
License	35%	43%	55%
Services	65	57	45

Total revenues	100	100	100
Cost of revenues:
License	2	3	27
Services	61	52	92

Total cost of revenues	63	55	119

Gross profit (loss)	37	45	(19)
Operating expenses:
Research and development	33	40	44
Sales and marketing	53	92	103
General and administrative	19	27	27

Total operating expenses	105	159	174

Loss from operations	(68)	(114)	(193)
Interest and other income (expense), net	12	23	7

Net loss before taxes	(56)	(91)	(186)
Provision for income taxes	1	—	—

Net loss	(57)	(91)	(186)
Deemed dividend related to Series E convertible preferred stock	—	—	6

Net loss applicable to common stockholders	(57)%	(91)%	(192)%

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

Critical Accounting Policies and Estimates

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, allowance for doubtful accounts, impairment of intangible assets, income taxes, restructuring, litigation and other contingencies. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

     Revenues

      We enter into arrangements for the sale of (1) licenses of our software products and related maintenance contracts; (2) bundled license, maintenance, and services; and (3) services on a time and material basis. In instances where maintenance is bundled with a license of our software products, such maintenance contracts are typically for a one-year term.

      For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      For those arrangements that consist of a license and a maintenance contract, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered and recognize maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance is determined.

      Services can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of our off-the-shelf software, customization of our software for the customer’s specific application, data conversion and building of interfaces to allow our software to operate in customized environments.

      In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination we focus on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of our software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building of the interface and uniqueness of the application, (4) the degree of involvement of customer personnel, and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. We also consider refunds, forfeitures and concessions when determining the significance of such services.

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

      In accordance with paragraph 10 of Statement of Position 97-2, Software Revenue Recognition, vendor-specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration. To date 33 maintenance contracts have been renewed and 12 new contracts were signed. We believe that given the nature of our products as selling solutions for the Internet, our customers view maintenance of those products as important to their business and will continue to need upgrades and support of licensed products. As a result, we believe renewals will occur in the future as more contracts come up for renewal.

      To date we have not entered into arrangements solely for the license of our products and, therefore, we have not demonstrated vendor-specific objective evidence for the fair value of the license element.

      In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element.

      For the year ended March 31, 2002, we recognized 59% of our revenues under the completed contract method, 30% of license and services revenues under the percentage-of-completion method and 11% under the residual method. For the year ended March 31, 2001, we recognized 22% under the completed contract method, 45% of license and services revenues under the percentage-of-completion method and 33% under the residual method. For the year ended March 31, 2000, we recognized 23% the completed contract method, 28% of license and services revenues under the percentage-of-completion method and 45% under the residual method.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

     Impairment of Goodwill and Intangible Assets

      Goodwill and intangible assets, which have generally resulted from our business combinations accounted for as purchases, are recorded at amortized cost. We periodically review the carrying amounts of these intangible assets for indications of impairment based on the operational performance of the acquired businesses and market conditions or sooner whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider some of the following factors important in deciding when to perform an impairment review: significant under-performance of a product line relative to budget; shifts in business strategies, which impact the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. If indications of impairment are present, we assess the value of the intangible assets using estimates of future undiscounted cash flows. Impairment charges, if any, result in situations when the fair values of these assets are less than the carrying value. During fiscal year 2002, various restructuring activities as well as the overall economic conditions signaled an indication of possible impairment. We then analyzed the value of our various intangibles by comparing the carrying value of these assets to the undiscounted cash flows estimated to be generated by these assets. Based on this analysis there was no impairment during fiscal year 2002. Beginning in fiscal year 2003, the method for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board (FASB), and related implementation guidance. We estimate that these new rules will result in an impairment loss of approximately $10.0 million in the first quarter of fiscal year 2003. This loss will be recognized as a cumulative effect of an accounting change.

     Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts to reflect the estimated losses resulting from the inability of our customers to make required payments based on past collection history and specific risks identified in our portfolio of receivables. No single customer’s account balance is significant to Selectica, and as such, our exposure to uncollectible trade receivables is generally limited. While we believe our existing reserve for doubtful accounts is adequate and proper, if the financial condition of our customers deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, or as unusual circumstances arise, additional allowances might be required.

     Income Taxes

      We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Our assessment of the recoverability of deferred tax assets is principally dependent upon our achievement of projected future taxable income in specific geographies and the ability to utilize net operating loss carryforwards. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to deferred tax assets and the valuation allowance, resulting in a reduction in net income in the period when such determinations are made. If we determined during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period. Through fiscal 2002 no deferred tax assets have been recognized given the uncertainty of such future taxable income and related ability to utilize net operating loss carryforwards.

     Restructuring

      During fiscal year 2002, we recorded accruals for restructuring of $182,000 in connection with our restructuring program. These accruals included estimates primarily pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes to these estimates, the actual costs may differ from the estimates.

     Contingencies and Litigation

      We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies.

Factors Affecting Operating Results

      A relatively small number of customers account for a significant portion of our total revenues. For the year ended March 31, 2002, revenue from Aetna Life Insurance accounted for 11% of our total revenues. For the year ended March 31, 2001, revenue from Samsung SDS, Dell, and Cisco accounted for 17%, 16%, and 14% of our total revenues, respectively. For the year ended March 31, 2000, revenue from LVMH Group, Samsung SDS, 3Com Corporation, and Fireman’s Fund accounted for 12%, 12%, 10%, and 10% of our total revenue, respectively.

      To date, we have foreign activities in India, Canada and some European and Asian countries because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations. In addition, if the recent conflict between India and Pakistan continues to escalate, it could adversely affect our operations in India.

      We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of March 31, 2002, we had an accumulated deficit of approximately $119.4 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. Due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment, and in an effort to achieve profitability, we underwent restructuring activities from March 2001 throughout the fiscal year 2002. During the restructuring activities in March 2001, we reduced our headcount, primarily in India, by 158 individuals or approximately 20% of our workforce. As a result of the restructuring activities in March 2001, we reduced our annual operating expenses by approximately $3.7 million, principally from reduced salaries and associated compensation-related expenses. During the restructuring activities for the year ended March 31, 2002, we further reduced our headcount by 190 individuals globally or approximately 25% of our workforce compared to March 31, 2001. These restructuring activities are expected to reduce expenses by $10.4 million annually. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our recent revenue growth, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the results of the fourth quarter of fiscal year 2001 and throughout the fiscal year of 2002. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Equity Transactions

      In connection with a development agreement entered into in April 2001, we issued a warrant to purchase 100,000 shares of our common stock. We determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of our common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and was fully amortized for the year ended March 31, 2002.

      During the year ended March 31, 2001, the Company repurchased 650,000 shares of common stock from certain key employees (the “Stock Repurchase”). These shares were originally issued in connection with the exercise of stock options in exchange for full recourse promissory notes with an aggregate value of $9.5 million. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, the shares were repurchased at the prices greater than their fair market values at the time of the repurchase. As a result, the Company recorded a total compensation expense of approximately $1.2 million of which approximately $156,000 was expensed to research and development, approximately $291,000 was expensed in cost of goods sold, approximately $291,000 was expensed in sales marketing, and approximately $447,000 was expensed in general and administrative expense. During the year ended March 31, 2002, the Company repurchased 212,814 shares of common stock from certain key employees (the “Stock Repurchase”). These shares were originally issued in connection with the exercise of stock options in exchange for full recourse promissory notes with an aggregate value of approximately $924,000. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, 50,000 shares were repurchased at the prices greater than their fair market values at the time of the repurchase. As a result, the Company recorded a total compensation expense of approximately $201,000 and classified it under general and administrative expense.

      As a result of the repurchase during the year ended March 31, 2002, the remaining outstanding shares which were exercised with full recourse promissory notes representing 166,772 shares and approximately $260,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and were subject to variable plan accounting. As a result, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was expensed in cost of goods sold and approximately $33,000 was expensed in general and administrative expense. We are required to revalue these promissory notes each period which may result in additional compensation in future quarters.

      During fiscal year 2002, the Company repurchased 1,800,200 shares of its common stock at an average price of $3.42 in the open market at a cost of approximately $6.3 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

Results of Operations

Revenues

	2002	Change	2001	Change	2000

	(in thousands, except percentages)
License	$16,683	(30)%	$23,933	161%	$9,181
Percentage of total revenues	35%		43%		55%
Services	$30,511	(3)%	$31,367	324%	$7,390
Percentage of total revenues	65%		57%		45%
Total revenues	$47,194	(15)%	$55,300	(234)%	$16,571

      License. License revenues decreased significantly in fiscal 2002 from fiscal 2001 due primarily to a decline in sales productivity arising from the weakening economic environment. The slowdown in the economy has caused a significant decrease in technology spending. In addition, we amortized approximately $254,000 of discount on the sale of common stock to a customer against the license revenues. License revenues increased significantly in fiscal 2001 from fiscal 2000 due primarily to the addition of new customers as a result of expanded marketing activities, growth in our sales force, and greater demand for and the acceptance of our

ACE suite of products. In fiscal year 2001, the increase was also offset by approximately $2.1 million of amortization of the fair value of a warrant issued to a significant customer in connection with a license and service agreement and $3.5 million of discount on the sale of common stock to a customer. In fiscal year 2000, license revenues were solely reduced by approximately $169,000 of discount on the sale of common stock to a customer. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues.

      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. Services revenues decreased in fiscal 2002 from fiscal 2001 due primarily to the result of fewer new customer implementations. In fiscal 2002, the services revenues were also reduced by amortization of approximately $375,000 representing the fair value of a warrant issued to a significant customer in connection with a license and service agreement. Services revenues increased in fiscal 2001 from fiscal 2000 due primarily to the increase in maintenance and maintenance renewals, consulting, and training services associated with our increased installed base. In fiscal 2001, the services revenues were reduced by amortization of approximately $3.8 million representing the fair value of a warrant issued to a significant customer in connection with a license and service agreement. In fiscal year 2000, no expense was recorded to offset the services revenues. We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues.

Cost of Revenues

	2002	Change	2001	Change	2000

	(in thousands, except percentages)
Cost of license revenues	$1,023	(30)%	$1,457	(68)%	$4,520
Percentage of license revenues	6%		6%		49%
Cost of services revenues	$28,660	(0)%	$28,678	89%	$15,169
Percentage of services revenues	94%		91%		205%

      Cost of License Revenues. Cost of revenues consists of the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The decrease in costs of license revenues in fiscal 2002 was primarily due to decreased license activities and the benefits of our restructuring activities. The fluctuation of cost of license revenues in fiscal 2001 from fiscal 2000 was due primarily to a non-recurring warrant charge of approximately $4.1 million associated with a license agreement entered into in November 1999. We expect cost of license revenues to maintain a relatively consistent level as a percentage of license revenues based upon current levels experienced.

      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization. The decrease in fiscal 2002 was due primarily to the utilization of personnel from lower cost regions, primarily India, in consulting and technical support functions. In fiscal 2002, we amortized approximately $1.1 million of goodwill and other intangible assets related to the Wakely Software acquisition, $799,000 for deferred compensation, $245,000 for restructuring costs related to the severance and benefits paid to terminated employees and $20,000 for compensation expenses related to variable accounting. The increase in fiscal 2001 was due primarily to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. In addition, in fiscal 2001, we amortized approximately $746,000 of goodwill related to the Wakely Software acquisition, approximately $783,000 for deferred compensation and recorded an expense of approximately $291,000 related to the repurchase of stock from certain executives. In fiscal 2000, we incurred an approximate $5.6 million non-recurring warrant charge associated with a license agreement entered into in November 1999 and approximately $359,000 for deferred compensation expense. We expect cost of services revenues to fluctuate as a percentage of service revenues.

Gross Margin

	2002	2001	2000

Gross margin of license revenues	94%	94%	51%
Gross margin of services revenues	6%	9%	(105)%
Gross margin of total revenues	37%	45%	(19)%

      Gross Margin — Licenses. The gross margin of license revenues was comparable in fiscal 2002 and fiscal 2001. During fiscal years 2002 and 2001, gross margin also reduced by approximately $254,000 and $3.5 million of discount on the sale of common stock to a customer, respectively. The fluctuation of gross margin in fiscal 2001 from fiscal 2000 was due primarily to amortization of the fair value of a warrant issued to a significant customer in connection with a license and service agreement totaling approximately $2.2 million and $3.5 million of discount on the sale of common stock to a customer. In fiscal 2000, gross margins were also affected by a non-recurring warrant charge of approximately $4.1 million associated with the license agreement entered into in November 1999.

      Gross Margin — Services. The gross margin of services revenues was comparable in fiscal 2002 and 2001. During fiscal years 2002 and 2001, the margin was reduced by approximately $375,000 and $3.8 million, respectively, representing the fair value of the warrant issued to a significant customer in connection with a license and service agreement. The fluctuation of gross margin of services revenues in fiscal 2001 from fiscal 2000 was due primarily to the amortization of approximately $3.9 million in fiscal 2001 representing the fair value of the warrant issued to a significant customer in connection with a license and service agreement, an approximate $5.6 million warrant charge in fiscal 2000 associated with a license agreement entered into in November 1999 and the timing of services revenues recognition.

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

Expenses

	2002	Change	2001	Change	2000

	(in thousands, except percentages)
Research and development	$15,343	(30)%	$21,849	197%	$7,347
Percentage of total revenues	33%		40%		44%
Sales and marketing	$25,215	(50)%	$50,686	198%	$17,026
Percentage of total revenues	53%		92%		103%
General and administrative	$8,922	(40)%	$14,876	227%	$4,554
Percentage of total revenues	19%		27%		27%

      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, and technical publications efforts. The decrease in fiscal 2002 was due primarily to our restructuring activities. For the year ended March 31, 2002, we recorded expenses of approximately $267,000 for the amortization of deferred compensation, $1.3 million for the development agreement entered into with a significant customer and $287,000 for restructuring, principally comprised of reductions in headcount. The increase in fiscal 2001 was primarily due to an increase in the number of research and development personnel to support the development of ACE 4.0, ACE 4.5, quality assurance, and technical publications operations. In fiscal 2001, we recorded expenses of approximately $500,000 for the amortization of deferred compensation, $157,000 related to the repurchase of stock from certain executives, $2.1 million for the development agreement entered into with a significant customer and $1.9 million for the one-time charge for in process research and development in relation to the Wakely Software acquisition. In fiscal 2000, we recorded expenses of approximately $116,000 for the amortization of deferred compensation and $600,000 from the amortization of the development agreement entered into with a significant customer.

We plan to reduce our investment in research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and an allocation of facilities, overhead and depreciation costs. The decrease in fiscal 2002 was due primarily to our restructuring and a reduction in spending on marketing programs. For the year ended March 31, 2002, we recorded expenses of approximately $729,000 for deferred compensation, $454,000 for restructuring charges and $106,000 for acceleration of stock option vesting. The increase in fiscal 2001 was primarily due to the hiring of additional sales and marketing personnel and expenses incurred in connection with trade shows and additional marketing programs. In fiscal 2001, we amortized approximately $2.5 million for deferred compensation and recorded an expense of approximately $291,000 related to the repurchase of stock from certain executives. In fiscal 2000, we amortized approximately $737,000 for deferred compensation. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information system expenses not allocated to other departments. The decrease in fiscal 2002 was due primarily to our restructuring efforts including head count reductions. For the year ended March 31, 2002, we amortized approximately $401,000 for deferred compensation, recorded $201,000 as an expense related to the repurchase of stock from certain executives, $774,000 for restructuring charges and $1.5 million for the amortization of goodwill related to the Wakely Software acquisition. The increase in fiscal 2001 was primarily due to a higher number of personnel and additional legal and accounting costs incurred in connection with business activities. In fiscal 2001, we amortized approximately $579,000 for deferred compensation and recorded an expense of approximately $448,000 related to the repurchase of stock from certain executives as of March 31, 2001. In addition, we incurred approximately $1.0 million from the amortization of goodwill in connection with the Wakely Software acquisition. In fiscal 2000, we incurred approximately $247,000 in amortization of deferred compensation. We plan to reduce our general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Interest and Other Income, Net

      Interest and other income, net, consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable, offset by interest expense related to convertible debt issued in the first quarter of fiscal 2000 and converted in the same quarter. Interest and other income, net, decreased approximately $6.8 million or 53% to approximately $5.9 million in 2002. Interest and other income, net, increased approximately $11.4 million to approximately $12.7 million in 2001 from approximately $1.2 million in 2000. The decrease in fiscal 2002 was due primarily to lower interest rates and the reduction of the short-term investments balance as such amounts were used for the operation of our business during the fiscal year of 2002. The significant increase in fiscal 2001 resulted primarily from interest income on our initial public offering and private placement net proceeds of approximately $193.1 million, which was completed on March 10, 2000 offset by the use of cash in operations of approximately $54.0 million in 2001.

Provision for Income Taxes

      We have recorded a tax provision of $304,000, $275,000 and $50,000 for the years ended March 31, 2002, 2001 and 2000. The provision for income taxes consists solely of foreign taxes.

      FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 beginning fiscal 2003 and the provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax net income of approximately $2.7 million in fiscal year 2003, $2.0 million in 2004, $1.6 million in 2005, $1.6 million in 2006, $1.6 million in 2007 and $528,000 in 2008, respectively.

      During fiscal year 2002 the applicable accounting policy for measuring goodwill impairment was an undiscounted cash flow basis, a method required by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we completed step two of the test. Based on this analysis, we will recognize an impairment loss of approximately $10.0 million in the first quarter of fiscal year 2003. This loss will be recognized as the cumulative effect of an accounting change.

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. We will adopt SFAS 141 in the beginning of fiscal 2003 and the provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103, and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The amounts recorded to increase Service Revenues and Cost of Service Revenues were $2.5 million, $1.4 million, and $483,000 for the years ended March 31, 2002, 2001 and 2000, respectively. The Company’s adoption of Topic D-103 will not affect the Company’s net income or loss in any past or future periods.

Liquidity and Capital Resources

	2002	Change	2001	Change	2000

	(in thousands, except percentages)
Working capital	$117,734	(5)%	$123,816	(39)%	$202,611
Cash, cash equivalents and short-term investments	$126,813	(8)%	$137,154	(36)%	$215,818
Net cash used for operating activities	$(18,466)	(66)%	$(54,736)	2523%	$(1,511)
Net cash used for investing activities	$(34,014)	(64)%	$(95,103)	1433%	$(6,202)
Net cash provided by (used for) financing activities	$(5,422)	(174)%	$7,327	(97)%	$223,531

      We have funded our operations with proceeds from the sale of preferred stock, private placements, and a public offering. Net cash used for operating activities during fiscal 2002 reflects net loss of approximately $26.4 million compared to approximately $49.9 million in fiscal 2001 and $30.9 million in fiscal 2000. The decrease of net cash used for operating activities in fiscal 2002 was due primarily to a decrease in net loss adjusted for non-cash expenses, deferred revenue, accounts payable and other accrued liabilities partially offset by a decrease in accounts receivable and other current assets. The increase of net cash used for operating activities in fiscal 2001 was due primarily to an increase of net loss adjusted for non-cash expenses including stock compensation and amortization of deferred compensation, accounts receivables and a decrease in deferred revenue partially offset by an increase in accrued payroll and related liabilities. The net cash used for operating activities in fiscal 2000 was primarily a result of our net loss offset by approximately a $17.2 million increase in deferred revenues and a $9.7 million non-recurring warrant charge associated with a license agreement entered into in November 1999.

      The net cash used for investing activities in fiscal 2002 was due primarily to approximately $33.9 million of net cash investment in sales of short-term and long-term investments. The net cash used for investing activities in fiscal 2001 was due primarily to a net cash investment of approximately $81.9 million in short-term and long-term investments, $5.0 million for the acquisitions of Wakely Software and LoanMarket Resources and $8.2 million for capital expenditures. The net cash used for investing activities in fiscal 2000 was attributable primarily to approximately $6.2 million used for capital expenditures and $150,000 for the acquisition of Selectica, India.

      The net cash used for financing activities in fiscal 2002 was primarily the result of the cash used to repurchase our common stock. The decrease of net cash provided by financing activities in fiscal 2001 was due primarily to a decrease of proceeds from the issuance of our common stock to approximately $2.9 million. The significant amount of cash provided by financing activities in fiscal 2000 was due primarily to approximately $122.2 million from our initial public offering, $72 million from a private placement, and $24.9 million from the issuance of convertible preferred stock.

      We had no significant commitments for capital expenditures as of March 31, 2002. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of March 31,2002 are adequate to fund our operations through at least March 31, 2003.

      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2002, the effects of the foreign currency fluctuations were immaterial.

      Our contractual obligations and commercial commitments at March 31, 2002, are summarized as follows (see also Note 3, Note 5 and Note 7 of Notes to Consolidated Financial Statements):

	Payments Due By Period

		Less than	1-3	4-5	After 5
Contractual Obligations:	Total	1 year	years	years	years

	(in thousands)
Purchase of property	$888	$888	$—	$—	$—
Operating Leases	$21,131	$3,538	$4,624	$5,156	$7,813

	Amount of Commitment Expiration Per Period

		Less than	1-3	4-5	After 5
Commercial Commitments:	Total	1 year	years	years	years

	(in thousands)
Letters of Credit	$255	$100	$—	$155	$—

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

      For fiscal 2002, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $986,000 (less than 0.75%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at March 31, 2002.

      For fiscal 2001, a hypothetical 50 basis point increase in interest rates would have resulted in an approximate $291,000 (0.19%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions as of March 31, 2001.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates. Our investments are made in accordance with an investment policy approved by the Board of Directors. In general, our investment policy requires that our securities purchases be rated A1/P1, AA/Aa3 or better. No securities may have a maturity that exceeds 18 months and the average duration of our investment portfolio may not exceed 9 months. At any time, no more than 15% of the investment portfolio may be insured by a single insurer and no more than 25% of investments may be invested in any one industry other than the US government bonds, commercial paper and money market funds.

Item 8.     Consolidated Financial Statements and Supplementary Data

Annual Financial Statements

      Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 14(a) for a listing of financial statements provided in the section titled “Financial Statements.”

Quarterly Results of Operations

      The following table sets forth, for the periods presented, selected data from our consolidated statements of operations. The data has been derived from our unaudited consolidated financial statements, and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results of operations for these periods. This unaudited information should be read in conjunction with the consolidated financial statements and notes included elsewhere in this annual report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We have incurred losses in each quarter since inception and expect to continue to incur losses for the foreseeable future.

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2001	2001	2001	2002

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$6,085	$3,953	$2,860	$3,785
Services	9,241	6,133	7,965	7,172

Total revenues	15,326	10,086	10,825	10,957
Cost of revenues:
License	335	178	229	281
Services	8,429	6,616	6,328	7,287

Total cost of revenues	8,764	6,794	6,557	7,568

Gross profit	6,562	3,292	4,268	3,389
Operating expenses:
Research and development	4,424	3,721	3,494	3,704
Sales and marketing	8,323	5,999	5,753	5,140
General and administrative	3,162	1,907	1,743	2,110

Total operating expenses	15,909	11,627	10,990	10,954

Loss from operations	(9,347)	(8,335)	(6,722)	(7,565)
Interest and other income (expense), net	2,002	1,766	1,264	864

Net loss before taxes	(7,345)	(6,569)	(5,458)	(6,701)
Provision for income taxes	75	79	75	75

Net loss	$(7,420)	$(6,648)	$(5,533)	$(6,776)

Basic and diluted, net loss per share	$(0.21)	$(0.19)	$(0.16)	$(0.20)

Weighted-average shares of common stock used in computing basic and diluted, net loss per share	35,520	35,574	34,697	34,584

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2000	2000	2000	2001

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$3,674	$6,281	$8,659	$5,319
Services	4,248	7,317	11,272	8,530

Total revenues	7,922	13,598	19,931	13,849
Cost of revenues:
License	231	277	414	535
Services	5,568	6,143	8,158	8,809

Total cost of revenues	5,799	6,420	8,572	9,344

Gross profit	2,123	7,178	11,359	4,505
Operating expenses:
Research and development	4,382	6,954	5,131	5,382
Sales and marketing	12,723	12,844	13,004	12,115
General and administrative	1,953	3,554	4,432	4,937

Total operating expenses	19,058	23,352	22,567	22,434

Loss from operations	(16,935)	(16,174)	(11,208)	(17,929)
Interest and other income (expense), net	3,342	3,353	3,364	2,595

Net loss before taxes	(13,593)	(12,821)	(7,844)	(15,334)
Provision for income taxes	—	125	75	75

Net loss	$(13,593)	$(12,946)	$(7,919)	$(15,409)

Basic and diluted, net loss per share	$(0.41)	$(0.38)	$(0.23)	$(0.44)

Weighted-average shares of common stock used in computing basic and diluted, net loss per share	33,340	34,135	35,101	35,232

      In the past, our quarterly operating results have varied significantly, and we expect these fluctuations to continue. Future operating results may vary depending on a number of factors, many of which are outside of our control.

      In the short term, we expect our quarterly revenues to be significantly dependent on the sale of a small number of relatively large orders for our products and services. In addition, our products and services generally have a long sales cycle. As a result, our quarterly revenues may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In many cases, we recognize revenues from licenses and services on a percentage-of-completion basis. Deployment of our products requires a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete a deployment may vary from customer to customer and may be protracted due to unforeseen circumstances. Our ability to recognize these revenues thus may be delayed if we are unable to meet milestones on a timely basis. Because operating expenses are relatively fixed in the near term, any shortfall in anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

      We may also experience seasonality in revenues and our revenues are impacted by current economic trends. For example, our quarterly results may fluctuate based upon our customers’ budgeting cycles as well as changes to such budgets based upon current economic trends. These seasonal variations and purchasing trends may lead to fluctuations in our quarterly revenues and operating results.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

      Information with respect to directors may be found in the section caption “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Executive Officers

      Information with respect to executive officers may be found in the section caption “Executive Officers” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.     Executive Compensation

      Information with respect to directors may be found in the section caption “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information with this item may be found in the section caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information with respect to this item may be found in the section caption “Certain Relationships and Related Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

      The following are included in item 8 and are filed as part of this Annual Report on Form 10-K

•	Consolidated Balance Sheets as of March 31, 2002 and 2001

•	Consolidated Statement of Operations for the years ended March 31, 2002, 2001, and 2000

•	Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2002, 2001, and 2000

•	Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001, and 2000

•	Notes to Consolidated Financial Statements

•	Report of Ernst & Young LLP, Independent Auditors

(2) Financial Statement Schedules

      Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(3) Exhibits

Exhibit
No.	Description

3.2*	The Second Amended and Restated Certificate of Incorporation.
3.3*	The amended and Restated Bylaws.
4.1*	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2*	Form of Registrant’s Common Stock certificate.
4.3*	Amended and Restated Investor Rights Agreement dated June 16, 1999.
10.1*	Form of Indemnification Agreement.
10.2*	1996 Stock Plan.
10.3*	1999 Employee Stock Purchase Plan.
10.4*	1999 Equity Incentive Plan.
10.5*	Lease between Spieker Properties L.P. and the Registrant, dated December 8, 1997.
10.6*	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.7*	Major Account License Agreement between the Registrant and Fujitsu Network Communications, Inc., dated November 4, 1998.
10.8*	Agreement for Web Site Design and Development Service between the Registrant and BMW of North America, Inc., dated July 15, 1998.
10.9*	Major Account License Agreement between the Registrant and the Fireman’s Fund Insurance Company, dated June 24, 1999.
10.10*	Major Account License Agreement between the Registrant and Loanmarket Resources, LLC., dated June 30, 1999.
10.11*	Major Account License Agreement between the Registrant and Aspect Telecommunications, dated May 17, 1999.
10.12*	A Consulting Engagement Proposal from the Registrant to 3Com, dated July 29, 1999.
10.13*	A Consulting Engagement Proposal from the Registrant to 3Com, dated August 10, 1999.
10.14*	Employment Agreement between the Registrant and Rajen Jaswa, dated as of July 1, 1997.
10.15*	Employment Agreement between the Registrant and Dr. Sanjay Mittal, dated as of July 1, 1997.
10.16*	Offer letter from the Registrant to Stephen Bennion dated as of September 16, 1999.
10.18*	Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 10, 2000.
10.19*	International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; Amendment #1 to International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.
10.20*	Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 8, 2000.
10.21*	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.22*	Stock Purchase Agreement between the Registrant and Dell USA, L.P., dated February 14, 2000.
10.23* *	Offer to exchange outstanding options, dated April 27, 2001.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, independent auditors.

*	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

**	Previously filed in Schedule TO filed by the Company on April 27, 2001.

(b) Reports on Form 8-K

      No reports on Form 8-K have been filed with the Securities and Exchange Commission during the quarter ending March 31, 2002.

FINANCIAL STATEMENTS

      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows

SELECTICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

	(in thousands,
	except par value)
Assets
Current assets:
Cash and cash equivalents	$15,404	$73,306
Short-term investments	111,409	63,848
Accounts receivable, net of allowance for doubtful accounts of $694 and $1,051, respectively	8,100	18,965
Prepaid expenses and other current assets	2,691	4,009

Total current assets	137,604	160,128
Property and equipment, net	7,325	11,469
Goodwill, net of amortization of $6,319 and $1,815, respectively	9,974	12,637
Other assets	724	1,311
Long term investments	17,355	31,144
Investments, restricted	1,463	2,079
Development agreement, net of amortization of $4,394 and $3,117, respectively	—	1,051

Total assets	$174,445	$219,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,325	$3,210
Accrued payroll and related liabilities	2,717	5,003
Other accrued liabilities	3,878	5,717
Deferred revenues	11,950	22,382

Total current liabilities	19,870	36,312
Other long term liabilities	1,223	969
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2002 and 2001; none issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 75,000 shares at March 31, 2002 and 2001
Issued: 37,039 and 37,032 shares at March 31, 2002 and 2001, respectively
Outstanding: 35,239 and 37,032 shares at March 31, 2002 and 2001, respectively	4	4
Additional paid-in capital	283,847	285,179
Deferred compensation	(4,032)	(7,970)
Stockholder notes receivable	(880)	(1,915)
Accumulated deficit	(119,366)	(92,989)
Accumulated other comprehensive income	29	229
Treasury stock at cost — 1,800 shares and none at March 31, 2002 and 2001, respectively	(6,250)	—

Total stockholders’ equity	153,352	182,538

Total liabilities and stockholders’ equity	$174,445	$219,819

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Revenues:
License	$16,683	$23,933	$9,181
Services	30,511	31,367	7,390

Total revenues	47,194	55,300	16,571
Cost of revenues:
License	1,023	1,457	4,520
Services	28,660	28,678	15,169

Total cost of revenues	29,683	30,135	19,689

Gross profit (loss)	17,511	25,165	(3,118)
Research and development	15,343	21,849	7,347
Sales and marketing	25,215	50,686	17,026
General and administrative	8,922	14,876	4,554

Total operating expenses	49,480	87,411	28,927

Loss from operations	(31,969)	(62,246)	(32,045)
Interest income and other income, net	5,896	12,654	1,241

Loss before provision for income taxes	(26,073)	(49,592)	(30,804)
Provision for income taxes	304	275	50

Net loss	(26,377)	(49,867)	(30,854)
Deemed dividend on Series E convertible preferred stock	—	—	925

Net loss applicable to common stockholders	$(26,377)	$(49,867)	$(31,779)

Basic and diluted, net loss per share applicable to common stockholders	$(0.75)	$(1.44)	$(4.54)
Weighted-average shares of common stock used in computing basic and diluted, net loss per share applicable to common stockholders	35,090	34,580	6,999

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional		Stockholder
					Paid-In	Deferred	Notes
	Shares	Amount	Shares	Amount	Capital	Compensation	Receivable

	(in thousands)
Balance at March 31, 1999	13,567	$1	6,238	$—	$11,878	$(255)	$—
Issuance of Series E convertible preferred stock (net of issuance costs of $931)	4,403	1	—	—	24,345	—	—
Issuance of Series E convertible preferred stock in exchange for convertible notes payable (net of issuance costs of $48)	230	—	—	—	944	—	—
Repurchase of common stock held by founder	—	—	(228)	—	(2)	—	—
Fair value of warrants issued in connection with Series E convertible preferred stock financing	—	—	—	—	616	—	—
Fair value of warrants issued in connection with convertible notes payable	—	—	—	—	50	—	—
Compensation expense related to acceleration of stock options	—	—	—	—	66	—	—
Exercise of warrants issued in connection with Series E preferred stock financing	72	—	—	—	315	—	—
Fair value of warrants issued in connection with development agreement	—	—	—	—	381	—	—
Fair value of warrants issued in connection with license and services agreement	—	—	—	—	16,400	—	—
Exercise of stock options by employees, net of repurchase	—	—	1,035	—	1,706	—	—
Exercise of stock by employees for notes	—	—	2,034	—	12,716	—	(12,716)
Issuance of common stock for services	—	—	33	—	107	—	—
Issuance of Series E convertible stock for less than fair value	1,506	—	—	—	4,976	—	—
Issuance of common stock in public offering, (net of issuance costs of $11,281)	—	—	4,450	1	122,219	—	—
Issuance of common stock in private placement	—	—	2,400	—	72,000	—	—
Conversion of convertible preferred stock in connection with initial public Offering	(19,778)	(2)	19,778	2	—	—	—
Deferred compensation related to options granted at less than fair value	—	—	—	—	12,866	(12,866)	—
Amortization of deferred compensation	—	—	—	—	—	1,261	—
Compensation expense related to issuance of common stock options to Consultant	—	—	—	—	190	—	—
Net and comprehensive loss	—	—	—	—	—	—	—

Balance at March 31, 2000	—	—	35,740	3	281,773	(11,860)	(12,716)
Exercise of warrants issued in connection with Series E preferred financing	—	—	180	—	—	—	—
Exercise of warrants in connection with license and service agreement	—	—	650	1	—	—	—
Acquisition of Wakely Software, Inc. and LoanMarket Resources, LLC	—	—	210	—	10,243		—
Exercise of stock options by employees, net of repurchase	—	—	796	—	(574)	—	1,301
Repurchase of common stock issued to certain executives	—	—	(650)	—	(9,500)	—	9,500
Shares issued in connection with ESPP	—	—	106	—	2,364	—	—
Net deferred compensation related to options granted at less than FMV	—	—	—	—	2,082	3,890	—
Cost of financing	—	—	—	—	(1,209)	—	—
Other comprehensive income	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—

Balance at March 31, 2001	—	—	37,032	4	285,179	(7,970)	(1,915)
Repurchase of common stock	—	—	—	—	—	—	—
Repurchase of common stock issued to certain executives	—	—	(213)	—	(924)	—	924
Fair value of warrants issued in connection with development agreement	—	—	—	—	227	—	—
Compensation expense related to variable accounting of exercised options	—	—	—	—	53	—	—
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	—	—	125	—	—
Shares issued in connection with ESPP	—	—	163	—	527	—	—
Net deferred compensation related to options granted at less than FMV	—	—	—	—	(1,736)	3,938	—
Net deferred compensation related to repurchase of shares issued in exchange for shareholder notes	—	—	—	—	201	—	—
Repayment of shareholders’ notes receivable							111
Exercise of stock options by employees, net of repurchase	—	—	54	—	189	—	—
Issuance of common stock for services	—	—	3	—	6	—	—
Other comprehensive loss	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—

Balance at March 31, 2002	—	$—	37,039	$4	$283,847	$(4,032)	$(880)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Treasury
		Comprehensive	Stock
	Accumulated	Income			Stockholders’
	Deficit	(Loss)	Shares	Amount	Equity

	(in thousands)
Balance at March 31, 1999	$(10,889)	$—	—	$—	$735
Issuance of Series E convertible preferred stock (net of issuance costs of $931)	—	—	—	—	24,346
Issuance of Series E convertible preferred stock in exchange for convertible notes payable (net of issuance costs of $48)	—	—	—	—	944
Repurchase of common stock held by founder	(454)	—	—	—	(456)
Fair value of warrants issued in connection with Series E convertible preferred stock financing	—	—	—	—	616
Fair value of warrants issued in connection with convertible notes payable	—	—	—	—	50
Compensation expense related to acceleration of stock options	—	—	—	—	66
Exercise of warrants issued in connection with Series E preferred stock financing	—	—	—	—	315
Fair value of warrants issued in connection with development agreement	—	—	—	—	381
Fair value of warrants issued in connection with license and services agreement	—	—	—	—	16,400
Exercise of stock options by employees, net of repurchase	—	—	—	—	1,706
Exercise of stock by employees for notes	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	107
Issuance of Series E convertible stock for less than fair value	(925)	—	—	—	4,051
Issuance of common stock in public offering, (net of issuance costs of $11,281)	—	—	—	—	122,220
Issuance of common stock in private placement	—	—	—	—	72,000
Conversion of convertible preferred stock in connection with initial public Offering	—	—	—	—	—
Deferred compensation related to options granted at less than fair value	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,261
Compensation expense related to issuance of common stock options to Consultant	—	—	—	—	190
Net and comprehensive loss	(30,854)	—	—	—	(30,854)

Balance at March 31, 2000	(43,122)	—	—	—	214,078
Exercise of warrants issued in connection with Series E preferred financing	—	—	—	—	—
Exercise of warrants in connection with license and service agreement	—	—	—	—	1
Acquisition of Wakely Software, Inc. and LoanMarket Resources, LLC	—	—	—	—	10,243
Exercise of stock options by employees, net of repurchase	—	—	—	—	727
Repurchase of common stock issued to certain executives	—	—	—	—	—
Shares issued in connection with ESPP	—	—	—	—	2,364
Net deferred compensation related to options granted at less than FMV	—	—	—	—	5,972
Cost of financing	—	—	—	—	(1,209)
Other comprehensive income	—	229	—	—	229
Net loss	(49,867)	—	—	—	(49,867)

Comprehensive loss	—	—	—	—	(49,638)

Balance at March 31, 2001	(92,989)	229	—	—	182,538
Repurchase of common stock	—	—	(1,800)	(6,250)	(6,250)
Repurchase of common stock issued to certain executives	—	—	—	—	—
Fair value of warrants issued in connection with development agreement	—	—	—	—	227
Compensation expense related to variable accounting of exercised options	—	—	—	—	53
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	—	—	125
Shares issued in connection with ESPP	—	—	—	—	527
Net deferred compensation related to options granted at less than FMV	—	—	—	—	2,202
Net deferred compensation related to repurchase of shares issued in exchange for shareholder notes	—	—	—	—	201
Repayment of shareholders’ notes receivable					111
Exercise of stock options by employees, net of repurchase	—	—	—	—	189
Issuance of common stock for services	—	—	—	—	6
Other comprehensive loss	—	(200)	—	—	(200)
Net loss	(26,377)	—	—	—	(26,377)

Comprehensive loss	—	—	—	—	(26,577)

Balance at March 31, 2002	$(119,366)	$29	(1,800)	$(6,250)	$153,352

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2002	2001	2000

	(in thousands)
Operating activities:
Net loss	$(26,377)	$(49,867)	$(30,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,154	2,999	864
Amortization of goodwill	2,663	1,699	24
Amortization of deferred compensation	2,202	3,281	1,261
Amortization of discount on the sale of common stock to a customer	254	3,536	—
Amortization of warrants in connection with licenses and services agreement	375	5,567	—
Amortization of development agreement	1,277	2,105	1,011
Loss on disposal of fixed assets	32	—	—
Net realized gain on short term investments	—	(5,191)	—
Net realized gain on long term investments	—	(7,660)	—
Acquired in-process research and development	—	1,870	—
Increase of fair value of Series E shares	—	—	265
Issuance of common stock options to consultant	—	—	190
Issuance of common stock in exchange for services	6	—	106
Value of warrants in excess of contract	—	—	9,657
Compensation expenses related to variable accounting of exercised options	53	—	—
Compensation expenses related to repurchase of shares in excess of fair market value	201	1,193	—
Accelerated vesting of stock options to employees	125	971	66
Accrued interest on convertible notes converted to convertible preferred stock	—	—	7
Warrants issued in conjunction with debt financing	—	—	35
Loss on disposal of property and equipment	—	—	74
Changes in assets and liabilities:
Accounts receivable	10,865	(12,706)	(3,791)
Prepaid expenses and other current assets	1,318	500	(4,342)
Other assets	1,203	(1,197)	(2,000)
Accounts payable	(1,885)	(1,124)	3,672
Accrued payroll and related liabilities	(2,286)	2,690	1,622
Other accrued liabilities	(1,585)	1,801	3,426
Deferred revenue	(11,061)	(5,203)	17,196

Net cash used in operating activities	(18,466)	(54,736)	(1,511)

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended March 31,

	2002	2001	2000

	(in thousands)
Investing activities
Purchase of capital assets	(74)	(8,219)	(6,132)
Proceeds from disposition of property and equipment	32	—	80
Purchase of short-term investments	(144,214)	(76,280)	—
Purchase of long-term investments	(47,539)	(24,347)	—
Proceeds from sales and maturities of short-term investments	96,538	17,715	—
Proceeds from sales and maturities of long-term investments	61,243	1,000	—
Acquisition of Wakely Software, Inc.	—	(4,755)	—
Acquisition of certain assets and liabilities of LoanMarket Resource	—	(217)	—
Acquisition of Selectica, India	—	—	(150)

Net cash used in investing activities	(34,014)	(95,103)	(6,202)
Financing activities
Net proceeds from initial public offering	—	—	122,219
Net proceeds from private placement	—	—	72,000
Cost of financing	—	(1,209)	—
Purchase of treasury stock	(6,250)	—	—
Proceeds from stockholder notes receivable	111	718	—
Exercise of warrants in exchange for preferred stock	—	—	316
Proceeds from issuance of convertible notes	—	—	1,000
Proceeds from issuance of convertible preferred stock	—	—	24,913
Proceeds from issuance of warrants	—	—	800
Proceeds from issuance of common stock	717	2,909	1,250
Proceeds from revenue contract	—	4,909	1,033

Net cash provided by (used for) financing activities	(5,422)	7,327	223,531
Net increase (decrease) in cash and cash equivalents	(57,902)	(142,512)	215,818
Cash and cash equivalents at beginning of the period	73,306	215,818	—

Cash and cash equivalents at end of the period	$15,404	$73,306	$215,818

Supplemental cash flow information
Cash paid for interest	$—	$—	$53
Supplemental disclosure of non-cash financing activities
Conversion of preferred stock in common stock	$—	$—	$2
Deferred compensation related to stock options	$1,736	$1,111	$12,866
Convertible notes payable and accrued interest to convertible preferred stock	$—	$—	$944
Fair value of warrants issued in conjunction with convertible notes payable	$—	$—	$50
Fair value of warrants issued in conjunction with convertible preferred stock financing	$—	$—	$616
Fair value of warrants issued in connection with development agreement	$227	$—	$381
Fair value of warrant issued in conjunction with revenue contract	$—	$—	$16,400
Issuance of stock in exchange for notes	$—	$—	$12,716
Deferred charge on development agreement	$—	$—	$4,711
Repurchase of stock in exchange for cancellation of notes	$924	$9,500	$—

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

     Reclassification of Prior Year Balances

      Certain reclassifications have been made to prior year’s consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows to conform to the current year presentation. Other than the reclassifications to comply with the Financial Accounting Standards Board (FASB) Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses Incurred”, no reclassifications were material. The amounts recorded to increase Service Revenues and Cost of Service Revenues were $2.5 million, $1.4 million, and $483,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

     Foreign Currency Transactions

      Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operations accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of a transaction. The effects of foreign currency remeasurement are reported in current operations and were immaterial for all periods presented.

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of March 31, 2002, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Customer Concentrations

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

      Customers who accounted for at least 10% of total revenues were as follows:

	March 31,

	2002	2001	2000

Aetna Life Insurance	11%	*	*
Samsung SDS	*	17%	12%
Dell Computer	*	16%	*
Cisco	*	14%	*
LVMH Group	*	*	12%
3Com Corporation	*	*	10%
Fireman’s Fund Insurance	*	*	10%

*	Revenues were less than 10% of total revenues.

     Cash Equivalents and Investments

      Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at March 31, 2002 and 2001. The Company considers all investment securities with original maturities of more than 3 months but less than one year to be short-term investments. Investments with original maturities of more than one year are considered to be long-term investments.

      The Company classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

     Accounts Receivable

      The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2002, 2001, and 2000:

	Balance at	Charged to		Balance
	beginning	costs and	Amounts	at end of
Fiscal Year	of period	expenses	written off	period

	(in thousands)
2002.	$1,051	$167	$524	$694
2001.	$415	$1,596	$960	$1,051
2000.	$104	$325	$14	$415

     Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2001, FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. The Company adopted this statement in the first quarter of fiscal year 2003 and the provisions of this statement are not expected to have a significant impact on the Company’s financial condition or operating results.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level (generally the Selectica operating segments) at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      During fiscal year 2002 the applicable accounting policy for measuring goodwill impairment was an undiscounted cash flow basis, a method required by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003.

      In April 2002, the Company performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite-lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, the Company anticipates it will recognize an impairment loss of approximately $10.0 million in the first quarter of fiscal year 2003. This loss will be recognized as a cumulative effect of an accounting change.

      In future years, a reduction of the Company’s estimate of fair values associated with certain reporting units could result in a further impairment loss associated with various intangible assets.

     Revenue Recognition

      The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance, and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists.

      Arrangements consisting of license, maintenance and other services. Services can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments.

      In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination the Company focuses on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination the Company considers the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building of the interface and uniqueness of the application, (4) the degree of involvement of customer personnel, and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. The Company also considers the likelihood of refunds, forfeitures and concessions when determining the significance of such services.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

      In accordance with paragraph 10 of Statement of Position 97-2, “Software Revenue Recognition,” vendor specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

     Advertising Expense

      The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2002, 2001 and 2000 was approximately $509,000, $2.8 million and $891,000, respectively.

     Development Costs

      Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” have not been material to date.

     Comprehensive Income

      Statement of Financial Accounting No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements.

      The components of comprehensive income are as follows:

	March 31,

	2002	2001

	(in thousands)
Beginning balance	$229	$—
Unrealized gain on short-term investments	56	92
Unrealized gain (loss) on long-term investments	(256)	137

Ending balance	$29	$229

     Net Loss Per Share

      Basic and diluted net loss per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the computation of basic and diluted and pro forma basic and diluted net loss per share:

	Years Ended March 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Net loss applicable to common stockholders	$(26,377)	$(49,867)	$(31,779)

Basic and diluted:
Weighted-average shares of common stock outstanding	35,531	36,474	8,630
Less weighted-average shares subject to repurchase	(441)	(1,894)	(1,631)

Weighted-average shares used in computing basic and diluted, net loss per share applicable to common stockholders	35,090	34,580	6,999

Basic and diluted, net loss per share applicable to common stockholders	$(0.75)	$(1.44)	$(4.54)

      The Company has excluded all outstanding stock options and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 5.5 million, 3.8 million and 4.3 million shares of common stock for the years ended March 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted net loss per share applicable to common stockholders because the effect would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

     Stock-Based Compensation

      The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and related interpretations. Pro forma net loss, as presented at Note 10, is a disclosure required by Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (FAS 123).

     Segment Information

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, Interactive Selling System software for electronic commerce. The Company primarily markets its products in the United States. For the fiscal year ended March 31, 2002, sales to international locations were 20% of total revenues and were derived primarily from Korea and Canada. For the fiscal year ended March 31,2001, sales to international locations were less than 10% of total revenues. For the fiscal year ended March 31, 2000, foreign sales, principally Asia, were 15% of total revenues. Export revenues are attributable to countries based on the location of the customers.

      The Company holds long-lived assets in India with a net book value of approximately $1.0 million and $1.6 million for the year ended March 31, 2002 and 2001.

     New Accounting Pronouncements

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in pre-tax net loss of approximately $2.7 million in fiscal year 2003, $2.0 million in 2004, $1.6 million in 2005, $1.6 million in 2006, $1.6 million in 2007 and $528,000 in 2008, respectively.

      During fiscal 2002 the applicable accounting policy for measuring goodwill impairment was an undiscounted cash flow basis, a method required by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we completed step two of the test. Based on this analysis, we will recognize an impairment loss of approximately $10.0 million in the first quarter of fiscal year 2003. This loss will be recognized as the cumulative effect of an accounting change.

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. We will adopt SFAS 141 in the beginning of fiscal year 2003 and the provisions of this statement are not expected to have a significant impact on our financial condition or operating results.

      In November 2001, the FASB issued Topic D-103, which establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103 and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The Company’s adoption of Topic D-103 will not affect the Company’s net income or loss in any past or future periods.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Cash Equivalents and Investments

     Cash Equivalents:

      All cash equivalents as of March 31, 2002 and 2001 are classified as available-for-sale securities and included under the caption “cash and cash equivalents.” The carrying values of these available-for-sale securities approximate their fair values. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company’s cash equivalents:

	March 31,

	2002	2001

	(in thousands)
Cash equivalents:
Money market fund	$228	$31,366
Commercial paper	2,997	15,741
Government agency notes	—	8,947
Corporate notes	—	6,066

Total	$3,225	$62,120

     Investments:

      All investments as of March 31, 2002 and March 31, 2001 are classified as available-for-sale securities. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company’s short-term investments:

	March 31,

	2002	2001

	(in thousands)
Short-term investments:
(due in less than 12 months)
Money market fund	$37,353	$—
Government agencies	28,028	40,893
Auction rate preferreds	25,875	—
Corporate notes & bonds	18,003	18,369
Municipal bonds	2,002	—
Commercial paper	—	4,494

Short-term investments at cost	111,261	63,756
Unrealized gains	148	92

Fair value	$111,409	$63,848

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2002	2001

	(in thousands)
Long-term investments:
(due in 12 to 18 months)
Corporate notes & bonds	$2,670	$20,981
Government agencies	14,804	10,026

Long-term investments at cost	17,474	31,007
Unrealized gains (losses)	(119)	137

Fair value	$17,355	$31,144

      As of March 31, 2002, the Company has two operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposit of the leases in the amount of approximately $275,000 is classified as a restricted long-term investment and is held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., the total escrow fund of approximately $1.0 million is held in corporate bonds and classified as a restricted long-term investment. The full amount of $1.0 million will be paid to the founder of Wakely Software, Inc. in August 2003 per the escrow agreement. The interest earned on the investment may be used in operations.

      Unrealized holding gains on available-for-sale securities as of March 31, 2002 and 2001 were approximately $29,000 and $229,000, respectively.

3. Property and Equipment

      Property and equipment, at cost, consist of the following:

	March 31,

	2002	2001

	(in thousands)
Furniture and equipment	$3,260	$3,121
Computers and software	9,439	10,065
Leasehold improvements	2,497	2,238

	15,196	15,424
Less: accumulated depreciation	(7,871)	(3,955)

Total property and equipment, net	$7,325	$11,469

      On March 27, 2002, the Company entered into a contract to purchase of a property in India at the cost of approximately $888,000. In April 2002, the Company paid approximately $328,000 per the purchase agreement. The remaining balance of approximately $560,000 will be paid out in July 2002.

4. Stockholder Notes Receivable

      During the year ended March 31, 2000, in consideration for the issuance of the Company’s common stock, various key employees executed promissory notes in the principal amount of approximately $12.7 million. The notes bear interest at rates from 6.02% to 6.56% per annum, and are due and payable in four years from the date of issuance. The notes are full recourse, and in addition, each of the employees has pledged the common stock, 2.0 million shares of common stock in aggregate as of March 31, 2000, as collateral to secure the obligations under the notes.

      During the year ended March 31, 2002 and 2001, approximately $111,000 and $1.3 million of the notes receivable were repaid by the various key employees. In addition, stock worth an aggregate of approximately

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$924,000 and $9.5 million, originally issued in exchange for full recourse notes, were repurchased by the Company in fiscal year 2002 and 2001, respectively. As a result of the repurchase during the year ended March 31, 2002, the remaining outstanding shares which were exercised with full recourse promissory notes representing 166,772 shares and approximately $260,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and were subject to variable plan accounting. As a result, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was expensed in cost of goods sold and approximately $33,000 was expensed in general and administrative expense. (see Note 9, Stock Repurchase)

5. Operating Lease Commitments

      The Company leases office space under operating lease agreements that expire at various dates through 2010. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2002, are as follows:

(in thousands)
2003	$3,538
2004	2,005
2005	2,619
2006	2,557
2007	2,599
Thereafter	7,813

Total future minimum payments	$21,131

      Rent expense was approximately $4.9 million, $4.7 million and $1.8 million for the years ended March 31, 2002, 2001 and 2000, respectively.

6. Litigation

      Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, the underwriters of the Company’s initial public offering, and certain of the Company’s executives in the United States District Court for the Southern District of New York. The complaints allege that the underwriters of the Company’s initial public offering, Selectica and the other named defendants violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000. The complaints allege, among other things, that Credit Suisse First Boston solicited and received excessive and undisclosed commissions from several investors in exchange for which Credit Suisse First Boston allocated to these investors material portions of the restricted number of shares of common stock issued in connection with the Company’s initial public offering. The complaints further allege that Credit Suisse First Boston entered into agreements with its customers in which Credit Suisse First Boston agreed to allocate the common stock sold in the Company’s initial public offering to certain customers in exchange for which such customers agreed to purchase additional shares of the Company’s common stock in the after-market at pre-determined prices.

      On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed a consolidated amended complaint on April 19, 2002 asserting essentially the same claims as the original complaints.

      On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain officers and directors of the Company as well as the underwriters of the

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s March 13, 2000 initial public offering of shares (the “IPO”), and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment and breach of contract relating to the pricing of shares in the Company’s IPO.

      The Company believes that the allegations against the Company and its officers and directors are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.

7. Letters of Credit

      The Company has two letters of credit with approximately $255,000 available in connection with the Company’s lease agreements. No amounts were drawn under these letters of credit as of March 31, 2002.

8. Acquisitions

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

      Valuation of acquired intangible assets. Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Company’s intentions for future use of the acquired assets, and (iii) analysis of data available concerning Wakely Software, Inc.’s products, technologies, markets, historical financial performance, estimated future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Company and Wakely Software, Inc. operate was also considered in the valuation analysis.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Developed technologies consisted principally of project management and other software tools that would be used by the Company’s operations and consisted of eRate, eAnalysis, and WinRRS for a combined value of approximately $1.8 million.

      To determine the value of developed technologies, the cost method was used, as the Company does not intend on selling any of this technology but rather using it in-house. All estimates of time of development were based upon discussion with management at Wakely Software, Inc. and were based upon the actual time incurred historically.

      To determine the value of assembled workforces, the Company considered, among other factors, the costs to replace existing employees including search costs, interview costs and training costs.

      Goodwill is determined based on the residual difference between the amounts paid and the valued assigned to identified tangible and intangible assets. If the value assigned to identified tangible and intangible assets exceed the amounts paid, including the effect of deferred taxes, the valued assigned to long-term assets were reduced proportionately.

      The following is a summary of the purchase allocation of Wakely Software, Inc.:

		Estimated
		useful
	Amount	life (years)

	(in thousands)
Workforce intangible	$240	3 years
Licenses	362	7 years
Developed technology	1,814	3 years
In-process research and development	1,870	1 year
Goodwill	10,727	7 years

Total purchase price	$15,013

      As of March 31, 2002 and 2001, the accumulated amortization of intangible assets was approximately $5.7 million and $3.4 million, respectively.

     LoanMarket Resources, LLC Acquisition

      In November 2000, the Company acquired certain assets and liabilities of LoanMarket Resources, LLC (“LoanMarket”), a provider of real-time, mortgage, home equity, and unsecured lending software solutions. The Company issued approximately 35,000 shares of its common stock valued at the closing market price of $27.0156 on November 9, 2000, paid cash in the amount of approximately $220,000, and assumed liabilities of approximately $155,000. The transaction expenses were approximately $183,000. The Company allocated $1.2 million to goodwill and through March 31, 2002 will amortize this amount over a period of three years, the expected future life of the assets.

      As of March 31, 2002 and 2001, the accumulated amortization of goodwill was approximately $549,000 and $161,000, respectively.

9. Stockholders’ Equity

     Common Stock

      In July 1996, the Company issued 2.5 million shares of common stock to the founders of the Company in exchange for $12,500, the estimated fair value of common stock. Such shares vested ratably over 48 months. There were no shares subject to repurchase as of March 31, 2002 and 2001. For the fiscal year of 2000, 156,000 shares were subject to repurchase at $0.01 per share.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock Reserved for Future Issuance

      At March 31, 2002, common stock reserved for future issuance was as follows:

(in thousands)
Stock option plans:
Outstanding	9,007
Reserved for future grants	2,949
Employee Stock Purchase Plan	1,455
Warrants to purchase common stock	100

Total common stock reserved for future issuance	13,511

     Convertible Preferred Stock

      Prior to the Company’s initial public offering in March 2000, the Company had 19.8 million shares of convertible preferred stock authorized. In accordance with the convertible preferred stock rights, all preferred stock outstanding automatically converted into 19.8 million shares of common stock upon closing of the initial public offering. There was no convertible stock authorized, issued, or outstanding at March 31, 2002, 2001, and 2000.

     Preferred Stock

      The Company’s Certificate of Incorporation was amended to authorize 25 million shares of preferred stock at a par value of $0.0001 per share upon reincorporation in Delaware in January 2000. There was no preferred stock issued and outstanding at March 31, 2002, 2001, and 2000.

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

 Warrants

      Prior to the IPO, the Company had issued convertible preferred stock warrants. Upon the effectiveness of the Company’s initial public offering, all such warrants became exercisable as common stock.

      In association with a credit agreement entered into with a financial institution, the Company issued a warrant that entitled the holder to purchase 20,408 shares of Series D convertible preferred stock at an exercise price of $1.47 per share. The fair value of the warrant, $25,714, was amortized over the life of the credit agreement, which expired on June 1999. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company’s Series D convertible preferred stock of $1.47, a risk-free interest rate of 6.0%, a volatility factor of 147%, and a life of five years. The warrants were exercised in April 2000.

      In connection with convertible promissory notes issued in May 1999, the Company issued warrants to purchase 15,000 shares of Series E convertible preferred stock at $4.382 per share. This transaction resulted in the valuation of warrants of $49,781 of which $35,107 was amortized as interest expense prior to the conversion of the convertible debt into Series E convertible preferred stock on June 16, 1999. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Series E convertible preferred stock of $4.382, risk free interest rate of 5.9%, volatility factor of 96.1%, and a life of five years. The warrants were exercised in fiscal 2000.

      In connection with the issuance of shares of the Company’s Series E convertible preferred stock, the Company issued warrants to purchase 187,129 shares of the Company’s Series E convertible preferred stock at $4.382 per share. The warrants were exercised on February 25, 2000. The Company determined the fair value of the warrants of $3.29 using the Black-Scholes valuation model assuming a fair value of the Company’s Series E convertible preferred stock of $4.382, risk free interest rate of 5.78%, volatility factor of 96.1%, and a life of five years.

      In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of ACE products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company’s Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, volatility factor of 80% and a life of 22 months. The fair value of approximately $381,000 is being amortized over the remaining life of the development agreement. As March 31, 2001, total accumulated amortization of this warrant was approximately $277,000.

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

      In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company’s common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and was fully amortized during the year ended March 31, 2002.

     Stock Option Plans

          Stock Option Plans — approved by stockholders

          1996 Equity Incentive Plan

      The Company’s 1996 Stock Plan (the Plan) was adopted by the Board of Directors on August 26, 1996. The Plan provides for granting of incentive stock options to employees and nonstatutory stock options to outside directors and consultants. Incentive stock options are granted at an exercise price of not less than the fair value per share of the common stock on the date of grant as determined by the Board of Directors. Nonstatutory stock options are granted at an exercise price of not less than 85% of the fair value per share on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Options generally vest with respect to 25% of the shares one year

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the options’ vesting commencement date and the remainder ratably over the following three years. Options granted under the Plan have a maximum term of ten years. Options can be exercised at any time and stock issued under the Plan may be, as determined by the Board of Directors, subject to repurchase by the Company. This right to repurchase generally lapses over four years from the original date of issuance or grant.

      The Plan was cancelled in March 2000. At the date of cancellation 134,000 shares were available for future issuance. Shares repurchased or cancelled subsequent to the date of cancellation cannot be re-issued in future issuances. In 2002, 725,657 shares were cancelled and 232,039 were repurchased under the plan.

          1999 Equity Incentive Plan

      The Company adopted the 1999 Equity Incentive Plan (the Equity Incentive Plan) in fiscal 2000. A total of 2.2 million shares of common stock has been reserved under the Equity Incentive Plan. On each January 1, starting in 2001, the number of shares will be automatically increased by the lesser of 5% of then outstanding shares or 1.8 million. The Equity Incentive Plan includes Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Shares of Restricted Stock, and Stock Units. All employees and consultants are eligible to participate in the Equity Incentive Plan. Each eligible participant is limited to being granted 330,000 shares per year, except in the first year of employment where the limit is 660,000 shares. The Equity Incentive Plan has a term of 10 years.

          1999 Employee Stock Purchase Plan

      On November 18, 1999, the Company’s Board of Directors approved, subject to shareholder approval, the adoption of the 1999 Employee Stock Purchase Plan (the Purchase Plan). A total of 1.0 million shares of common stock has been reserved for issuance under the Purchase Plan. On each May 1, starting in 2001, the number of shares will be automatically increased by the lesser of 2% of then outstanding shares of common stock or 1.0 million shares. Each offering period will consist of four consecutive purchase periods of six months duration. The initial offering period is expected to begin on March 10, 2000 and ends on April 30, 2002.

      The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee is limited to purchase no more than 750 shares per purchase date (1,500 shares per year) and no more than $25,000 of stock per calendar year. If not terminated earlier, the Purchase Plan has a term of twenty years.

     Stock Option Plans — not required to be approved by stockholders

          2001 Supplemental Plan

      The Company adopted the 2001 Supplemental Plan (the Supplemental Plan) in fiscal 2001 which was not required to be approved by shareholders. A total of 2.5 million shares of common stock has been reserved under the Supplemental Plan. The Supplemental Plan includes Nonstatutory Stock Options and Restricted Stock. All employees and consultants are eligible to participate in the Supplemental Plan. All subsequent share increases to this plan require stockholder approval. The Supplemental Plan shall remain in effect until it is terminated by the Board.

          1996A Plan

      The Company adopted the 1996 Stock Plan as amended and restated in fiscal 2001 (the 1996A plan). A total of 2,024,980 shares of common stock has been reserved under the 1996A Stock Plan. The Equity

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan includes Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Shares of Restricted Stock, and Stock Units. All employees, nonemployee directors, and consultants are eligible to participate in the Equity Incentive Plan. All subsequent share increases to this plan require stockholder approval. The 1996A Stock Plan has a term of 10 years.

      Activity under all stock option plans is as follows

		Outstanding Stock Options

	Shares			Weighted-
	Available for	Number of		Average
	Grant	Shares	Exercise Price	Exercise Price

	(in thousands)
Balance at March 31, 1999	651	1,424	$ 0.030 – $ 2.500	$0.35
Increase in shares reserved	6,809	—
Options granted	(5,305)	5,305	$ 1.500 – $ 30.00	$10.04
Options exercised	—	(3,086)	$ 0.030 – $ 30.00	$4.71
Options canceled	62	(196)	$ 0.100 – $ 25.50	$2.60
Shares repurchased	16	—	$ 0.100 – $ 0.500	$.22
Stock granted for services	(33)	—	$ 1.500 – $ 4.380	$2.37

Balance at March 31, 2000	2,200	3,447	$ 0.100 – $ 30.00	$11.19
Increase in shares reserved	1,800	—
Options granted	(2,362)	2,362	$12.059 – $74.688	$31.92
Options exercised	—	(254)	$ 0.100 – $ 25.50	$3.29
Options canceled	300	(1,021)	$ 0.100 – $74.688	$17.53

Balance at March 31, 2001	1,938	4,534	$ 0.030 – $74.688	$21.13
Increase in shares reserved	6,325	—
Options granted	(6,719)	6,717	$ 1.750 – $61.683	$3.64
Options exercised	—	(113)	$ 0.100 – $ 4.380	$2.14
Options canceled	1,405	(2,131)	$ 0.030 – $74.688	$20.58

Balance at March 31, 2002	2,949	9,007	$ 0.100 – $74.688	$8.45

	Options Outstanding			Options Vested

		Weighted-			Weighted-
	Number of	Average	Weighted-		Average
	Outstanding	Remaining	Average	Options	Aggregate
Range of	Shares as of	Contractual	Exercise	Vested at	Purchase
Exercise Prices	March 31, 2002	Life	Price	March 31, 2002	Price

	(in thousands)			(in thousands)
$0.1000 – $1.5000	207	6.66	$0.8399	160	$0.7589
$1.7500 – $2.4000	1,087	9.43	$2.3806	596	$2.3790
$2.5000 – $3.4900	991	9.01	$2.9757	282	$2.7729
$3.5300 – $3.5360	1,369	8.58	$3.5330	370	$3.5321
$3.5600 – $3.9200	521	9.62	$3.8897	198	$3.9105
$3.9440 – $4.1600	2,248	9.17	$4.1582	447	$4.1588
$4.2100 – $11.0000	1,026	8.00	$9.3536	494	$9.9419
$12.0594 – $30.0000	1,123	8.47	$20.8543	469	$22.5293
$31.2500 – $63.4844	419	8.31	$47.7322	190	$47.3136
$74.6875	16	8.28	$74.6875	7	$74.6875

$00.1000 – $74.6875	9,007	8.80	$8.4514	3,214	$9.7593

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Equity Compensation Plan Information

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted-Average	Remaining Available
	Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans

Plans Approved by Stockholders
1996 Equity Incentive Plan	1,669	$11.36	150
1999 Equity Incentive Plan	3,430	$12.22	2,340
1999 Employee Stock Purchase Plan	—	$10.76	1,455
Plans Not Required to be Approved by Stockholders
2001 Supplemental Plan	2,283	$3.76	213
1996A Plan	1,625	$4.10	396

Total	9,007		4,554

      All vested shares granted under all Plans are exercisable, however, shares exercised but not vested are subject to repurchase. At March 31, 2002, 198,326 shares were subject to repurchase under the 1996 Equity Incentive Plan.

     Stock Issued for Services

      Under the terms of the Company’s 1996 Stock Plan, from time to time the Company issues shares of common stock in exchange for services. All services were complete at the date of grant and the value of the services was based upon the then fair value of the common stock. During fiscal year 2002, the Company issued 2,500 shares of common stock at a weighted average fair value of $2.59, in exchange for marketing services. No stock was issued for services in the fiscal year of 2001. During fiscal 2000, the Company issued 33,000 shares of common stock at a weighted average fair value of $3.218, in exchange for various services including legal, accounting, recruiting, and consulting.

     Deferred Compensation

      Since 1999, the Company recorded net deferred compensation of approximately $15.5 million representing the difference between the exercise of stock options granted and the then deemed fair value of the Company’s common stock. The amortization of deferred compensation is charged to operations over the vesting period of the options using the straight-line method, which is typically four years. For the years ended March 31, 2002, 2001 and 2000, the Company amortized approximately $2.2 million, $3.3 million and $1.3 million, respectively.

  Accelerated Options

      For the year ended March 31, 2002 and 2001, in association with employee termination agreements, the Company accelerated vesting on options to purchase 38,659 and 91,000 shares of common stock and recorded approximately $125,000 and $971,000 of related compensation expense, respectively.

  Pro Forma Disclosure of the Effect of Stock-Based Compensation

      The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, there is no compensation expense recognized.

      Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the fiscal year ended March 31, 2001 and March 31, 2002 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2001 and 2002 with the following weighted average assumptions:

	March 31,

	2002	2001	2000

Risk-free interest rate	3.78%	6.30%	6.10%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	86.40%	122.67%	245.5%
Expected option life in years	0.5	0.5	0.5

      Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the fiscal year ended March 31, 2002, 2001 and 2000 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2002, 2001 and 2000 with the following weighted average assumptions:

	March 31,

	2002	2001	2000

Risk-free interest rate	5.54%	6.00%	5.96%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	82.82%	99.00%	0.00%
Expected option life in years	8.80	7.00	7.00

      The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The weighted-average fair value where exercise price is equal to the deemed fair value of common stock on date of grant for the fiscal years ended March 31, 2002, 2001 and 2000 was $3.0888, $33.61, and $4.90 respectively. The weighted-average fair value where exercise price is less than the deemed fair value of common stock on the date of grant for the fiscal years ended March 31, 2002, 2001 and 2000 was $3.5691, $23.86 and $6.75 respectively. The Company has accounted for the difference between the exercise price and the deemed fair value as deferred compensation.

      If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates for awards under this plan, then the Company’s net loss would have been as indicated in the pro forma amount below:

	For the Fiscal Year Ended March 31,

	2002	2001	2000

	(in thousands)
Net loss as reported	$(26,377)	$(49,867)	$(31,779)
Pro forma net loss	$(47,765)	$(78,208)	$(33,577)
Net loss per share as reported, basic and diluted	$(0.75)	$(1.44)	$(4.54)
Pro forma net loss per share, basic and diluted	$(1.36)	$(2.26)	$(4.80)

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

  Stock Repurchase

      During the year ended March 31, 2001, the Company repurchased 650,000 shares of common stock from certain key employees (the “Stock Repurchase”). These shares were originally issued in exchange for full recourse promissory notes in the amount of $9.5 million. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, the shares were repurchased at the prices greater than their fair market values at the time of the repurchase. As a result, the Company recorded a total compensation expense of approximately $1.2 million of which approximately $156,000 was expensed to research and development, approximately $291,000 was expensed in cost of goods sold, approximately $291,000 was expensed in sales marketing, and approximately $447,000 was expensed in general and administrative expense. During the year ended March 31, 2002, the Company repurchased 212,814 shares of common stock from certain key employees. These shares were originally issued in exchange for full recourse promissory notes in the amount of approximately $924,000. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, 50,000 shares were repurchased at the prices greater than their fair market values at the time of the repurchase. As a result, the Company recorded a total compensation expense of $201,000 and classified it under general and administrative expense.

      As a result of the repurchase during the year ended March 31, 2002, the remaining outstanding shares which were exercised with full recourse promissory notes representing 166,772 shares and approximately $260,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable plan accounting. As a result, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was expensed in cost of goods sold and approximately $33,000 was expensed in general and administrative expense. We are required to revalue these promissory notes each period which may result in additional compensation in future quarters.

      During fiscal year 2002, the Company repurchased 1,800,200 shares of its common stock at an average price of $3.42 in the open market at a cost of approximately $6.3 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

10. Income Taxes

      Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company’s historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Years Ended March 31,

	2002	2001	2000

	(in thousands)
Computed US tax	$(9,126)	$(17,357)	$(10,781)
Losses not benefited	7,043	15,023	10,340
Deferred compensation expense	944	1,150	441
Nondeductible acquisition expenses	1,139	1,184	—
Other	304	275	50

Provision for income tax	$304	$275	$50

	Years Ended
	March 31,

	2002	2001

	(in thousands)
US current tax expense	$—	$—
Deferred tax	—	—
Foreign tax expense	304	275

Provision for income tax	$304	$275

	March 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$31,610	$14,800
Tax credit carryforwards	1,419	1,490
Other	3,999	12,560

Total deferred tax assets	37,028	28,850
Valuation allowance	(37,028)	(28,850)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance increased by approximately $8.2 million, $11.6 million and $12.5 million during 2002, 2001 and 2000, respectively.

      As of March 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $87.2 million and approximately $32.9 million, respectively. As of March 31, 2002, the Company also had federal and state research and development tax credit carryforwards of approximately $871,000 and $831,000, respectively. The net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2005 through 2022, if not utilized. The state tax credit carryforwards have no expiration date.

      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Related Party

      During the year ended March 31, 2000, certain services were performed by Selectica Configurators India Pvt. Ltd. (Selectica India), a related party. These efforts included quality and assurance testing and consulting services. Prior to June 30, 1999, Selectica India was owned by the parents of the chief executive officer and founder of the Company. Total expenses related to these efforts, which are included in the Company’s statements of operations, by Selectica India, amounted to $135,000 for the year ended March 31, 2000. In July 1999, the Company acquired a majority ownership of Selectica, India. (see Note 8, Selectica India Acquisition).

      In December 1999, the Company acquired approximately 2% of the equity in LoanMarket Resources, LLC in exchange for a license and consulting services agreement. As there was no readily determinable fair value for the equity position in LoanMarket Resources, LLC, because this was a privately held company, the Company did not ascribe any value to the investment. In November 2000, the Company purchased the remaining shares of LoanMarket Resources, LLC at a price of approximately $1.5 million. As a result of the acquisition, approximately $323,000 in deferred revenues was applied to the purchase and reduced goodwill by the same amount.

12. Benefit Plan

      Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2002, 2001 and 2000. Administrative expenses relating to the 401(k) Plan are insignificant.

13. Restructuring

      As of March 31, 2002, the Company recorded restructuring charges of approximately $1.8 million as a result of a restructuring plan established to align the Company’s global workforce with existing and anticipated future market requirements and necessitated by the Company’s improved operating efficiencies. Approximately $245,000 of restructuring costs were accounted as cost of services revenues, $287,000 as research and development expense, $454,000 as sales and marketing expense and $774,000 as general and administrative expense. The restructuring charges were primarily for the severance and benefits paid to the terminated employees. The company terminated 190 employees (25% of its workforce) globally for the year ended March 31, 2002, in the areas of administration, marketing, business development, engineering, sales, consulting and services support. The Company estimated that the annual salary and fringe benefits savings of approximately $10.4 million will be recognized beginning in fiscal 2003 as a result of these activities. For the year ended March 31, 2002 and 2001, the accrual for the restructuring was approximately $182,000 and $350,000, respectively.

      The restructuring activities are expected to be complete by the second quarter of fiscal 2003 and are summarized as follows:

FY 2001 Restructuring Charges	$667,000
Cash Charges	(317,000)

Accrual balance, March 31, 2001	350,000
FY 2002 Restructuring Charges	1,759,000
Cash Charges	(1,927,000)

Accrual balance, March 31, 2002	$182,000

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Subsequent Events

  Impairment of Goodwill

      As of March 31, 2002, under SFAS 121, we did not have any impairment of goodwill and other intangible assets because the gross cash receipts exceeded book value. In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we completed step two of the test. Based on this analysis, we will recognize an impairment loss of approximately $10.0 million in the first quarter of fiscal year 2003. This loss will be recognized as the cumulative effect of an accounting change.

  Purchase of property

      On March 27, 2002, the Company entered into a contract to purchase of a property in India at the cost of approximately $888,000. In April 2002, the Company paid approximately $328,000 per the purchase agreement. The remaining balance of approximately $560,000 will be paid out in July 2002.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Selectica, Inc.

      We have audited the accompanying consolidated balance sheets of Selectica, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Jose, California

April 18, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of June, 2002.

SELECTICA, INC.
Registrant

/s/ STEPHEN BENNION

Stephen Bennion
Chief Financial Officer and
Executive Vice President of Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
Signature

Principal Executive Officer and Director:
/s/ RAJEN JASWA Rajen Jaswa	President and Chief Executive Officer and Chairman of the Board	June 26, 2002
Principal Financial Officer and Principal Accounting Officer:
/s/ STEPHEN BENNION Stephen Bennion	Executive Vice President of Finance and Chief Financial Officer and Secretary	June 26, 2002
Additional Directors:
/s/ DR. SANJAY MITTAL Dr. Sanjay Mittal	Executive Vice President of Engineering and Chief Technical Officer and Vice Chairman of the Board	June 26, 2002
/s/ JOHN FISHER John Fisher	Director	June 26, 2002
/s/ MICHAEL LYONS Michael Lyons	Director	June 26, 2002
/s/ THOMAS NEUSTAETTER Thomas Neustaetter	Director	June 26, 2002

EXHIBIT INDEX

Exhibit
No.	Description

3.2*	The Second Amended and Restated Certificate of Incorporation.
3.3*	The amended and Restated Bylaws.
4.1*	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2*	Form of Registrant’s Common Stock certificate.
4.3*	Amended and Restated Investor Rights Agreement dated June 16, 1999.
10.1*	Form of Indemnification Agreement.
10.2*	1996 Stock Plan.
10.3*	1999 Employee Stock Purchase Plan.
10.4*	1999 Equity Incentive Plan.
10.5*	Lease between Spieker Properties L.P. and the Registrant, dated December 8, 1997.
10.6*	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.7*	Major Account License Agreement between the Registrant and Fujitsu Network Communications, Inc., dated November 4, 1998.
10.8*	Agreement for Web Site Design and Development Service between the Registrant and BMW of North America, Inc., dated July 15, 1998.
10.9*	Major Account License Agreement between the Registrant and the Fireman’s Fund Insurance Company, dated June 24, 1999.
10.10*	Major Account License Agreement between the Registrant and Loanmarket Resources, LLC., dated June 30, 1999.
10.11*	Major Account License Agreement between the Registrant and Aspect Telecommunications, dated May 17, 1999.
10.12*	A Consulting Engagement Proposal from the Registrant to 3Com, dated July 29, 1999.
10.13*	A Consulting Engagement Proposal from the Registrant to 3Com, dated August 10, 1999.
10.14*	Employment Agreement between the Registrant and Rajen Jaswa, dated as of July 1, 1997.
10.15*	Employment Agreement between the Registrant and Dr. Sanjay Mittal, dated as of July 1, 1997.
10.16*	Offer letter from the Registrant to Stephen Bennion dated as of September 16, 1999.
10.18*	Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 10, 2000.
10.19*	International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; Amendment #1 to International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.
10.20*	Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 8, 2000.
10.21*	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.22*	Stock Purchase Agreement between the Registrant and Dell USA, L.P., dated February 14, 2000.
10.23* *	Offer to exchange outstanding options, dated April 27, 2001.
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP, independent auditors.

*	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

**	Previously filed in Schedule TO filed by the Company on April 27, 2001.