Form 10-Q
period 2002-06-30
SELECTICA INC
filed 2002-08-14
CIK 1090908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-29637

Selectica, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0432030 (IRS employer identification no.)

3 West Plumeria Drive, San Jose, CA 95134

(Address of principal executive offices)

(408) 570-9700

(Registrant’s telephone number, including area code)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Approximately 33,114,884 shares of Common Stock, $0.0001 par value, as of July 31, 2002.

SELECTICA INC.

FORM 10-Q

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2002	2002*

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,470	$52,757
Short-term investments	70,599	74,056
Accounts receivable, net of allowance for doubtful accounts of $694 and $694, respectively	9,850	8,100
Prepaid expenses and other current assets	3,020	2,691

Total current assets	134,939	137,604
Property and equipment, net	6,494	7,325
Goodwill, net	—	9,974
Long-term investments	13,727	17,355
Investments, restricted	1,280	1,463
Other assets	744	724

Total assets	$157,184	$174,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,390	$1,325
Accrued payroll and related liabilities	2,533	2,717
Other accrued liabilities	3,527	3,878
Deferred revenues	13,984	11,950

Total current liabilities	21,434	19,870
Other long term liabilities	1,266	1,223
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	283,996	283,847
Deferred compensation	(3,485)	(4,032)
Stockholder notes receivable	(880)	(880)
Accumulated deficit	(134,883)	(119,366)
Accumulated other comprehensive loss	168	29
Treasury stock	(10,436)	(6,250)

Total stockholders’ equity	134,484	153,352

Total liabilities and stockholders’ equity	$157,184	$174,445

*	Amounts derived from audited financial statements at the date indicated

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2002	2001

	(Unaudited)

	(In thousands, except
	per share amounts)
Revenues:
License	$2,387	$6,085
Services	7,248	9,241

Total revenues	9,635	15,326
Cost of revenues:
License	231	335
Services	5,342	8,429

Total cost of revenues	5,573	8,764

Gross profit	4,062	6,562
Operating Expenses:
Research and development	3,566	4,424
Sales and marketing	5,509	8,323
General and administrative	1,447	3,162

Total operating expenses	10,522	15,909

Loss from operations	(6,460)	(9,347)
Interest and other income, net	917	2,002

Loss before provision for income taxes and cumulative effect of an accounting change	(5,543)	(7,345)
Provision for income taxes	—	75

Loss before cumulative effect of an accounting change	(5,543)	(7,420)
Cumulative effect of an accounting change to adopt SFAS 142	(9,974)	—

Net Loss	$(15,517)	$(7,420)

Basic and diluted net loss per share before cumulative effect of an accounting change	$(0.16)	$(0.21)
Cumulative effect of an accounting change	(0.30)	—

Basic and diluted, net loss per share	$(0.46)	$(0.21)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	33,700	35,520

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,

	2002	2001

	(Unaudited)

	(In thousands)
Operating activities
Net loss	$(15,517)	$(7,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	947	1,035
Amortization of private placement discount	—	254
Amortization of warrants in connection with license and service agreement	—	125
Net realized loss on short-term investments	—	59
Net realized gain on long-term investments	—	(789)
Amortization of goodwill	—	670
Amortization of development agreements	—	544
Amortization of deferred compensation	469	633
Compensation expense related to stock options	110	125
Cumulative effect of an accounting change to adopt SFAS 142	9,974	—
Changes in assets and liabilities:
Accounts receivable	(1,750)	7,375
Prepaid expenses and other current assets	(329)	427
Other assets	(20)	485
Accounts payable	65	(1,169)
Accrued payroll and related liabilities	(184)	(1,204)
Other accrued liabilities	(308)	84
Deferred revenues	2,034	(6,248)

Net cash used for operating activities	(4,509)	(5,014)
Investing activities
Capital expenditures	(116)	(68)
Purchase of short term investments	(2,502)	(39,280)
Proceeds from sales and maturities of short-term investments	6,131	26,921
Purchase of long term investments	(15,292)	(17,429)
Proceeds from sales and maturities of long-term investments	19,070	1,484

Net cash provided by (used for) investing activities	7,291	(28,372)

Financing activities
Cost of stock repurchase	(4,186)	—
Proceeds from stockholder notes receivable	—	212
Proceeds from issuance of common stock, net of purchase	117	151

Net cash provided by (used for) financing activities	(4,069)	363
Net decrease in cash and cash equivalents	(1,287)	(33,023)
Cash and cash equivalents at beginning of the period	52,757	73,306

Cash and cash equivalents at end of the period	$51,470	$40,283

Supplemental cash flow information
Warrants issued in connection with development agreement	—	$226

See accompanying notes.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations for the three months ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended June 30, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2002, and the results of operations and cash flows for the three months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2002 has been derived from audited consolidated financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statements of operations and cash flows for the three months ended June 30, 2002 and 2001 and accompanying notes. Actual results could differ from those estimates.

Reclassification of Prior Year Balances

      Certain reclassifications have been made to prior year’s consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows to conform to the current year presentation. Other than the reclassification of approximately $37.4 million from short-term investments to cash equivalents for the year ended March 31, 2002, and the reclassifications to comply with the Financial Accounting Standards Board (FASB) Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, no reclassifications were material. This amount recorded to increase Service Revenues and Cost of Service Revenues was approximately $1.2 million for the period ended June 30, 2001.

Customer Concentrations

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Customers who accounted for at least 10% of total revenues were as follows:

	Three Months
	Ended
	June 30,

	2002	2001

Aetna Life Insurance Company	21%	*
Michelin North America Inc.	16%	*
Samsung SDS	*	13%
Tellabs	*	12%
Applied BioSystems	*	10%

*	Revenues were less than 10%.

      Customers who accounted for at least 10% of gross accounts receivable were as follows:

	June 30,	March 31,
	2002	2002

GE Medical Systems	34%	—
Aetna Life Insurance Company	18%	18%
Blue Cross Blue Shield of Michigan	*	17%

*	Customer account was less than 10% of gross accounts receivable.

Segment Information

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, Interactive Selling System software for electronic commerce. The Company primarily markets its products in the United States. For the three months period ending June 30, 2002, sales to international locations were approximately 10% of total revenues and derived primarily from Canada, Japan and Mexico. For the three months period ending June 30, 2001, sales to international locations were approximately 22% of total revenues and derived primarily from Korea. Export revenues are attributable to countries based on the location of the customers.

2.     Cash Equivalents and Investments

Cash Equivalents

      All cash equivalents as of June 30, 2002 and March 31, 2002 are classified as available-for-sale securities and included under the caption “cash and cash equivalents.” The carrying values of these available-for-sale

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities approximate their fair values. The following is a summary of the aggregate cost, gross unrealized gains (losses), and estimated fair value of the Company’s cash equivalents:

	June 30,	March 31,
	2002	2002

	(In thousands)
Cash equivalents:
Money market fund	$36,257	$37,581
Commercial paper	1,500	2,997
Variable Rate Securities	2,002	—

Total	$39,759	$40,578

Investments

      All investments as of June 30, 2002 and March 31, 2002 are classified as available-for-sale securities. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company’s short-term investments:

	June 30,	March 31,
	2002	2002

	(In thousands)
Short-term investments:
(due in less than 12 months)
Auction rate preferreds	$29,929	$25,875
Government agencies	21,921	28,028
Corporate notes & bonds	15,408	18,003
Municipal bonds	3,022	2,002
Commercial paper	183	—

Short-term investments at cost	70,463	73,908
Unrealized gains	136	148

Fair value	$70,599	$74,056

	June 30,	March 31,
	2002	2002

	(In thousands)
Long-term investments:
(due in 12 to 18 months)
Government agencies	$12,052	$14,804
Corporate notes & bonds	1,643	2,670

Long-term investments at cost	13,695	17,474
Unrealized gains (losses)	32	(119)

Fair value	$13,727	$17,355

      As of June 30, 2002, the Company has two operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposit of the leases in the amount of approximately $275,000 is classified as a restricted long-term investment and is held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., the total escrow fund of approximately $1.0 million is held in corporate bonds and classified as a restricted long-term investment. The full amount of

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million will be paid to the founder of Wakely Software, Inc. in August 2003 per the escrow agreement. The interest earned on the investment may be used in operations.

      Unrealized holding gains on available-for-sale securities as of June 30, 2002 and March 31, 2002 were approximately $168,000 and $29,000, respectively and included in accumulated other comprehensive income.

3.     Stockholders’ Equity

Deferred Compensation

      During the three months ending June 30, 2002, 6,500 options worth approximately $4,000 were granted to employees with exercise prices that were less than fair value. Such compensation will be amortized over the vesting period of the options, typically four years. For the three months ended June 30, 2002 and 2001, the Company amortized approximately $469,000 and $633,000 of deferred compensation, respectively.

Stock Repurchase

      As a result of the repurchase of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining outstanding shares representing 166,772 shares and approximately $260,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue these promissory notes each period which may result in additional compensation in future quarters.

      During the period ending June 30, 2002, the Company recorded a total compensation expense of approximately $110,000 related to variable accounting of which approximately $40,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $69,000 was included in general and administrative expense.

      During the period ending June 30, 2002, the Company repurchased 1,170,500 shares of its common stock at an average price of $3.77 in the open market at a cost of approximately $4.5 million including brokerage fees in which approximately $4.2 million was paid in the period. The aggregate purchase since the authorization by the board was 2,970,700 shares at the cost of approximately $10.7 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

4.     Income Taxes

      The Company has no income tax provision for the three months ended June 30, 2002, and $75,000 for the three months ended June 30, 2001. The provision for income taxes for the three months ended June 30, 2001 is intended primarily for the payment of state taxes and foreign taxes.

5.     Earnings Per Share

      The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options and warrants to purchase 8,706,588 and 100,000 shares of common stock were excluded from the three months period ended June 30, 2002 computation as their effect is antidilutive. Options and warrants to purchase 2,275,080 and 100,000 shares of common stock were excluded from the three months ended June 30, 2001 computation as their effect is antidilutive.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30,

	2002	2001

	(In thousands)
Net loss	$(15,517)	$(7,420)
Basic and diluted:
Weighted-average shares of common stock outstanding	33,876	36,258
Less weighted-average shares subject to repurchase	(176)	(738)

Weighted-average shares used in computing basic and diluted, net loss per share applicable to common stockholders	33,700	35,520

Basic and diluted, net loss per share	$(0.46)	$(0.21)

6.     Comprehensive Loss

      The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended
	June 30,

	2002	2001

	(In thousands)
Net loss	$(15,517)	$(7,420)
Change in unrealized gain on available-for-sale securities	139	354

Comprehensive loss	$(15,378)	$(7,066)

7.     Litigation

      Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, certain of our officers and directors, and Credit Suisse First Boston Corporation (“CSFB”), as the underwriters of our March 13, 2000 initial public offering (“IPO”), in the United States District Court for the Southern District of New York. The complaints allege that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000 in connection with our IPO. Specifically, the complaints allege, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaints further allege that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices.

      On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints. On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers are yet to be filed.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain of our officers and directors, against CSFB, as the underwriters of our IPO, and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment, and breach of contract, relating to the pricing of shares in the Company’s IPO.

      On June 6, 2002, the shareholder plaintiff filed an amended complaint dropping the breach of contract claim against CSFB and adding claims against CSFB for breach of an agent’s duty to its principal and for violation of the California Unfair Competition Law, based on alleged violations of certain rules of the National Association of Securities Dealers. On July 17, 2002, CSFB removed the action to the United States District Court for the Northern District of California, with our consent and the consent of the officer and director defendants. On July 25, 2002, the Court entered an order stating that the defendants shall file their responses to the amended complaint no later than August 21, 2002.

      The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and intends to contest them vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. The shareholder derivative litigation is also in its preliminary stages. At a minimum, the class action litigation as well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

8.     Restructuring

      During the three months period ending June 30, 2002, the Company has not recorded any restructuring charges and approximately $161,000 of severance and benefits was paid to the terminated employees associated with the restructuring activities in the prior year. As of June 30, 2002 and March 31, 2002, the remaining balances of the accrual for the restructuring were approximately $21,000 and $182,000, respectively.

      The restructuring activities are expected to be complete by the second quarter of fiscal 2003 and are summarized as follows:

Three Months
Ended
June 30, 2002

(In thousands)
FY 2001 Restructuring Charges	$667
Severance and related costs for FY 2001	(317)

Accrual balance, March 31, 2001	350
FY 2002 Restructuring Charges	1,759
Severance and related costs for FY 2002	(1,927)

Accrual balance, March 31, 2002	$182
Severance and related costs for the three months ended June 30, 2002	(161)

Accrual balance, June 30, 2002	$21

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Goodwill

      During the three months ending June 30, 2002, we wrote off approximately $10.0 million of the goodwill due primarily to the adoption of SFAS 142 and it is summarized as follows:

(In thousands)
Goodwill, net as of March 31, 2002	9,974
Amortization for the three months ending June 30, 2002	—
Cumulative effect of an accounting change to adopt SFAS 142	(9,974)

Goodwill, net as of June 30, 2002	$—

      In accordance with SFAS 142 adopted on April 1, 2002, we stopped the periodic amortization of goodwill. SFAS 142 requires disclosure of the effect of the application of this Statement on all periods presented in our Annual Report on Form 10-K for the year ended March 31, 2002. The following table shows the reconciliation of reported net loss adjusted for the adoption of SFAS 142 for each of the three years in the period ended March 31, 2002, and the three-months ended June 30, 2001 (unaudited in thousands, except per share data):

	Three-Months	Years Ended March 31,
	Ended
	2001	2002	2001	2000

Reported net loss	$(7,420)	$(26,377)	$(49,867)	$(31,779)
Add back: Goodwill amortization	670	2,663	1,699	24

Adjusted net loss	$(6,750)	$(23,714)	$(48,168)	$(31,755)

Basic and diluted net loss per share:
Reported net loss	$(0.21)	$(0.75)	$(1.44)	$(4.54)
Add back: Goodwill amortization	0.02	0.07	0.05	—

Adjusted net loss	$(0.19)	$(0.68)	$(1.39)	$(4.54)

10.     Deferred Revenues

      Deferred revenues of approximately $14.0 million and $12.0 million as of June 30, 2002 and March 31, 2002 represents cash received and amounts billed for services performed which is included as part of the Accounts Receivable balance at June 30, 2002 and March 31, 2002. This is summarized as follows:

	June 30,	March 31,
	2002	2002

	(In thousands)
Cash received from customers	$10,332	$7,374
Amounts billed for services performed	3,652	4,576

Deferred revenues	$13,984	$11,950

11.     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 beginning fiscal

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 and the provisions of this statement did not have a significant impact on our financial condition or operating results.

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

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss of approximately $10.0 million for the three months ended June 30, 2002. This loss was recorded as a cumulative effect of an accounting change in the period.

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. We adopted SFAS 141 in the beginning of fiscal 2003 and the provisions of this statement did not have a significant impact on our financial condition or operating results.

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103, and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The amount recorded to increase Service Revenues and Cost of Service Revenues was approximately $1.2 million for the period ended June 30, 2001. The Company’s adoption of Topic D-103 will not affect the Company’s net loss in any past or future periods.

12.     Subsequent Events

Restructuring

      On July 9, 2002, the Company announced that it had reduced its headcount, primarily in the US, by 75 individuals or approximately 15% of its workforce as of June 30, 2002.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change of Management

      On July 9, 2002, the Company issued a press release announcing the resignation of Raj Jaswa as President and Chief Executive Officer and the appointment of Sanjay Mittal to both offices.

Stock Repurchase

      As of August 12, 2002, the Company repurchased 468,500 shares of its common shares at an average of $4.36 per share for a total amount of approximately $2.1 million including brokerage fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS

      In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis‘ and “Risks Related to Our Business.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to Selectica’s business, readers should refer to the section later in this report entitled “Risks Related to Our Business.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report and Selectica assumes no obligation to update these forward-looking statements.

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

      For the three months period ended June 30, 2002, we recognized 37% of our revenues under the completed contract method, 62% of license and services revenues under the percentage-of-completion method and 1% under the residual method. For the three months ended June 30, 2001, we recognized 10% under the completed contract method, 75% of license and services revenues under the percentage-of-completion method and 15% under the residual method.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

Impairment of Goodwill and Intangible Assets

      Goodwill and intangible assets, which have generally resulted from our business combinations accounted for as purchases, are recorded at amortized cost. We periodically review the carrying amounts of these intangible assets for indications of impairment based on the operational performance of the acquired businesses and market conditions or sooner whenever events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider some of the following factors important in deciding when to perform an impairment review: significant under-performance of a product line relative to budget; shifts in business strategies, which impact the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. If indications of impairment are present, we assess the value of the intangible assets using estimates of future undiscounted cash flows. Impairment charges, if any, result in situations when the fair values of these assets are less than the carrying value. During fiscal year 2002, various restructuring activities as well as the overall economic conditions signaled an indication of possible impairment. We then analyzed the value of our various intangibles by comparing the carrying value of these assets to the undiscounted cash flows estimated to be generated by these assets. Based on this analysis there was no impairment during fiscal year 2002. Beginning in fiscal year 2003, the method for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board (FASB), and related implementation guidance. As of June 30, 2002, we incurred an impairment loss of approximately $10.0 million under the new rules. This loss was recognized as a cumulative effect of an accounting change.

      In accordance with this new accounting standard adopted on April 1, 2002, we stopped the periodic amortization of goodwill at the beginning of fiscal year 2003. Had amortization of goodwill been continued beyond April 1, 2002, we would have recognized an additional $664,000 in amortization expense during the three months period ended June 30, 2002.

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

Income Taxes

      We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax base of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Our assessment of the recoverability of deferred tax assets is principally dependent upon our achievement of projected future taxable income in specific geographies and the ability to utilize net operating loss carryforwards. To date we have not assumed the ability to recover any of these amounts due to the uncertainty of future profitability. Our judgments regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to deferred tax assets and the valuation allowance, resulting in a reduction in net income in the period when such determinations are made. If we determined during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset to increase income for the period. Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, we would adjust the deferred tax asset to record a charge to income for the period.

Restructuring

      As of June 30, 2002, we have the remaining balance of the accruals for restructuring of $21,000 in connection with our restructuring program. These accruals included estimates primarily pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes to these estimates, the actual costs may differ from the estimates.

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

Factors Affecting Operating Results

      A relatively small number of customers account for a significant portion of our total revenues. For the three months ended June 30, 2002, revenue from Aetna Life Insurance Company and Michelin North America Inc. accounted for 21% and 16% of our revenues, respectively. For the three months ended June 30, 2001, revenue from Samsung (SDS), Tellabs and Applied Biosystems accounted for 13%, 12%, and 10% of our revenues, respectively.

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

      We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of June 30, 2002, we had an accumulated deficit of approximately $134.9 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. Due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment, and in an effort to achieve profitability, we underwent restructuring activities from March 2001 throughout fiscal year 2002. As a result of these restructuring activities, we reduced our headcount by 348 individuals and expected to reduce our annual operating expenses by approximately $14.1 million annually, primarily comprised of salaries and associated compensation-related expenses. On July 9, 2002, the Company announced to reduce its headcount, primarily in the US, by 75 individuals or approximately 15% of its workforce as of June 30, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our recent revenue growth, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the results of the fourth quarter of fiscal year 2001 and throughout fiscal year 2002. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Equity Transactions

      As a result of the repurchase of common stock from certain key employees during the year ended March 31, 2002 which were originally issued in exchange for full recourse promissory notes, the remaining outstanding shares representing 166,772 shares and approximately $260,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue these promissory notes each period which may result in additional compensation in future quarters.

      During the period ending June 30, 2002, the Company recorded a total compensation expense of approximately $110,000 related to variable accounting of which approximately $40,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $69,000 was included in general and administrative expense.

      During the period ending June 30, 2002, the Company repurchased 1,170,000 shares of its common stock at an average price of $3.7657 in the open market at a cost of approximately $4.5 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

Results of Operations

Revenues

	Three Months Ended
	June 30,

	2002	2001	Change

	(In thousands, except percentages)
License	$2,387	$6,085	(61)%
Percentage of total revenues	25%	40%
Services	$7,248	$9,241	(22)%
Percentage of total revenues	75%	60%
Total revenues	$9,635	$15,326	(37)%

      License. License revenues decreased significantly in the three months period ending June 30, 2002 as compared to the three months period ending June 30, 2001 due primarily to a decline in sales volume arising from the weakening economic environment. The slowdown in the economy has caused a significant decrease in technology spending. We expect the economic slowdown to continue to adversely impact growth opportunities in our license business and license revenues to continue to fluctuate in future periods as a percentage of total revenues.

      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of-pocket reimbursements. The decrease in the three months period ended June 30, 2002 as compared to the three months period ended June 30, 2001 was due primarily to the decline in license sales. The decline in license sales resulted in a decrease in revenues from new customer implementations, maintenance and training. During the three months period ending June 30, 2001, the services revenues were reduced by amortization of $125,000, the fair value of the warrant issued to a significant customer in connection with a license and service agreement entered into in November 1999. We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues.

      Overall, we expect our revenues mix to continue to fluctuate from quarter-to-quarter basis. We believe that the future revenues will continue to fluctuate due to the changing number and size of new customers, number of consulting projects and maintenance contracts, and general economic conditions.

     Cost of Revenues

	Three Months Ended
	June 30,

	2002	2001	Change

	(In thousands, except percentages)
Cost of license revenues	$231	$335	(31)%
Percentage of license revenues	10%	6%
Cost of services revenues	$5,342	$8,429	(37)%
Percentage of services revenues	74%	91%

      Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The decrease of cost of license revenues for the three months period ended June 30, 2002 as compared to the three months period ended June 30, 2001 was primarily due to decreased license sales, which resulted in decreases in the amount of royalty fees associated with third-party software and other sales associated costs. The increase in the cost of license revenues as a percentage of related revenue in the current period as compared to the same period a year ago was also due primarily to the fact that we have certain fixed costs that are not dependent upon sales volume.

      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization. The decrease of cost of services revenues for the three months period ended June 30, 2002 as compared to the three months period ended June 30, 2001 was due primarily to the restructuring activities in fiscal year 2002 which reduced the number of consultants, product support staff and training staff, and the adoption of SFAS 142. With the adoption of SFAS 142, we have ceased amortization of goodwill as of April 1, 2002. For the three months period ending June 30, 2002, we amortized approximately $174,000 for deferred compensation expenses related to stock options and $40,000 for compensation expenses related to variable accounting, respectively. For the three months period ending June 30, 2001, we amortized approximately $281,000 of goodwill related to the Wakely Software acquisition, $194,000 for deferred compensation related to stock options and $189,000 for restructuring, respectively.

     Expenses

	Three Months Ended
	June 30,

	2002	2001	Change

	(In thousands, except percentages)
Research and development	$3,566	$4,424	(19)%
Percentage of total revenues	37%	29%
Sales and marketing	$5,509	$8,323	(34)%
Percentage of total revenues	57%	54%
General and administrative	$1,447	$3,162	(54)%
Percentage of total revenues	15%	21%

      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, and technical publications efforts. For the three months period ending June 30, 2002, we recorded approximately $65,000 for amortization of deferred compensation related to stock options. For the three months period ending June 30, 2001, we recorded expenses of approximately $70,000 for deferred compensation related to stock options, $544,000 for the development agreement entered into with a significant customer and $287,000 for restructuring charges, respectively. The increase in research and development expenses as a percentage of total revenues resulted from a decline in revenues. We plan to reduce our investment in research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and an allocation of facilities, overhead and depreciation costs. The decrease of the sales and marketing expenses was due primarily to a reduction in spending on marketing programs and a decrease of sales commissions as a result of the decline of the sales volume in the three months period ending June 30, 2002 as compared to the three months period ended June 30, 2001. For the three months period ending June 30, 2002, we recorded amortization expenses of approximately $147,000 for deferred compensation related to stock options. For the three months period ending June 30, 2001, we recorded expenses of approximately $262,000 for deferred compensation related to stock options, $359,000 for restructuring charges and $106,000 for acceleration of stock option vesting, respectively. The increase in sales and marketing expenses as a percentage of total revenues primarily resulted from a decline in revenues. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information system expenses not allocated to other departments. The decrease of general and administrative expenses was due primarily to a reduction of headcount, the adoption of SFAS 142 and certain expenses recorded in the three months ended June 30, 2002 and 2001 as described below. With the adoption of SFAS 142, we have ceased amortization of goodwill as of April 1,2002. For the three months period ending June 30, 2002, we amortized approximately $83,000 for deferred compensation related to stock options, $69,000 for compensation expenses related variable accounting, respectively. For the three months period ending June 30, 2001, we amortized approximately $107,000 for deferred compensation related to stock options, $12,000 for acceleration of stock option vesting, $556,000 for restructuring costs and $383,000 for the amortization of goodwill in connection with the Wakely Software acquisition. The decrease in general and administrative expenses as a percentage of total revenues primarily resulted from decrease in headcount and adoption of SFAS 142 offset by a decline in revenues. We plan to reduce our general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     Interest and Other Income, Net

      Interest and other income, net, consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. Interest and other income, net, totaled approximately $917,000 and $2.0 million for the three months periods ending June 30, 2002 and 2001, respectively. The decrease was due primarily to lower interest rates and the reduction of the short-term investments balance due to these amounts being used for the operation of our business during the fiscal year of 2002

     Provision for Income Taxes

      We did not record any tax provision for the three months period ending June 30, 2002, and $75,000 for the three months period ending June 30, 2001. The provision for income taxes for the three months ended June 30, 2001 consists solely of foreign taxes.

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

     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 beginning fiscal 2003 and the provisions of this statement did not have a significant impact on our financial condition or operating results.

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

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss of approximately $10.0 million for the three months ended June 30, 2002. This loss was recorded as a cumulative effect of an accounting change for the period.

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. We adopted SFAS 141 in the beginning of fiscal 2003 and the provisions of this statement did not have a significant impact on our financial condition or operating results.

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103, and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The amount recorded to increase Service Revenues and Cost of Service Revenues was approximately $1.2 million for the period ended June 30, 2001. The Company’s adoption of Topic D-103 will not affect the Company’s net loss in any past or future periods.

     Consolidated Balance Sheet Data

      Cash, cash equivalents, short-term and long-term investments were approximately $135.8 million at June 30, 2002 compared to $144.2 million at March 31, 2002. The decrease primarily related to approximately $4.5 million of cash used in operations and $4.2 million for stock repurchase in the open market during the three months ended June 30, 2002. Accounts receivable, net, was approximately $9.9 million at June 30, 2002 compared to $8.1 million at March 31, 2002. The increase of $1.8 million was a direct result of the increased deferred revenues related to advanced billings from customers. Goodwill amounting to approximately

$10.0 million was written off during the three months ending June 30, 2002 due to the adoption of SFAS 142 on April 1, 2002.

      Current liabilities were approximately $21.4 million at June 30, 2002 and $19.9 million at March 31, 2002. The increase of $1.5 million was due primarily to an approximately $2.0 million increase in deferred revenues which was a result of cash advances and amounts billed in advance for performing services or delivering product offset by the decrease of our marketing activities, accrued payroll expenses and overall general spending.

      Total stockholders’ equity was approximately $134.5 million at June 30, 2002 and approximately $153.4 million at March 31, 2002. The net decrease of approximately $18.9 million was due primarily to approximately $15.5 million of net loss by the Company for the current period and $4.2 million of stock repurchase in the open market offset by approximately $139,000 of unrealized gain on securities, $117,000 of proceeds from issuance of common stock, $110,000 of compensation expenses related to variable plan accounting and $469,000 for deferred compensation expenses.

Liquidity and Capital Resources

	June 30,	March 31,
	2002	2002	Change

	(In thousands, except percentages)
Working capital	$113,505	$117,734	(4)%
Cash, cash equivalents and short-term investments	$122,069	$126,813	(4)%

	Three Months Ended
	June 30,

	2002	2001	Change

	(In thousands, except percentages)
Net cash used for operating activities	$(4,509)	$(5,014)	(10)%
Net cash provided by (used for) investing activities	$7,291	$(28,372)	126%
Net cash provided by (used for) financing activities	$(4,069)	$363	(1,221)%

      We have funded our operations with proceeds from the private sale of common and preferred stock, and our initial public offering. The decrease of net cash used for operating activities for the three months period ending June 30, 2002 was due primarily to a decrease in net loss adjusted for non-cash expenses and an increase of deferred revenues offset by an increase in accounts receivable as compared to the three months period ending June 30, 2001. For the three months period ending June 30, 2002, a non-cash charge of goodwill amounting to approximately $10.0 million was recorded as a cumulative effect of an accounting change to adopt SFAS 142. For the three months period ending June 30, 2001, there was a decline of approximately $2.3 million in current liabilities such as accounts payable and accrued payroll due primarily to the restructuring activities and reduction of general spending.

      The increase in net cash provided by investing activities was due primarily to consistent amount of cash generated from the sales and maturities of available-for-sale investments and a decrease of approximately $38.9 million on the purchase of the available-for-sale investments during the three months period ending June 30, 2002 as compared to the three months period ending June 30, 2001.

      The increase in cash used in financing activities was due primarily to cash used to repurchase our common stock in the open market during the three months ended June 30, 2002, compared to cash generated from the issuance of common stock and proceeds from stockholder notes receivable during the three month ending June 30, 2001.

      During the three months period ending June 30, 2002, the Company repurchased 1,170,000 shares of its common stock at an average price of $3.77 in the open market at a cost of approximately $4.5 million including brokerage fees in which approximately $4.2 million was paid in the period. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

      We had no significant commitments for capital expenditures as of June 30, 2002. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2002, the effects of the foreign currency fluctuations were immaterial.

RISKS RELATED TO OUR BUSINESS

      In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Selectica and its business because such factors currently may have a significant impact on Selectica’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Selectica’s other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2002, actual results could differ materially from those projected in any forward-looking statements.

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

      For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as we have vendor-specific objective evidence of fair value of maintenance we recognize maintenance revenues over the term of the maintenance contract. For those contracts that bundle the license with maintenance, training, and/or consulting services, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement using contract accounting.

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

      Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly in March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $26.4 million, $49.9 million and $31.8 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. We have incurred net losses of approximately $15.5 million for the three months ended June 30, 2002 and an accumulated deficit of approximately $134.9 million as of June 30, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 55% and 53% of our revenues for the three months ending June 30, 2002 and 2001, respectively, and our ten largest customers accounted for 74% and 72% of our revenues for the three months ending June 30, 2002 and 2001, respectively. Revenues from significant customers as a percentage of total revenues for the periods ending June 30, 2002 and 2001 are as follows:

Three Months Ended June 30, 2002
Aetna Life Insurance	21%
Michelin North America Inc.	16%
Three Months Ended June 30, 2001
Samsung, SDS	13%
Tellabs	12%
Applied BioSystems	10%

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

We are the target of a derivative litigation and several securities class action complaints, which could result in substantial costs and divert management attention and resources.

      Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, certain of our officers and directors, and Credit Suisse First Boston Corporation (“CSFB”), as the underwriters of our March 13, 2000 initial public offering (“IPO”), in the United States District Court for the Southern District of New York. The complaints allege that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000 in connection with our IPO. Specifically, the complaints allege, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaints further allege that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices.

      On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints. On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers are yet to be filed.

      On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain of our officers and directors, against CSFB, as the underwriters of our IPO, and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment, and breach of contract, relating to the pricing of shares in the Company’s IPO.

      On June 6, 2002, the shareholder plaintiff filed an amended complaint dropping the breach of contract claim against CSFB and adding claims against CSFB for breach of an agent’s duty to its principal and for violation of the California Unfair Competition Law, based on alleged violations of certain rules of the National Association of Securities Dealers. On July 17, 2002, CSFB removed the action to the United States District Court for the Northern District of California, with our consent and the consent of the officer and director defendants. On July 25, 2002, the Court entered an order stating that the defendants shall file their responses to the amended complaint no later than August 21, 2002.

      We believe that the securities class action claims against us are without merit and intend to defend against the complaints vigorously. At a minimum, the securities class action litigation as well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

      Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 75% and 60% of total revenues for the three months ended June 30, 2002 and 2001 respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 26% and 9% for the three months ended June 30, 2002 and 2001, respectively, compared to gross margins for license revenues of 90% and 94% for the three months ended June 30, 2002 and 2001.

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

      We believe that our success will depend on the continued employment of our senior management team and key technical personnel, none of whom, except Dr. Sanjay Mittal, our President and Chief Executive Officer, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace. Consequently, our ability to manage day-to-day operations, including our operations in Pune, India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

A substantial portion of our operations are conducted by India-based personnel, and any change in the political and economic conditions of India or in immigration policies, which would adversely affect our ability to conduct our operations in India, could significantly harm our business.

      We conduct quality assurance and professional services operations in India. As of June 30, 2002, there were 236 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

      We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $8.0 million in net deferred compensation charges. During the three months period ending June 30, 2002 and 2001, we amortized approximately $469,000 and $633,000 of such charges, respectively. As of June 30, 2002 and March 31, 2002, the total amortization of the deferred compensation was approximately $469,000 and $2.2 million, respectively. We expect to amortize approximately $1.9 million of stock-based compensation for the fiscal year ending March 31, 2003 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

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

      Due to the repurchase from certain key employees during the year ended March 31, 2002, the remaining outstanding shares which were exercised with full recourse promissory notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. As a result, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was included in cost of goods sold and approximately $33,000 was included in general and administrative expense. See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2002. As of June 30, 2002, the Company recorded a total compensation expense of approximately $110,000 related to variable accounting of which approximately $40,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing and approximately $69,000 was included in general and administrative expense.

Our operating results could be adversely affected by impairment of goodwill and other indefinite lived intangible assets

      We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identify intangible assets and goodwill. These assets are being amortized over a period of three to seven years. We also expensed approximately $1.9 million of in-process research and development at the time of acquisition. See Note 8 of the Notes to Consolidated Financial Statements for the year ended March 31, 2002, Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2001 and Note 10 of the Notes to Consolidated Financial Statements for the year ended March 31, 2000. In August 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement did not have a significant impact on our financial condition or operating results.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003.

      As of March 31, 2002, under SFAS 121, we did not have any impairment of goodwill and other intangible assets because the gross cash receipts exceeded book value.

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss of approximately $10.0 million for the three months ended June 30, 2002. This loss was recorded as the cumulative effect of an accounting change for the current period.

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

      We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $388,000 (less than 0.31%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2002.

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

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

      Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, certain of our officers and directors, and Credit Suisse First Boston Corporation (“CSFB”), as the underwriters of our March 13, 2000 initial public offering (“IPO”), in the United States District Court for the Southern District of New York. The complaints allege that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000 in connection with our IPO. Specifically, the complaints allege, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaints further allege that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices.

      On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints. On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers are yet to be filed.

      On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain of our officers and directors, against CSFB, as the underwriters of our IPO, and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment, and breach of contract, relating to the pricing of shares in the Company’s IPO.

      On June 6, 2002, the shareholder plaintiff filed an amended complaint dropping the breach of contract claim against CSFB and adding claims against CSFB for breach of an agent’s duty to its principal and for violation of the California Unfair Competition Law, based on alleged violations of certain rules of the National Association of Securities Dealers. On July 17, 2002, CSFB removed the action to the United States District Court for the Northern District of California, with our consent and the consent of the officer and director defendants. On July 25, 2002, the Court entered an order stating that the defendants shall file their responses to the amended complaint no later than August 21, 2002.

      The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and intends to contest them vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. The shareholder derivative litigation is also in its preliminary stages. At a minimum, the class action litigation as well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

Item 2.     Changes in Securities and Use of Proceeds

      (a) Modification of Constituent Instruments

      Not applicable

      (b) Change in Rights

      Not applicable

      (c) Issuances of Securities

      Not applicable

      (d) Use of Proceeds

      Not applicable

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      A.     Exhibits

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.     Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SELECTICA, INC.

By:	/s/ STEPHEN R. BENNION

Stephen R. Bennion
Chief Financial Officer and Secretary

Date: August 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.