Form 10-Q
period 2002-09-30
SELECTICA INC
filed 2002-11-14
CIK 1090908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

      Approximately 31,741,302 shares of Common Stock, $0.0001 par value, as of October 31, 2002.

SELECTICA, INC.

FORM 10-Q

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2002	2002*

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,306	$52,757
Short-term investments	60,738	74,056
Accounts receivable, net of allowance for doubtful accounts of $694 and $694, respectively	8,158	8,100
Prepaid expenses and other current assets	2,826	2,691

Total current assets	100,028	137,604
Property and equipment, net	6,704	7,325
Goodwill, net	—	9,974
Long-term investments	37,983	17,355
Investments, restricted	1,282	1,463
Other assets	762	724

Total assets	$146,759	$174,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,116	$1,325
Accrued payroll and related liabilities	2,365	2,717
Other accrued liabilities	3,684	3,878
Deferred revenues	12,230	11,950

Total current liabilities	19,395	19,870
Other long term liabilities	1,283	1,223
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	284,384	283,847
Deferred compensation	(2,922)	(4,032)
Stockholder notes receivable	(880)	(880)
Accumulated deficit	(140,078)	(119,366)
Accumulated other comprehensive income	136	29
Treasury stock	(14,563)	(6,250)

Total stockholders’ equity	126,081	153,352

Total liabilities and stockholders’ equity	$146,759	$174,445

*	Amounts derived from audited financial statements at the date indicated

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
License	$3,225	$3,953	$5,612	$10,038
Services	6,186	6,133	13,434	15,374

Total revenues	9,411	10,086	19,046	25,412
Cost of revenues:
License	296	178	527	513
Services	4,671	6,616	10,013	15,045

Total cost of revenues	4,967	6,794	10,540	15,558

Gross profit	4,444	3,292	8,506	9,854
Operating expenses:
Research and development	3,379	3,721	6,945	8,145
Sales and marketing	4,859	5,999	10,368	14,322
General and administrative	2,163	1,907	3,610	5,069

Total operating expenses	10,401	11,627	20,923	27,536

Loss from operations	(5,957)	(8,335)	(12,417)	(17,682)
Interest and other income, net	762	1,766	1,679	3,768

Loss before provision for income taxes and cumulative effect of an accounting change	(5,195)	(6,569)	(10,738)	(13,914)
Provision for income taxes	—	79	—	154

Loss before cumulative effect of an accounting change	(5,195)	(6,648)	(10,738)	(14,068)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(9,974)	—

Net loss	$(5,195)	$(6,648)	$(20,712)	$(14,068)

Basic and diluted net loss per share before cumulative effect of an accounting change	$(0.16)	$(0.19)	$(0.32)	$(0.40)
Cumulative effect of an accounting change	—	—	(0.30)	—

Basic and diluted net loss per share	$(0.16)	$(0.19)	$(0.62)	$(0.40)

Weighted-average shares of common stock used in computing basic and diluted, net loss per share	32,694	35,574	33,197	35,547

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(In thousands)
Operating Activities
Net loss	$(20,712)	$(14,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,864	2,113
Loss on disposal of fixed assets	(2)	32
Amortization of deferred compensation	931	1,186
Amortization of goodwill	—	1,334
Amortization of development agreement	—	1,088
Amortization of warrants in connection with license and service agreement	—	250
Amortization of private placement discount	—	254
Cumulative effect of an accounting change to adopt FAS 142	9,974	—
Expense related to variable accounting	228	—
Accelerated vesting of stock options to employees	248	125
Changes in assets and liabilities:
Accounts receivable	(58)	11,393
Prepaid expenses and other current assets	(135)	941
Other assets	(38)	493
Accounts payable	(209)	(1,931)
Accrued payroll and related liabilities	(352)	(2,076)
Other accrued and long-term liabilities	(134)	(1,104)
Deferred revenues	280	(8,524)

Net cash used in operating activities	(8,115)	(8,494)
Investing Activities
Capital expenditures	(1,243)	(45)
Proceeds from sales of fixed assets	2	29
Purchase of short term investments	(22,747)	(60,260)
Proceeds from sales and maturities of short term investment	36,200	71,031
Purchase of long term investments	(45,945)	(27,498)
Proceeds from sales and maturities of long term investment	25,470	7,286

Net cash used in investing activities	(8,263)	(9,457)
Financing Activities
Repurchase of common stock	(8,313)	(3,013)
Proceeds from shareholder notes receivable	—	298
Proceeds from issuance of common stock	240	138

Net cash used in financing activities	(8,073)	(2,577)

Net decrease in cash and cash equivalents	(24,451)	(20,528)
Cash and cash equivalents at beginning of the period	52,757	73,306

Cash and cash equivalents at end of the period	$28,306	$52,778

Supplemental Cash Flow Information
Warrants issued in connection with development agreement	$—	$226

See accompanying notes.

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and six months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended September 30, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2002 has been derived from audited consolidated financial statements at that date.

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and six months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended September 30, 2002 and 2001, and accompanying notes. Actual results could differ from those estimates.

Reclassification of Prior Year Balances

      Certain reclassifications have been made to prior year’s consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows to conform to the current year presentation. Other than the reclassification of approximately $37.4 million from short-term investments to cash equivalents as of March 31, 2002, and the reclassifications to comply with the Financial Accounting Standards Board (FASB) Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, no reclassifications were material. The amounts recorded to increase Service Revenues and Cost of Service Revenues were approximately $400,000 and $1.6 million for the three and six months ended September 30, 2001, respectively.

Customer Concentrations

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

      Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Customer A	39%	*	19%	*
Customer B	13%	*	17%	*
Customer C	*	11%	*	*

*	Revenues were less than 10%

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Customers who accounted for at least 10% of gross accounts receivable were as follows:

	September 30,	March 31,
	2002	2002

Customer A	43%	—
Customer B	13%	18%
Customer C	*	17%

*	Customer account was less than 10% of gross accounts receivable.

Segment Information

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, Interactive Selling System software for electronic commerce. The Company primarily markets its products in the United States. For the three and six months ended September 30, 2002, sales to international locations were approximately 18% and 13% of total revenues, respectively, and derived primarily from the United Kingdom, Canada, India, and Japan. For the three months ended September 30, 2002, sales in the United Kingdom were approximately 13% of total revenues. For the three and six months ended September 30, 2001, sales to international locations were approximately 12% and 21% of total revenues, respectively, and derived primarily from the United Kingdom, Korea, Canada, Japan, and Germany. Export revenues are attributable to countries based on the location of the customers.

2.     Cash Equivalents and Investments

Cash Equivalents:

      Cash equivalents as of September 30, 2002 and March 31, 2002 consist of highly liquid investments with original maturities of 90 days or less at date of purchase. The carrying values of cash equivalents approximate their fair values. The following is a summary of the aggregate cost, gross unrealized gains (losses), and estimated fair value of the Company’s cash equivalents:

	September 30,	March 31,
	2002	2002

	(In thousands)
Cash equivalents:
Money market fund	$14,050	$37,581
Commercial paper	2,997	2,997

Total	$17,047	$40,578

Investments:

      All investments as of September 30, 2002 and March 31, 2002 are classified as available-for-sale securities. Short-term investments generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than 1 year. Long-term investments generally consist of securities that the Company intends to hold for more than 1 year. Such investments are carried at fair value with unrealized

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

gains and losses reported within accumulated other comprehensive income. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company’s investments:

	September 30,	March 31,
	2002	2002

	(In thousands)
Short-term investments: (due in less than 12 months)
Auction rate preferreds	$21,991	$25,875
Corporate notes & bonds	15,576	18,003
Government agencies	14,841	28,028
Commercial paper	5,174	—
Municipal bonds	3,043	2,002

Short-term investments at cost	60,625	73,908
Unrealized gains	113	148

Fair value	$60,738	$74,056

	September 30,	March 31,
	2002	2002

	(In thousands)
Long-term investments: (due in 12 to 18 months)
Government agencies	$24,195	$14,804
Corporate notes & bonds	10,027	2,670
Asset-Backed securities	3,738	—

Long-term investments at cost	37,960	17,474
Unrealized gains (losses)	23	(119)

Fair value	$37,983	$17,355

      Unrealized holding gains on available-for-sale securities as of September 30, 2002 and March 31, 2002 were approximately $136,000 and $29,000, respectively and are included in accumulated other comprehensive income.

      As of September 30, 2002, the Company had two operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposit of the leases in the amount of approximately $278,000 is classified as a restricted long-term investment and is held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., the total escrow fund of approximately $1.0 million is held in corporate bonds and classified as a restricted long-term investment. The full amount of $1.0 million will be paid to the founder of Wakely Software, Inc. in August 2003 per the escrow agreement. The interest earned on the investment may be used in operations.

3.     Stockholders’ Equity

Deferred Compensation

      During the three and six months ending September 30, 2002, options worth approximately $4,000 and $16,000 were granted to employees with exercise prices that were less than fair value of the underlying common stock. Such compensation will be amortized over the vesting period of the options, typically four

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

years. For the three and six months ended September 30, 2002, the Company amortized approximately $462,000 and $931,000 of deferred compensation, respectively.

Accelerated Options

      During the three months ended September 30, 2002, in connection with employee termination agreements, the Company accelerated the vesting of options to purchase approximately 235,400 shares of common stock. For the three and six months ended September 30, 2002, the Company recorded approximately $248,000 of related compensation expense of which approximately $231,000 was included in cost of goods sold and $17,000 was recorded as marketing expenses.

Stock Repurchase

      As a result of the repurchase of shares of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining outstanding shares owned by those employees representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue these promissory notes each period which may result in additional compensation in future quarters.

      During the three months ended September 30, 2002, the Company recorded a total compensation expense of approximately $117,000 related to variable accounting of which approximately $49,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $67,000 was included in general and administrative expense. During the six months ended September 30, 2002, the Company recorded a total compensation expense of approximately $228,000 related to variable accounting of which approximately $89,000 was included in cost of goods sold, approximately $2,000 was included in sales and marketing expense and approximately $137,000 was included in general and administrative expense.

      During the three months ended September 30, 2002, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $3.73 in the open market at a cost of approximately $3.8 million including brokerage fees. During the six months ended September 30, 2002, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $3.75 in the open market at a cost of approximately $8.3 million including brokerage fees. The aggregate of the purchases since the authorization by the Board was approximately 4.0 million shares at the cost of approximately $14.6 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

4.     Earnings Per Share

      The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have been included in the net loss per share calculation. Options and warrants to purchase 5,531,914 and 5,749,750 shares of common stock were excluded from the three and six months ended September 30, 2002 computation, respectively, as their effect is antidilutive.

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Net loss	$(5,195)	$(6,648)	$(20,712)	$(14,068)
Basic and diluted:
Weighted-average shares of common stock outstanding	32,826	36,010	33,351	36,134
Less weighted-average shares subject to repurchase	(132)	(436)	(154)	(587)

Weighted-average shares used in computing basic and diluted, net loss per share applicable to common stockholders	32,694	35,574	33,197	35,547

Basic and diluted, net loss per share	$(0.16)	$(0.19)	$(0.62)	$(0.40)

5.     Comprehensive Loss

      The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Net loss	$(5,195)	$(6,648)	$(20,712)	$(14,068)
Change in unrealized gain on securities	(32)	247	107	373

Comprehensive loss	$(5,227)	$(6,401)	$(20,605)	$(13,695)

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

      The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

IPO, which had the effect of manipulating the market for Selectica’s stock. Plaintiffs contend that, as a result of the omissions from the prospectus and alleged market manipulation through the use of analysts, the price of the Company’s stock was artificially inflated between the date of the IPO and December 6, 2000 and that the defendants are liable for unspecified damages to those persons who purchased stock during that period.

      On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers have been filed and the Court has heard oral argument. The Court has not yet decided the matter.

      On October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal without prejudice on October 9, 2002.

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

      On July 17, 2002, CSFB removed the action to the United States District Court for the Northern District of California, with our consent and the consent of the officer and director defendants. Thereafter, CSFB filed a motion to dismiss the action on the grounds that plaintiff lacks standing under federal procedural rules, and plaintiff filed a motion to transfer the action to federal court in New York for coordination with the securities class action litigation noted above. On September 16, 2002, recognizing that the action was likely to return at some point to state court, the parties stipulated to take the pending motions to dismiss and to transfer off calendar and to have the action remanded to state court. On September 23, 2002, the federal court ordered the case to be remanded back to the Santa Clara County Superior Court. The responses of all defendants to the amended complaint are currently due in late November 2002.

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

7.     Restructuring

      During the three and six months ended September 30, 2002, the Company recorded restructuring charges of approximately $1.5 million which were the result of a plan established to align the Company’s global workforce with existing and anticipated market requirements. Approximately $259,000 of restructuring costs was accounted as cost of services revenues, $142,000 as research and development expense, $390,000 as sales and marketing expense and $720,000 as general and administrative expense. During the three months ended September 30, 2001, the Company recorded restructuring charges of approximately $49,000 which was accounted as general and administrative expense. For the six month ended September 30, 2001, the Company

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

recorded restructuring charges of approximately $1.4 million of which $189,000 was accounted as cost of services revenues, $287,000 as research and development expense, $359,000 as sales and marketing expense and $605,000 as general and administrative expense.

      The restructuring charges were primarily for the severance and benefits paid to the terminated employees. During the six months ended September 30, 2002, the Company terminated 47 employees (or 9% of its workforce) globally, in the areas of administration, marketing, business development, engineering, sales, consulting and services support. The restructuring activities are expected to be completed in December 2002.

      As of September 30, 2002 and March 31, 2002, the balance of the reserve for restructuring was approximately $587,000 and $182,000, respectively, which was included in Other Accrued Liabilities in the accompanying condensed consolidated balance sheet and is summarized as follows:

Severance and Benefits:

(In thousands)
FY 2001 Restructuring Charges	$667
Payments for severance and related costs for FY 2001	(317)

Accrual balance, March 31, 2001	350
FY 2002 Restructuring Charges	1,759
Payments for severance and related costs for FY 2002	(1,927)

Accrual balance, March 31, 2002	$182
Payments for severance and related costs for the three months ended June 30, 2002	(161)

Accrual balance, June 30, 2002	$21
Restructuring Charges for the three months ended September 30, 2002	1,758
Payments for severance and related costs for the three months ended September 30, 2002	(1,192)

Accrual balance, September 30, 2002	$587

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

8.     Goodwill

      During the quarter ended June 30, 2002, we wrote off the entire remaining goodwill balance of approximately $10.0 million due to the adoption of SFAS 142 “Goodwill and Other Intangible Assets.”

      In accordance with SFAS 142 adopted on April 1, 2002, we stopped the periodic amortization of goodwill. The following table shows the reconciliation of reported net loss adjusted for the adoption of SFAS 142 for the three and six months ended September 30, 2001 (unaudited in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Reported net loss	$(6,648)	$(14,068)
Add back: Goodwill amortization	664	1,334

Adjusted net loss	$(5,984)	$(12,734)

Basic and diluted net loss per share:
Reported net loss	$(0.19)	$(0.40)
Add back: Goodwill amortization	0.02	0.04

Adjusted net loss	$(0.17)	$(0.36)

9.     Deferred Revenues

      Deferred revenues of approximately $12 million as of September 30, 2002 and March 31, 2002 represents cash received and amounts billed for services performed which is included as part of the Accounts Receivable balance at September 30, 2002 and March 31, 2002. This is summarized as follows:

	September 30,	March 31,
	2002	2002

	(In thousands)
Cash received from customers	$8,354	$7,374
Amounts billed for services performed	3,876	4,576

Deferred revenues	$12,230	$11,950

10.     Recent Accounting Pronouncements

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

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      During fiscal year 2002 the applicable accounting policy for reviewing for goodwill impairment was an undiscounted cash flow basis, a method allowed by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

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

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. We adopted SFAS 141 in the beginning of fiscal 2003. (See Note 8.)

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103, and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The amount recorded to increase Service Revenues and Cost of Service Revenues was approximately $1.6 million for the period ended September 30, 2001. The Company’s adoption of Topic D-103 will not affect the Company’s net loss in any past or future periods.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS

      In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis‘ and “Risks Related to Our Business.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the level of demand for Selectica’s products and services; the intensity of competition; the sales cycle; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to Selectica’s business, readers should refer to the section later in this report entitled “Risks Related to Our Business.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report and Selectica assumes no obligation to update these forward-looking statements.

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

      For the three months ended September 30, 2002 and 2001, we recognized 43% and 27% of our licenses and services revenues under the completed contract method, 46% and 72% under the percentage-of-completion method, and 11% and 1% under the residual method, respectively. For the six months ended September 30, 2002 and 2001, we recognized 43% and 16% of our revenues under the completed contract method, 51% and 74% of license and services revenues under the percentage-of-completion method, and 6% and 10% under the residual method, respectively.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

Impairment of Goodwill and Intangible Assets

      Goodwill and intangible assets, which resulted from our business combinations accounted for as purchases, were recorded at amortized cost. We periodically reviewed the carrying amounts of these intangible assets for indications of impairment based on the operational performance of the acquired businesses and market conditions or sooner whenever events or changes in circumstances indicated the carrying values of such assets might not be recoverable. We considered some of the following factors important in deciding when to perform an impairment review: significant under-performance of a product line relative to budget; shifts in business strategies, which impacted the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. If indications of impairment were present, we assessed the value of the intangible assets using estimates of future undiscounted cash flows. Impairment charges, if any, resulted in situations when the fair values of these assets were less than the carrying value. During fiscal year 2002, various restructuring activities as well as the overall economic conditions signaled an indication of possible impairment. We then analyzed the value of our various intangibles by comparing the carrying value of these assets to the undiscounted cash flows estimated to be generated by these assets. Based on this analysis there was no impairment during fiscal year 2002. Beginning in fiscal year 2003, the method for assessing potential impairments of intangibles was changed based on new accounting rules issued by the Financial Accounting Standards Board (FASB), and related implementation guidance. The application of these new rules resulted in a cumulative effect of an accounting change of approximately $10.0 million in the first quarter of fiscal year 2003.

      In accordance with this new accounting standard adopted on April 1, 2002, we stopped the periodic amortization of goodwill at the beginning of fiscal year 2003. Had amortization of goodwill been continued beyond April 1, 2002, we would have recognized an additional $664,000 and $1.3 million in amortization expense during the three months and six months ended September 30, 2002.

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

Restructuring

      As of September 30, 2002, we have the remaining balance of the accruals for restructuring of $587,000 in connection with our restructuring program. These accruals included estimates primarily pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes to these estimates, the actual costs may differ from the estimates.

Contingencies and Litigation

      We may be subject to various proceedings, lawsuits and claims relating to the normal course of business. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies.

Factors Affecting Operating Results

      A relatively small number of customers accounted for a significant portion of our total revenues. For the three months ended September 30, 2002, revenue from Customers A and B accounted for 39% and 13% of our revenues, respectively. For the three months ended September 30, 2001, revenue from Customer C accounted for 11% of our revenues. For the six months ended September 30, 2002, revenue from Customers A and B accounted for 19% and 17% of our revenues, respectively. For the six months ended September 30, 2001, we did not have any customers which accounted for over 10% of our revenues.

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

      We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of September 30, 2002, we had an accumulated deficit of approximately $140.1 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. Due to the recent declines in the U.S. economy, particularly in the area of technology infrastructure investment, the uncertain prospects for recovery in either technology infrastructure spending or the broader economy and in an effort to achieve profitability, we underwent certain restructuring activities. For the three months ended September 30, 2002, the Company reduced its headcount by 47 individuals globally or approximately 9% of its workforce as of June 30, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, we do not believe that historical growth rates are indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the results of the fourth quarter of fiscal year 2001, throughout fiscal year 2002, and the first two quarters of fiscal 2003. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Equity Transactions

      As a result of the repurchase of shares of common stock from certain key employees 2002 which were originally issued in exchange for full recourse promissory notes, during the year ended March 31, the remaining outstanding shares owned by these employees representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue these promissory notes each period which may result in additional compensation in future quarters.

      During the three months ended September 30, 2002, the Company recorded a total compensation expense of approximately $117,000 related to variable accounting of which approximately $49,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $67,000 was included in general and administrative expense. During the six months ended September 30, 2002, the Company recorded a total compensation expense of approximately $228,000 related to variable accounting of which approximately $89,000 was included in cost of goods sold, approximately $2,000 was included in sales and marketing expense and approximately $137,000 was included in general and administrative expense.

      During the three months ended September 30, 2002, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $3.73 in the open market at a cost of approximately $3.8 million including brokerage fees. During the six months ended September 30, 2002, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $3.75 in the open market at a cost of approximately $8.3 million including brokerage fees. The aggregate of the purchase since the authorization by the Board was approximately 4.0 million shares at the cost of approximately $14.6 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

Results of Operations

Revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,

	2002	2001	Change	2002	2001	Change

	(In thousands, except percentages)
License	$3,225	$3,953	(18)%	$5,612	$10,038	(44)%
Percentage of total revenues	34%	39%		29%	40%
Services	$6,186	$6,133	1%	$13,434	$15,374	(13)%
Percentage of total revenues	66%	61%		71%	60%
Total revenues	$9,411	$10,086	(7)%	$19,046	$25,412	(25)%

      License. License revenues decreased 18% and 44% for the three and six months ended September 30, 2002, respectively, as compared to the same periods in fiscal year 2002 due primarily to a decline in sales volume arising from the weakening economic environment. The slowdown in the economy has caused a significant decrease in technology spending. We expect the economic slowdown to continue to adversely impact growth opportunities in our license business and license revenues to continue to fluctuate in future periods in absolute dollars and as a percentage of total revenues.

      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of-pocket reimbursements. The services revenues have remained relatively constant in the three months ended

September 30, 2002 as compared to the three months ended September 30, 2001. Services revenues decreased 13% for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001. The decrease was due primarily to the decline in license sales which resulted in a decrease in revenues from new customer implementations, maintenance and training that typically accompany the license of our products. During the three and six months ended September 30, 2001, services revenues were reduced by amortization of approximately $250,000 and $250,000, the fair value of the warrant issued to a significant customer in connection with a license and service agreement. We expect services revenues to continue to fluctuate in future periods in absolute dollars and as a percentage of total revenues.

      Overall, the total revenues for the three and six months ended September 30, 2002 decreased 7% and 25%, respectively, as compared to the three and six months ended September 30, 2001 due to the reasons explained above. Revenues consisted of 66% and 71% of services revenues for the three and six months ended September 30, 2002 as compared to 61% and 60% for the same periods in fiscal year 2002. The increase was primarily due to the increasing demand for the system integration and platform expansion from our existing customers. We expect the percentage of services and licenses revenues to continue to fluctuate from quarter-to-quarter basis. We believe that the future revenues will continue to fluctuate due to the changing number and size of new customers, the number of consulting projects and maintenance contracts, changes in the demand for Interactive Selling System software and general economic conditions.

     Cost of revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,

	2002	2001	Change	2002	2001	Change

	(In thousands, except percentages)
Cost of license revenues	$296	$178	66%	$527	$513	3%
Percentage of license revenues	9%	5%		9%	5%
Cost of services revenues	$4,671	$6,616	(29)%	$10,013	$15,045	(33)%
Percentage of services revenues	76%	108%		75%	98%

      Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The increase of 66% in cost of license revenues for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was due primarily to a one-time royalty fee and costs associated with foreign sales. While the absolute cost of license revenues have remained relatively constant for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001, there has been an increase of costs as a percentage of license revenues. This was due primarily to the fact that we have certain fixed costs that are not dependent upon sales volume.

      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The decrease of 29% and 33% in cost of services revenues for the three and six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001 were due primarily to the restructuring activities in fiscal year 2002 which reduced the number of consultants, product support staff and training staff, and the adoption of SFAS 142. With the adoption of SFAS 142, we have ceased amortization of goodwill as of April 1, 2002. For the three months ended September 30, 2002, we amortized approximately $171,000 for deferred compensation expenses related to stock options, $50,000 for compensation expenses related to variable accounting, $259,000 for restructuring charges and $231,000 for compensation expenses related to option acceleration, respectively. For the three months ended September 30, 2001, we amortized approximately $220,000 for the deferred compensation expenses related to stock option and $281,000 for goodwill in connection with the Wakely Software acquisition, respectively. For the six months ended September 30, 2002, we amortized approximately $345,000 for deferred compensation expenses related to stock options and $90,000 for compensation expenses related to variable accounting, $259,000 for restructuring charges and $231,000 for compensation expenses related to option acceleration. For the six months ended September 30, 2001, we amortized approximately

$414,000 for deferred compensation expenses related to stock options, $189,000 for restructuring charges and $562,000 for goodwill in connection with the Wakely Software acquisition, respectively.

Expenses

	Three Months Ended			Six Months Ended
	September 30,			September 30,

	2002	2001	Change	2002	2001	Change

	(In thousands, except percentages)
Research and development	$3,379	$3,721	(9)%	$6,945	$8,145	(15)%
Percentage of total revenues	36%	37%		36%	32%
Sales and marketing	$4,859	$5,999	(19)%	$10,368	$14,322	(28)%
Percentage of total revenues	52%	59%		54%	56%
General and administrative	$2,163	$1,907	13%	$3,610	$5,069	(29)%
Percentage of total revenues	23%	19%		19%	20%

      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decreases of 9% and 15% in research and development expenses for the three and six months ended September 30, 2002 as compared to the same periods in fiscal year 2002 were due primarily to the fact that the development agreement entered into with a significant customer was fully amortized in fiscal year 2002. For the three months ended September 30, 2002, we recorded approximately $65,000 for amortization of deferred compensation expenses related to stock options and $142,000 for restructuring charges. For the three months ended September 30, 2001, we recorded approximately $67,000 for deferred compensation expenses related to stock options and $544,000 for the development agreement entered into with a significant customer. For the six months ended September 30, 2002, we recorded approximately $130,000 for amortization of deferred compensation expenses related to stock options and $142,000 for restructuring charges. For the six months ended September 30, 2001, we recorded approximately $137,000 for deferred compensation expenses related to stock options, $1.1 million for the development agreement entered into with a significant customer, $287,000 for restructuring charges and $7,000 for compensation expenses related to option acceleration, respectively. We plan to reduce our investment in research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decreases of 19% and 28% in the sales and marketing expenses for the three and six months ended September 30, 2002 as compared to the three and six months ended September 30, 2001 were due primarily to a reduction in spending on marketing programs and a decrease of sales commissions as a result of the decline of the sales volume. For the three months ended September 30, 2002, we recorded amortization expenses of approximately $143,000 for deferred compensation related to stock options, $390,000 for restructuring charges, $17,000 for compensation expenses related to option acceleration and $1,000 for compensation expenses related to variable accounting, respectively. For the three months ended September 30, 2001, we recorded expenses of approximately $160,000 for deferred compensation related to stock options. For the six months ended September 30, 2002, we recorded amortization expenses of approximately $290,000 for deferred compensation related to stock options, $390,000 for restructuring charges, $17,000 for compensation expenses related to option acceleration and $2,000 for compensation expenses related to variable accounting, respectively. For the six months ended September 30, 2001, we recorded amortization expenses of approximately $422,000 for deferred compensation related to stock options, $359,000 for restructuring charges, $106,000 for compensation expenses related to option acceleration, respectively. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information system expenses. The increase of 13% in general and administrative expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was due primarily to the severances and legal fees related to defend the IPO litigation. The decrease of 29% in general and administrative expenses for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001 was due primarily to the adoption of SFAS 142. With the adoption of SFAS 142, we have ceased amortization of goodwill as of April 1, 2002. For the three months ended September 30, 2002, we amortized approximately $83,000 for deferred compensation expenses related to stock options, $720,000 for restructuring charges and $67,000 for compensation expenses related variable accounting, respectively. For the three months ended September 30, 2001, we amortized approximately $106,000 for deferred compensation expenses related to stock options, $49,000 for restructuring charges and $383,000 for the amortization of goodwill in connection with the Wakely Software acquisition, respectively. For the six months ended September 30, 2002, we amortized approximately $166,000 for deferred compensation expenses related to stock options, $720,000 for restructuring charges and $136,000 for compensation expenses related variable accounting, respectively. For the six months ended September 30, 2001, we amortized approximately $213,000 for deferred compensation expenses related to stock options, $12,000 for compensation expenses related to option acceleration, $605,000 for restructuring charges and $766,000 for the amortization of goodwill in connection with the Wakely Software acquisition. We plan to reduce our general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Interest and Other Income, Net

      Interest and other income, net, consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. Interest and other income, net, totaled approximately $762,000 and $1.7 million for the three and six months ended September 30, 2002 as compared to interest income of approximately $1.8 million and $3.8 million, respectively, for the same periods in fiscal year 2002. The decrease was due primarily to lower interest rates and the decrease of our investments due to these amounts being used for the operation of our business.

Provision for Income Taxes

      We did not record any tax provision for the three and six months ended September 30, 2002 as compared to approximately $79,000 and $154,000 for the three and six months ended September 30, 2001. The provision for income taxes consists solely of foreign taxes.

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

      During fiscal year 2002 the applicable accounting policy for reviewing for goodwill impairment was an undiscounted cash flow basis, a method allowed by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss of approximately $10.0 million in the first quarter of fiscal year 2003. This loss was recorded as a cumulative effect of an accounting change for the period.

      In June 2001, the FASB issued SFAS 141, “Business Combinations,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. We adopted SFAS 141 in the beginning of fiscal 2003. See Note 8.

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103, and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The amount recorded to increase Service Revenues and Cost of Service Revenues was approximately $400,000 and $1.6 million for the three and six months ended September 30, 2001, respectively. The Company’s adoption of Topic D-103 will not affect the Company’s net loss in any past or future periods.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Application of SFAS 146 is required for restructuring activities initiated after December 31, 2002. SFAS 146 requires recognition of the liability for costs associated with an exit or disposal activity when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

Consolidated Balance Sheet Data

      Cash, cash equivalents, short-term and long-term investments were approximately $127.0 million at September 30, 2002 compared to $144.2 million at March 31, 2002. The decrease primarily related to approximately $8.1 million of cash used in operations, $8.3 million for stock repurchase in the open market and $1.2 million for capital expenditures during the six months ended September 30, 2002. Accounts receivable, net, was approximately $8.2 million at September 30, 2002, which has remained relatively constant as compared to $8.1 million at March 31, 2002. Goodwill amounting to approximately $10.0 million was written off in the first quarter of fiscal year 2003 due to the adoption of SFAS 142 on April 1, 2002.

      Current liabilities of approximately $19.4 million have remained relatively constant at September 30, 2002 as compared to $19.9 million at March 31, 2002.

      Total stockholders’ equity was approximately $126.1 million at September 30, 2002 and approximately $153.4 million at March 31, 2002. The net decrease of approximately $27.3 million was due primarily to approximately $20.7 million of net loss by the Company for the current period and $8.3 million of stock repurchase in the open market offset by approximately $107,000 of unrealized gain on securities, $240,000 of proceeds from issuance of common stock, $228,000 of compensation expenses related to variable accounting and $931,000 for deferred compensation expenses.

Liquidity and Capital Resources

	September 30,	March 31,
	2002	2002	Change

	(In thousands, except percentages)
Working capital	$80,633	$117,734	(32)%
Cash, cash equivalents and short-term investments	$89,044	$126,813	(30)%

	Six Months Ended
	September 30,

	2002	2001	Change

	(In thousands, except
	percentages)
Net cash used for operating activities	$(8,115)	$(8,494)	(4)%
Net cash used for investing activities	$(8,263)	$(9,457)	(13)%
Net cash used for financing activities	$(8,073)	$(2,577)	213%

      We have funded our operations with proceeds from the private sale of common and preferred stock, and our initial public offering. The net cash used in operating activities has remained relatively constant for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001. For the six months ended September 30, 2002, the decrease was primarily due to a non-cash charge of goodwill amounting to approximately $10.0 million offset by increases in current assets and deferred revenue and offset by an increase in current liabilities. For the six months ended September 30, 2001, the decrease was primarily related to the decrease in accounts receivable offset by decrease in current liabilities and deferred revenue.

      The decrease in net cash used in investing activities was due primarily to the net purchases of approximately $7.0 million in net purchases of available-for-sale investments and $1.2 million for capital expenditures during the six months ended September 30, 2002. The decrease in net cash used in investing activities was due primarily to the net purchases of approximately $9.7 million in net purchases of available-for-sale investments during the six months ended September 30, 2001.

      The decrease in cash used in financing activities was due primarily to the repurchase of our common stock in the open market for $8.3 million during the six months ended September 30, 2002. The decrease in cash used in financing activities was due primarily to the repurchase of our common stock in the open market for $3.0 million during the six months ending September 30, 2001.

      During the three months ended September 30, 2002, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $3.73 in the open market at a cost of approximately $3.8 million including brokerage fees. During the six months ended September 30, 2002, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $3.75 in the open market at a cost of approximately $8.3 million including brokerage fees. The aggregate of the purchases since the authorization by the Board was approximately 4.0 million shares at the cost of approximately $14.6 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the

Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

      We had no significant commitments for capital expenditures as of September 30, 2002. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2002, the effects of the foreign currency fluctuations were immaterial.

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

      For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered since we have vendor-specific objective evidence of fair value of maintenance, we recognize maintenance revenues over the term of the maintenance contract. For those contracts that bundle the license with maintenance, training, and/or consulting services, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement using contract accounting.

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

      We may also experience seasonality in revenues. For example, in the quarter ended September 30, 2002, our bookings were significantly weaker than they had previously been in previous quarters. Because of the timing of our revenue recognition, this could impact a number of different quarterly results. In addition our quarterly results may fluctuate based upon our customers’ calendar year budgeting cycles. These seasonal variations may lead to fluctuations in our quarterly revenues and operating results.

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

      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $26.4 million, $49.9 million and $31.8 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. We have incurred net losses of approximately $20.7 million for the six months ended September 30, 2002 and an accumulated deficit of approximately $140.1 million as of September 30, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

A continued decline in general economic conditions or a decrease in information technology spending could harm our results of operations.

      The change in economic conditions may lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our Interactive Selling System, but decide to delay or not to implement any configuration system. Companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justifies the expense. A continuation of the general slowdown in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

Our lengthy sales cycle makes it difficult for us to forecast revenue and aggravates the variability of quarterly fluctuations, which could cause our stock price to decline.

      The sales cycle of our products has historically averaged between six and nine months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we intend to target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter and subsequent quarters could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

Developments in the market for Interactive Selling System software may harm our operating results, which could cause a decline in the price of our common stock.

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

      The relative youth of the market poses a number of concerns. The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates and a sufficiently broad base of companies may not adopt Internet platform-based business applications. The decrease in technology infrastructure spending may reduce the size of the market for Internet Selling System software and other server based products. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for Interactive Selling System software is slow to develop, or if our customers purchase more fully integrated products, it would significantly harm our business and operating results.

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

Failure to improve and maintain relationships with systems integrators and consulting firms, which assist us with the sale and installation of our products, would impede the acceptance of our products and the growth of our revenues.

      Our strategy has been to rely in part upon systems integrators and consulting firms to recommend our products to their customers and to install and deploy our products. To date, we have had limited success in utilizing these firms as a sales channel or as a provider of professional services. To increase our revenues and implementation capabilities, we must continue to develop and expand our relationships with these systems integrators and consulting firms. If these systems integrators and consulting firms are unwilling to install and deploy our products, we may not have the resources to provide adequate implementation services to our customers and our business and operating results could be significantly harmed.

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

      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 53% and 36% of our revenues for the six months ending September 30, 2002 and 2001, respectively, and our ten largest customers accounted for 68% and 58% of our revenues for the six months ending September 30, 2002 and 2001, respectively. There was no significant customer who accounted for more than 10% of total revenues for the six months ended September 30, 2001. Revenues from significant customers as a percentage of total revenues for the three and six months ended September 30, 2002 are as follows:

Three Months Ended September 30, 2002
Customer A	39%
Customer B	13%
Six Months Ended September 30, 2002
Customer A	19%
Customer B	17%

      We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. The increase in the percentage of revenues from these customers represents an increased dependence on a smaller number of customers. Contracts with our customers can generally be terminated on short notice by the customer. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases less of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed.

We are the target of several securities class action complaints, and are involved in shareholder derivative litigation, all of which could result in substantial costs and divert management attention and resources.

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

      The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for Selectica’s stock.

      On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers have been filed and the Court has heard oral argument. The Court has not yet decided the matter.

      On October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal without prejudice on October 9, 2002.

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

      On July 17, 2002, CSFB removed the action to the United States District Court for the Northern District of California, with our consent and the consent of the officer and director defendants. Thereafter, CSFB filed a motion to dismiss the action on the grounds that plaintiff lacks standing under federal procedural rules, and plaintiff filed a motion to transfer the action to federal court in New York for coordination with the securities class action litigation noted above. On September 16, 2002, recognizing that the action was likely to return at some point to state court, the parties stipulated to take the pending motions to dismiss and to transfer off calendar and to have the action remanded to state court. On September 23, 2002, the federal court ordered the case to be remanded back to the Santa Clara County Superior Court. The responses of all defendants to the amended complaint are currently due in late November, 2002.

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

If we are unable to maintain our direct sales forces, sales of our products and services may not meet our expectations and our business and operating results will be significantly harmed.

      We depend on our direct sales force for all of our current sales and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services. In addition, our Executive Vice President of Sales recently resigned from the Company. If we are not able to hire another Executive Vice President of Sales or if our sales force fails to compensate after his departure, our results of operation could be significantly harmed.

If we are unable to manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.

      Our professional services organization assists our customers with implementation and maintenance of our products. Because these professional services have been expensive to provide, we must improve the management of our professional services organizations to improve our results of operations. Improving the efficiency of our consulting services is dependent upon attracting and retaining experienced project managers and we may not be able to hire qualified individuals to fill these positions.

      Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 71% and 58% of total revenues for the six months ended September 30, 2002 and 2001 respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 25% and 2% for the six months ended September 30, 2002 and 2001, respectively, compared to gross margins for license revenues of 91% and 95% for the six months ended September 30, 2002 and 2001.

      We intend to charge for our professional services on a time and materials rather than a fixed-fee basis. However in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these resources, we may lose sales or incur customer dissatisfaction and our business and operating results could be significantly harmed.

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

      We believe that our success will depend on the continued employment of our management team and key technical personnel, none of whom, except Dr. Sanjay Mittal, our President and Chief Executive Officer, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace. Consequently, our ability to manage day-to-day operations, including our operations in Pune and Chennai, India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

A substantial portion of our operations are conducted by India-based personnel, and any change in the political and economic conditions of India or in immigration policies, which would adversely affect our ability to conduct our operations in India, could significantly harm our business.

      We conduct development, quality assurance and professional services operations in India. As of September 30, 2002, there were 228 persons employed in India. We are dependent on our India-based operations for these aspects of our business and we intend to grow our operations in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold five patents. In addition, we have one trademark registered in the U.S., one trademark registered in South Korea and have applied to register a total of eight trademarks in the United States, Canada, Europe, India and Korea. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could significantly harm our business and operating results.

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

Our recent restructuring has placed a significant strain on our management systems and resources, and if we fail to manage these changes, our business will be harmed.

      We have recently experienced a drastic reduction in headcount which followed a period of rapid growth and expansion. These changes have placed significant demands on our managerial, administrative, operational, financial and other resources.

      Our rapid growth required us to manage a large number of relationships with customers, suppliers and employees, as well as a large number of complex contracts. Our recent restructuring has forced us to handle these demands with a smaller number of employees. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage these changes effectively, our business would be harmed.

Our results of operations will be harmed by charges associated with our payment of stock-based compensation, charges associated with other securities issued by us, and charges related to variable accounting.

      We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $8.5 million in net deferred compensation charges. During the three months ended September 30, 2002 and 2001, we amortized approximately $462,000 and $553,000 million of such charges, respectively. For the six months ended September 30, 2002 and 2001, we amortized approximately $931,000 and $1.2 million of such charges, respectively. We expect to amortize approximately $1.9 million of stock-based compensation for the fiscal year ending March 31, 2003 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

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

      Due to the repurchase of our common stock from certain key employees during the year ended March 31, 2002, the remaining outstanding shares of our common stock which were purchased with full recourse promissory notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. As a result, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was included in cost of goods sold and approximately $33,000 was included in general and administrative expense. See Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2002. During the three months ending September 30, 2002, the Company recorded a total compensation expense of approximately $117,000 related to variable accounting of which approximately $49,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing and approximately $67,000 was included in general and administrative expense. During the six months ending September 30, 2002, the Company recorded a total compensation expense of approximately $227,000 related to variable accounting of which approximately $89,000 was included in cost of goods sold, approximately $2,000 was included in sales and marketing expense and approximately $136,000 was included in general and administrative expense.

Our operating results could be adversely affected by impairment of goodwill and other indefinite lived intangible assets.

      We accounted for the acquisition of Wakely as a purchase for accounting purposes and allocated approximately $13.1 million to identify intangible assets and goodwill. These assets were being amortized over a period of three to seven years. We also expensed approximately $1.9 million of in-process research and development at the time of acquisition. See Note 8 of the Notes to Consolidated Financial Statements for the year ended March 31, 2002, Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2001 and Note 10 of the Notes to Consolidated Financial Statements for the year ended March 31, 2000. In August 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement did not have a significant impact on our financial condition or operating results.

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

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill and indefinite lived intangible assets. That test indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss of approximately $10.0 million for the first quarter of fiscal year 2003. This loss was recorded as the cumulative effect of an accounting change for the period.

Because the trading price of our common stock is below the cash value of our common stock (cash, cash equivalents, and investments divided by total shares outstanding), we may receive solicitations to purchase the company for less than our cash value.

      Our common stock has recently traded on the Nasdaq National Market at a significant discount to the cash value of our common stock. As a result, we have from time to time received, and may in the future receive, solicitations from third parties offering to purchase the company for the market value of our common stock. We believe that these offers may be being made to arbitrage the difference between the market price and the cash value of our common stock and are not in the best interests of our stockholders. Although we have not received any indication that any third party intends to make a hostile offer for our common stock, any significant differential between the market value and the cash value of our common stock may make such activities more likely. If we were to receive a hostile offer for our common stock, the company may be required to incur significant costs to respond which could have a negative effect on our business and financial results. If successful in causing a change in control, such an offer could result our stockholders receiving less than what we believe to be the fair value of our common stock. Although the company has certain anti-takeover protections in place to try to prevent this result, for example, a classified board, such protections may not be sufficient to protect shareholder value.

Unauthorized break-ins or other assaults on our computer systems could harm our business.

      Our servers are vulnerable to physical or electronic break-ins and similar disruptions, which could lead to loss of data or public release of proprietary information. In addition, unauthorized persons may improperly access our data. We have experienced an unauthorized break-in by a “hacker” who has stated that he could, in the future, damage our systems or take confidential information. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could adversely affect results of operations.

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

Changes to accounting standards and financial reporting requirements, may effect our financial results.

      We are required to follow accounting standards and financial reporting set by governing bodies in the U.S. and other countries where we do business. From time to time, these governing bodies implement new and revised laws and regulations. These new and revised accounting standards, financial reporting and tax laws may require changes to accounting principles used in preparing our financial statements. These changes may have a material impact on our business and financial results. For example, a change in accounting rules can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change became effective. As a result, changes to existing rules or reconsideration of current practices caused by such changes may adversely affect our reported financial results or the way we conduct our business.

Compliance with new regulations dealing with corporate governance and public disclosure may result in additional expenses and require significant management attention.

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. For example, new laws and regulations may require us to change the composition of our board of directors, the composition, the responsibility and manner of operation of various board-level committees, and the type and volume of information filed by us with governing bodies. We are committed to complying with these requirements and maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      We develop products in the United States and India and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates.

      We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $463,000 (less than .40%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2002.

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

Item 4.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Within the ninety-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 14, 2002.

(b)	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March, 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for Selectica’s stock.

      On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers have been filed and the Court has heard oral argument. The Court has not yet decided the matter.

      On October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal without prejudice on October 9, 2002.

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

      On July 17, 2002, CSFB removed the action to the United States District Court for the Northern District of California, with our consent and the consent of the officer and director defendants. Thereafter, CSFB filed a motion to dismiss the action on the grounds that plaintiff lacks standing under federal procedural rules, and plaintiff filed a motion to transfer the action to federal court in New York for coordination with the securities class action litigation noted above. On September 16, 2002, recognizing that the action was likely to return at some point to state court, the parties stipulated to take the pending motions to dismiss and to transfer off calendar and to have the action remanded to state court. On September 23, 2002, the federal court ordered the case to be remanded back to the Santa Clara County Superior Court. The responses of all defendants to the amended complaint are currently due in late November, 2002.

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

      Not applicable

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders in San Jose, California on September 13, 2002. Of the 33,734,913 shares outstanding as of the record date, 27,783,589 shares were represented by proxy at the meeting on September 13, 2002. At the meeting the following actions were voted upon:

•	To elect the following directors to serve for a term ending upon the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified:

	FOR	WITHHELD

Thomas Neustaetter	27,427,211	356,378
Dr. Sanjay Mittal	27,206,415	577,174

•	To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2003:

FOR	AGAINST	WITHHELD

27,482,721	289,522	11,346

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      A.     Exhibits

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.     Reports on Form 8-K

The following Current Report on Form 8-K has been filed by the Company during the quarter for which this report is filed:

•	On July 9, 2002, the Company reported under Item 5 “Other Events” the resignation of Raj Jaswa as President and Chief Executive Officer and the appointment of Sanjay Mittal to both offices.

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SELECTICA, INC.

By:	/s/ STEPHEN R. BENNION

Stephen R. Bennion
Chief Financial Officer and Secretary

Date: November 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.