Form 10-Q/A
period 2002-09-30
SELECTICA INC
filed 2002-11-26
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 99.1
EXHIBIT 99.2

EXPLANATORY NOTE

         This amendment is being filed to correct the location of the Certifications of the Chief Executive and Financial Officers Pursuant to Section 302 of the Sarbanes-Oxley Act 2002 and to correct a clerical error in the Certifications of the Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, the items that are not being amended hereby have been omitted from this filing.

         The Company filed the Certifications of the Chief Executive and Financial Officers Pursuant to Section 302 of the Sarbanes-Oxley Act 2002 as Exhibits 99.1 and 99.2, respectively. The Company is filing this amendment to include the Certifications as part of the 10-Q report, as required.

         Additionally, there is a clerical error in the quarter ended date referenced in the Certifications of the Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         The amended Item 6, Certifications of the Chief Executive and Financial Officers Pursuant to Section 302 of the Sarbanes-Oxley Act 2002 and Certifications of the Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are set forth below.

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

Exhibit 99.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   B. Reports on Form 8-K

The following Current Report on Form 8-K has been filed by the Company during the quarter for which this report is filed:

- On July 9, 2002, the Company reported under Item 5 “Other Events” the resignation of Raj Jaswa as President and Chief Executive Officer and the appointment of Sanjay Mittal to both offices.

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2002

SELECTICA, INC.

	By:	/s/ Stephen R. Bennion

Stephen R. Bennion Chief Financial Officer and Secretary

SELECTICA, INC.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Sanjay Mittal, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Selectica, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Sanjay Mittal Sanjay Mittal Chief Executive Officer

CERTIFICATION

I, Stephen R. Bennion, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Selectica, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen R. Bennion Stephen R. Bennion Chief Financial Officer

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 26, 2002

SELECTICA, INC.

	By:	/s/ Stephen R. Bennion

Stephen R. Bennion Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.