Form 10-Q
period 2002-12-31
SELECTICA INC
filed 2003-02-14
CIK 1090908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

      Approximately 31,569,157 shares of Common Stock, $0.0001 par value, as of January 31, 2003.

SELECTICA, INC.

FORM 10-Q

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2002*

	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,942	$52,757
Short-term investments	58,835	74,056
Accounts receivable, net of allowance for doubtful accounts of $671 and $694, respectively	7,278	8,100
Prepaid expenses and other current assets	2,698	2,691
Investments, restricted — short-term	1,105	—

Total current assets	102,858	137,604
Property and equipment, net	5,948	7,325
Goodwill, net	—	9,974
Long-term investments	25,495	17,355
Investments, restricted — long-term	177	1,463
Other assets	1,315	724

Total assets	$135,793	$174,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$835	$1,325
Accrued payroll and related liabilities	2,050	2,717
Other accrued liabilities	3,780	3,878
Deferred revenues	6,981	11,950

Total current liabilities	13,646	19,870
Other long term liabilities	1,327	1,223
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	284,538	283,847
Deferred compensation	(2,384)	(4,032)
Stockholder notes receivable	(846)	(880)
Accumulated deficit	(142,755)	(119,366)
Accumulated other comprehensive income	159	29
Treasury stock	(17,896)	(6,250)

Total stockholders’ equity	120,820	153,352

Total liabilities and stockholders’ equity	$135,793	$174,445

*	Amounts derived from audited financial statements at the date indicated

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
License	$2,691	$2,860	$8,303	$12,898
Services	7,278	7,965	20,712	23,339

Total revenues	9,969	10,825	29,015	36,237
Cost of revenues:
License	194	229	721	742
Services	4,366	6,328	14,379	21,373

Total cost of revenues	4,560	6,557	15,100	22,115

Gross profit	5,409	4,268	13,915	14,122
Operating expenses:
Research and development	3,018	3,494	9,963	11,639
Sales and marketing	4,575	5,753	14,944	20,075
General and administrative	1,252	1,743	4,862	6,812

Total operating expenses	8,845	10,990	29,769	38,526

Loss from operations	(3,436)	(6,722)	(15,854)	(24,404)
Interest and other income, net	760	1,264	2,439	5,032

Loss before provision for income taxes and cumulative effect of an accounting change	(2,676)	(5,458)	(13,415)	(19,372)
Provision for income taxes	—	75	—	229

Loss before cumulative effect of an accounting change	(2,676)	(5,533)	(13,415)	(19,601)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(9,974)	—

Net loss	$(2,676)	$(5,533)	$(23,389)	$(19,601)

Basic and diluted net loss per share before cumulative effect of an accounting change	$(0.08)	$(0.16)	$(0.41)	$(0.56)
Cumulative effect of an accounting change	—	—	(0.31)	—

Basic and diluted net loss per share	$(0.08)	$(0.16)	$(0.72)	$(0.56)

Weighted-average shares of common stock used in computing basic and diluted, net loss per share	31,609	34,697	32,668	35,258

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,

	2002	2001

	(In thousands)
	(Unaudited)
Operating Activities
Net loss	$(23,389)	$(19,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,712	3,200
Gain on disposal of fixed assets	(3)	32
Amortization of deferred compensation	1,367	1,717
Amortization of goodwill	—	1,999
Amortization of development agreement	—	1,107
Amortization of warrants in connection with license and service agreement	—	375
Amortization of private placement discount	—	254
Cumulative effect of an accounting change to adopt FAS 142	9,974	—
Expense related to variable accounting	51	—
Accelerated vesting of stock options to employees	248	125
Changes in assets and liabilities:
Accounts receivable	822	11,084
Prepaid expenses and other current assets	(7)	1,733
Other assets	(591)	1,145
Accounts payable	(490)	(1,980)
Accrued payroll and related liabilities	(667)	(2,321)
Other accrued and long-term liabilities	6	(380)
Deferred revenues	(4,969)	(8,869)

Net cash used in operating activities	(14,936)	(10,380)
Investing Activities
Capital expenditures	(1,335)	(153)
Proceeds from sales of fixed assets	3	32
Purchase of short term investments	(70,241)	(68,075)
Proceeds from sales and maturities of short term investment	85,621	86,787
Purchase of long term investments	(65,391)	(39,368)
Proceeds from sales and maturities of long term investment	57,403	31,135

Net cash provided by investing activities	6,060	10,358
Financing Activities
Repurchase of common stock	(11,646)	(4,590)
Proceeds from shareholder notes receivable	34	298
Proceeds from issuance of common stock	673	485

Net cash used in financing activities	(10,939)	(3,807)

Net decrease in cash and cash equivalents	(19,815)	(3,829)
Cash and cash equivalents at beginning of the period	52,757	73,306

Cash and cash equivalents at end of the period	$32,942	$69,477

Supplemental Cash Flow Information
Deferred compensation related to the cancellation of stock options	$281	$—
Deferred compensation related to stock options	—	1,152
Warrants issued in connection with development agreement	—	226

See accompanying notes.

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

      The condensed consolidated balance sheet as of December 31, 2002, the condensed consolidated statements of operations for the three and nine months ended December 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2002 and 2001 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments, which include normal recurring adjustments, have been made to present fairly the financial position, results of operations, and cash flows for the periods presented. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2002 has been derived from audited consolidated financial statements at that date.

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated balance sheets as of December 31, 2002 and 2001, the condensed consolidated statements of operations for the three and nine months ended December 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2002 and 2001, and accompanying notes. Actual results could differ from those estimates.

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

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      For the three months ended December 31, 2002 and 2001, we recognized 65% and 47% of our licenses and services revenues under the completed contract method, 34% and 52% under the percentage-of-completion method, and 1% and 1% under the residual method, respectively. For the nine months ended December 31, 2002 and 2001, we recognized 51% and 26% of our revenues under the completed contract method, 44% and 67% of license and services revenues under the percentage-of-completion method, and 5% and 7% under the residual method, respectively.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

Reclassification of Prior Year Balances

      Certain reclassifications have been made to prior years consolidated balance sheet, consolidated statements of operation, and consolidated statement of cash flow to conform to the current year presentation. Other than the reclassification of approximately $37.4 million from short-term investments to cash equivalents as of March 31, 2002, and the reclassifications to comply with the Financial Accounting Standards Board (FASB) Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred”, no reclassifications were material. The amounts recorded to increase Service Revenues and Cost of Service Revenues were approximately $480,000 and $2.1 million for the three and nine months ended December 31, 2001, respectively.

Customer Concentrations

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

      Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Customer A	35%	*	25%	*
Customer B	*	*	14%	*

*	Revenues were less than 10%

      There were no customers which accounted for at least 10% of total revenues for the three and nine months ended December 31, 2001.

      Customers which accounted for at least 10% of gross accounts receivable were as follows:

	December 31,	March 31,
	2002	2002

Customer A	45%	*
Customer B	*	18%
Customer C	*	17%

*	Customer account was less than 10% of gross accounts receivable.

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

      Export revenues are attributable to countries based on the location of the customers. For the three and nine months ended December 31, 2002, sales to international locations were derived primarily from the Canada, United Kingdom, Sweden, New Zealand, India, and Japan. For the three and nine months ended

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

December 31, 2001, sales to international locations were derived primarily from the United Kingdom, Korea, Canada, and Germany.

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2002	2001	2002	2001

International sales	27%	19%	22%	19%
Local sales	73%	81%	78%	81%

Total Revenues	100%	100%	100%	100%

      Sales to international locations accounted for at least 10% of the total revenue are as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2002	2001	2002	2001

Canada	14%	*	*	*
Korea	*	10%	*	*

*	Sales to international location were less than 10% of total revenues.

2.	Cash Equivalents and Investments

Cash Equivalents:

      Cash equivalents as of December 31, 2002 and March 31, 2002 consist of highly liquid investments with original maturities of 90 days or less at date of purchase. The carrying values of cash equivalents approximate their fair values. The following is a summary of the Company’s cash equivalents:

	December 31,	March 31,
	2002	2002

	(In thousands)
Cash equivalents:
Money market fund	$16,995	$37,581
Commercial paper	2,997	2,997

Total	$19,992	$40,578

Investments:

      All investments as of December 31, 2002 and March 31, 2002 are classified as available-for-sale securities. Short-term investments generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than 1 year. Long-term investments generally consist of securities that the Company intends to hold for more than 1 year. Such investments are carried at fair value with unrealized

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

gains and losses reported within accumulated other comprehensive income. The following is a summary of the aggregate cost, gross unrealized losses, and estimated fair value of the Company’s investments:

	December 31,	March 31,
	2002	2002

	(In thousands)
Short-term investments:
(due in less than 12 months)
Auction rate preferreds	$34,499	$25,875
Corporate notes & bonds	11,800	18,003
Government agencies	10,433	28,028
Commercial paper	1,977	—
Municipal bonds	—	2,002

Short-term investments at cost	58,709	73,908
Unrealized gains	126	148

Fair value	$58,835	$74,056

	December 31,	March 31,
	2002	2002

	(In thousands)
Long-term investments:
(due in 12 to 18 months)
Government agencies	$15,522	$14,804
Corporate notes & bonds	5,210	2,670
Asset-Backed securities	4,730	—

Long-term investments at cost	25,462	17,474
Unrealized gains (losses)	33	(119)

Fair value	$25,495	$17,355

      Unrealized holding gains on available-for-sale securities as of December 31, 2002 and March 31, 2002 were approximately $159,000 and $29,000, respectively and are included in accumulated other comprehensive income.

      As of December 31, 2002, the Company had two operating leases that require security deposits to be maintained at financial institutions for the term of the leases. The total security deposit of the leases in the amount of approximately $278,000 of which approximately $101,000 was classified as a restricted short-term investment and approximately $177,000 was classified as a restricted long-term investment. They were held in commercial paper. In addition, due to the acquisition of Wakely Software, Inc., the total escrow fund of approximately $1.0 million was held in corporate bonds and classified as a restricted short-term investment. The full amount of $1.0 million will be paid to the founder of Wakely Software, Inc. in August 2003 per the escrow agreement. The interest earned on the investment may be used in operations.

3.	Stockholders’ Equity

Deferred Compensation

      During the three and nine months ending December 31, 2002, options worth approximately $7,000 and $19,000 were granted to employees with exercise prices that were less than fair value of the underlying

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

common stock. Such compensation will be amortized over the vesting period of the options, typically four years. For the three months ended December 31, 2002 and 2001, the Company amortized approximately $436,000 and $532,000 of deferred compensation, respectively. For the nine months ended December 31, 2002 and 2001, the Company amortized approximately $1.4 million and $1.7 million of deferred compensation, respectively.

Accelerated Options

      During the three and nine months ended December 31, 2002, in connection with employee termination agreements, the Company accelerated the vesting of options to purchase 56,250 and 291,636 shares of common stock. For the three months ended December 31, 2002 and 2001, no compensation expense was recorded regarding the termination of stock options due to the negative intrinsic value of such options. For the nine months ended December 31, 2002, the Company recorded approximately $248,000 of related compensation expense of which approximately $231,000 was recorded as cost of goods sold and $17,000 was recorded as marketing expenses. For the nine months ended December 31, 2001, the Company recorded approximately $125,000 of related compensation expense of which approximately $7,000 was recorded as research and development expenses, $106,000 was recorded as sales and marketing expenses and $12,000 was recorded as general and administrative expenses.

Stock Repurchase

      As a result of the repurchase of shares of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining outstanding shares owned by those employees, representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue the stock options relating to these promissory notes each period, which may result in additional compensation in future quarters.

      During the three months ended December 31, 2002, due to a decline in fair market value of the common stock, the Company recorded a reduction in compensation expense related to stock issued in conjunction with promissory notes of approximately $178,000 of which approximately $55,000 was recorded as a reduction of cost of goods sold, $1,000 was recorded as a reduction of sales and marketing expense and $122,000 was recorded as a reduction of general and administrative expense. During the nine months ended December 31, 2002, the Company recorded a total compensation expense of approximately $51,000 related to variable accounting of which approximately $35,000 was included in cost of goods sold, $2,000 was included in sales and marketing expense and $14,000 was included in general and administrative expense.

      During the three months ended December 31, 2002, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $2.62 in the open market at a cost of approximately $3.3 million including brokerage fees. During the nine months ended December 31, 2002, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $11.6 million including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 5.3 million shares at the cost of approximately $17.9 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

4.	Earnings Per Share

      The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”. The diluted net loss per share is equivalent to the basic net

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

loss per share because the Company has experienced losses since inception and thus no potential common shares from the exercise of stock options, conversion of convertible preferred stock, or exercise of warrants have dilutive effect on net loss per share. Options and warrants to purchase 6,528,610 and 6,425,995 shares of common stock were excluded from the three and nine months ended December 31, 2002 computation, respectively, as their effect is antidilutive.

      The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(In thousands)
Net loss	$(2,676)	$(5,533)	$(23,389)	$(19,601)
Basic and diluted:
Weighted-average shares of common stock outstanding	31,695	35,035	32,799	35,767
Less weighted-average shares subject to repurchase	(86)	(338)	(131)	(509)

Weighted-average shares used in computing basic and diluted, net loss per share applicable to common stockholders	31,609	34,697	32,668	35,258

Basic and diluted, net loss per share	$(0.08)	$(0.16)	$(0.72)	$(0.56)

5.     Comprehensive Loss

      The components of comprehensive loss, net of related income tax, for the three and nine months ended December 31, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(In thousands)
Net loss	$(2,676)	$(5,533)	$(23,389)	$(19,601)
Change in unrealized gain (loss) on securities	24	(222)	130	151

Comprehensive loss	$(2,652)	$(5,755)	$(23,259)	$(19,450)

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

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

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

      On October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal of the officers and directors without prejudice on October 9, 2002.

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

      On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the suit. Also on November 25, 2002, CSFB filed a motion to dismiss the case, on the grounds that the plaintiff lacks standing. This motion is currently scheduled to be heard on March 4, 2003.

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

7.     Restructuring

      For the nine months ended December 31, 2002, the Company recorded restructuring charges of approximately $1.8 million of which approximately $259,000 was accounted as cost of service revenues, $142,000 as research and development expense, $390,000 as sales and marketing expense, $720,000 as general and administrative expense and $248,000 of compensation expenses related to option acceleration of

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

terminated employees. For the nine month ended December 31, 2001, the Company recorded restructuring charges of approximately $1.4 million of which $189,000 was accounted as cost of services revenues, $287,000 as research and development expense, $359,000 as sales and marketing expense and $605,000 as general and administrative expense. For the three months ended December 31, 2002 and 2001, the Company had not incurred any restructuring charges.

      The restructuring charges were primarily for the severance and benefits paid to the terminated employees and settlements of contractual obligations resulting from our actions. During the nine months ended December 31, 2002, the Company terminated 59 employees (or 11% of its workforce as of March 31, 2002) globally, in the areas of administration, marketing, business development, engineering, sales, consulting and services support. The restructuring activities are expected to be completed in June 2003.

      As of December 31, 2002 and March 31, 2002, the balance of the reserve for restructuring was approximately $418,000 and $182,000, respectively, which was included in Other Accrued Liabilities in the accompanying condensed consolidated balance sheet and is summarized as follows:

Severance and Benefits:

(In thousands)
Accrual balance, March 31, 2002	$182
Payments for severance and other costs for the three months ended June 30, 2002	(161)

Accrual balance, June 30, 2002	21
Restructuring Charges for the three months ended September 30, 2002	1,758
Payments for severance and other costs for the three months ended September 30, 2002	(1,192)

Accrual balance, September 30, 2002	587
Payments for severance and other costs for the three months ended December 31, 2002	(169)

Accrual balance, December 31, 2002	$418

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

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

SFAS 142 for the three and nine months ended December 31, 2001 (unaudited in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	December 31, 2001	December 31, 2001

Reported net loss	$(5,533)	$(19,601)
Add back: Goodwill amortization	665	1,999

Adjusted net loss	$(4,868)	$(17,602)

Basic and diluted net loss per share:
Reported net loss	$(0.16)	$(0.56)
Add back: Goodwill amortization	0.02	0.06

Adjusted net loss	$(0.14)	$(0.50)

9.     Deferred revenues

      Deferred revenues of approximately $7.0 million and $12.0 million as of December 31, 2002 and March 31, 2002 represent cash received and amounts billed for services performed which is included as part of the Accounts Receivable balance at December 31, 2002 and March 31, 2002. This is summarized as follows:

	December 31,	March 31,
	2002	2002

	(In thousands)
Cash received from customers	$5,433	$7,374
Amounts billed in advance of services being performed	1,548	4,576

Deferred revenues	$6,981	$11,950

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

      During fiscal year 2002 the applicable accounting policy for reviewing goodwill for impairment was an undiscounted cash flow basis, a method allowed by SFAS 121, “Accounting for the Impairment of Long-

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Lived Assets and for Long-Lived Assets to be Disposed Of”. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

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

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103, and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The amount recorded to increase Service Revenues and Cost of Service Revenues was approximately $480,000 and $2.1 million for the three and nine months ended December 31, 2001, respectively. The Company’s adoption of Topic D-103 did not and will not affect the Company’s net loss in any past or future periods.

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

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company is required to adopt the interim disclosure provisions for financial reports in its fiscal quarter

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

ended March 30, 2003. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. During the normal course of business, the Company may enter into agreements where we indemnify a vendor in certain circumstances and as a result, the Company may incur legal fees, management time and administrative costs. Management is currently evaluating the effects of liability recognition, however management does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position, results of operations, or cash flows.

11.     Subsequent Events

Dividend Distribution of preferred stock purchase rights

      On February 4, 2003, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its Common Stock. Each Right will initially entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company, at an initial exercise price of $18.00, in the event the Rights become exercisable. In general, the Rights will become exercisable if a person or group becomes the beneficial owner of 15% or more of the outstanding Common Stock of the Company or announces a tender offer for 15% or more of the outstanding Common Stock. The Board of Directors will in general be entitled to redeem the Rights at $0.0001 per Right at any time before either of these events occur.

SELECTICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

MANAGEMENT’S DISCUSSION AND ANALYSIS

      In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis” and “Risks Related to Our Business.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the level of demand for Selectica’s products and services; the intensity of competition; the sales cycle; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to Selectica’s business, readers should refer to the section later in this report entitled “Risks Related to Our Business.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report and Selectica assumes no obligation to update these forward-looking statements.

Overview

      Selectica is a leading provider of Interactive selling system software and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Our suite of software products is a comprehensive Interactive Selling System solution that gives sellers the ability to manage the sales process in order to facilitate the conversion of prospective buyers into customers. Our Interactive Selling System solution allows companies to use the Internet platform to deploy a selling application to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs.

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

      For the three months ended December 31, 2002 and 2001, we recognized 65% and 47% of our licenses and services revenues under the completed contract method, 34% and 52% under the percentage-of-completion method, and 1% and 1% under the residual method, respectively. For the nine months ended December 31, 2002 and 2001, we recognized 51% and 26% of our revenues under the completed contract method, 44% and 67% of license and services revenues under the percentage-of-completion method, and 5% and 7% under the residual method, respectively.

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

      In accordance with this new accounting standard adopted on April 1, 2002, we stopped the periodic amortization of goodwill at the beginning of fiscal year 2003. Had amortization of goodwill been continued beyond April 1, 2002, we would have recognized an additional $664,000 and $2.0 million in amortization expense during the three months and nine months ended December 31, 2002.

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

     Restructuring

      As of December 31, 2002, we have the remaining balance of the accruals of $418,000 in connection with our restructuring plans. These accruals included estimates primarily pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes to these estimates, the actual costs may differ from the estimates.

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

     Factors Affecting Operating Results

      A relatively small number of customers accounted for a significant portion of our total revenues. For the three months ended December 31, 2002, revenue from Customer A accounted for 35% of our revenues. For the three months ended December 31, 2001, we did not have any customers which accounted for over 10% of our revenues. For the nine months ended December 31, 2002, revenue from Customers A and B accounted for 25% and 14% of our revenues, respectively. For the nine months ended December 31, 2001, we did not have any customers who accounted for over 10% of our revenues.

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

      We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of December 31, 2002, we had an accumulated deficit of approximately $142.8 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling System market. Due to the recent declines in the U.S. economy, particularly in the area of technology infrastructure investment, the uncertain prospects for recovery in either technology infrastructure spending or the broader economy and in an effort to achieve profitability, we underwent certain restructuring activities during the second and third quarters of the fiscal year of 2003. As a result of these restructuring activities, we reduced our headcount by 59 individuals globally or approximately 11% of our workforce as of March 31, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, we do not believe that historical growth rates are indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the results of the fourth quarter of fiscal year 2001, throughout fiscal year 2002, and the first three quarters of fiscal year 2003. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     Equity Transactions

      As a result of the repurchase of shares of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining outstanding shares owned by those employees representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue stock options related to the promissory notes each period, which may result in additional compensation in future quarters.

      During the three months ended December 31, 2002, due to a decline in fair market value of the common stock, the Company recorded a reduction in compensation expense related to stock issued in conjunction with promissory notes of approximately $178,000 of which approximately $55,000 was recorded as a reduction of cost of goods sold, $1,000 was recorded as a reduction of sales and marketing expense and $122,000 was recorded as a reduction of general and administrative expense. During the nine months ended December 31, 2002, the Company recorded a total compensation expense of approximately $51,000 related to variable accounting of which approximately $35,000 was included in cost of goods sold, $2,000 was included in sales and marketing expense and $14,000 was included in general and administrative expense.

      During the three months ended December 31, 2002, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $2.62 in the open market at a cost of approximately $3.3 million including brokerage fees. During the nine months ended December 31, 2002, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $11.6 million including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 5.3 million shares at the cost of approximately $17.9 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

Results of Operations

Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,

	2002	2001	Change	2002	2001	Change

	(In thousands, except percentages)
License	$2,691	$2,860	(6)%	$8,303	$12,898	(36)%
Percentage of total revenues	27%	26%		29%	36%
Services	$7,278	$7,965	(9)%	$20,712	$23,339	(11)%
Percentage of total revenues	73%	74%		71%	64%
Total revenues	$9,969	$10,825	(8)%	$29,015	$36,237	(20)%

      License. License revenues decreased 6% and 36% for the three and nine months ended December 31, 2002, respectively, as compared to the same periods in fiscal year 2002 due primarily to a decline in sales volume arising from the weak economic environment. The slowdown in the economy has caused a significant decrease in technology spending. We expect the economic slowdown to continue to adversely impact growth opportunities in our license business and license revenues to continue to fluctuate in future periods in absolute dollars and as a percentage of total revenues.

      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of-pocket reimbursements. The services revenues decreased 9% and 11% in the three and nine months ended December 31, 2002 as compared to the same periods in fiscal year 2002. The decrease was due primarily to the decline in license sales which resulted in a decrease in revenues from new customer implementations, maintenance and training that typically accompany the license of our products. During the three and nine months ended December 31, 2001, services revenues were reduced by amortization of approximately $125,000 and $375,000, for the fair value of the warrant issued to a significant customer in connection with a license and service agreement. We expect services revenues to continue to fluctuate in future periods in absolute dollars and as a percentage of total revenues.

      Overall, the total revenues for the three and nine months ended December 31, 2002 decreased 8% and 20%, respectively, as compared to the three and nine months ended December 31, 2001 due to the reasons explained above. Revenues consisted of 73% and 71% of services revenues for the three and nine months ended December 31, 2002 as compared to 74% and 64% for the same periods in fiscal year 2002. The increase in the percentage of service revenue of total revenue for the nine months ended December 31, 2002 as compared to the same period last year was primarily due to the increasing demand for the system integration and platform expansion from our existing customers. We expect the percentage of services and licenses revenues to continue to fluctuate from quarter-to-quarter basis. We believe that the future revenues will continue to fluctuate due to the changing number and size of new customers, the number of consulting projects and maintenance contracts, changes in the demand for Interactive Selling System software and general economic conditions.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,

	2002	2001	Change	2002	2001	Change

	(In thousands, except percentages)
Cost of license revenues	$194	$229	(15)%	$721	$742	(3)%
Percentage of license revenues	7%	8%		9%	6%
Cost of services revenues	$4,366	$6,328	(31)%	$14,379	$21,373	(33)%
Percentage of services revenues	60%	79%		69%	92%

      Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The decrease of 15% in cost of license revenues for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001 was due primarily to decreased license sales, which resulted in decreases in the amount of royalty fees associated with third-party software and other sales associated costs. While the absolute cost of license revenues have remained relatively constant for the three and nine months ended December 31, 2002 as compared to the periods in the prior year, there has been an increase of costs as a percentage of license revenues. This was due primarily to the fact that we have certain fixed costs that are not dependent upon sales volume.

      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The decrease of 31% and 33% in cost of services revenues for the three and nine months ended December 31, 2002 as compared to the three and nine months ended December 31, 2001 were due primarily to the restructuring activities in fiscal year 2002 which reduced the number of consultants, product support staff and training staff, and the adoption of SFAS 142. With the adoption of SFAS 142, we have ceased amortization of goodwill as of April 1, 2002. For the three months ended December 31, 2002, we amortized approximately $157,000 for deferred compensation expenses related to stock options which was offset by $55,000 for reduction in cost of goods sold for the compensation expenses related to variable accounting. For the three months ended December 31, 2001, we amortized approximately $208,000 for the deferred compensation expenses related to stock option and $281,000 for goodwill in connection with the Wakely Software acquisition, respectively. For the nine months ended December 31, 2002, we amortized approximately $502,000 for deferred compensation expenses related to stock options, $35,000 for compensation expenses related to variable accounting, $259,000 for restructuring charges and $231,000 for compensation expenses related to option acceleration. For the nine months ended December 31, 2001, we amortized approximately $622,000 for deferred compensation expenses related to stock options, $189,000 for restructuring charges and $843,000 for goodwill in connection with the Wakely Software acquisition, respectively. We continue to focus on improving our services margins, however there are a few active implementations related to older contracts with lower profit margins for which the costs have not been recognized. These projects, which have staggered milestones, may have a negative impact on our cost of services revenues in the next few quarters.

Expenses

	Three Months Ended			Nine Months Ended
	December 31,			December 31,

	2002	2001	Change	2002	2001	Change

	(In thousands, except percentages)
Research and development	$3,018	$3,494	(14)%	$9,963	$11,639	(14)%
Percentage of total revenues	30%	32%		34%	32%
Sales and marketing	$4,575	$5,753	(20)%	$14,944	$20,075	(26)%
Percentage of total revenues	46%	53%		52%	55%
General and administrative	$1,252	$1,743	(28)%	$4,862	$6,812	(29)%
Percentage of total revenues	13%	16%		17%	19%

      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. For the three months ended December 31, 2002 and 2001, the decrease of 14% was due primarily to our restructuring efforts. For the nine months ended December 31, 2002 and 2001, the decrease of 14% was due primarily to the fact that the development agreement entered into with a significant customer was fully amortized in fiscal year 2002 and our restructuring efforts. For the three months ended December 31, 2002, we recorded approximately $62,000 for amortization of deferred compensation expenses related to stock options. For the three months ended December 31, 2001, we recorded approximately $65,000 for deferred compensation expenses related to stock options and $19,000 for the development agreement entered into with a significant customer. For the nine months ended December 31, 2002, we recorded approximately $192,000 for amortization of deferred compensation expenses related to stock options and $142,000 for restructuring charges. For the nine months ended December 31, 2001, we recorded approximately $201,000 for deferred compensation expenses related to stock options, $1.1 million for the development agreement entered into with a significant customer, $287,000 for restructuring charges and $7,000 for compensation expenses related to option acceleration, respectively. We plan to reduce our investment in research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decreases of 20% and 26% in sales and marketing expenses for the three and nine months ended December 31, 2002 as compared to the three and nine months ended December 31, 2001 were due primarily to a reduction in spending on marketing programs and a decrease of sales commissions as a result of the decline of the sales volume. For the three months ended December 31, 2002, we recorded amortization expenses of approximately $134,000 for deferred compensation related to stock options. For the three months ended December 31, 2001, we recorded expenses of approximately $154,000 for deferred compensation related to stock options. For the nine months ended December 31, 2002, we recorded amortization expenses of approximately $424,000 for deferred compensation related to stock options, $390,000 for restructuring charges, $17,000 for compensation expenses related to option acceleration and $2,000 for compensation expenses related to variable accounting. For the nine months ended December 31, 2001, we recorded amortization expenses of approximately $576,000 for deferred compensation related to stock options, $359,000 for restructuring charges and $106,000 for compensation expenses related to option acceleration. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information system expenses. For the three months ended December 31, 2002 and 2001, the decrease of 28% was due primarily to the adoption of SFAS 142. With the adoption of SFAS 142, we have ceased amortization of goodwill as of April 1, 2002. For the nine months ended December 31, 2002 and 2001, the decrease of 29% was due primarily to the adoption of SFAS 142, our restructuring efforts and reduction of general spending. For the three months ended December 31, 2002, we amortized approximately $83,000 for deferred compensation expenses related to stock options offset by $122,000 for a reduction in compensation expenses related variable accounting. For the three months ended December 31, 2001, we amortized approximately $105,000 for deferred compensation expenses related to stock options and $383,000 for the amortization of goodwill in connection with the Wakely Software acquisition, respectively. For the nine months ended December 31, 2002, we amortized approximately $249,000 for deferred compensation expenses related to stock options, $720,000 for restructuring charges and $14,000 for compensation expenses related variable accounting, respectively. For the nine months ended December 31, 2001, we amortized approximately $318,000 for deferred compensation expenses related to stock options, $12,000 for compensation expenses related to option acceleration, $605,000 for restructuring charges and $1.2 million for the amortization of goodwill in connection with the Wakely Software acquisition. We plan to reduce our general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Interest and Other Income, Net

      Interest and other income, net, consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. Interest and other income, net, totaled approximately $760,000 and $2.4 million for the three and nine months ended December 31, 2002 as compared to interest income of approximately $1.3 million and $5.0 million, respectively, for the same periods in fiscal year 2002. The decrease was due primarily to lower interest rates and the decrease of our investments due to these amounts being used for the operation of our business.

Provision for Income Taxes

      We did not record any tax provision for the three and nine months ended December 31, 2002 as compared to approximately $75,000 and $229,000 for the three and nine months ended December 31, 2001. The provision for income taxes consists solely of foreign taxes.

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

      During fiscal year 2002 the applicable accounting policy for reviewing goodwill for impairment was an undiscounted cash flow basis, a method allowed by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

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

      In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. In the past, the Company classified reimbursed out-of-pocket expenses as a reduction of cost of revenue. The Company was required to adopt this guidance effective January 1, 2002. The Company has complied with Topic D-103, and recorded reimbursable expenses as Services revenues and the corresponding Cost of services revenues. The Company’s financial results of operations for prior periods were reclassified to conform to the new presentation. The amount recorded to increase Service Revenues and Cost of Service Revenues was approximately $480,000 and $2.1 million for the three and nine months ended December 31, 2001, respectively. The Company’s adoption of Topic D-103 did not and will not affect the Company’s net loss in any past or future periods.

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

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company is required to adopt the interim disclosure provisions for financial reports in its fiscal quarter ended March 30, 2003. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. During the normal course of business, the Company may enter into agreements where we indemnify a vendor in certain circumstances and as a result, the Company may incur legal fees, management time and administrative costs. Management is currently evaluating the effects of liability recognition, however management does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position, results of operations, or cash flows.

Consolidated Balance Sheet Data

      Cash, cash equivalents, short-term and long-term investments were approximately $117.3 million at December 31, 2002 compared to $144.2 million at March 31, 2002. The decrease primarily related to approximately $14.9 million of cash used in operations, $11.6 million for stock repurchase in the open market and $1.3 million for capital expenditures partially offset by approximately $673,000 of proceeds from issuance of common stock during the nine months ended December 31, 2002. Accounts receivable, net, was approximately $7.3 million at December 31, 2002 as compared to $8.1 million at March 31, 2002. The decrease was due primarily to overall reduction in sales.

      Current liabilities were approximately $13.7 million at December 31, 2002 as compared to $19.9 million at March 31, 2002. The decrease was due primarily to our restructuring efforts, overall reduction in general spending and the decrease in the deferred revenues, which was a result of the decline in cash advances and amounts billed in advance of performing services or delivering product.

      Total stockholders’ equity was approximately $120.8 million at December 31, 2002 and approximately $153.4 million at March 31, 2002. The net decrease of approximately $32.6 million was due primarily to approximately $23.4 million of net loss by the Company for the current period and $11.6 million of stock repurchase in the open market partially offset by approximately, $673,000 of proceeds from issuance of common stock and $1.4 million for deferred compensation expenses.

Liquidity and Capital Resources

	December 31,	March 31,
	2002	2002	Change

	(In thousands, except percentages)
Working capital	$89,212	$117,734	(24)%
Cash, cash equivalents and short-term investments	$91,777	$126,813	(28)%

	Nine Months Ended
	December 31,

	2002	2001	Change

	(In thousands, except percentages)
Net cash used for operating activities	$(14,936)	$(10,380)	44%
Net cash provided by investing activities	$6,060	$10,358	(41)%
Net cash used for financing activities	$(10,939)	$(3,807)	187%

      We have funded our operations with proceeds from the private sale of common and preferred stock, and our initial public offering. The increase in net cash used in operating activities for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 was due primarily to the decline in both cash collected from accounts receivable and cash advance generated from deferred revenues in the current period.

      The decrease in net cash provided by investing activities was due primarily to a decline in proceeds or maturities of available-for-sale investments of approximately $3.1 million compared to the same period a year ago and $1.3 million for capital expenditures incurred during the nine months ended December 31, 2002.

      The increase in cash used in financing activities was due primarily to the repurchase of our common stock in the open market for $11.6 million during the nine months ended December 31, 2002 as compared to approximately $4.6 million for stock repurchase in the same period a year ago.

      During the three months ended December 31, 2002, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $2.62 in the open market at a cost of approximately $3.3 million including brokerage fees. During the nine months ended December 31, 2002, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $11.6 million including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 5.3 million shares at the cost of approximately $17.9 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

      We had no significant commitments for capital expenditures as of December 31, 2002. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

      For the nine months ended December 31, 2002, we did not enter into any contractual obligations or commercial commitments regarding the purchase of property, operating leases and letters of credit.

      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2002, the effects of the foreign currency fluctuations were immaterial.

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

      Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly in March 31, 2001 and June 30, 1999 due to the delay of milestone achievement of services under a particular contract. In addition, because of our limited number of customers, a small number of transactions could cause our revenues to change significantly from quarter to quarter, which may impact the expectations of public market analysts and investors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Because our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

      We may also experience seasonality in revenues. For example, in the quarter ended September 30, 2002, our bookings were significantly weaker than they had been in previous quarters. Because of the timing of our revenue recognition, this could impact a number of different quarterly results. In addition our quarterly results may fluctuate based upon our customers’ calendar year budgeting cycles. These seasonal variations may lead to fluctuations in our quarterly revenues and operating results.

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

      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $26.4 million, $49.9 million and $31.8 million for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. We have incurred net losses of approximately $23.4 million for the nine months ended December 31, 2002 and an accumulated deficit of approximately $142.8 million as of December 31, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

A continued decline in general economic conditions or a decrease in information technology spending could harm our results of operations.

      The change in economic conditions may lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our Interactive Selling System, but decide to delay or not to implement any configuration system. Companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justifies the expenses. A continuation of stagnation in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

Our lengthy sales cycle makes it difficult for us to forecast revenue and aggravates the variability of quarterly fluctuations, which could cause our stock price to decline.

      The sales cycle of our products has historically averaged between six and nine months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter and subsequent quarters could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business and operating results.

      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 54% and 32% of our revenues for the nine months ending December 31, 2002 and 2001, respectively, and our ten largest customers accounted for 66% and 51% of our revenues for the nine months ending December 31, 2002 and 2001, respectively. There was no significant customer who accounted for more than 10% of total revenues for the nine months ended December 31, 2001. Revenues from significant customers as a percentage of total revenues for the three and nine months ended December 31, 2002 are as follows:

Three Months Ended December 31, 2002
Customer A	35%
Nine Months Ended December 31, 2002
Customer A	25%
Customer B	14%

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

      The market for Interactive Selling System software, which has only recently begun to develop, is evolving rapidly. Because this market is relatively new, it is difficult to assess its competitive environment, growth rate and potential size. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.

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

      We were founded in June 1996 and have a limited operating history. We began marketing our suite of products in early 1997 and released ACE 5.0, the newest version of our software, in August 2001. Our business model is still emerging, and the revenue and income potential of our business and market are unproven. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Interactive Selling Systems.

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

      On October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal of the officers and directors without prejudice on October 9, 2002.

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

      On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the suit. Also on November 25, 2002, CSFB filed a motion to dismiss the case, on the grounds that the plaintiff lacks standing. This motion is currently scheduled to be heard on March 4, 2003.

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

If we are unable to maintain our direct sales force, sales of our products and services may not meet our expectations and our business and operating results will be significantly harmed.

      We depend on our direct sales force for all of our current sales and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services and our results of operation could be significantly harmed.

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

      Although services revenues, which are primarily comprised of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 71% and 64% of total revenues for the nine months ended December 31, 2002 and 2001 respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 31% and 9% for the nine months ended December 31, 2002 and 2001, respectively, compared to gross margins for license revenues of 91% and 94% for the nine months ended December 31, 2002 and 2001.

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

      We conduct development, quality assurance and professional services operations in India. As of December 31, 2002, there were 227 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

      Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. From time to time, we receive correspondence from patent holders recommending that we licensed their patents. After review of these patents, we have informed these patent holders that in our opinion, it would not be necessary to license these patents. However, we may be required to license such patents or incur legal fees to defend our position that such licenses are not necessary. We cannot assure you that if required to do so, we would be able to obtain a license to use either patent on commercially reasonable terms, or at all.

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

      We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $8.9 million in net deferred compensation charges. During the three months ended December 31, 2002 and 2001, we amortized approximately $436,000 and $532,000 million of such charges, respectively. For the nine months ended December 31, 2002 and 2001, we amortized approximately $1.4 million and $1.7 million of such charges, respectively. We expect to amortize approximately $1.9 million of stock-based compensation for the fiscal year ending March 31, 2003 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value.

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

      During the three months ended December 31, 2002, due to a decline in fair market value of the common stock, the Company recorded a reduction in compensation expense related to stock issued in conjunction with promissory notes of approximately $178,000 of which approximately $55,000 was recorded as a reduction of cost of goods sold, $1,000 was recorded as a reduction of sales and marketing expense and $122,000 was recorded as a reduction of general and administrative expense. During the nine months ended December 31, 2002, the Company recorded a total compensation expense of approximately $51,000 related to variable accounting of which approximately $35,000 was included in cost of goods sold, $2,000 was included in sales and marketing expense and $14,000 was included in general and administrative expense.

Our operating results could be adversely affected by impairment of goodwill and other indefinite lived intangible assets.

      We accounted for the acquisition of Wakely Software Inc. as a purchase for accounting purposes and allocated approximately $13.1 million to identify intangible assets and goodwill. These assets were being amortized over a period of three to seven years. We also expensed approximately $1.9 million of in-process research and development at the time of acquisition. See Note 8 of the Notes to Consolidated Financial Statements for the year ended March 31, 2002, Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2001 and Note 10 of the Notes to Consolidated Financial Statements for the year ended March 31, 2000. In August 2001, the Financial Accounting Standards Board (FASB) issued Statements on Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement did not have a significant impact on our financial condition or operating results.

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

      Our common stock has recently traded on the Nasdaq National Market at a significant discount to the cash value of our common stock. As a result, we have from time to time received, and may in the future receive, solicitations from third parties offering to purchase the company for the market value of our common stock. We believe that these offers may be being made to arbitrage the difference between the market price and the cash value of our common stock and are not in the best interests of our stockholders. Although we have not received any indication that any third party intends to make a hostile offer for our common stock, any significant differential between the market value and the cash value of our common stock may make such activities more likely. If we were to receive a hostile offer for our common stock, the company may be required to incur significant costs to respond which could have a negative effect on our business and financial results. If successful in causing a change in control, such an offer could result our stockholders receiving less than what we believe to be the fair value of our common stock. Although the company has certain anti-takeover protections in place to try to prevent this result, such as a classified board and a shareholder rights plan, such protections may not be sufficient to protect shareholder value.

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

Changes to accounting standards and financial reporting requirements, may affect our financial results.

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

      We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. A hypothetical 50 basis point increase in interest rates would result in an approximate $189,000 (less than 0.18%) in the fair value of our available-for-sale securities. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2002.

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

  (a) Evaluation of disclosure controls and procedures. Within the ninety-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of February 14, 2003.

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

      On October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal of the officers and directors without prejudice on October 9, 2002.

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

      On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the suit. Also on November 25, 2002, CSFB filed a motion to dismiss the case, on the grounds that the plaintiff lacks standing. This motion is currently scheduled to be heard on March 4, 2003.

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

      (a) Modification of Constituent Instruments

           Not applicable

      (b)     Change in Rights

           Not applicable

      (c)     Issuances of Securities

           Not applicable

      (d)     Use of Proceeds

           Not applicable

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      A.     Exhibits

Exhibit 10.1	Employment Agreement between Sanjay Mittal and Selectica, Inc.
Exhibit 10.2	Notice of Stock Option Grant to Sanjay Mittal
Exhibit 10.3	Employment Agreement between Stephen Bennion and Selectica, Inc.
Exhibit 10.4	Notice of Stock Option Grant to Stephen Bennion
Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.     Reports on Form 8-K

           None

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SELECTICA, INC.

By:	/s/STEPHEN R. BENNION

Stephen R. Bennion
Chief Financial Officer and Secretary

Date: February 14, 2003

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

/s/ SANJAY MITTAL

Sanjay Mittal
Chief Executive Officer

Date: February 14, 2003

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

/s/ STEPHEN R. BENNION

Stephen R. Bennion
Chief Financial Officer

Date: February 14, 2003

EXHIBIT INDEX

Exhibit 10.1	Employment Agreement between Sanjay Mittal and Selectica, Inc.
Exhibit 10.2	Notice of Stock Option Grant to Sanjay Mittal
Exhibit 10.3	Employment Agreement between Stephen Bennion and Selectica, Inc.
Exhibit 10.4	Notice of Stock Option Grant to Stephen Bennion
Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.