Form 10-K
period 2003-03-31
SELECTICA INC
filed 2003-06-30
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant was $56,541,969 based upon the closing price on the NASDAQ on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2002).

      The number of shares outstanding of the registrant’s common stock as of May 31, 2003 was 31,008,449.

Documents Incorporated by Reference

      Part III — Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s Annual Meeting of Stockholders to be held on September 18, 2003.

PART I
Item 1. Business
Item 2. Properties
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
EXHIBIT 3.2
EXHIBIT 3.3
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

SELECTICA, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL Year Ended
MARCH 31, 2003

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2003. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I

Item 1.	Business

BUSINESS OVERVIEW

      Selectica is a leading provider of Interactive Selling Solutions software (ISS) that enables enterprises to reduce costs and enhance revenue from complex product and services offerings. Our solutions unify customers’ business processes to correctly configure, price, and quote offerings across multiple distribution channels. As a result, we help improve profitability by reducing process costs, optimizing pricing, eliminating rework and concessions, and avoiding high-risk business. Businesses that deploy ISS are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our Interactive Selling Solutions have been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s ISS has demonstrated an ability to increase productivity, improve order accuracy, boost return on investment and establish and maintain a competitive advantage. Selectica’s customers represent manufacturing and service leaders including: ABB, Aetna, Blue Cross Blue Shield of Michigan, BMW of North America, British Telecom, Cisco, Dell, General Electric, Fireman’s Fund Insurance Company, Hitachi, IBM, Mitel, Rockwell Automation and Tellabs.

Industry Background

Evolution of Electronic Commerce

      The Internet is transforming the business environment by increasing competition and enabling the development of new business models. Individuals, businesses and other organizations are using the Internet as a platform to communicate, collaborate, access information and conduct business with greater speed, efficiency and accuracy. As a result, business-to-business, business-to-consumer and business-to-employee interactions are being fundamentally altered. In order to remain competitive, companies must find innovative new ways to sell, increase efficiencies in the sales cycle and deliver greater customer satisfaction. The Internet has become an established channel for companies to market and sell their products and services. At the outset, electronic commerce transactions were simple purchases of products such as books, compact discs, stocks and toys. At this stage, the Internet has become a platform for selling a wide variety of products and services. We believe, however, that a core requirement for companies engaging in electronic commerce will be driven by their ability to quickly and efficiently complete complex transactions involving multiple features, options or involving custom pricing or service options.

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

The Internet as an Emerging Platform for Business Applications

      In addition to fueling the growth of electronic commerce, the Internet has become a technology platform for business application deployment. Historically, companies seeking to improve their operations have implemented applications such as enterprise resource planning (ERP), customer relationship management (CRM) or sales force automation (SFA) software based on client-server architectures that require a significant part of the application to be loaded on every user’s computer. With the emergence of the Internet platform, companies have more broadly and cost-effectively deployed business applications to customers, partners and employees and made the most current application and information immediately available on Internet-enabled devices. We believe that a selling application based on the Internet platform offers significant advantages over one based on traditional client-server architectures. These advantages include the ability to be deployed on a broad range of browser-enabled devices, as well as easier integration with other Internet-based applications and legacy systems, including those running on relational database management systems (RDBMS).

Limitations of Existing Solutions

      Until recently, businesses have generally attempted to address the challenges of complexity in the selling process by building in-house solutions. These solutions often require significant up-front development costs and lengthy deployment periods. Furthermore, due to the rapid pace of change in products and business processes, companies often find it difficult and expensive to maintain these systems and integrate new functionality and technologies. As a result, businesses have sought to implement third-party packaged applications.

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

      We believe that there is a significant opportunity for an Interactive Selling Solutions that leverages the Internet platform to enable companies to efficiently sell complex products and services using a broad range of Internet-enabled devices.

Selectica Solutions

      Selectica’s comprehensive Interactive Selling Solution (ISS) is designed to enable enterprises to easily develop and rapidly deploy an Internet sales channel that interactively assists their customers, partners and employees through the selection, configuration, pricing, quoting and fulfillment processes. Our Interactive Selling Solutions allow companies to use the Internet platform to deploy a selling application to many points of contact including personal computers, in-store kiosks and mobile devices, such as personal digital assistants (PDAs) and cellular phones, while offering customers, partners and employees an interface customized to meet their specific needs. Our products are built using Java technology and utilizes a unique business logic engine (KnowledgeBase), repository, and a multi-threaded architecture. This design enables the core of our solutions, the Configurator server, to reduce the amount of memory used to support new user sessions and to rapidly deploy without custom programming, a cost-effective, robust and highly scalable, Internet-enhanced sales channel.

      Selectica has focused considerable effort and attention on the eInsurance market in recent months. We have developed a suite of prefabricated, customizable solutions that enable small to large-sized businesses to quickly implement the ISS component or components that best match their resources and requirements. Selectica’s eInsurance suite, which consists of the eQuoting, eEnrollment and eAnalysis applications, allows carriers to automate quoting, enrollment and analysis functions to create a seamless, fully integrated pricing, sales and information management solution. Selectica’s eQuoting application allows for standardized quoting and rating across the enterprise and enables both automated and manual leads management and assignment based on predefined business rules. eEnrollment features self-service enrollment, dependent member information capture, guided plan selection and health conditions survey. eAnalysis helps to efficiently use finite underwriting resources by assigning priority renewal cases to the most experienced underwriters. In addition, the application’s experienced rating methodologies help companies to use claims data to more accurately price renewal cases. Some of Selectica’s current eInsurance customers include Blue Cross Blue Shield of Michigan and Fireman’s Fund Insurance Company.

      Some of the major design benefits of our Interactive Selling Solutions deployed across all industries are described below:

Provides Comprehensive Solution

      Our products provide the functionality for Internet selling in a single comprehensive solution. Our Interactive Selling Solutions have been developed with an open architecture that leverages data in existing enterprise applications, such as ERP systems, to provide an application that is both easy to develop and deploy.

Opportunity for Increased Sales

      We enable sellers of complex products and services to reach and sell to additional customers by enabling them to use the Internet as an effective sales channel. Our Interactive Selling Solutions are designed for the Internet platform and both provide scalability and allow companies to sell over a broad range of Internet-enabled devices, including devices with limited processing power, such as mobile devices.

Shorten Sales Cycle

      Generally, in a traditional sales environment for complex products and services, prospective buyers repeatedly interact with a seller’s sales force to determine an appropriate configuration and pricing. Our software is designed to enable companies to reduce the time required to convert interested prospects into customers in several ways. The advantages of this software include:

•	providing comprehensive product information to the customer or sales person at the point of sale without requiring interaction with product experts; and

•	automating the pricing and configuration of complex products and services, thereby providing customers with accurate, real-time information.

Improves Efficiency of the Indirect Sales Channel

      Using our Interactive Selling Solutions, companies can enable their channel partners, such as distributors and resellers, to access their selling tools and product information. This allows distributors and resellers to effectively sell complex products and services with less support from the company. It also improves order accuracy, which results in greater efficiency and increased customer satisfaction.

Opportunity for Greater Revenue per Customer

      Sellers can use our Interactive Selling Solutions to perform real-time analysis and optimization to identify cross-selling and up-selling opportunities. For example, a prospective buyer of a computer may be prompted to consider additional features such as increased memory, or complementary products such as a printer, based on specific selections made. In addition, by enabling companies to build an easy-to-use selling channel that is always available to their customers, we provide companies with the opportunity to capture a greater percentage of their customers’ business.

Allows Selling Process to Support Key Business Goals

      Our software also helps companies ensure that all orders conform to specific criteria. For example, if a company had a minimum gross margin requirement for a given product, our solution could ensure that the features and options chosen will result in a product that meets the company’s margin objectives. Selectica’s platform also improves inventory management. For example, the ISS applications can automatically promote the sale of a product for which there is excess inventory.

Enhances Customer Relations

      Our software enables a seller of complex products and services to present each customer with different options based upon the customer’s specified needs. This customization of the selling process actively engages the customer in the decision-making process. Selectica’s platform also ensures that customers arrive at a product configuration that meets the business and manufacturing guidelines of the company. We believe that ISS’s functionality enhances customer loyalty and satisfaction, which may result in increased sales.

Rapid Deployment and Reduced Costs of Ownership

      An effective selling system requires the user to build a KnowledgeBase that captures all product configurations and selling rules. Our configuration platform allows users to build, tailor and maintain their KnowledgeBase without custom programming. This enables our customers to rapidly deploy the software. It also reduces the need for expensive technical specialists and programmers to maintain and enhance their businesses’ Interactive Selling Solutions.

Selectica Products

      The following table provides a list of our products and a brief description of the features and benefits to our customers.

Product	Features	Benefits

1. Selectica Configuration Platform	Configuration engine	Enables customized, one-to-one selling on the Internet
	Highly scalable Internet-architecture	Designed to support millions of simultaneous users by simply installing more servers
	Java-based	Platform independence
	Supports open standard integration interfaces	Integrates with other web-based applications and legacy systems
	Dynamic information update	Ability to update product information without stopping selling process
	Easy-to-use, dynamically generated interface	Maximizes sales force productivity by reducing sales training time
	Supports devices with limited processing power	Ability to be deployed on a broad range of devices
	HTML-based client	Designed to run on any device with a standard web browser
2. Selectica Pricer	Allows users to manage sophisticated pricing logic across the enterprise	Accelerates the introduction of new pricing schemes
3. Selectica Mobile	Complete stand-alone selling system that runs on laptop computers	Enables mobile users to access our solution with the same user interface as a connected system
	Automatically synchronizes KnowledgeBases and quotes	Enables updated product and pricing information and orders
	Provides comprehensive ISS functionality on mobile platforms using the same unmatched performance and reliability as the Selectica Configurator	Reduces time and inconsistency
4. Selectica Application Data Manager (ADM)	Enables rapid updates of product, pricing and service data; anytime (24x7 accessibility), anywhere	Improved responsiveness to changing market conditions
	Easy-to-use interface provides a consolidated view of corporate data repositories	Enables users to maintain and manage product and service information with the ability to add, modify and delete product, pricing and service information without IT intervention
5. Selectica Quoter	Central server and storage facility for customer orders, configurations and pricing information	Enables users to generate, save and revise quotes online.
	Provides easy access from remote devices to quote archives	Enables accurate quotes and orders

Product	Features	Benefits

6. Selectica Studio	Models, tests and debugs ISS applications using a single tool	Simplifies development process
	Graphical KnowledgeBase and user interface development tools	Enables application deployment and maintenance by non-technical personnel
7. Selectica Analyst	Analyzes business data by collecting data from Selectica applications servers and transforms it to facilitate fine- grained marketing analysis	Enables enterprises to measure, monitor and increase the effectiveness of their Selectica application and universally share reports
8. Selectica Repository	Database that stores KnowledgeBase in readable, queryable format	Provides distributed team development of KnowledgeBases for easy development and maintenance
9. Selectica Connector	Out-of-the box integration to other enterprises applications including Oracle , Siebel, and SAP R/3.	Enables easy integration and reduces costs and deployment time
Ability to link selling with order execution
eInsurance Suite:
1. Selectica eQuoting	Standardizes insurance quoting and rating for all group products	Improve reaction time to changing business conditions with single source product and rating maintenance
	Quick routing and workflow management	Increase efficiencies through enterprise- wide quote sharing, batch renewal processing and quoting and group activity reports
2. Selectica eEnrollment	Self-service enrollment and dependent member information capture	Eliminates redundant data entry
	Automates initial group set-up; integrates with legacy administrative systems	Ensures consistent member information enterprise-wide
3. Selectica eAnalysis	Automates the renewal rating and underwriting process for experience-rated mid and large group health insurance businesses	Improves pricing decisions lower carriers’ medical loss ratio and reduces renewal cost and cycle time

Selectica’s Technology

      We have developed an innovative architecture for creating a personalized, intuitive, interactive and scalable Interactive Selling Solutions that includes selection, configuration, pricing, quoting and fulfillment processes. The four key technological advantages of our Interactive Selling Solutions include:

•	declarative constraint engine;

•	integrated modeling environment;

•	multi-threaded server; and

•	scalable, thin-client architecture.

Declarative constraint engine

      Many existing configurators are custom programs that were written specifically for the product or family of products being configured. This means both the configuration logic and the data describing product attributes are combined in a single computer program that requires significant reprogramming to reflect simple product changes. In contrast, our Interactive Selling Solutions utilize a constraint-based engine that is separate from the data describing the product attributes. This allows businesses to easily create and modify the KnowledgeBase to reflect product changes utilizing our integrated modeling environment, thereby eliminating the need for expensive programming teams.

      Our engine, written in Java, is easily deployed on various operating platforms. The use of Java allows us to support a range of deployment environments, ranging from Java applications in a notebook computer to server generated browser-readable pages, with the same engine and the same KnowledgeBase.

Integrated modeling environment

      We have developed an integrated modeling environment that allows our customers to easily create a sophisticated Interactive Selling Solution without any programming. Our Interactive Selling Solutions utilize drag-and-drop tools that enable sales and marketing personnel, rather than expensive programmers, to maintain and enhance their businesses’ Interactive Selling Solution. Using these drag-and-drop tools, businesses can:

•	easily create and update KnowledgeBases containing product attributes;

•	create HTML-based graphical user interface, or GUI, applications;

•	test the application interactively as the application is being built and conduct batch order checks;

•	verify the semantics of the KnowledgeBase and identify some semantic errors; and

•	create flexible models from individual models.

Multi-threaded server

      We have a highly scalable server architecture for deploying our customers’ applications. The n-tier architecture, an architecture that enables multiple servers to run at the same time, allows us to support a range of configurations from a single configurator serverto several configurator servers managed via a single manager running on an HTTP server or another server. Manager can manage a single server running configurator or multiple servers all running configurator. Our multi-threaded technologies enhance the performance for each buyer session because each session state is preserved as the buyer makes subsequent selections. Furthermore, configurator can support a large number of concurrent user sessions because the engine uses a small amount of memory for each incremental user session.

Scalable thin-client architecture

      Our software, employing a thin-client architecture, supports an Internet computing model enabling users to access an ISS with any industry-standard browser. This enables access to the ISS for users on a broad range of Internet-enabled devices. Our configurator servers use our engine to process user requests from an HTML session, using the KnowledgeBase and legacy data as needed. This approach can enforce rules, eliminate incorrect choices and make calculations or suggest choices by generating the next HTML screen dynamically. Our servers can also be accessed by custom applications using our thin-client application programming interfaces. Our configurator can communicate with our Selectica Quoter or one or more database servers from other vendors, and other enterprise resources, including legacy resources using our Connector products.

COMPETITION

      Although we are a leading provider of Interactive Selling Solutions and services, the market for software products that enable electronic commerce is intensely competitive, and we expect competition in the

Interactive Selling Solutions and services market to increase substantially. We encounter competition from a number of different sources, including in-house and customized Internet-development companies, companies focused on Interactive Selling Solutions and other enterprise software companies. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include Oracle Corporation, SAP and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of Interactive Selling Solutions. Our competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

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

OPERATIONS

Sales and Marketing

      Our sales and marketing objective is to achieve broad penetration within our vertical markets through targeted sales and increased brand name recognition. As of March 31, 2003, our sales and marketing team consisted of 71 persons, with sales and field support personnel in Arizona, California, Florida, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, Ohio, Oregon, Texas, Washington, Canada, Germany, India, Japan, Sweden and the United Kingdom. We had 28 sales and marketing personnel located in San Jose, California.

      We sell our products and services primarily through a direct sales force supported by telesales, system engineering and integration support. We believe that the integration of these support networks assists in both the establishment and enhancement of customer relationships. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience.

      Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.

Professional Services

Consulting Services

      We maintain a highly qualified and experienced professional services organization to deliver quality Interactive Selling Solutions. Our professional services organization offers a broad range of services through its consulting, customer education and technical support groups. These services include product education, presales prototype development, training seminars, product implementation, application development, customization, integration and a full range of education and technical support. This organization is also responsible for training our partners to provide professional services and technical support to our customers. The professional services organization consisted of 159 people as of March 31, 2003. Because significant portions of Interactive Selling Solutions implementations can be performed away from the customer’s site, we have the flexibility of being able to provide services from either our U.S. or India-based operations.

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

Research and Development

      To date we have invested substantial resources in research and development. At March 31, 2003, we had approximately 181 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing.

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

Intellectual Property and Other Proprietary Rights

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents in U.S. In addition, we have two trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community and we have applied to register another two trademarks in the United States. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

      Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. From time to time, we receive correspondence from patent holders recommending that we license their patents. After reviewing these patents, we have informed these patent holders that it would not be necessary to license these patents. However, we may be required to license such patents or incur legal fees to defend our position that such licenses are not necessary. We cannot assure you that if required to do so, we would be able to obtain a license to use either patent on commercially reasonable terms, or at all.

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

EMPLOYEES

      At March 31, 2003, we had a total of 456 employees, of whom 235 were located in India. Of the total 340 were in engineering, consulting and research and development, 71 were engaged in sales, marketing and business development and 45 were in administration and finance. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

AVAILABLE INFORMATION

      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Selectica, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.selectica.com.

Item 2.	Properties

Facilities

      United States. Our principal administrative, sales, marketing, consulting, and research and development facility occupies approximately 80,000 square feet of office space in San Jose, California. The lease extends through November 2009.

      India. We have owned and leased offices in Pune and Chennai primarily for consulting and quality assurance. These facilities occupy approximately 22,000 and 25,000 square feet respectively. The lease for the office in Chennai extends through May 2009.

      We believe the office space in these facilities will be adequate to meet our needs.

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

      On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed and the Court heard oral argument. Prior to the ruling on the motion to dismiss, on October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal of the officers and directors without prejudice on October 9, 2002. The court rendered its decision on the motion to dismiss on February 19, 2003, denying dismissal of the Company.

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

      On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the suit. Also on November 25, 2002, CSFB filed a motion to dismiss the case, on the grounds that the plaintiff lacks standing. That motion was heard on March 4, 2003, and on March 18, 2003 the Court issued an Order sustaining the motion but granting plaintiff 30 days to file an amended complaint.

      On April 18, 2003, the plaintiff filed a second amended complaint. This complaint adds new allegations as to standing, and also alleges certain additional facts supporting the various causes of action against the defendants. Specifically, plaintiff’s new complaint alleges that CSFB offered and provided, and the individual defendants accepted, improper “gratuities” in the form of allocations of IPO stocks of other companies, in order to influence the selection of CSFB as the underwriter of the Company’s IPO.

      On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections.

      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

RISKS RELATED TO OUR BUSINESS

      Set forth below and elsewhere in this annual report and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.

We have a history of losses and expect to continue to incur net losses in the near-term.

      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $29.7 million, $26.4 million and $49.9 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We had an accumulated deficit of approximately $149.1 million as of March 31, 2003. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

      Our quarterly revenues may fluctuate as a result of our ability to recognize revenue in a given quarter. We enter into arrangements for the sale of (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; and (3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

      For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

      In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination we focus on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building of the interface and uniqueness of the application, (4) the degree of involvement of customer personnel, and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. We also consider the likelihood of refunds, forfeitures and concessions when determining the significance of such services.

      In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

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

      For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

      Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

      In accordance with Statement of Position 97-2, “Software Revenue Recognition,” vendor-specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

      Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, on these separate occasions, our services and license revenues declined significantly in March 31, 2003, March 31, 2001 and June 30, 1999 due to the delays of milestone achievement of services and customer acceptance under a particular contract. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Because expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

If our bookings do not improve, our results of operations could be significantly harmed.

      In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. In recent months, the number and value of our bookings has continued to decrease significantly. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods which could significantly harm our business and operating results.

A continued decline in general economic conditions or a decrease in information technology spending could harm our results of operations.

      The change in economic conditions may lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our Interactive Selling Solutions, but decide to delay or not to implement any configuration system. Many companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justifies the expenses. A continuation of stagnation in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

Developments in the market for Interactive Selling Solutions may harm our operating results, which could cause a decline in the price of our common stock.

      The market for Interactive Selling Solutions, which has only recently begun to develop, is evolving rapidly. Because this market is relatively new, it is difficult to assess its competitive environment, growth rate and potential size. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.

      The relative youth of the market poses a number of concerns. The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates and a sufficiently broad base of companies may not adopt Internet platform-based business applications. The decrease in technology infrastructure spending may reduce the size of the market for Interactive Selling Solutions and other server based products. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for Interactive Selling Solutions is slow to develop, or if our customers purchase more fully integrated products, it would significantly harm our business and operating results.

Our limited operating history and the fact that we operate in a new and evolving industry makes evaluating our business prospects and results of operations difficult.

      We were founded in June 1996 and have a limited operating history. We began marketing our products in early 1997 and released ACE 6.0 in March 2003. The revenue and income potential of our business and market are uncertain. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. Our revenue is dependent on our ability to enter into significant software license transactions with new and existing customers. Our success depends on gaining new customers and maintaining relationships with our existing customers. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Interactive Selling Solutions.

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

      The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include, Oracle Corporation, SAP and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of Interactive Selling Solutions.

      Our competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future. Competitors vary in size and in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors including the comprehensiveness of our solution, our use of Java technology and our multi-threaded architecture, some of our competitors and potential competitors have significant advantages over us, including:

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

      Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, Linux, and Microsoft Windows 2000 Operating Systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Interactive Selling Solutions technology is complex and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

      On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed and the Court heard oral argument. Prior to the ruling on the motion to dismiss, on October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal of the officers and directors without prejudice on October 9, 2002. The court rendered its decision on the motion to dismiss on February 19, 2003, denying dismissal of the Company.

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

      On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the suit. Also on November 25, 2002, CSFB filed a motion to dismiss the case, on the grounds that the plaintiff lacks standing. That motion was heard on March 4, 2003, and on March 18, 2003 the Court issued an Order sustaining the motion but granting plaintiff 30 days to file an amended complaint.

      On April 18, 2003, the plaintiff filed a second amended complaint. This complaint adds new allegations as to standing, and also alleges certain additional facts supporting the various causes of action against the defendants. Specifically, plaintiff’s new complaint alleges that CSFB offered and provided, and the individual defendants accepted, improper “gratuities” in the form of allocations of IPO stocks of other companies, in order to influence the selection of CSFB as the underwriter of the Company’s IPO.

      On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections.

      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth

      The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and intends to contest them vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. The shareholder derivative litigation is also in its preliminary stages. At a minimum, the class action litigation as well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business and operating results.

      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 53%, 32% and 55% of our revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, and our ten largest customers accounted for 65%, 50% and 67% of our revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

Fiscal Year ended March 31, 2003
Customer A	25%
Customer B	14%
Fiscal Year ended March 31, 2002
Customer B	11%
Fiscal Year ended March 31, 2001
Customer D	17%
Customer E	16%
Customer F	14%

      We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. Contracts with our customers can generally be terminated on short notice by the customer. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed.

Our failure to meet customer expectations on deployment of our products could result in negative publicity and reduced sales, both of which would significantly harm our business and operating results.

      In the past, our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Our Interactive Selling Solutions rely on defining a KnowledgeBase that must contain all of the information about the products and services being configured. We have found that extracting the information necessary to construct a KnowledgeBase can be more time consuming than we or our customers anticipate. If our customers do not devote the resources necessary to create the KnowledgeBase, the deployment of our products can be delayed. Deploying our products can also involve time-consuming integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

If we are unable to maintain our direct sales force, sales of our products and services may not meet our expectations and our business and operating results will be significantly harmed.

      We depend on our direct sales force for all of our current sales and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services and our results of operation could be significantly harmed. We have recently had a high rate or turnover in our executive sales positions. If our sales management fails to successfully integrate into the company or improve the performance of the sales personnel, it could have a material adverse on our business.

If we are unable manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.

      We need to better manage our professional services organization to assist our customers with implementation and maintenance of our products. Because professional services have been expensive to provide, we must improve the management of our professional services organizations to improve our results of operations. Improving the efficiency of our consulting services is dependent upon attracting and retaining experienced project managers. In addition, because of market conditions, there is additional downward pressure on the pricing of services projects which makes it increasingly difficult to improve operating margins.

      Although services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 71%, 65% and 57% of total revenues for the years ended March 31, 2003, 2002 and 2001, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 27%, 6% and 9% for the years ended March 31, 2003, 2002 and 2001, respectively, compared to gross margins for license revenues of 88%, 94% and 94% for the respective periods.

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

      Complex software products such as ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered defects in our products and provided product updates to our customers to address such defects. Our products and other future products may contain defects or errors, which could result in lost revenues, a delay in market acceptance or negative publicity, each which would significantly harm our business and operating results.

The loss of any of our key personnel would harm our competitiveness because of the time and effort that we would have to expend to replace such personnel.

      We believe that our success will depend on the continued employment of our management team and key technical personnel, none of whom, except Dr. Sanjay Mittal, our President, Chairman and Chief Executive Officer, and Stephen Bennion, our Chief Financial Officer, has an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace. Consequently, our ability to manage day-to-day operations, including our operations in Pune and Chennai, India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

A substantial portion of our operations are conducted by India-based personnel, and any change in the political and economic conditions of India or in immigration policies, that adversely affects our ability to conduct our operations in India could significantly harm our business.

      We conduct development, quality assurance and professional services operations in India. As of March 31, 2003, there were 235 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents in U.S. In addition, we have two trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community and we have also applied to register another two trademarks in the United States. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

Any acquisitions that we may make could disrupt our business and harm our operating results.

      We may acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization expenses related to other intangible assets; or

•	incur large and immediate write-offs.

      These investments, acquisitions or joint ventures also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of managements’ attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	potential loss of key employees, particularly those of the acquired organizations; and

•	reliance to our disadvantage on the judgment and decisions of third parties and lack of control over the operations of a joint venture partner.

      Any acquisition or joint venture may cause our financial results to suffer as a result of these risks.

If we are subject to intellectual property litigation, we may incur substantial costs, which would harm our operating results.

      Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. From time to time, we receive correspondence from patent holders recommending that we license their patents. After reviewing these patents, we have informed these patent holders that it would not be necessary to license these patents. However, we may be required to license such patents or incur legal fees to defend our position that such licenses are not necessary. We cannot assure you that if required to do so, we would be able to obtain a license to use either patent on commercially reasonable terms, or at all.

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

      In the event of a successful claim of infringement against us and our failure or inability to license the infringed intellectual property on reasonable terms or license a substitute intellectual property or redesign our product to avoid infringement, our business and operating results would be significantly harmed. If we are forced to abandon use of our trademark, we may be forced to change our name and incur substantial expenses to build a new brand, which would significantly harm our business.

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

Our results of operations will be harmed by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.

      We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $10.1 million in net deferred compensation charges. During the years ended March 31, 2003, 2002 and 2001, we amortized approximately $2.1 million, $2.4 million and $4.3 million of such charges which included the compensation expenses related to option acceleration and variable accounting, respectively. We expect to amortize approximately $1.2 million compensation for the fiscal year ending March 31, 2004 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value and for charges related to variable plan accounting.

      Due to the repurchase of our common stock from certain key employees during the year ended March 31, 2002, the remaining outstanding shares of our common stock which were purchased with full recourse promissory notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. During the year ended March 31, 2003, the Company recorded a total compensation expense of approximately $7,000 of which approximately $2,000 was recorded as cost of goods sold and $5,000 as general and administrative expense. During the year ended March 31, 2002, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was recorded as cost of goods sold and approximately $33,000 was recorded as general and administrative expense.

Our operating results could be adversely affected by impairment of goodwill and other indefinite lived intangible assets

      We accounted for the acquisition of Wakely Software Inc. as a purchase for accounting purposes and allocated approximately $13.1 million to identify intangible assets and goodwill. These assets were being amortized over a period of three to seven years. We also expensed approximately $1.9 million of in-process research and development at the time of acquisition. See Note 10 of the Notes to Consolidated Financial Statements for the year ended March 31, 2003, Note 8 of the Notes to Consolidated Financial Statements for the year ended March 31, 2002, Note 9 of Notes to Consolidated Financial Statements for the year ended March 31, 2001 and Note 10 of the Notes to Consolidated Financial Statements for the year ended March 31, 2000.

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144, which supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 beginning fiscal 2003 and the provisions of this statement did not have a significant impact on our financial condition or operating results.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill. That test indicated that the carrying values exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss of approximately $10.0 million for the three months ended June 30, 2002. This loss was recorded as a cumulative effect of an accounting change in the period.

      Prior to April 1, 2002, Goodwill was amortized on a straight-line basis over the estimated useful life, generally five years. The carrying values of goodwill was reviewed if facts and circumstances suggested that they may be impaired. If this review indicates that carrying values of goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles. During fiscal year 2002 the applicable accounting policy for reviewing goodwill for impairment was an undiscounted cash flow basis, a method allowed by SFAS 121. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

Because the trading price of our common stock is below the cash value of our common stock (cash, cash equivalents, and investments divided by total shares outstanding), we may receive solicitations to purchase the company for less than our cash value.

      Our common stock has recently traded on the Nasdaq National Market at a significant discount to the cash value of our common stock. As a result, we have from time to time received, and may in the future receive, solicitations from third parties offering to purchase the company for the market value of our common stock. We believe that these offers are being made to arbitrage the difference between the market price and the cash value of our common stock and are not in the best interests of our stockholders. Although we have not received any indication that any third party intends to make a hostile offer for our common stock, any significant differential between the market value and the cash value of our common stock may make such activities more likely. If we were to receive a hostile offer for our common stock, the company may be required to incur significant costs to respond which could have a negative effect on our business and financial results. If successful in causing a change in control, such an offer could result our stockholders receiving less than what we believe to be the fair value of our common stock. Although the company has certain anti-takeover protections in place to try to prevent this result, such as a classified board and a shareholder rights plan, such protections may not be sufficient to protect shareholder value.

Anti-takeover provisions could prevent or delay a change of control.

      Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us. These provisions include the “staggered” nature of our board of directors that results in directors being elected for terms of three years and the stockholder rights plan adopted by the Company on February 4, 2003. These provisions may have the effect of delaying, deferring, or preventing a change in our control, impeding a merger, consolidation, takeover, or other business combination, which in turn could preclude our stockholders from recognizing a premium over the prevailing market price of the common stock.

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

      Our strategy requires that our products be highly scalable. To date, only a limited number of our customers have deployed our products on a large scale. If our customers cannot successfully implement large-scale deployments, or if they determine that we cannot accommodate large-scale deployments, our business and operating results would be significantly harmed.

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

	High	Low

2003
First Quarter	$4.23	$3.50
Second Quarter	$4.42	$3.05
Third Quarter	$3.59	$2.13
Fourth Quarter	$3.30	$2.53
2004
First Quarter (through June 20, 2003)	$3.35	$3.24

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

      As of May 31, 2003, there were approximately 328 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

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

Item 6.	Selected Consolidated Financial Data

	Years Ended March 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$10,218	$16,683	$23,933	$9,181	$1,656
Services	25,350	30,511	31,367	7,390	1,788

Total revenues	35,568	47,194	55,300	16,571	3,444
Cost of revenues:
License	1,185	1,023	1,457	4,520	184
Services	18,518	28,660	28,678	15,169	1,184

Total cost of revenues	19,703	29,683	30,135	19,689	1,368

Gross profit (loss)	15,865	17,511	25,165	(3,118)	2,076
Operating expenses:
Research and development	13,202	15,343	21,849	7,347	3,893
Sales and marketing	19,368	25,215	50,686	17,026	4,430
General and administrative	6,068	8,922	14,876	4,554	1,389

Total operating expenses	38,638	49,480	87,411	28,927	9,712

Loss from operations	(22,773)	(31,969)	(62,246)	(32,045)	(7,636)
Interest and other income, net	2,999	5,896	12,654	1,241	99

Net loss before taxes	(19,774)	(26,073)	(49,592)	(30,804)	(7,537)
Provision for income taxes	—	304	275	50	—

Net loss before cumulative effect of an accounting change	(19,774)	(26,377)	(49,867)	(30,854)	(7,537)
Cumulative effect of an accounting change to adopt FAS 142	(9,974)	—	—	—	—

Net loss	(29,748)	(26,377)	(49,867)	(30,854)	(7,537)
Deemed dividend on Series E convertible preferred stock	—	—	—	925	—

Net loss applicable to common stockholders	$(29,748)	$(26,377)	$(49,867)	$(31,779)	$(7,537)

Basic and diluted net loss per share applicable to common stockholders	$(0.92)	$(0.75)	$(1.44)	$(4.54)	$(1.58)
Shares used in computing basic and diluted net loss per share applicable to common stockholders	32,219	35,090	34,580	6,999	4,782

	Years Ended March 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$117,853	$133,456	$167,181	$229,252	$1,819
Non current assets	19,296	36,628	42,591	11,467	1,374
Current liabilities	22,731	15,509	26,265	26,641	2,458
Non current liabilities	1,338	1,223	969	—	—
Working capital (deficit)	95,122	117,947	140,916	202,611	(639)
Total assets	137,149	170,084	209,772	240,719	3,193
Total stockholders’ equity	113,080	153,352	182,538	214,078	736

      Certain reclassifications have been made to prior years consolidated balance sheets and consolidated statements of cash flow to conform to the current year presentation. As of March 31, 2002, the Company reclassified approximately $37.4 million from short-term investments to cash equivalents and reduced accounts receivable and deferred revenue by $3.9 million primarily related to maintenance contract periods which have not commenced. As of March 31, 2001, the Company reclassified approximately $17.1 million from long-term investments to short term investments and cash equivalents and reduced accounts receivable and deferred revenue by approximately $10.0 million primarily related to maintenance contract periods which have not commenced, respectively. As of March 31, 2000, the Company reduced accounts receivable and deferred revenue by approximately $1.7 million primarily related to maintenance contract periods which have not commenced.

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

      The following table sets forth the percentage of total revenues for certain items in the Company’s Consolidated Statements of Operations data for the years ended March 31, 2003, 2002 and 2001.

	Years Ended March 31,

	2003	2002	2001

As a Percentage of Total Revenues:
Revenues:
License	29%	35%	43%
Services	71	65	57

Total revenues	100	100	100
Cost of revenues:
License	3	2	3
Services	52	61	52

Total cost of revenues	55	63	55

Gross profit	45	37	45

	Years Ended March 31,

	2003	2002	2001

Operating expenses:
Research and development	37	33	40
Sales and marketing	55	53	92
General and administrative	17	19	27

Total operating expenses	109	105	159

Loss from operations	(64)	(68)	(114)
Interest and other income, net	8	12	23

Loss before taxes	(56)	(56)	(91)
Provision for income taxes	—	1	—

Loss before cumulative effect of an accounting change	(56)	(57)	(91)
Cumulative effect of an accounting change to adopt FAS 142	(28)	—	—

Net loss applicable to common stockholders	(84)%	(57)%	(91)%

Overview

      Selectica is a leading provider of Interactive Selling Solutions and services that enable companies to efficiently sell complex products and services over intranets, extranets and the Internet. Our suite of software products is a comprehensive Interactive Selling Solutions that gives sellers the ability to manage the sales process in order to facilitate the conversion of prospective buyers into customers. Our Interactive Selling Solutions allow companies to use the Internet platform to deploy a selling application to many points of contact, including personal computers, in-store kiosks and mobile devices, while offering customers, partners and employees an interface customized to their specific needs.

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

Revenues

      We enter into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance, and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

      For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

      In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination we focus on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software, (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed, (3) the degree of technical difficulty in building of the interface and uniqueness of the application, (4) the degree of involvement of customer personnel, and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. We also consider the likelihood of refunds, forfeitures and concessions when determining the significance of such services.

      In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

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

      For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

      Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

      In accordance with Statement of Position 97-2, “Software Revenue Recognition,” vendor-specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

      To date we have not entered into arrangements solely for the license of our products and, therefore, we have not demonstrated vendor-specific objective evidence for the fair value of the license element.

      In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element.

      For the year ended March 31, 2003, we recognized 48% of our revenues under the completed contract method, 46% of license and services revenues under the percentage-of-completion method and 6% under the residual method. For the year ended March 31, 2002, we recognized 59% of our revenues under the completed contract method, 30% of license and services revenues under the percentage-of-completion method and 11% under the residual method. For the year ended March 31, 2001, we recognized 22% under the completed contract method, 45% of license and services revenues under the percentage-of-completion method and 33% under the residual method.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

Impairment of Goodwill and Intangible Assets

      Goodwill and intangible assets, which resulted from our business combinations accounted for as purchases, were recorded at amortized cost. We periodically reviewed the carrying amounts of these intangible assets for indications of impairment based on the operational performance of the acquired businesses and market conditions or sooner whenever events or changes in circumstances indicated the carrying values of such assets might not be recoverable. We considered some of the following factors important in deciding when to perform an impairment review: significant under-performance of a product line relative to budget; shifts in business strategies, which impacted the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. If indications of impairment were present, we assessed the value of the intangible assets using estimates of future undiscounted cash flows. Impairment charges, if any, resulted in situations when the fair values of these assets were less than the carrying value. During fiscal year 2002, various restructuring activities as well as the overall economic conditions signaled an indication of possible impairment. We then analyzed the value of our various intangibles by comparing the carrying value of these assets to the undiscounted cash flows estimated to be generated by these assets. Based on this analysis there was no impairment during fiscal year 2002. Beginning in fiscal year 2003, the method for assessing potential impairments of intangibles was changed based on new accounting rules issued by the Financial Accounting Standards Board (FASB), and related implementation guidance. The application of these new rules indicated that the remaining balance of goodwill and intangibles totaling approximately $10.0 million as of April 1, 2002 was impaired which was recorded as a cumulative effect of an accounting change in the first quarter of fiscal year 2003.

Allowance for Doubtful Accounts

      We evaluate the collectibility of our accounts receivable based on a combination of factors. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe to be collectible. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment.

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

Factors Affecting Operating Results

      Our business and financial condition is dependent on a limited number of customers. Revenues from significant customers as a percentage of total revenues are as follows:

Fiscal Year ended March 31, 2003
Customer A	25%
Customer B	14%
Fiscal Year ended March 31, 2002
Customer B	11%
Fiscal Year ended March 31, 2001
Customer D	17%
Customer E	16%
Customer F	14%

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

      We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of March 31, 2003, we had an accumulated deficit of approximately $149.1 million. We believe our success depends on the continued growth of our customer base and the development of the emerging Interactive Selling Solutions market. Due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment, and in an effort to achieve profitability, we underwent certain restructuring activities during the second and third quarters of the fiscal year of 2003. As a result of these restructuring activities, we reduced our headcount by 38 individuals globally or approximately 7% of our workforce as of March 31, 2002. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our revenue growth in fiscal 2000 and during the first three quarters of fiscal 2001, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by declining results beginning with the fourth quarter of fiscal year 2001, slight growth in the first quarter of fiscal 2002 and then further declines in the remaining quarters of fiscal year 2002 and throughout fiscal 2003.

      In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. In recent months, the number and value of our bookings has continued to decrease significantly. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods which could significantly harm our business and operating results. While we plan to reduce our expenses to balance expense levels with projected revenues, if our bookings do not improve, we may not be able to sufficiently reduce our expenses, and this would adversely affect our operating results. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Equity Transactions

      During the year ended March 31, 2001, the Company repurchased 650,000 shares of common stock from certain key employees (the “Stock Repurchase”). These shares were originally issued in connection with the exercise of stock options in exchange for full recourse promissory notes with an aggregate value of $9.5 million. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, the shares were repurchased at the prices greater than their fair market values at the time of the repurchase. As a result, the Company recorded a total compensation expense of approximately $1.2 million of which approximately $156,000 was expensed to research and development, approximately $291,000 was expensed in cost of goods sold, approximately $291,000 was expensed in sales marketing, and approximately $447,000 was expensed in general and administrative expense. During the year ended March 31, 2002, the Company repurchased 212,814 shares of common stock with an aggregate value of approximately $924,000 from those employees (the “Stock Repurchase”), 50,000 shares were repurchased at the prices greater than their fair market values at the time of the repurchase. The Company recorded a total compensation expense of approximately $201,000 and classified it under general and administrative expense. As a result of the stock repurchase, the remaining outstanding shares owned by those employees representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting.

      During the year ended March 31, 2003, the Company recorded a total compensation expense of approximately $7,000 of which approximately $2,000 was recorded as cost of goods sold and $5,000 as general and administrative expense. During the year ended March 31, 2002, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was recorded as cost of goods sold and approximately $33,000 was recorded as general and administrative expense. We are required to revalue stock options related to the promissory notes each period, which may result in additional compensation in future quarters.

      During fiscal year 2003, the Company repurchased 4.1 million shares of its common stock at an average price of $3.26 in the open market at a cost of approximately $13.4 million including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 5.9 million shares at the cost of approximately $19.7 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. This program expired in April 2003.

      In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. To date, no shares have been repurchased.

Results of Operations

Revenues

	2003	Change	2002	Change	2001

	(in thousands, except percentages)
License	$10,218	(39)%	$16,683	(30)%	$23,933
Percentage of total revenues	29%		35%		43%
Services	$25,350	(17)%	$30,511	(3)%	$31,367
Percentage of total revenues	71%		65%		57%
Total revenues	$35,568	(25)%	$47,194	(15)%	$55,300

      License. License revenues have decreased significantly over the past two fiscal years primarily due to the weakening economic environment. This slowdown in the economy has not only caused a significant decrease in technology spending, but has also negatively impacted the productivity of our sales force. In fiscal 2002, we expensed approximately $254,000 for a discount on the sale of common stock to a customer against license revenues. In fiscal year 2001, license revenues were reduced by $2.1 million related to the fair value of a warrant issued to a significant customer in connection with a license and service agreement and $3.5 million for a discount on the sale of common stock to a customer. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues.

      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. Services revenues also decreased over the past two fiscal years primarily due to weakening economic environment. As a result, we had fewer new customer implementations. In fiscal 2002, the services revenues were also reduced by approximately $375,000 of expense related to the fair value of a warrant issued to a significant customer in connection with a license and service agreement. In fiscal 2001, the services revenues were reduced by approximately $3.8 million of expense related to the fair value of a warrant issued to a significant customer in connection with a license and service agreement. We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues.

Cost of Revenues

	2003	Change	2002	Change	2001

	(in thousands, except percentages)
Cost of license revenues	$1,185	16%	$1,023	(30)%	$1,457
Percentage of license revenues	12%		6%		6%
Cost of services revenues	$18,518	(35)%	$28,660	(0)%	$28,678
Percentage of services revenues	73%		94%		91%

      Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, other data transmission costs. We experienced an increase in costs during fiscal 2003 due to an expense of approximately $196,000 related to prepaid royalties associated with a third party product which gained little traction in our target markets. Excluding this write-off, costs of license revenues were consistent with the prior year. While license revenues have declined during fiscal 2003, we do have certain fixed costs that are not dependent upon sales volume. The decrease in costs of license revenues in fiscal 2002 was primarily due to decreased license activities and the benefits of our restructuring activities. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.

      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. We experienced a significant decline in costs of services revenues during fiscal 2003 primarily due to the efforts of our restructuring activities during the year, the increase in utilization rates of individuals, and the continual efforts to shift work to lower cost regions, primarily India, in the consulting and technical support functions. In fiscal 2003, we recorded approximately $644,000 for deferred compensation related to stock options, $259,000 for restructuring charges, $231,000 for compensation expense related to option acceleration, and $2,000 for compensation expense related to variable accounting. In fiscal 2002, we amortized approximately $1.1 million of goodwill and other intangible assets related to the Wakely Software acquisition, recorded expense of approximately $799,000 for deferred compensation related to stock options, $245,000 for restructuring costs related to the severance and benefits paid to terminated employees and $20,000 for compensation expenses related to variable accounting. In fiscal 2001, we amortized approximately $746,000 of goodwill related to the Wakely Software acquisition, recorded an expense of approximately $783,000 for deferred compensation related to stock options, $291,000 for the repurchase of stock from certain executives, and $104,000 for restructuring charges. We continue to focus on improving our services margins, however there are a few active implementations related to older contracts with lower profit margins for which the costs have not been recognized. These projects, which have staggered milestones, may have a negative impact on our cost of services revenues in the next few quarters. We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margin

	2003	2002	2001

Gross margin, license revenues	88%	94%	94%
Gross margin, services revenues	27%	6%	9%
Gross margin, total revenues	45%	37%	45%

      Gross Margin — Licenses. The gross margin for license revenue for fiscal 2003 decreased due to the lowered license revenues and the write-off of approximately $196,000 related to an unrealizable prepaid royalty. The gross margin for license revenues was comparable in fiscal 2002 and fiscal 2001. During fiscal years 2002 and 2001, the gross margin was also reduced by approximately $254,000 and $3.5 million for a discount on the sale of common stock to a customer, respectively.

      Gross Margin — Services. While we did experience a decrease in services revenues during fiscal 2003, we were able to increase our gross margin for services by dramatically reducing our costs through restructuring and the continual effort to shift more work to lower cost regions. The gross margin for services revenues was comparable in fiscal 2002 and 2001. During fiscal years 2002 and 2001, the margin was reduced by approximately $375,000 and $3.8 million, respectively, representing the fair value of the warrant issued to a significant customer in connection with a license and service agreement.

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

Expenses

	2003	Change	2002	Change	2001

	(in thousands, except percentages)
Research and development	$13,202	(14)%	$15,343	(30)%	$21,849
Percentage of total revenues	37%		33%		40%
Sales and marketing	$19,368	(23)%	$25,215	(50)%	$50,686
Percentage of total revenues	55%		53%		92%
General and administrative	$6,068	(32)%	$8,922	(40)%	$14,876
Percentage of total revenues	17%		19%		27%

      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decreases in fiscal years 2003 and 2002 were primarily due to restructuring activities. For fiscal 2003, we recorded expenses of approximately $253,000 for deferred compensation related to stock options and $142,000 for restructuring, principally comprised of reductions in headcount. For fiscal 2002, we recorded expenses of approximately $267,000 for deferred compensation related to stock options, $1.3 million for the development agreement entered into with a significant customer and $287,000 for restructuring and $7,000 for compensation expense related to option acceleration. In fiscal 2001, we recorded expenses of approximately $500,000 for deferred compensation related to stock options, $157,000 for the repurchase of stock from certain executives, $2.1 million for the development agreement entered into with a significant customer, and $76,000 for restructuring and $1.9 million for the one-time charge for in process research and development in relation to the Wakely Software acquisition. We plan to reduce our investment in research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decreases in fiscal years 2003 and 2002 were primarily due to restructuring and the reduction in spending on marketing programs. For fiscal 2003, we recorded expenses of approximately $556,000 for deferred compensation related to stock options, $390,000 for restructuring charges and $17,000 for compensation expense related to option acceleration. For fiscal 2002, we recorded expenses of approximately $729,000 for deferred compensation related to stock options, $454,000 for restructuring charges and $106,000 of deferred compensation expense related to stock option acceleration. In fiscal 2001, we recorded expenses of approximately $2.5 million for deferred compensation related to stock options, $148,000 for restructuring, and approximately $291,000 related to the repurchase of stock from certain executives. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decreases in fiscal years 2003 and 2002 were primarily due to restructuring efforts including head count reductions. For fiscal 2003, we recorded expenses of approximately $332,000 for deferred compensation expense relations to stock options, $720,000 for restructuring, principally comprised of reductions in headcount, and $5,000 of compensation expense related to variable accounting. In addition, we reduced the allowance for doubtful accounts by approximately $450,000 primarily due to lower bad debt exposure from lower levels of accounts receivable. For fiscal 2002, we recorded expenses of approximately $401,000 of deferred compensation related to stock options, $201,000 for the repurchase of stock from certain executives, $774,000 for restructuring charges, and $1.5 million for the amortization of goodwill related to the Wakely Software acquisition. In fiscal 2001, we recorded expenses of approximately $579,000 for deferred compensation related to stock options $448,000 for the repurchase of stock from certain executives and $339,000 for restructuring. In addition, we incurred approximately $1.0 million from the amortization of goodwill in connection with the Wakely Software acquisition. We plan to reduce our general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

      Restructuring. In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan was initiated in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan was initiated and completed in the quarter ended June 30, 2001 (“Plan 2”) and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan was initiated in July 2002 and was comprised of severance and related benefits of $1.7M for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and will be complete by the second quarter of 2004.

      Plan 1 reduced headcount by 6, 3, 11, and 10 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $3.3 million. Plan 2 further reduced headcount by 5, 18, 17, and 1 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $4.4 million. Plan reduced headcount by 9, 7, 17, and 5 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $3.5 million.

Interest and Other Income, Net

	2003	Change	2002	Change	2001

	(in thousands, except percentages)
Interest Income	$2,999	(49)%	$5,896	(53)%	$12,654

      Interest and other income, net, consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. The decreases in fiscal 2003 and 2002 were due primarily to lower interest rates and the reduction of the short-term investments balance as such amounts were used for the operation of our business.

Provision for Income Taxes

      We have recorded a tax provision of $304,000 and $275,000 for the fiscal years 2002 and 2001. We did not record a provision for fiscal 2003. The provision for income taxes consists solely of foreign taxes.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into after April 1, 2004. The Company is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its results of operations and financial condition.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123) “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual interim disclosure provisions for financial reports in its fiscal year ending March 31, 2003 and will adopt the interim disclosure provisions in the June 30, 2003 financial report. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, where compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant, if any. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Selectica has not invested in any new VIEs created after January 31, 2003. Selectica is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Liquidity and Capital Resources

	2003	Change	2002	Change	2001

	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$109,217	(13)%	$126,057	(18)%	$153,232
Working capital	$95,122	(19)%	$117,947	(16)%	$140,916
Net cash used for operating activities	$(6,784)	63%	$(18,413)	57%	$(42,906)
Net cash provided by (used for) investing activities	$21,613	131%	$9,352	108%	$(112,999)
Net cash provided by (used for) financing activities	$(12,593)	132%	$(5,422)	(174)%	$7,327

      Our primary sources of liquidity consisted of $109.2 million in cash, cash equivalents and short-term investments and $13.1 million in long-term investments for a total of $122.3 million as of March 31, 2003 compared to $126.1 million in cash, cash equivalents and short-term investments and $17.1 million in long-term investments for a total of $143.2 million at of March 31, 2002. At March 31, 2001, our sources of liquidity consisted of $153.2 million in cash, cash equivalents and short-term investments and $14.0 million in long-term investments for a total of $167.2 million. The decrease from fiscal 2002 to 2003 primarily related to approximately $6.8 million of cash used in operations, $13.4 million for stock repurchase in the open market and $1.5 million for capital expenditures, partially offset by approximately $679,000 of proceeds from issuance of common stock. The decrease from fiscal 2001 to 2002 primarily related to approximately $18.4 million of cash used in operations, $6.3 million for stock repurchase in the open market, offset by approximately $717,000 of proceeds from issuance of common stock.

      In fiscal 2003, we experienced a net decrease in working capital primarily due to the cash used in operations, stock repurchases and capital expenditures which are mentioned above and an increase of approximately $8.4 million in deferred revenue. The increase of deferred revenues was a result of an increase in cash advances and amounts billed in advance of revenue recognition for our software products. In fiscal 2002 we also experienced a net decrease in working capital due primarily to the cash used in operations and stock repurchases, offset by the increase in accounts receivable of $5.2 million and the decrease in deferred revenue of $4.9 million. In fiscal 2001, we experienced a net decrease in working capital due primarily to the cash used in operations, the purchase of Wakely Software, and the purchase of capital assets offset by proceeds from a revenue contract.

      We have funded our operations with proceeds from the sale of preferred stock, private placements, and a public offering. Net cash used for operating activities during fiscal 2003 reflects net loss of approximately $29.7 million compared to approximately $26.4 million in fiscal 2002 and $49.9 million in fiscal 2001. The decrease of net cash used for operating activities in fiscal 2003 was due primarily to the decrease in net loss adjusted for non-cash expenses and the cumulative effect of an accounting change to adopt FAS 142. In addition, we experienced a net increase in cash due to the reduction of accounts receivable and increase in deferred revenues, offset by the decrease of accounts payable and payroll related liabilities. The decrease of net cash used for operating activities in fiscal 2002 was due primarily to a decrease in net loss adjusted for non-cash expenses. In addition, we experienced a net decrease in cash due to the reduction of all our liabilities, offset primarily by our decreases in accounts receivable and other assets. The net cash used for operating activities in fiscal 2001 was due primarily to the net loss adjusted for non-cash expenses and the expense of acquired in-process research and development associated with the Wakely Software acquisition. We also experienced a net decrease in cash due to the reduction of deferred revenue, the reduction of accounts payable, and the increase in accounts receivable, offset by the increases in accrued payroll and other accrued liabilities.

      The net cash provided by investing activities in fiscal 2003 was due primarily to approximately $23.1 million of short-term and long-term investments offset by approximately $1.5 million for capital expenditures. The net cash provided by investing activities in fiscal 2002 was due primarily to approximately $9.4 million of net proceeds from the maturity of short-term and long-term investments. The net cash used for investing activities in fiscal 2001 was due primarily to a purchase of approximately $99.8 million in short-term and long-term investments, $5.0 million for the acquisitions of Wakely Software and LoanMarket Resources and $8.2 million for capital expenditures.

      The net cash used for financing activities in fiscal 2003 and 2002 was primarily the result of the cash used to repurchase our common stock. The net cash provided by financing activities in fiscal 2001 was due primarily to proceeds of approximately $2.9 million from the issuance of our common stock and $4.9 million from a revenue contract offset by $1.2 million of fees related to a private placement of our common stock.

      During fiscal year 2003, the Company repurchased 4.1 million shares of its common stock at an average price of $3.26 in the open market at a cost of approximately $13.4 million including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 5.9 million shares at the cost of approximately $19.7 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

      In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. To date, no shares have been repurchased.

      From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by investments and are recorded as restricted short-term investments and restricted long-term investments in the balance sheet. As of March 31, 2003, we had approximately $1.3 million of restricted short-term investments which consisted of approximately $288,000 related to facility lease agreements that expired in fiscal 2003 and will be released in fiscal year 2004, and $1.0 million of escrow fund which will be paid to the founder of Wakely Software, Inc. in August 2003 per the escrow agreement signed during the acquisition of Wakely Software, Inc. The restricted long-term investment of $178,000 was related to facility lease agreements that have expiration dates greater than twelve months from March 31, 2003.

      We had no significant commitments for capital expenditures as of March 31, 2003. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of March 31,2003 are adequate to fund our operations through at least March 31, 2004.

      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2003, the effects of the foreign currency fluctuations were immaterial.

      Our contractual obligations and commercial commitments at March 31, 2003, are summarized as follows (see also Note 6 and Note 8 of Notes to Consolidated Financial Statements):

	Payments Due By Period

		Less Than	1-3	4-5	After 5
Contractual Obligations:	Total	1 Year	Years	Years	Years

	(in thousands)
Operating Leases	$17,580	$2,273	$5,218	$5,248	$4,841

	Amount of Commitment Expiration Per Period

		Less than	1-3	4-5	After 5
Commercial Commitments:	Total	1 Year	Years	Years	Years

	(in thousands)
Letters of Credit	$466	$288	$178	$—	$—

      As of March 31, 2003, we did not have any debt.

Related Party Transactions

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

      During the year ended March 31, 2003 and 2002, approximately $150,000 and $111,000 of the notes receivable were repaid by the various key employees. In addition, unvested stock worth an aggregate of approximately $924,000, originally issued in exchange for full recourse notes, were repurchased by the Company in fiscal year 2002. As a result of the repurchase, the remaining outstanding shares which were exercised with full recourse promissory notes representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue the stock options relating to these promissory notes each period until repaid, which may result in additional compensation in future quarters.

      During the year ended March 31, 2003, the Company recorded a total compensation expense of approximately $7,000 of which approximately $2,000 was recorded as cost of goods sold and $5,000 as general and administrative expense. During the year ended March 31, 2002, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was recorded as cost of goods sold and approximately $33,000 was recorded as general and administrative expense.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

      The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of this annual report on Form 10-K.

Foreign Currency Exchange Rate Risk

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

      Our exposure to fluctuation in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars. The impact to our financial statements has therefore not been material. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

Interest Rate Risk

      We established policies and business practices regarding our investment portfolio to preserve principal while obtaining reasonable rates of return without significantly increasing risk. This is accomplished by investing in widely diversified short-term and long-term investments, consisting primarily of investment grade securities. Our interest income is sensitive to changes in the general level of U.S. interest rates.

      For fiscal 2003, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $85,000 (less than 0.10%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at March 31, 2003.

      For fiscal 2002, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $986,000 (less than 0.75%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at March 31, 2002.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates. Our investments are made in accordance with an investment policy approved by the Board of Directors. In general, our investment policy requires that our securities purchases be rated A1/P1, AA/ Aa3 or better. No securities may have a maturity that exceeds 18 months and the average duration of our investment portfolio may not exceed 9 months. At any time, no more than 15% of the investment portfolio may be insured by a single insurer and no more than 25% of investments may be invested in any one industry other than the US government bonds, commercial paper and money market funds.

      The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of March 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

	(in thousands)
Auction rate preferreds	$44,100	$—	$—	$—	$—	$—	$44,100
Weighted Average yield	1.38%	—	—	—	—	—	1.38%
Government agencies	3,383	8,262	—	—	—	—	11,645
Weighted Average yield	1.82%	1.77%	—	—	—	—	1.78%
Corporate notes & bonds	3,043	1,067	—	—	—	—	4,110
Weighted Average yield	1.88%	2.01%	—	—	—	—	1.91%
Municipal bonds	3,000	—	—	—	—	—	3,000
Weighted Average yield	1.43%	—	—	—	—	—	1.43%
Commercial paper	698	—	—	—	—	—	698
Weighted Average yield	1.27%	—	—	—	—	—	1.27%
Asset-Backed securities		3,805	—	—	—	—	3,805
Weighted Average yield		1.99%	—	—	—	—	1.99%

Total investments	$54,224	$13,134	$—	$—	$—	$—	$67,358

Item 8.	Consolidated Financial Statements and Supplementary Data

Annual Financial Statements

      Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 14(a) for a listing of financial statements provided in the section titled “Financial Statements.”

Quarterly Results of Operations (Unaudited)

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

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2002	2002	2002	2003

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$2,387	$3,225	$2,691	$1,915
Services	7,248	6,186	7,278	4,638

Total revenues	9,635	9,411	9,969	6,553
Cost of revenues:
License	231	296	194	464
Services	5,342	4,671	4,366	4,139

Total cost of revenues	5,573	4,967	4,560	4,603

Gross profit	4,062	4,444	5,409	1,950
Operating expenses:
Research and development	3,566	3,379	3,018	3,239
Sales and marketing	5,509	4,859	4,575	4,424
General and administrative	1,447	2,163	1,252	1,206

Total operating expenses	10,522	10,401	8,845	8,869

Loss from operations	(6,460)	(5,957)	(3,436)	(6,919)
Interest and other income, net	917	762	760	560

Net loss before taxes	(5,543)	(5,195)	(2,676)	(6,359)
Provision for income taxes	—	—	—	—

Loss before cumulative effect of an accounting change	(5,543)	(5,195)	(2,676)	(6,359)
Cumulative effect of an accounting change to adopt SFAS 142	(9,974)	—	—	—

Net loss	$(15,517)	$(5,195)	$(2,676)	$(6,359)

Basic and diluted, net loss per share	$(0.46)	$(0.16)	$(0.08)	$(0.21)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	33,700	32,694	31,609	30,873

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2001	2001	2001	2002

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$6,085	$3,953	$2,860	$3,785
Services	9,241	6,133	7,965	7,172

Total revenues	15,326	10,086	10,825	10,957
Cost of revenues:
License	335	178	229	281
Services	8,429	6,616	6,328	7,287

Total cost of revenues	8,764	6,794	6,557	7,568

Gross profit	6,562	3,292	4,268	3,389
Operating expenses:
Research and development	4,424	3,721	3,494	3,704
Sales and marketing	8,323	5,999	5,753	5,140
General and administrative	3,162	1,907	1,743	2,110

Total operating expenses	15,909	11,627	10,990	10,954

Loss from operations	(9,347)	(8,335)	(6,722)	(7,565)
Interest and other income (expense), net	2,002	1,766	1,264	864

Net loss before taxes	(7,345)	(6,569)	(5,458)	(6,701)
Provision for income taxes	75	79	75	75

Net loss	$(7,420)	$(6,648)	$(5,533)	$(6,776)

Basic and diluted, net loss per share	$(0.21)	$(0.19)	$(0.16)	$(0.20)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	35,520	35,574	34,697	34,584

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

      In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. In March 2001, we reduced headcount by 6, 3, 11, and 10 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis for is approximately $3.3 million. In April 2001. we further reduced headcount by 5, 18, 17, and 1 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $4.4 million. In July 2002, we reduced headcount by 9, 7, 17, and 5 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $3.5 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      Information with respect to directors may be found in the section caption “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Executive Officers

      Information with respect to executive officers may be found in the section caption “Executive Officers” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

      Information with respect to directors may be found in the section caption “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information with this item may be found in the section caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information with respect to this item may be found in the section caption “Certain Relationships and Related Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Within the ninety-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003.

      (b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

      The following are included in item 8 and are filed as part of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets as of March 31, 2003 and 2002

•	Consolidated Statement of Operations for the years ended March 31, 2003, 2002, and 2001

•	Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2003, 2002, and 2001

•	Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002, and 2001

•	Notes to Consolidated Financial Statements

•	Report of Ernst & Young LLP, Independent Auditors

(2) Financial Statement Schedules

      Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(3)

Exhibit
No.	Description

3.1*	The Second Amended and Restated Certificate of Incorporation.
3.2	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3.3	Amended and Restated Bylaws.
4.1*	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2*	Form of Registrant’s Common Stock certificate.
4.3*	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4.4**	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10.1*	Form of Indemnification Agreement.
10.2*	1996 Stock Plan.
10.3	1999 Employee Stock Purchase Plan.
10.4	1999 Equity Incentive Plan, as amended and restated December 11, 2002.

Exhibit
No.	Description

10.5*	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.6*	Major Account License Agreement between the Registrant and Fujitsu Network Communications, Inc., dated November 4, 1998.
10.7*	Agreement for Web Site Design and Development Service between the Registrant and BMW of North America, Inc., dated July 15, 1998.
10.8*	Major Account License Agreement between the Registrant and the Fireman’s Fund Insurance Company, dated June 24, 1999.
10.9*	Major Account License Agreement between the Registrant and Aspect Telecommunications, dated May 17, 1999.
10.10*	A Consulting Engagement Proposal from the Registrant to 3Com, dated July 29, 1999.
10.11*	A Consulting Engagement Proposal from the Registrant to 3Com, dated August 10, 1999.
10.12***	Employment Agreement between the Registrant and Dr. Sanjay Mittal, dated as of January 1, 2003.
10.13***	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10.14*	Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 10, 2000.
10.15*	International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; Amendment #1 to International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.
10.16*	Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 8, 2000.
10.17*	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.18*	Stock Purchase Agreement between the Registrant and Dell USA, L.P., dated February 14, 2000.
10.19****	Offer to exchange outstanding options, dated April 27, 2001.
10.20*****	Offer to exchange outstanding options dated February 19, 2003.
10.21	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.
10.22	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002
10.23	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002
10.24	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002
10.25	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002
10.26	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems
10.27	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002
10.28	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003
10.29	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002
10.30	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP, independent auditors.

Exhibit
No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

**	Previously filed in the Company’s Report on Form 8-K filed on February 6, 2003.

***	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

****	Previously filed in Schedule TO filed by the Company on April 27, 2001.

*****	Previously filed in Schedule TO filed by the Company on February 19, 2003.

(b) Reports on Form 8-K

      On February 6, 2003, the Registrant filed a Current Report on Form 8-K under Item 5 and Item 7 to report that on February 4, 2003, the Board of Directors of Registrant declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.0001 per share, of the Registrant (the “Common Stock”). The dividend was payable on February 28, 2003 to the stockholders of record on February 18, 2003 (the “Record Date”). Each Right entitles the registered holder to purchase from the Registrant one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.0001 per share, of the Registrant (the “Preferred Stock”) at a price of $18.00 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment, or, under certain circumstances, a number of shares of Common Stock with a market value equal to two times the Purchase Price. The description and terms of the Rights are set forth in a Rights Agreement dated as of February 4, 2003, as the same may be amended from time to time (the “Rights Agreement”), between the Company and U.S. Stock Transfer Corporation, as Rights Agent (the “Rights Agent”).

FINANCIAL STATEMENTS

      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows

SELECTICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2002

	(in thousands,
	except par value)
Assets
Current assets:
Cash and cash equivalents	$54,993	$52,757
Short-term investments	54,224	73,300
Accounts receivable, net of allowance for doubtful accounts of $741 and $1,194, respectively	3,485	3,739
Prepaid expenses and other current assets	3,863	3,660
Investments, restricted — short term	1,288	—

Total current assets	117,853	133,456
Property and equipment, net	5,274	7,325
Goodwill, net of amortization of $0 and $6,319, respectively	—	9,974
Other assets	710	724
Long term investments	13,134	17,142
Investments, restricted — long term	178	1,463

Total assets	$137,149	$170,084

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$936	$1,325
Accrued payroll and related liabilities	1,932	2,717
Other accrued liabilities	3,377	3,378
Deferred revenues	16,486	8,089

Total current liabilities	22,731	15,509
Other long term liabilities	1,338	1,223
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2003 and 2002; None issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 75,000 shares at March 31, 2003 and 2002
Issued: 37,371 and 37,039 shares at March 31, 2003 and 2002, respectively
Outstanding: 31,519 and 35,239 shares at March 31, 2003 and 2002, respectively	4	4
Additional paid-in capital	284,454	283,847
Deferred compensation	(1,869)	(4,032)
Stockholder notes receivable	(730)	(880)
Accumulated deficit	(149,114)	(119,366)
Accumulated other comprehensive income	7	29
Treasury stock at cost — 5,852 shares and 1,800 at March 31, 2003 and 2002, respectively	(19,672)	(6,250)

Total stockholders’ equity	113,080	153,352

Total liabilities and stockholders’ equity	$137,149	$170,084

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2003	2002	2001

	(in thousands, except per share amounts)
Revenues:
License	$10,218	$16,683	$23,933
Services	25,350	30,511	31,367

Total revenues	35,568	47,194	55,300
Cost of revenues:
License	1,185	1,023	1,457
Services	18,518	28,660	28,678

Total cost of revenues	19,703	29,683	30,135

Gross profit	15,865	17,511	25,165
Research and development	13,202	15,343	21,849
Sales and marketing	19,368	25,215	50,686
General and administrative	6,068	8,922	14,876

Total operating expenses	38,638	49,480	87,411

Loss from operations	(22,773)	(31,969)	(62,246)
Interest income and other income, net	2,999	5,896	12,654

Loss before provision for income taxes	(19,774)	(26,073)	(49,592)
Provision for income taxes	—	304	275

Loss before cumulative effect of an accounting change to adopt FAS 142	(19,774)	(26,377)	(49,867)
Cumulative effect of an accounting change to adopt FAS 142	(9,974)	—	—

Net loss applicable to common stockholders	$(29,748)	$(26,377)	$(49,867)

Basic and diluted loss per share:
Loss before cumulative effect of an accounting change to adopt FAS 142	$(0.61)	$(0.75)	$(1.44)
Cumulative effect of an accounting change to adopt FAS 142	(0.31)	—	—

Basic and diluted net loss per share applicable to common stockholders	$(0.92)	$(0.75)	$(1.44)

Weighted-average shares of common stock used in computing basic and diluted net loss per share applicable to common stockholders	32,219	35,090	34,580

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock		Additional		Stockholder		Comprehensive	Treasury Stock		Total
			Paid-In	Deferred	Notes	Accumulated	Income			Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Loss)	Shares	Amount	Equity	Loss

	(in thousands)
Balance at March 31, 2000	35,740	$3	$281,773	$(11,860)	$(12,716)	$(43,122)	$—	—	$—	$214,078
Exercise of warrants issued in connection with Series E preferred financing	180	—	—	—	—	—	—	—	—	—
Exercise of warrants in connection with license and service agreement	650	1	—	—	—	—	—	—	—	1
Acquisition of Wakely Software, Inc. and LoanMarket Resources, LLC	210	—	10,243	—	—	—	—	—	—	10,243
Exercise of stock options by employees, net of repurchase	796	—	(574)	—	1,301	—	—	—	—	727
Repurchase of common stock issued to certain executives	(650)	—	(9,500)	—	9,500	—	—	—	—	—
Shares issued in connection with ESPP	106	—	2,364	—	—	—	—	—	—	2,364
Net deferred compensation related to options granted at less than FMV	—	—	2,082	3,890	—	—	—	—	—	5,972
Cost of financing	—	—	(1,209)	—	—	—	—	—	—	(1,209)
Comprehensive loss:
Other comprehensive income	—	—	—	—	—	—	229	—	—	229	$229
Net loss	—	—	—	—	—	(49,867)	—	—	—	(49,867)	(49,867)

Total Comprehensive loss											$(49,638)

Balance at March 31, 2001	37,032	4	285,179	(7,970)	(1,915)	(92,989)	229	—	—	182,538
Repurchase of common stock	—	—	—	—	—	—	—	(1,800)	(6,250)	(6,250)
Repurchase of common stock issued to certain executives	(213)	—	(924)	—	924	—	—	—	—	—
Fair value of warrants issued in connection with development agreement	—	—	227	—	—	—	—	—	—	227
Compensation expense related to variable accounting of exercised options	—	—	53	—	—	—	—	—	—	53
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	125	—	—	—	—	—	—	125
Shares issued in connection with ESPP	163	—	527	—	—	—	—	—	—	527
Net deferred compensation related to options granted at less than FMV	—	—	(1,736)	3,938	—	—	—	—	—	2,202
Net deferred compensation related to repurchase of shares issued in exchange for shareholder notes	—	—	201	—	—	—	—	—	—	201
Repayment of shareholders’ notes receivable	—	—	—	—	111	—	—	—	—	111
Exercise of stock options by employees, net of repurchase	54	—	189	—	—	—	—	—	—	189
Issuance of common stock for services	3	—	6	—	—	—	—	—	—	6
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	—	(200)	—	—	(200)	$(200)
Net loss	—	—	—	—	—	(26,377)	—	—	—	(26,377)	(26,377)

Total Comprehensive loss											$(26,577)

Balance at March 31, 2002	37,039	4	283,847	(4,032)	(880)	(119,366)	29	(1,800)	(6,250)	153,352
Repurchase of common stock	—	—	—	—	—	—	—	(4,052)	(13,422)	(13,422)
Exercise of stock options by employees, net of repurchase	177	—	309	—	—	—	—	—	—	309
Issuance of common stock for services	18	—	48	—	—	—	—	—	—	48
Net option cancellation	—	—	(376)	376	—	—	—	—	—	—
Shares issued in connection with ESPP	137	—	370	—	—	—	—	—	—	370
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	249	—	—	—	—	—	—	249
Compensation expense related to variable accounting of exercised options	—	—	7	—	—	—	—	—	—	7
Net deferred compensation related to options granted at less than FMV	—	—	—	1,787	—	—	—	—	—	1,787
Repayment of shareholders’ notes receivable	—	—	—	—	150	—	—	—	—	150
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	—	(22)	—	—	(22)	$(22)
Net loss	—	—	—	—	—	(29,748)	—	—	—	(29,748)	(29,748)

Total Comprehensive loss											$(29,770)

Balance at March 31, 2003	37,371	$4	$284,454	$(1,869)	$(730)	$(149,114)	$7	(5,852)	$(19,672)	$113,080

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2003	2002	2001

	(in thousands)
Operating activities:
Net loss	$(29,748)	$(26,377)	$(49,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,505	4,154	2,999
Amortization of goodwill	—	2,663	1,699
Amortization of deferred compensation	1,787	2,202	3,281
Amortization of discount on the sale of common stock to a customer	—	254	3,536
Amortization of warrants in connection with licenses and services agreement	—	375	5,567
Amortization of development agreement	—	1,277	2,105
Gain on disposal of fixed assets	(5)	32	—
Acquired in-process research and development	—	—	1,870
Cumulative effect of an accounting change to adopt FAS 142	9,974	—	—
Issuance of common stock in exchange for services	48	6	—
Compensation expenses related to variable accounting of exercised options	7	53	—
Compensation expenses related to repurchase of shares in excess of fair market value	—	201	1,193
Accelerated vesting of stock options to employees	249	125	971
Changes in assets and liabilities:
Accounts receivable	254	5,179	(4,391)
Prepaid expenses and other current assets	(203)	1,371	(522)
Other assets	11	1,203	(1,197)
Accounts payable	(389)	(1,885)	(1,124)
Accrued payroll and related liabilities	(785)	(2,286)	2,690
Other accrued liabilities	114	(2,085)	1,801
Deferred revenue	8,397	(4,875)	(13,517)

Net cash used for operating activities	(6,784)	(18,413)	(42,906)
Investing activities
Purchase of capital assets	(1,454)	(74)	(8,219)
Proceeds from disposition of property and equipment	5	32	—
Purchase of short-term investments	(108,494)	(93,946)	(247,165)
Purchase of long-term investments	(70,299)	(47,420)	(50,664)
Proceeds from maturities of short-term investments	136,204	142,695	190,155
Proceeds from maturities of long-term investments	65,651	8,065	7,866
Acquisition of Wakely Software, Inc.	—	—	(4,755)
Acquisition of certain assets and liabilities of LoanMarket Resource	—	—	(217)

Net cash provided by (used for) investing activities	21,613	9,352	(112,999)
Financing activities
Cost of financing	—	—	(1,209)
Purchase of treasury stock	(13,422)	(6,250)	—
Proceeds from stockholder notes receivable	150	111	718

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended March 31,

	2003	2002	2001

	(in thousands)
Proceeds from issuance of common stock	679	717	2,909
Proceeds from revenue contract	—	—	4,909

Net cash provided by (used for) financing activities	(12,593)	(5,422)	7,327
Net increase (decrease) in cash and cash equivalents	2,236	(14,483)	(148,578)
Cash and cash equivalents at beginning of the period	52,757	67,240	215,818

Cash and cash equivalents at end of the period	$54,993	$52,757	$67,240

Supplemental disclosure of non-cash financing activities
Deferred compensation related to cancelled stock options	$376	$1,736	$1,111
Fair value of warrants issued in connection with development agreement	$—	$227	$—
Repurchase of stock in exchange for cancellation of notes	$—	$924	$9,500
Change in unrealized gain (loss) on available for sales securities	$(22)	$(200)	$229

See accompanying notes.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

      Selectica, Inc. (the Company or Selectica) was incorporated in the state of California on June 6, 1996 and subsequently reincorporated in the State of Delaware on January 19, 2000. The Company was organized to develop and market Interactive Selling Solutions for electronic commerce, sales force automation, and build-to-order applications.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification of Prior Year Balances

      Certain reclassifications have been made to prior years consolidated balance sheets and consolidated statements of cash flow to conform to the current year presentation. As of March 31, 2002, the Company reclassified approximately $37.4 million from short-term investments to cash equivalents and reduced accounts receivable and deferred revenue by $3.9 million primarily related to maintenance contract periods which have not commenced.

Foreign Currency Transactions

      Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) are remeasured into U.S. dollar using the foreign exchange rate at the balance sheet date. Operations accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of a transaction. The effects of foreign currency remeasurement are reported in current operations and were immaterial for all periods presented.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of March 31, 2003, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentrations

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

      Customers who accounted for at least 10% of total revenues were as follows:

	March 31,

	2003	2002	2001

Customer A	25%	*	*
Customer B	14%	11%	*
Customer D	*	*	17%
Customer E	*	*	16%
Customer F	*	*	14%

*	Revenues were less than 10% of total revenues.

      Customers who accounted for at least 10% of gross accounts receivable were as follows:

	March 31,

	2003	2002

Customer G	20%	*
Customer B	13%	18%
Customer H	12%	*
Customer C	*	17%

*	Customer account was less than 10% of gross accounts receivable.

Cash Equivalents and Investments

      Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at March 31, 2003 and 2002. The Company considers all investment securities with maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

      The Company classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive loss in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

      The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2003, 2002, and 2001:

	Balance at	Charged to		Balance
	Beginning	Costs and	Amounts	at End of
Fiscal Year	of Period	Expenses	Written Off	Period

	(in thousands)
2003	$1,194	$—	$453	$741
2002	$1,051	$667	$524	$1,194
2001	$415	$1,596	$960	$1,051

      We evaluate the collectibility of our accounts receivable based on a combination of factors. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe to be collectible. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements is the shorter of the applicable lease term or estimated useful life.

Warranties and Indemnifications

      The Company generally provides a warranty for its software product to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2003 or 2002. To date, the Company has not refunded any amounts in relation to the warranty.

      The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringe certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of March 31, 2003.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

      In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

      For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In some instances the acceptance criteria in the contract require acceptance after all services are complete and all other elements have been delivered. In these instances the Company recognizes revenue based upon the completed contract method after such acceptance has occurred.

      For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

      Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

      In accordance with Statement of Position 97-2, “Software Revenue Recognition,” vendor-specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

Advertising Expense

      The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2003, 2002 and 2001 was approximately $175,000, $509,000 and $2.8 million, respectively.

Development Costs

      Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material, after consideration of various factors, including net realizable value. To date, software development costs that are eligible for capitalization have not been material and have been expensed.

Accumulated Other Comprehensive Income

      Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income is comprised of net unrealized gains on available for sale securities of $7,000 and $29,000 at March 31, 2003 and 2002, respectively.

Net Loss Per Share

      Basic and diluted net loss per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128), for all periods presented. In accordance

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

      The following table presents the computation of basic and diluted net loss per share:

	Years Ended March 31,

	2003	2002	2001

	(in thousands, except per share amounts)
Net loss applicable to common stockholders	$(29,748)	$(26,377)	$(49,867)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,331	35,531	36,474
Less weighted-average shares subject to repurchase	(112)	(441)	(1,894)

Weighted-average shares used in computing basic and diluted net loss per share applicable to common stockholders	32,219	35,090	34,580

Basic and diluted net loss per share applicable to common stockholders	$(0.92)	$(0.75)	$(1.44)

      The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Years Ended March 31,

	2003	2002	2001

	(in thousands)
Options excluded due to the exercise price exceeding the Average fair market value of the Company’s common stock during the period	602	727	2,302
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	6,335	5,511	621
Common shares excluded resulting from common stock subject to repurchase	43	207	736

Total common stock equivalents excluded from diluted net loss per common share	6,980	6,445	3,659

Stock-Based Compensation

      The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant (Intrinsic Value Method), if any.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, Interactive Selling Solutions for electronic commerce. The Company primarily markets its products in the United States.

      Export revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2003, sales to international locations were derived primarily from the United Kingdom, Canada, Sweden, Japan, Germany, India, Mexico and New Zealand. For the fiscal year ended March 31, 2002, sales to international locations were derived primarily from Korea, Canada, the United Kingdom, Mexico and Sweden. For the fiscal year ended March 31, 2001, sales to international locations were derived primarily from Korea, Sweden, and the United Kingdom.

	Years Ended March 31,

	2003	2002	2001

International revenues	24%	20%	22%
Domestic revenues	76%	80%	78%

Total Revenues	100%	100%	100%

      Sales to international locations accounted for at least 10% of the total revenue are as follows:

	Years Ended March 31,

	2003	2002	2001

Korea	*	*	18%

*	Sales to international location were less than 10% of total revenues.

      For the years ended March 31, 2003 and 2002, the Company held long-lived assets outside of the United States with a net book value of approximately $1.7 and $1.1 of million of which approximately $1.6 million and $1.0 million were in India, respectively.

New Accounting Pronouncements

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into after April 1, 2004. The Company is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its results of operations and financial condition.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123) “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual interim disclosure provisions for financial reports in its fiscal year ending March 31, 2003 and will adopt the interim disclosure provisions in the June 30, 2003 financial report. The Company will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, where compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant, if any. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Selectica has not invested in any new VIEs created after January 31, 2003. Selectica is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash, Cash Equivalents and Investments

      Cash, cash equivalents, short term and long term investments consisted of the following as of March 31, 2003 and March 31, 2002

	Unrealized

	Cost	Gain	Loss	Market

	(in thousands)
March 31, 2003:
Cash and cash equivalents:
Cash	$35,896	$—	$—	$35,896
Money market fund	14,226	—	—	14,226
Commercial paper	4,871	—	—	4,871

	$54,993	$—	$—	$54,993

Short-term investments:
(due in less than 12 months)
Auction rate preferreds	$44,102	$—	$(2)	$44,100
Government agencies	3,367	16	—	3,383
Corporate notes & bonds	3,036	7	—	3,043
Municipal bonds	3,000	—	—	3,000
Commercial paper	698	—	—	698

	$54,203	$23	$(2)	$54,224

Long-term investments:
(due in 12 to 18 months)
Government agencies	$8,232	$30	$—	$8,262
Asset-Backed securities	3,856	—	(51)	3,805
Corporate notes & bonds	1,060	7	—	1,067

	$13,148	$37	$(51)	$13,134

March 31, 2002:
Cash and cash equivalents:
Cash	$12,179	$—	$—	$12,179
Money market fund	37,581	—	—	37,581
Commercial paper	2,997	—	—	2,997

	$52,757	$—	$—	$52,757

Short-term investments:
(due in less than 12 months)
Auction rate preferreds	$25,850	$—	$—	$25,850
Government agencies	27,659	29	—	27,688
Corporate notes & bonds	17,643	116	—	17,759
Municipal bonds	2,000	3	—	2,003

	$73,152	$148	$—	$73,300

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized

	Cost	Gain	Loss	Market

	(in thousands)
Long-term investments:
(due in 12 to 18 months)
Government agencies	$14,654	$—	$(104)	$14,550
Corporate notes & bonds	2,607	—	(15)	2,592

	$17,261	$—	$(119)	$17,142

      As of March 31, 2003, the Company has only one active operating lease that requires security deposit to be maintained at financial institutions for the term of the lease. The security deposit of approximately $178,000 is classified as a restricted long-term investment and held in commercial paper.

      During fiscal year 2003, three operating leases were expired. The total security deposits of approximately $288,000 are still held and maintained at financial institutions according to the lease terms and will be released in fiscal year 2004. They are all held in commercial paper and classified as restricted short-term investments. In addition, due to the acquisition of Wakely Software, Inc., the total escrow fund of approximately $1.0 million is held in mutual funds and classified as a restricted short-term investment. The full amount of $1.0 million will be paid to the founder of Wakely Software, Inc. in August 2003 per the escrow agreement. The interest earned on the investment may be used in operations.

      Net unrealized holding gains on available-for-sale securities as of March 31, 2003 and 2002 were approximately $7,000 and $29,000, respectively.

4.	Property and Equipment

      Property and equipment, at cost, consist of the following:

	March 31,

	2003	2002

	(in thousands)
Computers and software	$9,758	$9,439
Furniture and equipment	3,289	3,260
Leasehold improvements	2,575	2,497
Land and building	1,028	—

	16,650	15,196
Less: accumulated depreciation	(11,376)	(7,871)

Total property and equipment, net	$5,274	$7,325

5.	Stockholder Notes Receivable

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

      During the year ended March 31, 2003 and 2002, approximately $150,000 and $111,000 of the notes receivable were repaid by the various key employees. In addition, unvested stock worth an aggregate of approximately $924,000, originally issued in exchange for full recourse notes, were repurchased by the

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company in fiscal year 2002. As a result of the repurchase, the remaining outstanding shares which were exercised with full recourse promissory notes representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue the stock options relating to these promissory notes each period until repaid, which may result in additional compensation in future quarters.

      During the year ended March 31, 2003, the Company recorded a total compensation expense of approximately $7,000 of which approximately $2,000 was recorded as cost of goods sold and $5,000 as general and administrative expense. During the year ended March 31, 2002, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was recorded as cost of goods sold and approximately $33,000 was recorded as general and administrative expense.

6.	Operating Lease Commitments

      The Company leases office space and office equipment under operating lease agreements that expire at various dates through 2010. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2003, are as follows:

	Offices	Equipment	Total

	(in thousands)
2004	$2,235	$38	$2,273
2005	2,645	19	2,664
2006	2,540	14	2,554
2007	2,571	—	2,571
2008	2,677	—	2,677
Thereafter	4,841	—	4,841

Total future minimum payments	$17,509	$71	$17,580

      Rental expenses for office space and equipment were approximately $3.8 million, $5.1 million and $4.9 million for the years ended March 31, 2003, 2002 and 2001, respectively.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for Selectica’s stock.

      On July 15, 2002, the Company and the officer and director defendants, along with other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers were filed and the Court heard oral argument. Prior to the ruling on the motion to dismiss, on October 8, 2002, the individual officers and directors entered into a stipulation of dismissal and tolling agreement with plaintiffs. As part of that agreement, plaintiffs dismissed the case without prejudice against the individual defendants. The Court ordered the dismissal of the officers and directors without prejudice on October 9, 2002. The court rendered its decision on the motion to dismiss on February 19, 2003, denying dismissal of the Company.

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

      On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the suit. Also on November 25, 2002, CSFB filed a motion to dismiss the case, on the grounds that the plaintiff lacks standing. That motion was heard on March 4, 2003, and on March 18, 2003 the Court issued an Order sustaining the motion but granting plaintiff 30 days to file an amended complaint.

      On April 18, 2003, the plaintiff filed a second amended complaint. This complaint adds new allegations as to standing, and also alleges certain additional facts supporting the various causes of action against the defendants. Specifically, plaintiff’s new complaint alleges that CSFB offered and provided, and the individual defendants accepted, improper “gratuities” in the form of allocations of IPO stocks of other companies, in order to influence the selection of CSFB as the underwriter of the Company’s IPO.

      On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections.

      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

8.	Letters of Credit

      As of March 31, 2003 and 2002, the Company has four letters of credit totaling $466,000 and $463,000, respectively, with a bank which serve as collateral for the Company’s obligations to third parties for lease payments. Since three operating leases expired during fiscal 2003, approximately $288,000 will be released in fiscal year 2004. As of March 31, 2003 and 2002, no amounts were drawn under these letters of credit.

9.	Acquisitions

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of March 31, 2002 and 2001, the accumulated amortization of intangible assets was approximately $5.7 million and $3.4 million, respectively. See Note 10 with respect to goodwill impairment related to the Wakely Software, Inc. acquisition.

LoanMarket Resources, LLC Acquisition

      In November 2000, the Company acquired certain assets and liabilities of LoanMarket Resources, LLC (“LoanMarket”), a provider of real-time, mortgage, home equity, and unsecured lending software solutions. The Company issued approximately 35,000 shares of its common stock valued at the closing market price of $27.0156 on November 9, 2000, paid cash in the amount of approximately $220,000, and assumed liabilities of approximately $155,000. The transaction expenses were approximately $183,000. The Company allocated $1.2 million to goodwill which was amortized over the estimated life of three years.

      As of March 31, 2002 and 2001, the accumulated amortization of goodwill was approximately $549,000 and $161,000, respectively. See Note 10 with respect to goodwill impairment related to the LoanMarket Resources, LLC. Acquisition. See Note 10 with respect to goodwill impairment related to the LoanMarket Resources acquisition.

10.	Goodwill

      Goodwill represents the excess of the purchase price of acquired companies over estimated fair values of tangible and intangible net assets acquired.

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144, which supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121), establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We adopted SFAS 144 beginning fiscal 2003 and the provisions of this statement did not have a significant impact on our financial condition or operating results.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      In April 2002, we performed, under SFAS 142, the first of the required impairment tests of goodwill. That test indicated that the carrying values exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss of approximately $10.0 million for the three months ended June 30, 2002. This loss was recorded as a cumulative effect of an accounting change in the period.

      Prior to April 1, 2002, Goodwill was amortized on a straight-line basis over the estimated useful life, generally five years. The carrying values of goodwill was reviewed if facts and circumstances suggested that they may be impaired. If this review indicates that carrying values of goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles. During fiscal year 2002 the applicable accounting policy for reviewing goodwill for impairment was an undiscounted cash flow basis, a method allowed by SFAS 121. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

      In accordance with SFAS 142 adopted on April 1, 2002, we stopped the periodic amortization of goodwill. The following table shows the reconciliation of reported net loss adjusted for the adoption of SFAS 142 for the year ended March 31, 2002 and 2001. (in thousands, except per share data):

	March 31,

	2003	2002	2001

Reported net loss	$(29,748)	$(26,377)	$(49,867)
Add back: Goodwill amortization	—	2,663	1,699

Adjusted net loss	$(29,748)	$(23,714)	$(48,168)

Basic and diluted net loss per share:
Reported net loss	$(0.92)	$(0.75)	$(1.44)
Add back: Goodwill amortization	—	0.07	0.05

Adjusted net loss per share	$(0.92)	$(0.68)	$(1.39)

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stockholders’ Equity

Common Stock Reserved for Future Issuance

      At March 31, 2003, common stock reserved for future issuance was as follows:

(in thousands)
Stock option plans:
Outstanding	8,550
Reserved for future grants	5,714
Employee Stock Purchase Plan	1,999
Warrants to purchase common stock	100

Total common stock reserved for future issuance	16,363

Preferred Stock

      The Company’s Certificate of Incorporation was amended to authorize 25 million shares of preferred stock at a par value of $0.0001 per share upon reincorporation in Delaware in January 2000. There was no preferred stock issued and outstanding at March 31, 2003, 2002, and 2001.

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

Warrants

      In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company’s Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, dividend yield of 0%, volatility factor of 80% and a life of 22 months. The fair value of approximately $381,000 was amortized over the remaining life of the development agreement. The amortization expense of approximately $104,000 and $212,000 was recorded as research and development expenses during the years ended March 31, 2002 and 2001, respectively. The fair value was fully amortized during the year ended March 31, 2002

      In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of approximately $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrants was estimated to be approximately $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. Service revenues were reduced by approximately $375,000 and $5.5 million during the years ended March 31, 2002 and 2001, respectively. The fair value was fully amortized during the year ended March 31, 2002.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company’s common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and was fully amortized and recorded as research and development expenses during the year ended March 31, 2002.

Stock Issued for Services

      Under the terms of the Company’s 1996 Stock Plan, from time to time the Company issues shares of common stock in exchange for services. All services were complete at the date of grant and the value of the services was based upon the then fair value of the common stock. During fiscal year 2003, the Company issued 18,000 shares of common stock at a weighted average value of $2.67 in exchange for sales and marketing services and recorded a compensation expense of approximately $48,000. During fiscal year 2002, the Company issued 2,500 shares of common stock at a weighted average fair value of $2.59, in exchange for marketing services and recorded a compensation expense of approximately $6,000. No stock was issued for services in the fiscal year of 2001.

Deferred Compensation

      The amortization of deferred compensation is charged to operations over the vesting period of the options using the straight-line method, which is typically four years. For the years ended March 31, 2003, 2002 and 2001, the Company amortized approximately $1.8 million, $2.2 million and $3.3 million, respectively.

Accelerated Vesting on Stock Options

      For the year ended March 31, 2003, 2002 and 2001, in association with employee termination agreements, the Company accelerated vesting on options to purchase 291,636, 38,659 and 91,000 shares of common stock and recorded approximately $249,000, $125,000 and $971,000 of related compensation expense, respectively.

Stock Repurchase

      During fiscal year 2003, the Company repurchased 4.1 million shares of its common stock at an average price of $3.26 in the open market at a cost of approximately $13.4 million including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 5.9 million shares at the cost of approximately $19.7 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. This program expired in April 2003.

      In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. To date, no shares have been repurchased.

Dividend Distribution of Preferred Stock Purchase Rights

      On February 4, 2003, the Board of Directors declared a dividend distribution of one preferred share purchase right on each outstanding share of its common stock. Each right will initially entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company, at an initial exercise price of $18.00, in the event the rights become exercisable. In general, the rights will become exercisable if a person or group becomes the beneficial owner of 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the outstanding

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. The Board of Directors will in general be entitled to redeem the rights at $0.0001 per right at any time before either of these events occur. In the event that the rights become exercisable, each right will entitle its holder to purchase, at the rights exercise price, a number of common stock or equivalent securities having a market value at that time of twice the rights exercise price. Rights held by the triggering person will become void and will not be exercisable to purchase shares at the reduced purchase price. The rights expire in ten years.

Tender Offer

      On February 19, 2003, the Company commenced an option exchange program in which its employees were offered the opportunity to exchange stock options with exercise prices of $4.17 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred percent (100%) of the number of share of our common stock subject to the options that were cancelled. The new options will be granted more than six months and one day from March 19, 2003, the date the old options were cancelled. On March 19, 2003, approximately 1.1 million stock options were cancelled at a weighted exercise price of $19.18. The exercise price of the new options will be the closing market price on the NASDAQ Stock Market on the grant date of the new options. The exchange offer was not available to executive officers and members of our Board of Directors.

Stock Option Plans

Stock Option Plans — Approved by Stockholders

1996 Equity Incentive Plan

      The Company’s 1996 Stock Plan (the “1996 Plan”) was adopted by the Board of Directors on August 26, 1996. The 1996 Plan permits the grant of incentive stock options, nonstatutory stock options and restricted shares. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and nonstatutory stock options not designed to qualify for favorable tax treatment. Incentive stock options are granted at an exercise price of not less than the fair market value per share of the common stock on the date of grant and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1996 Plan have a maximum term of ten years. Options can be exercised at any time and stock issued under the 1996 Plan may be subject to repurchase by the Company. This right to repurchase generally lapses over four years from the vesting commencement date of the option.

      The Board of Directors administers the 1996 Plan and has complete discretion to make all decisions relating to the interpretation and operation of the 1996 Plan. The Board of Directors has the discretion to determine which eligible persons are to receive an award, and to determine the type, number, vesting requirements and other features and conditions of each award. The exercise price of options may be paid with: cash, outstanding shares of common stock, the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. The purchase price for newly issued restricted shares may be paid with: cash, a promissory note or the rendering of past services. The Board of Directors may modify, extend or assume outstanding options. The Board of Directors may accept the cancellation of outstanding options in return for the grant of new options. The new option may have the same or a different number of shares and the same or a different exercise price. If a change in control occurs, an option or other award under the 1996 Plan will become fully exercisable and fully vested if the option or award is not assumed by the surviving corporation or its parent or if the surviving corporation or its parent does not substitute its own options for the options granted under the 1996 Plan. A change in control includes: a merger or consolidation after which the

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then-current stockholders own less than 50% of the surviving corporation or a sale of all or substantially all of the assets. If a merger or other reorganization occurs, the agreement of merger or reorganization may provide that outstanding options and other awards under the 1996 Plan shall be assumed or substituted with its own options by the surviving corporation or its parent, shall be continued by the Company if it is the surviving corporation or shall be cancelled for a cash payment. The Board of Directors may amend or terminate the 1996 Plan at any time.

1999 Equity Incentive Plan

      The Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”) on November 18, 1999. A total of 2.2 million shares of common stock were initially reserved for issuance under the 1999 Plan. On each January 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million. With limited restrictions, if shares awarded under the 1999 Plan are forfeited, those shares will again become available for new awards under the 1999 Plan. The 1999 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the Board of Directors and consultants are eligible to participate in the 1999 Plan. Each eligible participant is limited to being granted options or stock appreciation rights covering no more than 330,000 shares per fiscal year, except in the first year of employment where the limit is 660,000 shares. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1999 Plan have a maximum term of ten years.

      The Compensation Committee of the Board of Directors administers the 1999 Plan and has complete discretion to make all decisions relating to the interpretation and operation of the 1999 Plan. The Compensation Committee has the discretion to determine which eligible persons are to receive an award, and to determine the type, number, vesting requirements and other features and conditions of each award. The exercise price of options may be paid with: cash, outstanding shares of common stock, the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. The purchase price for newly issued restricted shares may be paid with: cash, a promissory note or the rendering of past or future services. The Compensation Committee may reprice options and may modify, extend or assume outstanding options and stock appreciation rights. The Compensation Committee may accept the cancellation of outstanding options or stock appreciation rights in return for the grant of new options or stock appreciation rights. The new option or right may have the same or a different number of shares and the same or a different exercise price. If a merger or other reorganization occurs, the agreement of merger or reorganization shall provide that outstanding options and other awards under the 1999 Plan shall be assumed or substituted with comparable awards by the surviving corporation or its parent or subsidiary, shall be continued by the Company if it is the surviving corporation, shall have accelerated vesting and then expire early or shall be cancelled for a cash payment. If a change in control occurs, awards will become fully exercisable and fully vested if the awards do not remain outstanding, are not assumed by the surviving corporation or its parent or subsidiary and if the surviving corporation or its parent or subsidiary does not substitute its own awards that have substantially the same terms for the awards granted under the 1999 Plan. If a change in control occurs and a plan participant is involuntarily terminated within 12 months following this change in control, then the vesting of awards held by the participant will accelerate, as if the participant provided another 12 months of service. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation, a sale of all or substantially all of the assets, a proxy contest that results in

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replacement of more than one-half of the directors over a 24-month period or an acquisition of 50% or more of the outstanding stock by a person other than a person related to the Company, including a corporation owned by the stockholders. The Board of Directors may amend or terminate the 1999 Plan at any time.

      Each individual who first joins the board of directors as a non-employee director after December 11, 2002 will receive at that time an option for 50,000 shares of common stock. This option becomes vested as to 25% of the option shares upon the completion of 12 months of service and as to 1/48 of the option shares upon the completion of each month of service thereafter. In addition, at each of the Company’s annual stockholders’ meetings, beginning in 2003, each non-employee director who will continue to be a director after that meeting will automatically be granted at that meeting an option for 12,500 shares of common stock. However, any non-employee director who receives an option for 50,000 shares under this plan will first become eligible to receive the annual option for 12,500 shares at the annual meeting that occurs during the calendar year following the year in which he or she received the option for 50,000 shares. The option for 12,500 shares becomes vested upon the completion of 12 months of service from the grant date. If there is a change in control, or a termination as a result of death, disability or retirement after reaching age 65, the options granted to non-employee directors will become fully vested. If the Board of Directors amends the plan, stockholder approval of the amendment will be sought only if required by applicable law. The 1999 Plan will continue in effect indefinitely unless the Board of Directors decides to terminate the plan earlier.

1999 Employee Stock Purchase Plan

      On November 18, 1999, the Company’s Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and the Company’s stockholders have approved of the Purchase Plan. A total of 1.0 million shares of common stock were initially reserved for issuance under the Purchase Plan. On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.

      The Compensation Committee of the Board of Directors administers this plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation, at a purchase price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of the Company’s outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee cannot purchase more than 1,250 shares per purchase date (2,500 shares per year) and, generally, cannot purchase more than $25,000 of stock per calendar year. Eligible employees may begin participating in the Purchase Plan at the start of an offering period. Each offering period lasts 24 months and consists of four consecutive purchase periods of six months duration. Two overlapping offering periods will start on May 1 and November 1 of each calendar year. The first offering period started on March 9, 2000 and ended on April 30, 2002. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment. If a change in control occurs, the Purchase Plan will end and shares will be purchased with the payroll deductions accumulated to date by participating employees, unless this plan is assumed by the surviving corporation or its parent. The Board of Directors may amend or terminate the Purchase Plan at any time. If not terminated earlier, the Purchase Plan has a term of twenty years. If the Board of Directors increases the number of shares of common stock reserved for issuance under the Purchase Plan, other than any share increase resulting from the formula described in the previous paragraph, it must seek the approval of the Company’s stockholders.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans — Not Required to be Approved by Stockholders

Officer Option Agreement

      On March 9, 2000, the Company entered into a stock option agreement with an optionee that granted the optionee a nonstatutory stock option for 50,000 shares of the Company’s common stock at an exercise price per share of $25.50. The option is immediately exercisable but any shares that remain unvested at service termination is subject to the Company’s repurchase right. 1/48th of the shares subject to the option vest (and the corresponding repurchase right lapses) upon the completion of each month of service after the vesting commencement date of March 9, 2000. The exercise price of the option may be paid with: cash, outstanding shares of common stock, the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. If a change in control occurs, the shares subject to the option will become fully vested if the Company’s repurchase right is not assigned to the entity employing the optionee after the change in control or to its parent or subsidiary. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation or a sale of all or substantially all of the assets. If a merger or other reorganization occurs, the agreement of merger or reorganization may provide that the surviving corporation or its parent shall substitute its own option for the option, the option shall be continued by the Company if it is the surviving corporation or the option shall be cancelled for a cash payment. The option expires 10 years after the option grant date but will expire earlier if there is a termination of service of the optionee.

Development Warrant

      The Company entered into a warrant agreement on April 4, 2001 under which the warrant holder may purchase up to 100,000 shares of the Company’s common stock at an exercise price per share of $3.53. The warrant may be exercised with a cash payment or via a net exercise procedure. The warrant expires on the earliest of April 4, 2004, or the date on which the Company is acquired in a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation or sells all or substantially all of its assets.

2001 Supplemental Plan

      The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on April 4, 2001, and the Supplemental Plan did not require stockholder approval. A total of approximately 2.5 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of options and shares of restricted stock. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months.Options granted under the Supplemental Plan have a maximum term of ten years.

      The Compensation Committee of the Board of Directors administers the Supplemental Plan and has complete discretion to make all decisions relating to the interpretation and operation of the Supplemental Plan. The Compensation Committee has the discretion to determine which eligible persons are to receive an award, and to determine the type, number, vesting requirements and other features and conditions of each award. The exercise price of options may be paid with: cash, outstanding shares of common stock, the cashless

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise method through a designated broker, a pledge of shares to a broker or a promissory note. The purchase price for newly issued restricted shares may be paid with: cash, a promissory note or the rendering of past or future services. The Compensation Committee may reprice options and may modify, extend or assume outstanding options. The Compensation Committee may accept the cancellation of outstanding options in return for the grant of new options. The new option may have the same or a different number of shares and the same or a different exercise price. If a merger or other reorganization occurs, the agreement of merger or reorganization shall provide that outstanding options and other awards under the Supplemental Plan shall be assumed or substituted with comparable awards by the surviving corporation or its parent or subsidiary, shall be continued by the Company if it is the surviving corporation, shall have accelerated vesting and then expire early or shall be cancelled for a cash payment. If a change in control occurs, awards will become fully exercisable and fully vested if the awards do not remain outstanding, are not assumed by the surviving corporation or its parent or subsidiary and if the surviving corporation or its parent or subsidiary does not substitute its own awards that have substantially the same terms for the awards granted under the Supplemental Plan. If a change in control occurs and a plan participant is involuntarily terminated within 12 months following this change in control, then the vesting of awards held by the participant will accelerate, as if the participant provided another 12 months of service. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation, a sale of all or substantially all of the assets, a proxy contest that results in replacement of more than one-half of the directors over a 24-month period or an acquisition of 50% or more of the outstanding stock by a person other than a person related to the Company, including a corporation owned by the stockholders. The Board of Directors may amend or terminate the Supplemental Plan at any time. The Supplemental Plan will continue in effect indefinitely unless the Board of Directors decides to terminate the plan earlier.

1996A Plan

      The Company adopted the 1996 Stock Plan as amended and restated March 28, 2001 (the “1996A Plan”). A total of approximately 8.1 million shares of common stock have been reserved under the 1996A Plan. With limited restrictions, if shares awarded under the 1996A Plan are forfeited, those shares will again become available for new awards under the 1996A Plan. The 1996A Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the board and consultants are eligible to participate in the 1996A Plan. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1996A Plan have a maximum term of ten years.

      The Compensation Committee of the Board of Directors administers the 1996A Plan and has complete discretion to make all decisions relating to the interpretation and operation of the 1996A Plan. The Compensation Committee has the discretion to determine which eligible persons are to receive an award, and to determine the type, number, vesting requirements and other features and conditions of each award. The exercise price of options may be paid with: cash, outstanding shares of common stock, the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. The purchase price for newly issued restricted shares may be paid with: cash, a promissory note or the rendering of past or future services. The Compensation Committee may reprice options and may modify, extend or assume outstanding options and stock appreciation rights. The Compensation Committee may accept the cancellation of outstanding options or stock appreciation rights in return for the grant of new options or stock appreciation

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights. The new option or right may have the same or a different number of shares and the same or a different exercise price. If a merger or other reorganization occurs, the agreement of merger or reorganization shall provide that outstanding options and other awards under the 1996A Plan shall be assumed or substituted with comparable awards by the surviving corporation or its parent or subsidiary, shall be continued by the Company if it is the surviving corporation, shall have accelerated vesting and then expire early or shall be cancelled for a cash payment. If a change in control occurs and a plan participant is involuntarily terminated within 12 months following this change in control, then the vesting of awards held by the participant will accelerate, as if the participant provided another 12 months of service. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation, a sale of all or substantially all of the assets, a proxy contest that results in replacement of more than one-half of the directors over a 24-month period or an acquisition of 50% or more of the outstanding stock by a person other than a person related to the Company, including a corporation owned by the stockholders. The Board of Directors may amend or terminate the 1996A Plan at any time. The 1996A Plan will continue in effect indefinitely unless the Board of Directors decides to terminate the plan earlier.

      Activity under all stock option plans is as follows:

	Shares			Weighted-
	Available for	Number of		Average
	Grant	Shares	Exercise Price	Exercise Price

	(in thousands)
Balance at March 31, 2000	2,200	3,447	$0.100 – $30.00	$11.19
Increase in shares reserved	1,800	—
Options granted	(2,362)	2,362	$12.059 – $74.688	$31.92
Options exercised	—	(254)	$0.100 – $25.50	$3.29
Options canceled	300	(1,021)	$0.100 – $74.688	$17.53

Balance at March 31, 2001	1,938	4,534	$0.030 – $74.688	$21.13
Increase in shares reserved	6,325	—
Options granted	(6,719)	6,717	$1.750 – $61.683	$3.64
Options exercised	—	(113)	$0.100 – $ 4.380	$2.14
Options canceled	1,405	(2,131)	$0.030 – $74.688	$20.58

Balance at March 31, 2002	2,949	9,007	$0.100 – $74.688	$8.45
Increase in shares reserved	3,308	—
Options granted	(2,623)	2,623	$1.990 – $ 4.350	$2.73
Options exercised	—	(187)	$0.100 – $ 3.920	$1.80
Options canceled	2,080	(2,893)	$0.300 – $74.688	$13.50

Balance at March 31, 2003	5,714	8,550	$0.200 – $63.484	$5.13

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Vested

		Weighted-			Weighted-
	Number of	Average	Weighted-		Average
	Outstanding	Remaining	Average	Options	Aggregate
Range of	Shares as of	Contractual	Exercise	Vested at	Purchase
Exercise Prices	March 31, 2003	Life	Price	March 31, 2003	Price

	(in thousands)			(in thousands)
$ 0.2000 – $ 0.20	00 35	5.30	$0.2000	35	$0.2000
$ 0.2500 – $ 2.40	00 1,116	8.32	$2.3183	898	$2.3108
$ 2.5000 – $ 2.50	00 179	6.49	$2.5000	157	$2.5000
$ 2.5600 – $ 2.56	00 1,693	6.38	$2.5600	111	$2.5600
$ 2.6000 – $ 3.49	00 996	9.08	$2.8968	435	$2.9625
$ 3.5000 – $ 3.53	60 1,209	7.51	$3.5329	685	$3.5324
$ 3.5400 – $ 3.92	00 488	8.80	$3.8030	242	$3.8642
$ 3.9440 – $ 4.16	00 1,819	8.18	$4.1580	858	$4.1584
$ 4.2100 – $30.000	858	7.33	$14.7805	600	$15.3732
$31.2500 – $63.4844	157	7.30	$46.3037	115	$46.6648

$ 0.2000 – $63,484	4 8,550	7.74	$5.1316	4,136	$6.1816

Equity Compensation Plan Information

		Weighted-Average		Number of Securities
	Number of Securities to	Exercise Price of		Remaining Available
	be Issued upon Exercise	Outstanding		for Future Issuance
	of Outstanding Options,	Options, Warrants		Under Equity
	Warrants and Rights	and Rights		Compensation Plans

Plans Approved by Stockholders
1996 Equity Incentive Plan	677	$7.80	0	—
1999 Equity Incentive Plan	3,628	$6.14	3	5,450 (1)
1999 Employee Stock Purchase Plan	—	$8.02	8	1,999 (2)
Plans Not Required to be Approved by Stockholders
Officer Option Agreement	50	$25.50		—
Development Warrant	100			—
2001 Supplemental Plan	2,428	$3.39	5	51
1996A Plan	1,767	$3.73	1	213

Total	8,550			7,713

(1)	On each January 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million.

(2)	On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.

      All vested shares granted under all Plans are exercisable, however, shares exercised but not vested are subject to repurchase. At March 31, 2003, 43,016 shares were subject to repurchase under the 1996 Equity Incentive Plan.

Pro Forma Disclosure of the Effect of Stock-Based Compensation

      The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, there is no compensation expense recognized.

      Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the fiscal years ended March 31, 2003, 2002, and 2001 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2003, 2002, and 2001 with the following weighted average assumptions:

	March 31,

	2003		2002		2001

	Low	High	Low	High	Low	High

Risk-free interest rate	1.27%	5.76%	1.73%	6.72%	5.69%	6.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	37.33%	94.96%	63.28%	175.86%	91.37%	245.50%
Expected option life in years	0.5	2	0.5	2	0.5	2

      Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the fiscal years ended March 31, 2003, 2002 and 2001 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2003, 2002 and 2001 with the following weighted average assumptions:

	March 31,

	2003	2002	2001

Risk-free interest rate	4.47%	5.54%	6.00%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	63.50%	82.82%	99.00%
Expected option life in years	3.70	8.80	7.00

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

	2003	2002	2001

Net loss as reported	$(29,748)	$(26,377)	$(49,867)
Compensation expense related to employee stock purchase plan	380	348	2,900
Compensation expense related to stock option grants	4,970	21,040	25,441

Pro forma net loss	$(35,098)	$(47,765)	$(78,208)

Basic and diluted net loss per share	$(0.92)	$(0.75)	$(1.44)

Basic and diluted pro forma net loss per share	$(1.09)	$(1.36)	$(2.26)

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

      The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

	March 31,

	2003	2002	2001

Domestic Pre-Tax Loss	$(20,358)	$(22,586)	$(42,121)
Foreign Pre-Tax Income/(Loss)	584	(3,487)	(7,471)

Total Pre-Tax Loss	$(19,774)	$(26,073)	$(49,592)

	Years Ended March 31,

	2003	2002	2001

Computed US tax	$(9,822)	$(9,126)	$(17,357)
Losses not benefited	6,417	7,043	15,023
Deferred compensation expense	724	944	1,150
Nondeductible acquisition expenses	3,276	1,139	1,184
Other	(595)	304	275

Provision for income tax	$—	$304	$275

	Years Ended March 31,

	2003	2002	2001

US current tax expense	$—	$—	$—
Deferred tax	—	—	—
Foreign tax expense	—	304	275

Provision for income tax	$—	$304	$275

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,

	2003	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$38,181	$31,610	$14,800
Tax credit carryforwards	4,065	1,419	1,490
Deferred revenue	5,766	3,705	6,034
Other	4,576	294	6,526

Total net deferred tax assets	52,588	37,028	28,850
Valuation allowance	(52,588)	(37,028)	(28,850)

Net deferred tax assets	$—	$—	$—

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance increased by approximately $15.6 million, $8.2 million, and $11.6 million during 2003, 2002, and 2001, respectively.

      As of March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $104.3 million and approximately $29.2 million, respectively. As of March 31, 2003, the Company also had federal and state research and development tax credit carryforwards of approximately $2.3 million and $1.8 million, respectively. The federal net operating loss and credit carryforwards expire at various dates beginning in 2012 through 2023, if not utilized. The state net operating loss carryforwards expire at various dates beginning in 2005 through 2015, if not utilized. The state tax credit carryforwards have no expiration date.

      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

13.	Benefit Plan

      Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2003, 2002 and 2001. Administrative expenses relating to the 401(k) Plan are insignificant.

14.	Restructuring

      In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan was initiated in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan was initiated and completed in the quarter ended June 30, 2001 (“Plan 2”) and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan was initiated in July 2002 and was comprised of severance and related benefits of $1.7M for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and will be complete by the second quarter of 2004.

      Plan 1 reduced headcount by 6, 3, 11, and 10 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis for is approximately $3.3 million. Plan 2 further reduced headcount by 5, 18, 17, and 1 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $4.4 million. Plan 3 reduced headcount by 9, 7, 17, and 5 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $3.5 million.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2003 and March 31, 2002, the balance of the reserve for restructuring was approximately $264,000 and $182,000, respectively, which was included in Other Accrued Liabilities in the accompanying consolidated balance sheet. The activity in the accrued restructuring balances related to all of the plans described above was as follows:

      Include subtotals for each year-end.

(in thousands)
Charge for the year ended March 31, 2001 — Plan 1	$667
Payments for the year ended March 31, 2001 — Plan 1	(317)

Accrual balance, March 31, 2001	350
Charge for the year ended March 31, 2002 — Plan 2	1,759
Payments for the year ended March 31, 2002 — Plan 1	(350)
Payments for the year ended March 31, 2002 — Plan 2	(1,577)

Accrual balance, March 31, 2002	182
Charge for the year ended March 31, 2003 — Plan 3	1,760
Payments for the year ended March 31, 2003 — Plan 2	(182)
Stock based compensation for the year ended March 21, 2003 — Plan 3	(249)
Payments for the year ended March 31, 2003 — Plan 3	(1,247)

Accrual balance, March 31, 2003	$264

15.	Subsequent Events

      In May 2003, the Board an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. To date, no shares have been repurchased

      On June 17, 2003, CSFB responded to this second amended complaint filed on April 18, 2003 by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections.

      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. There can be no assurance that the MOU will result in a formal settlement or that the Court will approve the settlement that the MOU sets forth.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Selectica, Inc.

      We have audited the accompanying consolidated balance sheets of Selectica, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 10 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

San Jose, California
April 21, 2003, except for Note 15,
as to which the date
is June 25, 2003

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of June, 2003.

SELECTICA, INC.
Registrant

/s/ STEPHEN BENNION

Stephen Bennion
Chief Financial Officer and
Executive Vice President of Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date
Signature

Principal Executive Officer and Director:
/s/ DR. SANJAY MITTAL Dr. Sanjay Mittal	President and Chief Executive Officer and Chairman of the Board	June 30, 2003

Principal Financial Officer and Principal Accounting Officer:
/s/ STEPHEN BENNION Stephen Bennion	Executive Vice President of Finance and Chief Financial Officer and Secretary	June 30, 2003

Additional Directors:
/s/ RAJ JASWA Raj Jaswa	Director	June 30, 2003

/s/ JOHN FISHER John Fisher	Director	June 30, 2003

/s/ MICHAEL LYONS Michael Lyons	Director	June 30, 2003

/s/ THOMAS NEUSTAETTER Thomas Neustaetter	Director	June 30, 2003

SELECTICA, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Sanjay Mittal, certify that:

      1. I have reviewed this annual report on Form 10-K of Selectica, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SANJAY MITTAL

Sanjay Mittal
Chief Executive Officer

Date: June 30, 2003

CERTIFICATION

I, Stephen R. Bennion, certify that:

      1. I have reviewed this annual report on Form 10-K of Selectica, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN R. BENNION

Stephen R. Bennion
Chief Financial Officer

Date: June 30, 2003

EXHIBIT INDEX

Exhibit
Number		Description

3	.1*	The Second Amended and Restated Certificate of Incorporation.
3.2		Certificate of Designation of Series A Junior or Participating Preferred Stock.
3.3		Amended and Restated Bylaws.
4	.1*	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2*	Form of Registrant’s Common Stock certificate.
4	.3*	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4	.4**	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10	.1*	Form of Indemnification Agreement.
10	.2*	1996 Stock Plan.
10.3		1999 Employee Stock Purchase Plan.
10.4		1999 Equity Incentive Plan, as amended and restated December 11, 2002.
10	.5*	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.6*	Major Account License Agreement between the Registrant and Fujitsu Network Communications, Inc., dated November 4, 1998.
10	.7*	Agreement for Web Site Design and Development Service between the Registrant and BMW of North America, Inc., dated July 15, 1998.
10	.8*	Major Account License Agreement between the Registrant and the Fireman’s Fund Insurance Company, dated June 24, 1999.
10	.9*	Major Account License Agreement between the Registrant and Aspect Telecommunications, dated May 17, 1999.
10	.10*	A Consulting Engagement Proposal from the Registrant to 3Com, dated July 29, 1999.
10	.11*	A Consulting Engagement Proposal from the Registrant to 3Com, dated August 10, 1999.
10	.12***	Employment Agreement between the Registrant and Dr. Sanjay Mittal, dated as of January 1, 2003.
10	.13***	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10	.14*	Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 10, 2000.
10	.15*	International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; Amendment #1 to International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.
10	.16*	Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 8, 2000.
10	.17*	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.18*	Stock Purchase Agreement between the Registrant and Dell USA, L.P., dated February 14, 2000.
10	.19****	Offer to exchange outstanding options, dated April 27, 2001.
10	.20*****	Offer to exchange outstanding options dated February 19, 2003.
10.21		Warrant to Purchase Common Stock issued to MHJDGD Selectica Trust, dated April 4, 2001.
10.22		Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10.23		Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.

Exhibit
Number	Description

10.24	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10.25	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10.26	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10.27	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10.28	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10.29	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10.30	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.
10.31	Amendment #2 to Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated February 28, 2003.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, independent auditors.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

**	Previously filed in the Company’s Report on Form 8-K filed on February 6, 2003.

***	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

****	Previously filed in Schedule TO filed by the Company on April 27, 2001.

*****	Previously filed in Schedule TO filed by the Company on February 19, 2003.