Form 10-Q
period 2003-06-30
SELECTICA INC
filed 2003-08-11
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2003

COMMISSION FILE NUMBER 0-29637

SELECTICA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0432030
(State of incorporation)	(IRS employer identification no.)

3 WEST PLUMERIA DRIVE, SAN JOSE, CA 95134

(Address of principal executive offices)

(408) 570-9700

(Registrant’s telephone number, including area code)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. YES [X] NO [_]

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2003, was 31,429,177.

FORM 10-Q
SELECTICA INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30,	March 31,
	2003	2003 *

Assets
Current assets:
Cash and cash equivalents	$42,491	$54,993
Short-term investments	51,394	54,224
Accounts receivable, net of allowance for doubtful accounts of $369 and $741, respectively	1,699	3,485
Prepaid expenses and other current assets	3,802	3,863
Investments, restricted – short term	1,288	1,288

Total current assets	100,674	117,853
Property and equipment, net	4,690	5,274
Other assets	733	710
Long-term investments	23,722	13,134
Investments, restricted – long term	178	178

Total assets	$129,997	$137,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,158	$936
Accrued payroll and related liabilities	1,858	1,932
Other accrued liabilities	2,835	3,377
Deferred revenues	10,941	16,486

Total current liabilities	16,792	22,731
Other long term liabilities	1,363	1,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	284,540	284,454
Deferred compensation	(986)	(1,869)
Stockholder notes receivable	(730)	(730)
Accumulated deficit	(150,962)	(149,114)
Accumulated other comprehensive loss	20	7
Treasury stock	(20,044)	(19,672)

Total stockholders’ equity	111,842	113,080

Total liabilities and stockholders’ equity	$129,997	$137,149

*	Amounts derived from audited financial statements at the date indicated

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended

	June 30,

	2003	2002

Revenues:
License	$4,704	$2,387
Services	7,083	7,248

Total revenues	11,787	9,635
Cost of revenues:
License	264	231
Services	5,354	5,342

Total cost of revenues	5,618	5,573

Gross profit	6,169	4,062
Operating Expenses:
Research and development	3,223	3,566
Sales and marketing	3,994	5,509
General and administrative	1,299	1,447

Total operating expenses	8,516	10,522

Loss from operations	(2,347)	(6,460)
Interest and other income, net	499	917

Loss before provision for income taxes and cumulative effect of an accounting change	(1,848)	(5,543)
Provision for income taxes	—	—

Loss before cumulative effect of an accounting change	(1,848)	(5,543)
Cumulative effect of an accounting change to adopt SFAS 142	—	(9,974)

Net Loss	$(1,848)	$(15,517)

Basic and diluted net loss per share before cumulative effect of an accounting change	$(0.06)	$(0.16)
Cumulative effect of an accounting change	—	(0.30)

Basic and diluted, net loss per share	$(0.06)	$(0.46)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	30,635	33,700

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,

	2003	2002

Operating activities
Net loss	$(1,848)	$(15,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	668	947
Amortization of deferred compensation	391	469
Compensation expense related to variable accounting	38	110
Accelerated vesting of stock option to employees	2	—
Cumulative effect of an accounting change to adopt SFAS 142	—	9,974
Changes in assets and liabilities:
Accounts receivable	1,786	(1,750)
Prepaid expenses and other current assets	61	(329)
Other assets	(23)	(20)
Accounts payable	222	65
Accrued payroll and related liabilities	(74)	(184)
Other accrued liabilities	(517)	(308)
Deferred revenues	(5,545)	2,034

Net cash used for operating activities	(4,839)	(4,509)
Investing activities
Capital expenditures	(84)	(116)
Purchase of short term investments	(10,301)	(2,502)
Proceeds from maturities of short-term investments	23,350	6,131
Purchase of long term investments	(21,794)	(15,292)
Proceeds from maturities of long-term investments	1,000	19,070

Net cash provided by (used in) investing activities	(7,829)	7,291
Financing activities
Cost of stock repurchase	(372)	(4,186)
Proceeds from issuance of common stock, net of purchase	538	117

Net cash provided by (used in) financing activities	166	(4,069)
Net decrease in cash and cash equivalents	(12,502)	(1,287)
Cash and cash equivalents at beginning of the period	54,993	52,757

Cash and cash equivalents at end of the period	$42,491	$51,470

Supplemental cash flow information
Deferred compensation related to cancelled stock options	$492	$78
Change in unrealized gain on available for sales securities	$13	$139

See accompanying notes.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended June 30, 2003 and 2002, respectively, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2003, and the results of operations and cash flows for the three months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2003 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

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

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of June 30, 2003, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at June 30, 2003 and March 31, 2003. The Company considers all investment securities with maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

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

     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,

	2003	2002

Customer A	36%	—
Customer B	15%	*
Customer C	13%	*
Customer D	10%	21%
Customer E	*	16%

*	Revenues were less than 10%.

     Customers who accounted for at least 10% of gross accounts receivable were as follows:

	June 30,	March 31,
	2003	2003

Customer F	29%	20%
Customer D	23%	13%
Customer G	19%	*
Customer A	*	12%

*	Customer account was less than 10% of gross accounts receivable.

Warranties and Indemnifications

     The Company generally provides a warranty for its software product to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of June 30, 2003 and March 31, 2003. To date, the Company has not refunded any amounts in relation to the warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of June 30, 2003.

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

Accumulated Other Comprehensive Income

     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive loss is comprised of net unrealized gains on available for sale securities of $20,000 and $7,000 at June 30, 2003 and March 31, 2003, respectively.

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

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

	For three months ended
	June 30,

	2003	2002

Net loss, as reported	$(1,848)	$(15,517)
Add: Stock-based employee compensation expense included in reported net loss	431	579
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,425)	(6,107)

Pro forma net loss	$(6,842)	$(21,045)

Loss per share:
Basic and diluted – as reported	$(0.06)	$(0.46)

Basic and diluted – pro forma	$(0.22)	$(0.62)

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

     Export revenues are attributable to countries based on the location of the customers. For the three months ended June 30, 2003, sales to international locations were derived primarily from the Canada, India, United Kingdom, Sweden, Japan and New Zealand. For the three months ended June 30, 2002, sales to international locations were derived primarily from the United Kingdom, Canada, Japan, Mexico and Sweden. None of international locations accounted for at least 10% of the total revenue.

	For three months ended
	June 30,

	2003	2002

International revenues	12%	10%
Domestic revenues	88%	90%

Total Revenues	100%	100%

     As of June 30, 2003 and March 31, 2003, the Company held long-lived assets outside of the United States with a net book value of approximately $1.6 million and $1.7 of million of which approximately $1.6 million and $1.6 million were in India, respectively.

3. Stockholder notes receivable

     As a result of the repurchase of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining outstanding shares representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue the stock options relating to these promissory notes each period which may result in additional compensation in future quarters. During the period ending June 30, 2003, the Company recorded total compensation expense of approximately $38,000 of which approximately $3,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $34,000 was included in general and administrative expense. During the period ending June 30, 2002, the Company recorded total compensation expense of approximately $110,000 of which approximately $40,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $69,000 was included in general and administrative expense.

4. Concurrent Transaction

     The company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from reseller. For the three months ending June 30, 2003, the company recognized approximately $183,000 in license royalty revenue, which is net of approximately $68,000 professional services purchased by the Company. For the three months ending June 30, 2002, the company recognized approximately $24,000 as services revenue and did not purchase any professional services from the value added reseller.

5. Stockholders’ Equity

Deferred Compensation

     During the three months ending June 30, 2003, no options were granted to employees with exercise prices that were less than fair value. During the three months ending June 30, 2002, 6,500 options worth approximately $4,000 were granted to employees with exercise prices that were less than fair value. Such compensation will be amortized over the vesting period of the options, typically four years. For the three months ended June 30, 2003 and 2002, the Company amortized approximately $391,000 and $469,000 of deferred compensation, respectively.

Stock Repurchase

     During the period ending June 30, 2003, the Company repurchased 132,400 shares of its common stock at an average price of $2.91 in the open market at a cost of approximately $392,000 including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 6.0 million shares at the cost of approximately $20.1 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. This program expired in April 2003.

     In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. To date, no shares have been repurchased.

6. Income Taxes

     The Company did not record any income tax provision for the three months ended June 30, 2003 and 2002, respectively.

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

7. Computation Of Basic And Diluted Net Loss Per Share

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

     The following table presents the computation of basic and diluted net loss per share:

	Three months Ended June 30,

	2003	2002

	(in thousands, except
	per share amounts)
Net loss applicable to common stockholders	$(1,848)	$(15,517)

Basic and diluted:
Weighted-average shares of common stock outstanding	30,667	33,876
Less weighted-average shares subject to repurchase	(32)	(176)

Weighted-average shares used in computing basic and diluted net loss per share applicable to common stockholders	30,635	33,700

Basic and diluted net loss per share applicable to common stockholders	$(0.06)	$(0.46)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three months Ended June 30,

	2003	2002

	(in thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	4,442	4,556
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	3,431	4,251
Common shares excluded resulting from common stock subject to repurchase	21	162

Total common stock equivalents excluded from diluted net loss per common share	7,894	8,969

8. Comprehensive Loss

     The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended
	June 30,

	2003	2002

	(in thousands)
Net loss	$(1,848)	$(15,517)
Change in unrealized gain on available-for-sale securities	13	139

Comprehensive loss	$(1,835)	$(15,378)

9. Litigation

Class Action

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

     The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for Selectica’s stock.

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

Shareholder Derivative Action

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

     On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections. The demurrer is currently scheduled to be heard on August 12, 2003.

     The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. The shareholder derivative litigation is also in its preliminary stages. At a minimum, the class action litigation as well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

10. Restructuring

     In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan (“Plan 1”) was initiated and completed in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan was initiated and completed in the quarter ended June 30, 2001 (“Plan 2”) and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7 million for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and will be complete by the second quarter of 2004.

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

     During the three months period ending June 30, 2003, the Company has not recorded any restructuring charges and approximately $82,000 of severance and legal fees was paid to the terminated employees associated with the restructuring activities for Plan 3.

     As of June 30, 2003, the balance of the reserve for restructuring was approximately $182,000, which was included in Other Accrued Liabilities in the accompanying consolidated balance sheet. The activity in the accrued restructuring balances from March 31, 2003 to June 30, 2003 is as follows:

     Severance and Related Benefits:

(in thousands)
Accrual balance, March 31, 2003	$264
Payments for the year ended June 30, 2003 — Plan 3	(82)

Accrual balance, June 30, 2003	$182

11. Goodwill

     During the three months ending June 30, 2002, we wrote off approximately $10.0 million of the goodwill due primarily to the adoption of SFAS 142 and it is summarized as follows:

(in thousands)
Goodwill, net as of March 31, 2002	$9,974
Amortization for the three months ending June 30, 2002	—
Cumulative effect of an accounting change to adopt SFAS 142	(9,974)

Goodwill, net as of June 30, 2002	$—

12. Recent Accounting Pronouncements

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis” and “Risks Related to Our Business.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to Selectica’s business, readers should refer to the section later in this report entitled “Risks Related to Our Business.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. Selectica assumes no obligation to update these forward-looking statements.

Overview

     Selectica is a leading provider of Interactive Selling Solutions (ISS) software that enables enterprises to reduce costs and enhance revenue from complex product and services offerings. Our solutions unify customers’ business processes to correctly configure, price, and quote offerings across multiple distribution channels. As a result, we help improve profitability by reducing process costs, optimizing pricing, eliminating rework and concessions, and avoiding high-risk business. Businesses that deploy ISS are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our Interactive Selling Solutions have been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s ISS have demonstrated an ability to increase productivity, improve order accuracy, boost return on investment and establish and maintain a competitive advantage. Selectica’s customers represent manufacturing and service leaders including: ABB, Aetna, Blue Cross Blue Shield of Michigan, BMW of North America, British Telecom, Cisco, Dell, General Electric, Fireman’s Fund Insurance Company, Hitachi, IBM, Mitel, Rockwell Automation and Tellabs.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, impairment of intangible assets, allowance for doubtful accounts, litigation and other contingencies. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

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

     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

     For the three months ended June 30, 2003, we recognized 38% of our revenues under the completed contract method, 26% under the percentage-of-completion method and 36% under the residual method. For the three months ended June 30, 2002, we recognized 37% of our revenues under the completed contract method, 62% under the percentage-of-completion method and 1% under the residual method.

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

Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,

	2003	2002

Customer A	36%	—
Customer B	15%	*
Customer C	13%	*
Customer D	10%	21%
Customer E	*	16%

*	Revenues were less than 10%.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of June 30, 2003, we had an accumulated deficit of approximately $151.0 million. We believe our success depends on the growth of our customer base and the development of the emerging Interactive Selling Solutions market.

     Due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment, and in an effort to achieve profitability, we underwent certain restructuring activities starting from the forth quarter of fiscal year 2001. The first plan (“Plan 1”) was initiated and completed in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan was initiated and completed in the quarter ended June 30, 2001 (“Plan 2”) and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7 million for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and will be complete by the second quarter of 2004.

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

Equity Transactions

     As a result of the repurchase of common stock from certain key employees during the year ended March 31, 2002 which were originally issued in exchange for full recourse promissory notes, the remaining outstanding shares representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. We are required to revalue the stock options relating to these promissory notes each period which may result in additional compensation in future quarters. During the period ending June 30, 2003, the Company recorded total compensation expense of approximately $38,000 of which approximately $3,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $34,000 was included in general and administrative expense. During the period ending June 30, 2002, the Company recorded total compensation expense of approximately $110,000 of which approximately $40,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $69,000 was included in general and administrative expense.

     During the period ending June 30, 2003, the Company repurchased 132,400 shares of its common stock at an average price of $2.91 in the open market at a cost of approximately $392,000 including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 6.0 million shares at the cost of approximately $20.1 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. This program expired in April 2003.

     In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. To date, no shares have been repurchased.

Results of Operations

Revenues

	Three Months Ended
	June 30

	2003	2002	Change

	(in thousands, except percentages)
License	$4,704	$2,387	97%
Percentage of total revenues	40%	25%
Services	$7,083	$7,248	(2)%
Percentage of total revenues	60%	75%
Total revenues	$11,787	$9,635	22%

     License. License revenues increased significantly in the three months period ended June 30, 2003 as compared to the three months period ended June 30, 2002 due primarily to a new customer which had signed a contract in December 2002 but all deliverables had not been completed until April 2003. Despite the license revenues growth in the period ended June 30, 2003, the slowdown in the economy has still caused a significant decrease in technology spending and negatively impacted the productivity of our sales force. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues.

     Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of-pocket reimbursements. The service revenues for the three months period ended June 30, 2003 was comparable to the three months ended June 30, 2002. We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues.

     Overall, we expect our revenues mix to continue to fluctuate on a quarter-to-quarter basis. We believe that the future revenues will continue to fluctuate due to the changing number and size of new customers, number of consulting projects and maintenance contracts, and general economic conditions.

Cost of revenues

	Three Months Ended
	June 30,

	2003	2002	Change

	(in thousands, except percentages)
Cost of license revenues	$264	$231	14%
Percentage of license revenues	6%	10%
Cost of services revenues	$5,354	$5,342	0%
Percentage of services revenues	76%	74%

     Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The increase of cost of license revenues was primarily due to increased license sales, which resulted in increase in the amount of royalty fees associated with third-party software and other sales associated costs. The decrease in the cost of license revenues as a percentage of related revenues in the current period as compared to the same period a year ago was also due primarily to the fact that we have certain fixed costs that are not dependent upon sales volume.

     Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The cost of services revenues for the three months period ended June 30, 2003 was comparable with the three months period ended June 30, 2002. The consistency was due primarily to the reduction of the cost of services revenues as a result of our restructuring efforts offset by severance benefits paid to other terminated employees not associated with restructuring and recognition of the deferred costs related to older contracts. For the three months period ended June 30, 2003, we amortized approximately $127,000 for deferred compensation related to stock options, $3,000 for compensation related to variable accounting and $2,000 for compensation related to acceleration of stock option vesting. For the three months period ended June 30, 2002, we amortized approximately $174,000 for deferred compensation related to stock options and $40,000 for compensation related to variable accounting. We continue to focus on improving our services margins, however there are a few active implementations related to older contracts with lower profit margins for which the costs have not been recognized. These projects, which have staggered milestones, may have a negative impact on our cost of services revenues in the next few quarters. We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Expenses

	Three Months ended
	June 30,

	2003	2002	Change

	(in thousands, except percentages)
Research and development	$3,223	$3,566	(10)%
Percentage of total revenues	27%	37%
Sales and marketing	$3,994	$5,509	(28)%
Percentage of total revenues	34%	57%
General and administrative	$1,299	$1,447	(10)%
Percentage of total revenues	11%	15%

     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease in research and development expenses was due primarily to the reduction of outside consultants and headcounts. For the three months period ended June 30, 2003 and 2002, we recorded approximately $61,000 and approximately $65,000, respectively, for amortization of deferred compensation related to stock options. We plan to reduce our investment in research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease of the sales and marketing expenses was due primarily to reduction in spending on marketing programs, decrease of sales commissions and salaries and reduction in the allocation of fixed overhead costs as a result of the reduced headcount in these areas. For the three months period ended June 30, 2003, we amortized approximately $121,000 for deferred compensation related to stock options and $1,000 for compensation related to variable accounting. For the three months period ending June 30, 2002, we amortized approximately $147,000 for deferred compensation related to stock options. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decrease of general and administrative expenses was due primarily to reduction of the allowance for doubtful accounts by approximately $240,000 as a result of lower bad debt exposure from lower levels of accounts receivable and our restructuring efforts, including headcount reductions. For the three months period ended June 30, 2003, we amortized approximately $82,000 for deferred compensation related to stock options and $34,000 for compensation related variable accounting. For the three months period ended June 30, 2002, we amortized approximately $83,000 for deferred compensation related to stock options and $69,000 for compensation related variable accounting. We anticipate that general and administrative expenses in the near future will include costs to comply with newly-proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to use additional outside legal, accounting and advisory services.

Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. Interest and other income, net, totaled approximately $499,000 and $917,000 for the three months periods ending June 30, 2003 and 2002, respectively. The decrease was due primarily to lower interest rates and the reduction of cash and investments balance due to these amounts being used for the operation of our business during the fiscal year of 2003.

Provision for Income Taxes

     The Company did not record any income tax provision for the three months ended June 30, 2003 and 2002, respectively.

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

Liquidity and Capital Resources

	June 30,	March 31,
	2003	2003	Change

	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$93,885	$109,217	(14)%
Working capital	$83,882	$95,122	(12)%

	Three Months Ended
	June 30,

	2003	2002	Change

	(in thousands, except percentages)
Net cash used in operating activities	$(4,839)	$(4,509)	7%
Net cash provided by (used in) investing activities	$(7,829)	$7,291	(207)%
Net cash provided by (used in) financing activities	$166	$(4,069)	104%

     Our primary sources of liquidity consisted of $93.9 million in cash, cash equivalents and short-term investments and $23.7 million in long-term investments for a total of $117.6 million as of June 30, 2003 compared to $109.2 million in cash, cash equivalents and short-term investments and $13.1 million in long-term investments for a total of $122.3 million as of March 31, 2003. The decrease primarily related to approximately $4.8 million of cash used in operations, $84,000 for capital expenditure, $372,000 for stock repurchases in the open market, partially offset by approximately $538,000 of net proceeds from issuance of common stock during the three months ended June 30, 2003.

     We experienced a net decrease in working capital at June 30, 2003 as compared to March 31, 2003 primarily due to the cash used in operations, stock repurchases and purchases in excess of proceeds from long-term investments.

     We have funded our operations with proceeds from the private sale of common and preferred stock, and our initial public offering. The net cash used in operating activities for the three months period ended June 30, 2003 was consistent as compared to the same period a year ago. The net cash used in operating activities for the three months period ending June 30, 2003 was due primarily to net loss adjusted for non-cash expenses and a decrease in accounts receivable offset by a decrease of deferred revenues. The net cash used in operating activities for the three months period ending June 30, 2002 was due primarily to net loss adjusted for non-cash expenses and an increase of deferred revenues offset by an increase in accounts receivable. For the three months period ending June 30, 2002, a non-cash charge of goodwill amounting to approximately $10.0 million was recorded as a cumulative effect of an accounting change to adopt SFAS 142.

     The net cash used for investing activities was due primarily to approximately $7.7 million of net purchase of available-for-sale investments for the three months ended June 30, 2003 as compared to approximately $7.4 million of net proceeds generated from the maturities of the available-for-sale investments for the three months period ended June 30, 2002.

     The increase in cash provided by financing activities was due primarily to the increase of issuance of common stock and the lower amount of stock repurchases in the open market for the three months period ended June 30, 2003, as compared to the three month period ended June 30, 2002.

     During the period ending June 30, 2003, the Company repurchased 132,400 shares of its common stock at an average price of $2.91 in the open market at a cost of approximately $392,000 including brokerage fees. The aggregate of the purchases since the authorization by the Board of Directors was approximately 6.0 million shares at the cost of approximately $20.1 million including brokerage fees. This program was authorized by the Board of Directors in August 2001 to allow the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. This program expired in April 2003.

     In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. To date, no shares have been repurchased.

     We had no significant commitments for capital expenditures as of June 30, 2003. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2003, the effects of the foreign currency fluctuations were immaterial.

RISKS RELATED TO OUR BUSINESS

     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Selectica and its business because such factors currently may have a significant impact on Selectica’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Selectica’s other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2003, actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and expect to continue to incur net losses in the near-term.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $29.7 million, $26.4 million and $49.9 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We have incurred net losses of approximately $1.8 million for the three months ended June 30, 2003 and an accumulated deficit of approximately $151.0 million as of June 30, 2003. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, on these separate occasions our services and license revenues declined significantly in March 31, 2003, March 31, 2001 and June 30, 1999 due to the delays of milestone achievement of services and customer acceptance under a particular contract. See “Management’s Discussion and Analysis — Results of Operations.” Because expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

Class Action

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

     The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for Selectica’s stock.

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

Shareholder Derivative Action

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

     On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections. The demurrer is currently scheduled to be heard on August 12, 2003.

     The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. The shareholder derivative litigation is also in its preliminary stages. At a minimum, the class action litigation as well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business and operating results.

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 80% and 55% of our revenues for the three months ended June 30, 2003 and 2002, respectively, and our ten largest customers accounted for 89% and 74% of our revenues for the three months ended June 30, 2003 and 2002, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

Three Months Ended June 30, 2003
Customer A	36%
Customer B	15%
Customer C	13%
Customer D	10%
Three Months Ended June 30, 2002
Customer D	21%
Customer E	16%

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

     Although services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 60% and 75% of total revenues for the three months period ended June 30, 2003 and 2002, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 24% and 26% for the three months period ended June 30, 2003 and 2002, respectively, compared to gross margins for license revenues of 94% and 90% for the respective periods.

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

     We conduct development, quality assurance and professional services operations in India. As of June 30, 2003, there were 220 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents in U.S. In addition, we have two trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $10.5 million in net deferred compensation charges. During the three months period ended June 30, 2003 and 2002, we recorded approximately $431,000 and $579,000 of such charges which included the compensation expenses related to option acceleration and variable accounting, respectively. We expect to amortize approximately $1.2 million compensation for the fiscal year ending March 31, 2004 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value and for charges related to variable plan accounting.

     Due to the repurchase of our common stock from certain key employees during the year ended March 31, 2002, the remaining outstanding shares of our common stock which were purchased with full recourse promissory notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. During the period ending June 30, 2003, the Company recorded a total compensation expense of approximately $38,000 related to variable accounting of which approximately $3,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $34,000 was included in general and administrative expense. During the period ending June 30, 2002, the Company recorded a total compensation expense of approximately $110,000 related to variable accounting of which approximately $40,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $69,000 was included in general and administrative expense.

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

     Prior to April 1, 2002, Goodwill was amortized on a straight-line basis over the estimated useful life, generally five years. The carrying value of goodwill was reviewed if facts and circumstances suggested that they may be impaired. If this review indicates that carrying values of goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles. During fiscal year 2002 the applicable accounting policy for reviewing goodwill for impairment was an undiscounted cash flow basis, a method allowed by SFAS 121. When analyzed using undiscounted cash flows prescribed by SFAS 121, we did not have an impairment of any intangibles assets at March 31, 2002.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of this quarterly report on Form 10-Q.

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

     For the three months period ended June 30, 2003, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $117,000 (less than 0.13%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2003. For the three months period ended June 30, 2002, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $388,000 (less than 0.31%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2002.

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

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

	(in thousands)
Auction rate preferreds	$36,200	$500	$—	$—	$—	$—	$36,700
Weighted Average yield	1.24%	1.20%	—	—	—	—	1.24%
Government agencies	3,351	24,868	—	—	—	—	28,219
Weighted Average yield	1.90%	1.61%	—	—	—	—	1.64%
Corporate notes & bonds	3,177	5,246	—	—	—	—	8,423
Weighted Average yield	1.57%	1.50%	—	—	—	—	1.52%
Asset-Backed securities	1,774	—	—	—	—	—	1,774
Weighted Average yield	2.20%	—	—	—	—	—	2.20%

Total investments	$44,502	$30,614	$—	$—	$—	$—	$75,116

ITEM 4: CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Within the ninety-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

     (b)  Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Class Action

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

     The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for Selectica’s stock.

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

Shareholder Derivative Action

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

     On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections. The demurrer is currently scheduled to be heard on August 12, 2003.

     The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. The shareholder derivative litigation is also in its preliminary stages. At a minimum, the class action litigation as well as the shareholder derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Modification of Constituent Instruments

Not applicable

(b)  Change in Rights

Not applicable

(c)  Issuances of Securities

Not applicable

(d)  Use of Proceeds

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

A.     Exhibits

     Exhibit 31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.     Reports on Form 8-K

The following Current Report on Form 8-K has been filed by the Company during the quarter for which this report is filed:

     On April 21, 2003, the Company reported under Item 7 “Financial Statements and Exhibits” and Item 9 “Regulation FD Disclosure” information pursuant to Item 12 “Results of Operations and Financial Condition” a press release announcing its preliminary results for fiscal forth quarter 2003. The Company announced that revenue for the fourth fiscal quarter ending March 31, 2003 would not meet prior guidance of $10.0 to $10.5 million. The primary reason for the shortfall was that the Company did not meet a milestone on a large customer project by the end of the quarter as planned.

     On May 01, 2003, the Company reported under Item 7 “Financial Statements and Exhibits” and Item 9 “Regulation FD Disclosure” information pursuant to Item 12 “Results of Operations and Financial Condition” a press release announcing its financial results for the fourth quarter and full fiscal year ended March 31, 2003. In addition, Patrick D. McCarthy was named senior vice president of worldwide sales. On May 1, 2003, in connection with the issuance of the press release, the Company held a conference call to discuss the press release.

     On May 6, 2003, the Company reported under Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits” a press release announcing that its Board of Directors had authorized a new stock repurchase program whereby the Company could repurchase up to $30,000,000 of its common stock. Purchases under the new plan might be made at prevailing prices beginning immediately and ending at such time as the authorized funds were spent or the Company discontinued the program. The Company announced that as of March 31, 2003, the Company invested approximately $20,000,000 to repurchase 5.9 million shares under the previous stock repurchase program announced April 24, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	SELECTICA, INC.

	By:	/s/ STEPHEN R. BENNION

Stephen R. Bennion
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.