Form 10-Q
period 2003-09-30
SELECTICA INC
filed 2003-11-12
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2003

COMMISSION FILE NUMBER 0-29637

SELECTICA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0432030

(State of incorporation)	(IRS employer identification no.)

3 WEST PLUMERIA DRIVE, SAN JOSE, CA 95134

(Address of principal executive offices)

(408) 570-9700

(Registrant’s telephone number, including area code)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. YES [X] NO [  ]

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2003, was 31,646,367.

FORM 10-Q
SELECTICA INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30,	March 31,
	2003	2003 *

Assets
Current assets:
Cash and cash equivalents	$27,058	$54,993
Short-term investments	53,784	54,224
Accounts receivable, net of allowance for doubtful accounts of $224 and $741, respectively	1,874	3,485
Prepaid expenses and other current assets	3,464	3,863
Investments, restricted – short term	288	1,288

Total current assets	86,468	117,853
Property and equipment, net	4,154	5,274
Other assets	560	710
Long-term investments	32,727	13,134
Investments, restricted – long term	178	178

Total assets	$124,087	$137,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$671	$936
Accrued payroll and related liabilities	1,863	1,932
Other accrued liabilities	2,023	3,377
Deferred revenues	7,586	16,486

Total current liabilities	12,143	22,731
Other long term liabilities	1,388	1,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	286,239	284,454
Deferred compensation	(605)	(1,869)
Stockholder notes receivable	—	(730)
Accumulated deficit	(154,161)	(149,114)
Accumulated other comprehensive income	56	7
Treasury stock	(20,977)	(19,672)

Total stockholders’ equity	110,556	113,080

Total liabilities and stockholders’ equity	$124,087	$137,149

* Amounts derived from audited financial statements at the date indicated

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
License	$4,325	$3,225	$9,029	$5,612
Services	5,591	6,186	12,674	13,434

Total revenues	9,916	9,411	21,703	19,046
Cost of revenues:
License	327	296	591	527
Services	3,932	4,671	9,286	10,013

Total cost of revenues	4,259	4,967	9,877	10,540

Gross profit	5,657	4,444	11,826	8,506
Operating expenses:
Research and development	3,573	3,379	6,796	6,945
Sales and marketing	4,164	4,859	8,158	10,368
General and administrative	1,453	2,163	2,752	3,610

Total operating expenses	9,190	10,401	17,706	20,923

Loss from operations	(3,533)	(5,957)	(5,880)	(12,417)
Interest and other income, net	334	762	833	1,679

Loss before provision for income taxes and cumulative effect of an accounting change	(3,199)	(5,195)	(5,047)	(10,738)
Provision for income taxes	—	—	—	—

Loss before cumulative effect of an accounting change	(3,199)	(5,195)	(5,047)	(10,738)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(9,974)

Net loss	$(3,199)	$(5,195)	$(5,047)	$(20,712)

Basic and diluted net loss per share before cumulative effect of an accounting change	$(0.10)	$(0.16)	$(0.16)	$(0.32)
Cumulative effect of an accounting change	—	—	—	(0.30)

Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.16)	$(0.62)

Weighted-average shares of common stock used in computing basic and diluted, net loss per share	30,915	32,694	30,777	33,197

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	September 30,

	2003	2002

Operating activities
Net loss	$(5,047)	$(20,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,230	1,864
Amortization of deferred compensation	743	931
Compensation expense related to variable accounting	149	228
Accelerated vesting of stock option to employees	2	248
Cumulative effect of an accounting change to adopt SFAS 142	—	9,974
Changes in assets and liabilities:
Accounts receivable	1,611	(58)
Prepaid expenses and other current assets	399	(135)
Other assets	150	(38)
Accounts payable	(265)	(209)
Accrued payroll and related liabilities	(69)	(352)
Other accrued liabilities	(1,304)	(134)
Deferred revenues	(8,900)	280

Net cash used for operating activities	(11,301)	(8,113)
Investing activities
Capital expenditures	(110)	(1,243)
Proceeds from restricted investments	1,000	—
Purchase of short term investments	(53,552)	(22,747)
Proceeds from maturities of short-term investments	69,098	36,200
Purchase of long term investments	(50,250)	(45,945)
Proceeds from maturities of long-term investments	15,600	25,470

Net cash provided by (used in) investing activities	(18,214)	(8,265)
Financing activities
Cost of stock repurchase	(1,305)	(8,313)
Proceeds from notes receivable	730	—
Proceeds from issuance of common stock, net of purchase	2,155	240

Net cash provided by (used in) financing activities	1,580	(8,073)
Net decrease in cash and cash equivalents	(27,935)	(24,451)
Cash and cash equivalents at beginning of the period	54,993	52,757

Cash and cash equivalents at end of the period	$27,058	$28,306

Supplemental cash flow information
Deferred compensation related to cancelled stock options	$521	$100
Change in unrealized gain on available for sales securities	$49	$(107)

See accompanying notes.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three and six months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended September 30, 2003 and 2002, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2003, and the results of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2003 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

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

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of September 30, 2003, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at September 30, 2003 and March 31, 2003. The Company considers all investment securities with maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

     The Company classifies investments as available-for-sale at the time of purchase. Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

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

     Arrangements consisting of license, maintenance and other services. Services can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of off-the-

shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments.

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

     For those contracts with unspecified future products and services which are not essential to the functionality of the other elements of the arrangement, license revenue is recognized by the subscription method over the length of time the specified future product is available to the customer.

     In some instances the acceptance criteria in the contract require acceptance after all services are complete and all other elements have been delivered. In these instances the Company recognizes revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

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

Customer Concentrations

     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Customer A	52%	*	43%	*
Customer B	15%	39%	14%	19%
Customer C	*	13%	*	17%

*	Revenues were less than 10%.

     Customers who accounted for at least 10% of gross accounts receivable were as follows:

	September 30,	March 31,
	2003	2003

Customer A	58%	12%
Customer B	*	20%
Customer C	10%	13%

*	Customer account was less than 10% of gross accounts receivable.

Warranties and Indemnifications

     The Company generally provides a warranty for its software product to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of September 30, 2003 and March 31, 2003. To date, the Company has not refunded any amounts in relation to the warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of September 30, 2003.

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

Accumulated Other Comprehensive Income

     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income is comprised of net unrealized gains on available for sale securities of approximately $56,000 and $7,000 at September 30, 2003 and March 31, 2003, respectively.

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

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

		Three Months Ended		Six Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Net loss, as reported		$(3,199)	$(5,195)	$(5,047)	$(20,712)
Add:	Stock-based employee compensation expense included in reported net loss	351	462	743	931
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards	5,146	6,079	10,465	12,184
Pro forma net loss		$(7,994)	$(10,812)	$(14,769)	$(31,965)

Loss per share:
	Basic and diluted – as reported	$(0.10)	$(0.16)	$(0.16)	$(0.62)
	Basic and diluted – pro forma	$(0.26)	$(0.33)	$(0.48)	$(0.96)

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

     Export revenues are attributable to countries based on the location of the customers. During the three and six months ended September 30, 2003, sales to international locations were derived primarily from Canada, France, Germany, India, Japan, New Zealand, Sweden, and the United Kingdom. During the three and six months ended September 30, 2002, sales to international locations were derived primarily from Canada, India, Japan and United Kingdom.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

International revenues	6%	18%	9%	13%
Domestic revenues	94%	82%	91%	87%
Total Revenues	100%	100%	100%	100%

     As of September 30, 2003 and March 31, 2003, the Company held long-lived assets outside of the United States with a net book value of approximately $1.6 million and $1.7 million, respectively, of which approximately $1.5 million and $1.6 million, respectively, were in India.

3. Stockholder notes receivable

     As a result of the repurchase of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining outstanding shares representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. In August of 2003, these notes receivable from certain key employees were paid in full along with calculated interest and the Company will not be required to revalue these options in the future.

     During the three month period ending September 30, 2003, the Company recorded total compensation expense of approximately $112,000 of which approximately $3,000 was included as a reversal in cost of goods sold, $3,000 was included in sales and marketing expense and approximately $112,000 was included in general and administrative expense. During the three month period ending September 30, 2002, the Company recorded total compensation expense of approximately $117,000 of which approximately $49,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $67,000 was included in general and administrative expense. During the six month period ending September 30, 2003, the Company recorded total compensation expense of approximately $149,000 of which approximately $3,000 was included in sales and marketing expense and approximately $146,000 was included in general and administrative expense. During the six month period ending September 30, 2002, the Company recorded total compensation expense of approximately $228,000 of which approximately $89,000 was included in cost of goods sold, approximately $2,000 was included in sales and marketing expense and approximately $137,000 was included in general and administrative expense.

4. Concurrent Transaction

     The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three months ending September 30, 2003, the Company recognized approximately $21,000 of revenue and did not purchase any professional services from the value added reseller. For the six months ending September 30, 2003, the Company recognized approximately $204,000 in service royalty revenue, which is net of approximately $68,000 professional services purchased by the Company. For the three and six months ending September 30, 2002, the Company recognized approximately $27,000 and $51,000 as license and service revenue and did not purchase any professional services from the value added reseller.

5. Related Party Transaction and Severance Agreement

     In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company has agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal will receive $20,000 per month for his services and this arrangement will continue until either party terminates the CTA service. During the three and six months period ending September 30, 2003, the Company recorded approximately $15,000 as outside services expense in research and development. In the event that Dr. Mittal’s role as CTA terminates, subject to certain conditions, he will be entitled to receive a lump-sum severance payment of $412,500. As of September 30, 2003, the Company believes that the payment is estimatable and probable, and therefore, has accrued for this amount. This amount was recorded as compensation expense of which approximately $93,000 was included in cost of goods sold, approximately $231,000 was included in research and development, approximately $52,000 as sales and marketing expense and approximately $37,000 was included in general and administrative expense.

6. Stockholders’ Equity

Deferred Compensation

     During the three and six months ending September 30, 2003, 65,500 options were granted to employees with exercise prices that were less than fair value, respectively. During the three and six months ending September 30, 2002, 14,750 and 21,250 options were granted to employees with exercise prices that were less than fair value, respectively. Such compensation will be amortized over the vesting period of the options, typically four years. For the three months ended September 30, 2003 and 2002, the Company amortized approximately $351,000 and $462,000 of deferred compensation, respectively. For the six months ended September 30, 2003 and 2002, the Company amortized approximately $743,000 and $931,000 of deferred compensation, respectively.

Stock Repurchase

     In August 2001, the Board of Directors authorized the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. This program expired in April 2003.

     In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

     During the three month period ended September 30, 2003, the Company repurchased 251,200 shares of its common stock at an average price of $3.64 in the open market at a cost of approximately $914,000 including brokerage fees. During the three month period ended September 30, 2002, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $3.73 in the open market at a cost of approximately $3.8 million including brokerage fees. During the six month period ended September 30, 2003, the Company repurchased 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million including brokerage fees. During the six month period ended September 30, 2002, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $3.75 in the open market at a cost of approximately $8.3 million including brokerage fees.

     The aggregate of the purchases since the authorizations by the Board of Directors was approximately 6.2 million shares at the cost of approximately $21.0 million including brokerage fees.

7. Income Taxes

     The Company did not record any income tax provision for the three and six months ended September 30, 2003 and 2002, respectively.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We evaluate the realizability of the deferred tax assets on a quarterly basis.

8. Computation Of Basic And Diluted Net Loss Per Share

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands)
Net loss	$(3,199)	$(5,195)	$(5,047)	$(20,712)

Basic and diluted:
Weighted-average shares of common stock outstanding	30,926	32,826	30,798	33,351
Less weighted-average shares subject to repurchase	(11)	(132)	(21)	(154)

Weighted-average shares used in computing basic and diluted, net loss per share applicable to common stockholders	30,915	32,694	30,777	33,197

Basic and diluted, net loss per share	$(.10)	$(0.16)	$(0.16)	$(0.62)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	3,605	4,689	4,799	4,653
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	4,344	3,649	3,150	3,685
Common shares excluded resulting from common stock subject to repurchase	1	114	1	114

Total common stock equivalents excluded from diluted net loss per common share	7,950	8,452	7,950	8,452

9. Comprehensive Loss

     The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands)
Net loss	$(3,199)	$(5,195)	$(5,047)	$(20,712)
Change in unrealized gain (loss) on securities	36	(32)	49	107

Comprehensive loss	$(3,163)	$(5,227)	$(4,998)	$(20,605)

10. Litigation

     The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The Company currently believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items mentioned below, (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

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

Shareholder Derivative Action

     On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain of our officers and directors, against CSFB, as the underwriters of our IPO, and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment, and breach of contract, related to the pricing of shares in the Company’s IPO. On June 6, 2002, the shareholder plaintiff filed an amended complaint dropping the breach of contract claim against CSFB and adding claims against CSFB for breach of an agent’s duty to its principal and for violation of the California Unfair Competition Law, based on alleged violations of certain rules of the National Association of Securities Dealers.

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

     On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections. At a hearing on this matter on August 12, 2003, the Court again granted CSFB’s demurrer, with leave for plaintiff to further amend his complaint, and granted plaintiff permission to file a motion seeking to establish plaintiff’s standing pursuant to the so-called “contemporaneous ownership rule.”

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

Settlement Agreement

     In July 2002, the Company received a complaint from a former employee over a commission matter. Since then, we have been defending this matter vigorously and were not able to estimate the likelihood or an unfavorable result or the range of any potential loss to the Company. In August 2003, this matter was brought to arbitration and settled with the former employee for the amount of $550,000, which is included as an expense to sales and marketing.

11. Restructuring

     In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan (“Plan 1”) was initiated and completed in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan was initiated and completed in the quarter ended June 30, 2001 (“Plan 2”) and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7 million for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and is expected to be completed by the fourth quarter of 2004. There is one outstanding accrual related to the termination of the founder of Wakely Software Corporation.

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

     During the three and six months period ending September 30, 2003, the Company has not recorded any restructuring accruals and approximately $82,000 and $198,000 of severance and legal fees were paid to the terminated employees associated with the restructuring activities for Plan 3, respectively.

     As of September 30, 2003, the balance of the reserve for restructuring was approximately $66,000, which was included in Other Accrued Liabilities in the accompanying consolidated balance sheet. The activity in the accrued restructuring balances from March 31, 2003 to September 30, 2003 is as follows:

Severance and Related Benefits:

(in thousands)
Accrual balance, March 31, 2003	$264
Payments for the six months ended September 30, 2003 — Plan 3	(198)

Accrual balance, September 30, 2003	$66

12. Goodwill

     During the three months ending June 30, 2002, we wrote off approximately $10.0 million of the goodwill due primarily to the adoption of SFAS 142 and it is summarized as follows:

(in thousands)
Goodwill, net as of March 31, 2002	$9,974
Amortization for the three months ending June 30, 2002	—
Cumulative effect of an accounting change to adopt SFAS 142	(9,974)

Goodwill, net as of September 30, 2002	$—

13. Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 applies to revenue arrangements entered into after June 15, 2003. The Company adopted EITF No. 00-21 and the provisions of this guidance did not have a significant impact on its results of operations and financial condition.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Selectica has not invested in any new VIEs created after January 31, 2003. Selectica is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

14. Subsequent Events

     In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company’s common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and was fully amortized and recorded as research and development expenses during the year ended March 31, 2002. In October 2003, 33,333 shares were net exercised.

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

Overview

     Selectica is a leading provider of Interactive Selling Solutions (ISS) software that enables enterprises to reduce costs and enhance revenue from complex product and services offerings. Our solutions unify customers’ business processes to correctly configure, price, and quote offerings across multiple distribution channels. As a result, we help improve operating results by reducing process costs, optimizing pricing, reducing or eliminating rework and concessions, and avoiding high-risk business. Businesses that deploy ISS are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our Interactive Selling Solutions have been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s ISS have demonstrated an ability to increase productivity, improve order accuracy, increase return on investment and establish and maintain a competitive advantage. Selectica’s customers represent manufacturing and service leaders including: ABB, Aetna, Blue Cross Blue Shield of Michigan, BMW of North America, British Telecom, Cisco, Dell, General Electric, Fireman’s Fund Insurance Company, Hitachi, IBM, Mitel, Rockwell Automation and Tellabs.

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

     For those contracts with unspecified future products and services which are not essential to the functionality of the other elements of the arrangement, license revenue is recognized by the subscription method over the length of time the specified future product is available to the customer.

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

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element as noted below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Contract Accounting	47%	77%	49%	78%
Residual Method	—	9%	2%	5%
Subscription Method (includes Maintenance)	53%	14%	49%	17%

Total Revenues	100%	100%	100%	100%

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

Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Customer A	52%	*	43%	*
Customer B	15%	39%	14%	19%
Customer C	*	13%	*	17%

*	Revenues were less than 10%.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of September 30, 2003, we had an accumulated deficit of approximately $154.1 million. We believe our success depends on the growth of our customer base and the development of the emerging Interactive Selling Solutions market.

     Due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment, and in an effort to achieve profitability, we underwent certain restructuring activities starting from the forth quarter of fiscal year 2001. The first plan (“Plan 1”) was initiated and completed in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan was initiated and completed in the quarter ended June 30, 2001 (“Plan 2”) and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7 million for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and will be completed by the fourth quarter of 2004. There is one outstanding accrual related to the termination of the founder of Wakely Software Corporation.

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

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. Additionally, despite our revenue growth in fiscal 2000 and during the first three quarters of fiscal 2001, we do not believe that historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by declining results beginning with the fourth quarter of fiscal year 2001, slight growth in the first quarter of fiscal 2002 and then further declines in the remaining quarters of fiscal year 2002 and throughout fiscal 2003. We did, however, see a slight increase in the first quarter of fiscal 2004, which was followed by a decrease in the second quarter.

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has decreased significantly. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods which could significantly harm our business and operating results. While we plan to balance expense levels with projected revenues, if our bookings do not improve, we may not be able to sufficiently reduce our expenses, and this would adversely affect our operating results. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Equity Transactions

     As a result of the repurchase of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining outstanding shares representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. In August of 2003, these notes receivable from certain key employees were paid in full along with calculated interest and the Company will not be required to revalue these options in the future.

     During the three months period ending September 30, 2003, the Company recorded total compensation expense of approximately $112,000 of which approximately $3,000 was included as a reversal in cost of goods sold, $3,000 was included in sales and marketing expense and approximately $112,000 was included in general and administrative expense. During the three month period ending September 30, 2002, the Company recorded total compensation expense of approximately $117,000 of which approximately $49,000 was included in cost of goods sold, approximately $1,000 was included in sales and marketing expense and approximately $67,000 was included in general and administrative expense. During the six months period ending September 30, 2003, the Company recorded total compensation expense of approximately $149,000 of which approximately $3,000 was included in sales and marketing expense and approximately $146,000 was included in general and administrative expense.

     During the six month period ending September 30, 2002, the Company recorded total compensation expense of approximately $228,000 of which approximately $89,000 was included in cost of goods sold, approximately $2,000 was included in sales and marketing expense and approximately $137,000 was included in general and administrative expense.

     During the three month period ended September 30, 2003, the Company repurchased 251,200 shares of its common stock at an average price of $3.64 in the open market at a cost of approximately $914,000 including brokerage fees. During the three month period ended September 30, 2002, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $3.73 in the open market at a cost of approximately $3.8 million including brokerage fees. During the six month period ended September 30, 2003, the Company repurchased 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million including brokerage fees. During the six month period ended September 30, 2002, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $3.75 in the open market at a cost of approximately $8.3 million including brokerage fees.

     The aggregate of the purchases since the authorizations by the Board of Directors was approximately 6.2 million shares at the cost of approximately $21.0 million including brokerage fees.

Results of Operations

Revenues

	Three Months Ended			Six Months Ended
	September 30			September 30
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)
License	$4,325	$3,225	34%	$9,029	$5,612	61%
Percentage of total revenues	44%	34%		42%	29%
Services	$5,591	$6,186	(10)%	$12,674	$13,434	(6)%
Percentage of total revenues	56%	66%		58%	71%
Total revenues	$9,916	$9,411	5%	$21,703	$19,046	14%

     License. License revenues increased significantly in the three and six months period ending September 30, 2003 as compared to the three and six months period ending September 30, 2002 due primarily to a new customer which had signed a contract in December 2002 but all deliverables had not been completed until April 2003. Despite the license revenues growth in the period ended September 30, 2003, the slowdown in the economy has still caused a significant decrease in technology spending and negatively impacted the productivity of our sales force. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues.

     Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of-pocket reimbursements. The service revenues for the three and six months period ending September 30, 2003 was slightly lower compared to the three and six months ending September 30, 2002. The decrease primarily relates to the fewer opportunities provided by new license sales offset by our clients’ demand for the expansion of their initial application. We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues.

     Overall, we expect our revenues mix to continue to fluctuate on a quarter-to-quarter basis. We believe that the future revenues will continue to fluctuate due to the changing number and size of new customers, number of consulting projects and maintenance contracts, and general economic conditions.

Cost of revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)
Cost of license revenues	$327	$296	10%	$591	$527	12%
Percentage of license revenues	8%	9%		7%	9%
Cost of services revenues	$3,932	$4,671	(16)%	$9,286	$10,013	(7)%
Percentage of services revenues	70%	76%		73%	75%

     Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. During the three and six months ending September 30, 2003 and 2002, the increase of cost of license revenues was primarily due to increased license sales, which resulted in increase in the amount of royalty fees associated with third-party software and other sales associated costs. We anticipate that cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.

     Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The reduction of the cost of services revenues was primarily the result of our restructuring efforts offset by severance benefits paid to terminated employees not associated with restructuring and recognition of the deferred costs related to older contracts.

     During the three months ending September 30, 2003, we amortized approximately $116,000 for deferred compensation related to stock options, and expensed approximately $93,000 related to the lump-sum severance payment to the Chief Technical Advisor (“CTA”). During the three months ending September 30, 2002, we recorded approximately $259,000 for restructuring charges, recorded approximately $231,000 for compensation related to acceleration of stock option vesting, amortized approximately $171,000 for deferred compensation related to stock options, and recorded approximately $50,000 for compensation related to variable accounting.

     During the six months ending September 30, 2003, we amortized approximately $243,000 for deferred compensation related to stock options, expensed approximately $93,000 related to the lump-sum severance payment to the CTA and recorded approximately $2,000 for compensation related to acceleration of stock option vesting. For the six months ending September 30, 2002, we amortized approximately $345,000 for deferred compensation related to stock options, recorded approximately $259,000 for restructuring charges, recorded approximately $231,000 for compensation related to acceleration of stock option vesting, and recorded approximately $90,000 for compensation related to variable accounting.

     We continue to focus on improving our services margins, however there are a few active implementations related to older contracts with lower profit margins for which the costs have not been recognized. These projects may have a negative impact on our cost of services revenues in the next few quarters. We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

License	92%	91%	93%	91%
Services	30%	24%	27%	25%

     During the three and six months ending September 30, 2003 and 2002, we experienced a slight increase in license margins. Some of our software has embedded third-party software for which royalties need to be paid. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix.

     During the three and six months ending September 30, 2003 and 2002, the increase in margins were attributable to the decreased costs associated with restructuring, non-cash charges associated with the acceleration of stock option and variable accounting, and the reduction in the number of employees within the professional services organization.

Expenses

	September 30,			September 30,
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)
Research and development	$3,573	$3,379	6%	$6,796	$6,945	(2)%
Percentage of total revenues	36%	36%		31%	36%
Sales and marketing	$4,164	$4,859	(14)%	$8,158	$10,368	(21)%
Percentage of total revenues	42%	52%		38%	54%
General and administrative	$1,453	$2,163	(33)%	$2,752	$3,610	(24)%
Percentage of total revenues	15%	23%		13%	19%

     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. During the three months ending September 30, 2003 and 2002, the increase in research and development expenses was due primarily to the lump-sum severance payment to the CTA offset by the reduction of outside consultants and employees in research and development. During the six months ending September 30, 2003 and 2002, the slight decrease in research and development is due to the reduction of outside consultants.

     During the three months ending September 30, 2003, we expensed approximately $231,000 related to the lump-sum severance payment to the CTA and amortized approximately $58,000 for deferred compensation related to stock options. During the three months ending September 30, 2002, we recorded approximately $142,000 for restructuring charges, and amortized approximately $65,000 for deferred compensation related to stock options.

     During the six months ending September 30, 2003, we expensed approximately $231,000 related to the lump-sum severance payment to the CTA and approximately $119,000 for deferred compensation related to stock options. During the six months ending September 30, 2002, we recorded approximately $142,000 for restructuring charges, and amortized approximately $130,000 for deferred compensation related to stock options. We plan to reduce our investment research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. During the three and six months ending September 30, 2003 and 2003, the decrease of the sales and marketing expenses was due primarily to a reduction in spending on marketing programs, decrease of sales commissions and salaries and reduction in the allocation of fixed overhead costs as a result of the reduced headcount in these areas. This was offset by severance benefits paid to terminated employees not associated with restructuring and the settlement with a former employee over a commission matter.

     During the three months ending September 30, 2003, we recorded charges of approximately $735,000 of severance and settlement fees paid to former employees, expensed approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition, amortized approximately $107,000 for deferred compensation related to stock options, expensed approximately $52,000 related to the lump-sum severance payment to the CTA, and recorded approximately $3,000 for compensation related to variable accounting. During the three months ending September 30, 2002, we recorded approximately $390,000 for restructuring charges, amortized approximately $143,000 for deferred compensation related to stock options, recorded approximately $17,000 for compensation related to acceleration of stock option vesting, and recorded approximately $1,000 for compensation related to variable accounting.

     During the six months ending September 30, 2003, we recorded charges of approximately $735,000 of termination and settlement fees paid to former employees, expensed approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition, amortized approximately $228,000 for deferred compensation related to stock options, expensed approximately $52,000 related to the lump-sum severance payment to the CTA, and recorded approximately $3,000 for compensation related to variable accounting. During the six months ending September 30, 2002, we recorded approximately $390,000 for restructuring charges, amortized approximately $290,000 for deferred compensation related to stock options, recorded approximately $17,000 for compensation related to acceleration of stock option vesting, and recorded approximately $2,000 for compensation related to variable accounting. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. During the three and six months ending September 30, 2003 and 2002, the decrease of general and administrative expenses was due primarily to reduction of the allowance for doubtful accounts as a result of lower bad debt exposure from lower levels of accounts receivable and our restructuring efforts, including headcount reductions.

     During the three months ending September 30, 2003, we recorded approximately $112,000 for compensation related to variable accounting, amortized approximately $70,000 for deferred compensation related to stock options and expensed approximately $37,000 related to the lump-sum severance payment to the CTA. During the three months ending September 30, 2002, we recorded approximately $720,000 for restructuring charges, amortized approximately $83,000 for deferred compensation related to stock options, and recorded approximately $67,000 for compensation related to variable accounting.

     During the six months ending September 30, 2003, we amortized approximately $152,000 for deferred compensation related to stock options, recorded approximately $146,000 for compensation related to variable accounting and expensed approximately $37,000 related to the lump-sum severance payment to the CTA. During the six months ending September 30, 2002, we recorded approximately $720,000 for restructuring charges, amortized approximately $166,000 for deferred compensation related to stock options, and recorded approximately $136,000 for compensation related to variable accounting. We anticipate that general and administrative expenses in the near future will include costs to comply with newly-proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to use additional outside legal, accounting and advisory services.

Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. During the three months ending September 30, 2003, all notes receivables were paid in full.

     During the three and six months ending September 30, 2003, interest and other income, net, totaled approximately $334,000 and $833,000, respectively. During the three and six months ending September 30, 2002, interest and other income, net, totaled approximately $762,000 and $1,679,000, respectively. The decrease for these periods was due primarily to lower interest rates and the reduction of cash and investments balance due to these amounts being used for the operation of our business.

Provision for Income Taxes

     The Company did not record any income tax provision for the three and six months ending September 30, 2003 and 2002, respectively.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We evaluate the realizability of the deferred tax assets on a quarterly basis.

Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into after June 15, 2003. The Company adopted EITF No. 00-21 and the provisions of this guidance did not have a significant impact on its results of operations and financial condition.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Selectica has not invested in any new VIEs created after January 31, 2003. Selectica is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Liquidity and Capital Resources

	September 30,	March 31,
	2003	2003	Change

	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$80,842	$109,217	(26)%
Working capital	$74,325	$95,122	(22)%

	Six Months Ended
	September 30,

	2003	2002	Change

	(in thousands, except percentages)
Net cash used in operating activities	$(11,301)	$(8,113)	39%
Net cash provided by (used in) investing activities	$(18,214)	$(8,265)	120%
Net cash provided by (used in) financing activities	$1,580	$(8,073)	(120)%

     Our primary sources of liquidity consisted of approximately $80.8 million in cash, cash equivalents and short-term investments and approximately $32.7 million in long-term investments for a total of approximately $113.5 million as of September 30, 2003 compared to $109.2 million in cash, cash equivalents and short-term investments and approximately $13.1 million in long-term investments for a total of approximately $122.3 million as of March 31, 2003. During the six months ending September 30, 2003, the decrease in cash and cash equivalents was primarily related to approximately $10.3 million of cash used in operations, approximately $19.2 million net purchases of short and long term investments offset by the issuance of common stock.

     We experienced a net decrease in working capital at September 30, 2003 as compared to March 31, 2003 primarily due to the cash used in operations, stock repurchases and purchases in excess of proceeds from long-term investments.

     We have funded our operations with proceeds from the private sale of common stock and our initial public offering. The net cash used in operating activities for the six months ending September 30, 2003 was due primarily to net loss adjusted for non-cash expenses and the decrease of short and long term assets offset by the decreases in liabilities and deferred revenue. The net cash used in operating activities for the six months ending September 30, 2002 was due primarily to net loss adjusted for non-cash expenses and a non-cash charge of goodwill amounting to approximately $10.0 million, which was recorded as a cumulative effect of an accounting change to adopt SFAS 142.

     The net cash used for investing activities for the six months ending September 30, 2003 was due primarily to approximately $19.1 million of net purchase of available-for-sale investments as compared to approximately $7.0 million of net purchases of the available-for-sale investments for the six months ending September 30, 2002. In addition, for the six months ending September 30, 2002, we spent approximately $1.2 million for capital expenditures.

     The net cash provided by financing activities was due primarily to the issuance of common stock and the lower amount of stock repurchases in the open market for the six months period ended September 30, 2003. In the six months period ending September 30, 2002, the net cash used by financing activities was approximated $8.1 million which was primarily due to the repurchase of our common stock in the open market.

     During the six months ending September 30, 2003, the Company repurchased 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million, including brokerage fees. During the six months ending September 30, 2002, the Company repurchased 2.2 million shares of its common stock at an average price of $3.75 in the open market at a cost of approximately $8.3 million, including brokerage fees.

     We had no significant commitments for capital expenditures as of September 30, 2003. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2003, the effects of the foreign currency fluctuations were immaterial.

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

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $29.7 million, $26.4 million and $49.9 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We have incurred net losses of approximately $3.2 and $5.0 million for the three and six months ending September 30, 2003 and have an accumulated deficit of approximately $154.1 and $149.1 million as of September 30, 2003 and March 31, 2003, respectively. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. In recent months, the number and value of our bookings has continued to decrease significantly. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods, which would significantly harm our business and operating results.

If we do not find an adequate replacement for our Chief Executive Officer, it could adversely affect our business and operating results.

     In September 2003, our Chief Executive Officer resigned from the Company. Although we have embarked on a search process to locate a successor, there can be no guarantee that such process will be successful. While the search is on-going, our executive management team must take on additional responsibilities for duties previously performed by the CEO. The search for a new CEO creates uncertainty and instability both within the Company and between the Company and its key customers and prospects. While we have entered into an agreement with our former CEO in order to provide continuity during this period, this agreement can be terminated at will and may not be successful at allaying our customers and prospect’s concerns. Moreover, when a successor is located, the transition may cause further disruptions, both internally and externally.

A decline in general economic conditions or a decrease in information technology spending could harm our results of operations.

     A change in economic conditions could lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our Interactive Selling Solutions, but decide to delay or not to implement any configuration system. Many companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justifies the expenses. A continuation of stagnation in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

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

Shareholder Derivative Action

     On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain of our officers and directors, against CSFB, as the underwriters of our IPO, and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment, and breach of contract, related to the pricing of shares in the Company’s IPO. On June 6, 2002, the shareholder plaintiff filed an amended complaint dropping the breach of contract claim against CSFB and adding claims against CSFB for breach of an agent’s duty to its principal and for violation of the California Unfair Competition Law, based on alleged violations of certain rules of the National Association of Securities Dealers.

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

     On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections. At a hearing on this matter on August 12, 2003, the Court again granted CSFB’s demurrer, with leave for plaintiff to further amend his complaint, and granted plaintiff permission to file a motion seeking to establish plaintiff’s standing pursuant to the so-called “contemporaneous ownership rule.”

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 81% and 53% of our revenues for the six months ended September 30, 2003 and 2002, respectively, and our ten largest customers accounted for 88% and 68% of our revenues for the six months ended September 30, 2003 and 2002, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Customer A	52%	*	43%	*
Customer B	15%	39%	14%	19%
Customer C	*	13%	*	17%

     We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. In general, the customer can terminate their contract on short notice. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period, or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed.

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

     Although services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three and six months ending September 30, 2003 and 2002, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

License	92%	91%	93%	91%
Services	30%	24%	27%	25%

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

     We believe that our success will depend on the continued employment of our management team and key technical personnel, none of whom, except Stephen Bennion, our Chief Financial Officer and Interim Chief Executive Officer, have an employment agreement with us. Our Chief Executive Officer, Dr. Sanjay Mittal resigned from the Company in September 2003. Dr Mittal’s departure will pose a number of challenges to the Company including on increase of responsibilities of the executive management team, the potential loss of key customer relationships, and the absence from the day-to-day operations of Dr. Mittal’s knowledge about the products and its architectures. Although Dr. Mittal continues to serve as the Company’s Chief Technical Advisor, this agreement can be terminated. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace. Consequently, our ability to manage day-to-day operations, including our operations in Pune and Chennai, India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

A substantial portion of our operations are conducted by India-based personnel, and any change in the political and economic conditions of India or in immigration policies, that adversely affects our ability to conduct our operations in India could significantly harm our business.

     We conduct development, quality assurance and professional services operations in India. As of September 30, 2003, there were 190 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

      Competition for such personnel has markedly intensified in India, where we have a large portion of our workforce. Many multinational corporations have expanded their operations into India and there is an increased demand for individuals with relevant technology experience.

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

     We have recently experienced a drastic reduction in headcount, which followed a period of rapid growth and expansion. These changes have placed significant demands on our managerial, administrative, operational, financial and other resources.

     Our rapid growth required us to manage a large number of relationships with customers, suppliers and employees, as well as a large number of complex contracts. Our recent restructuring has forced us to handle these demands with a smaller number of employees. In addition, the resignation of our Chief Executive Office has put increased responsibility on a smaller management team. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage these changes effectively, our business would be harmed.

Our results of operations will be harmed by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $11.0 million in net deferred compensation charges. During the three and six months period ending September 30, 2003, we recorded approximately $351,000 and $742,000 respectively of such charges which included the compensation expenses related to option acceleration and variable accounting, respectively. During the three and six months period ending September 30, 2002, we recorded approximately $462,000 and $931,000 respectively of such charges which included the compensation expenses related to option acceleration and variable accounting, respectively. We expect to amortize approximately $400,000 compensation for the remaining six months ending March 31, 2004 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.

     Due to the repurchase of our common stock from certain key employees during the year ended March 31, 2002, the remaining outstanding shares of our common stock which were purchased with full recourse promissory notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. During three months ending September 30, 2003, the Company recorded a total compensation expense of approximately $112,000 related to variable accounting of which approximately $112,000 was included in general and administrative expense and approximately $3,000 was included in sales and marketing expense offset by the reduction of approximately $3,000 was included in cost of goods sold. During six months ending September 30, 2003, the Company recorded a total compensation expense of approximately $149,000 related to variable accounting of which approximately $146,000 was included in general and administrative expense and approximately $3,000 was included in sales and marketing expense. In August of 2003, these notes receivable from certain key employees were paid in full along with calculated interest and the Company will not be required to revalue these options in the future.

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

     During the six months period ending September 30, 2003, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $185,000 (less than 0.2%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2003. During the six months period ending September 30, 2002, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $463,000 (less than 0.40%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2002.

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

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of September 30, 2003:

	2004	2005	Total

	(in thousands)
Auction rate securities	$25,500	$500	$26,000
Weighted Average yield	1.15%	1.20%	1.15%
Government agencies	5,429	39,237	44,666
Weighted Average yield	1.53%	1.51%	1.52%
Corporate notes & bonds	3,729	12,116	15,845
Weighted Average yield	1.39%	1.50%	1.47%

Total investments	$34,658	$51,853	$86,511

ITEM 4: CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Within the ninety-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

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

Shareholder Derivative Action

     On April 16, 2002, a shareholder derivative action was filed in the Superior Court of California, Santa Clara County, against certain of our officers and directors, against CSFB, as the underwriters of our IPO, and against the Company as nominal defendant. The action was filed by a shareholder purporting to assert on behalf of the Company claims for breach of fiduciary duty, aiding and abetting and conspiracy, negligence, unjust enrichment, and breach of contract, related to the pricing of shares in the Company’s IPO. On June 6, 2002, the shareholder plaintiff filed an amended complaint dropping the breach of contract claim against CSFB and adding claims against CSFB for breach of an agent’s duty to its principal and for violation of the California Unfair Competition Law, based on alleged violations of certain rules of the National Association of Securities Dealers.

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

     On June 17, 2003, CSFB responded to this second amended complaint by filing a demurrer (motion to dismiss) on the grounds that the plaintiff lacks standing to bring the action. Also on June 17, 2003, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s demurrer, while reserving other objections. At a hearing on this matter on August 12, 2003, the Court again granted CSFB’s demurrer, with leave for plaintiff to further amend his complaint, and granted plaintiff permission to file a motion seeking to establish plaintiff’s standing pursuant to the so-called “contemporaneous ownership rule.”

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

Settlement Agreement

     In July 2002, the Company received a complaint from a former employee over a commission matter. Since then, we have been defending this matter vigorously and were not able to estimate the likelihood or an unfavorable result or the range of any potential loss to the Company. In August 2003, this matter was brought to arbitration and settled with the former employee for the amount of $550,000, which is included as an expense to sales and marketing.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Modification of Constituent Instruments

Not applicable

(b) Change in Rights

Not applicable

(c) Issuances of Securities

Not applicable

(d) Use of Proceeds

Not applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders in San Jose, California on September 18, 2003. Of the 31,260,477 shares outstanding as of the record date, 24,142,363 shares were represented by proxy at the meeting on September 18, 2003. At the meeting the following actions were voted upon:

1.	To elect the following directors to serve for a term ending upon the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified:

	FOR	WITHHELD
John Fisher	26,228,445	286,468
Michael Lyons	26,400,559	114,354

2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2004:

FOR	AGAINST	ABSTAIN
26,440,926	69,645	4,339

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

A. Exhibits

Exhibit 10.1
Settlement Agreement and General Release between the Company and David Choi, dated August 13, 2003.

Exhibit 10.2
Letter Agreement between the Company and Sanjay Mittal, dated September 22, 2003.

Exhibit 31.1
Certification of Chief Executive Officer (Interim) and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1
Certification of Chief Executive Officer (Interim) and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

The following Current Report on Form 8-K has been filed by the Company during the quarter for which this report is filed:

     On September 10, 2003, the Company reported under Item 7 “Financial Statements and Exhibits” and Item 9 “Regulation FD Disclosure” the text of the press release of Selectica, Inc. (the “Company”) issued on September 8, 2003. In its press release, the Company announced that it has initiated a search for a new Chief Executive Officer to replace Dr. Sanjay Mittal, who is stepping down as Chairman and CEO of the Company for personal reasons. In its press release, the Company reaffirmed its guidance for the quarter ended September 30, 2003. In connection with the issuance of the press release, the Company held a conference call to discuss the press release.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2003

SELECTICA, INC.

	By:	/s/ STEPHEN BENNION
Stephen R. Bennion
Chief Executive Officer (Interim),
Chief Financial Officer, and Secretary

EXHIBIT INDEX

Exhibit 10.1
Settlement Agreement and General Release between the Company and David Choi, dated August 13, 2003.

Exhibit 10.2
Letter Agreement between the Company and Sanjay Mittal, dated September 22, 2003.

Exhibit 31.1
Certification of Chief Executive Officer (Interim) and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1
Certification of Chief Executive Officer (Interim) and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.