Form 10-Q
period 2003-12-31
SELECTICA INC
filed 2004-02-11
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of January 31, 2004, was 31,681,396.

FORM 10-Q
SELECTICA INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31,	March 31,
	2003	2003 *

Assets
Current assets:
Cash and cash equivalents	$27,932	$54,993
Short-term investments	50,232	54,224
Accounts receivable, net of allowance for doubtful accounts of $281 and $741, respectively	2,369	3,485
Prepaid expenses and other current assets	2,360	3,863
Investments, restricted – short term	290	1,288

Total current assets	83,183	117,853
Property and equipment, net	3,880	5,274
Other assets	561	710
Long-term investments	35,732	13,134
Investments, restricted – long term	179	178

Total assets	$123,535	$137,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$914	$936
Accrued payroll and related liabilities	1,790	1,932
Other accrued liabilities	2,607	3,377
Deferred revenues	5,519	16,486

Total current liabilities	10,830	22,731
Other long term liabilities	1,413	1,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	4	4
Additional paid-in capital	287,232	284,454
Deferred compensation	(323)	(1,869)
Stockholder notes receivable	—	(730)
Accumulated deficit	(154,614)	(149,114)
Accumulated other comprehensive income	18	7
Treasury stock	(21,025)	(19,672)

Total stockholders’ equity	111,292	113,080

Total liabilities and stockholders’ equity	$123,535	$137,149

     * Amounts derived from audited financial statements at the date indicated

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues:
License	$4,796	$2,691	$13,825	$8,303
Services	5,189	7,278	17,863	20,712

Total revenues	9,985	9,969	31,688	29,015
Cost of revenues:
License	289	194	880	721
Services	4,109	4,366	13,395	14,379

Total cost of revenues	4,398	4,560	14,275	15,100

Gross profit	5,587	5,409	17,413	13,915
Operating expenses:
Research and development	3,149	3,018	9,945	9,963
Sales and marketing	3,044	4,575	11,202	14,944
General and administrative	1,327	1,252	4,079	4,862

Total operating expenses	7,520	8,845	25,226	29,769

Loss from operations	(1,933)	(3,436)	(7,813)	(15,854)
Other Income	1,092	—	1,092	—
Interest Income	388	760	1,221	2,439

Loss before provision for income taxes and cumulative effect of an accounting change	(453)	(2,676)	(5,500)	(13,415)
Provision for income taxes	—	—	—	—

Loss before cumulative effect of an accounting change	(453)	(2,676)	(5,500)	(13,415)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(9,974)

Net loss	$(453)	$(2,676)	$(5,500)	$(23,389)

Basic and diluted net loss per share before cumulative effect of an accounting change	$(0.01)	$(0.08)	$(0.18)	$(0.41)
Cumulative effect of an accounting change	—	—	—	(0.31)

Basic and diluted net loss per share	$(0.01)	$(0.08)	$(0.18)	$(0.72)

Weighted-average shares of common stock used in computing basic and diluted, net loss per share	31,235	31,609	30,930	32,668

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 31,

	2003	2002

Operating activities
Net loss	$(5,500)	$(23,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,701	2,709
Amortization of deferred compensation	957	1,367
Compensation expense related to variable accounting	149	51
Accelerated vesting of stock option to employees	48	248
Net gain on sale of eInsurance assets	(1,092)	—
Cumulative effect of an accounting change to adopt SFAS 142	—	9,974
Changes in assets and liabilities:
Accounts receivable	1,116	822
Prepaid expenses and other current assets	1,503	(7)
Other assets	149	(591)
Accounts payable	(22)	(490)
Accrued payroll and related liabilities	(142)	(667)
Other accrued liabilities	(695)	6
Deferred revenues	(10,967)	(4,969)

Net cash used for operating activities	(12,795)	(14,936)
Investing activities
Capital expenditures	(307)	(1,332)
Proceeds from restricted investments	998	—
Net proceeds from sale of eInsurance assets	1,092	—
Purchase of short term investments	(73,737)	(70,241)
Proceeds from maturities of short-term investments	98,134	85,621
Purchase of long term investments	(60,593)	(65,391)
Proceeds from maturities of long-term investments	17,600	57,403

Net cash provided by (used in) investing activities	(16,813)	6,060
Financing activities
Cost of stock repurchase	(1,305)	(11,646)
Proceeds from notes receivable	730	34
Proceeds from issuance of common stock, net of purchase	3,122	673

Net cash provided by (used in) financing activities	2,547	(10,939)
Net decrease in cash and cash equivalents	(27,061)	(19,815)
Cash and cash equivalents at beginning of the period	54,993	52,757

Cash and cash equivalents at end of the period	$27,932	$32,942

Supplemental cash flow information
Deferred compensation related to cancelled stock options	$589	$281
Change in unrealized gain on available for sales securities	$11	$130

See accompanying notes.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     1.     Basis of Presentation

     The condensed consolidated balance sheet as of December 31, 2003, the condensed consolidated statements of operations for the three and nine months ended December 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2003 and 2002, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2003, and the results of operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2003 has been derived from the audited consolidated financial statements at that date.

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

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of December 31, 2003, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at December 31, 2003 and March 31, 2003. The Company considers all investment securities with maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

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

Allowance for Doubtful Accounts

     The Company evaluates the collectibility of our accounts receivable based on a combination of factors. When the Company believes a collectibility issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that the Company believes to be collectible. For all other receivables, the Company records an allowance based on an assessment of the aging of such receivables, the Company’s historical experience with bad debts and the general economic environment. Quarterly fluctuations in the allowance account are recorded as a reduction or increase in service revenues.

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

     In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

     For those contracts that include contract milestones or acceptance criteria the Company recognizes revenue as such milestones are achieved or as such acceptance occurs.

     For those contracts with unspecified future products and services which are not essential to the functionality of the other elements of the arrangement, license revenue is recognized by the subscription method over the length of time the unspecified future product is available to the customer.

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

Customer Concentrations

     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Customer A	49%	*	45%	*
Customer B	18%	*	*	*
Customer C	13%	35%	14%	25%
Customer D	*	*	*	14%

* Revenues were less than 10%.

     Customers who accounted for at least 10% of net accounts receivable were as follows:

	December 31,	March 31,
	2003	2003

Customer A	37%	12%
Customer B	16%	*
Customer C	11%	*
Customer D	*	20%
Customer E	*	13%

* Customer account was less than 10% of net accounts receivable.

Warranties and Indemnifications

     The Company generally provides a warranty for its software product to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of December 31, 2003 and March 31, 2003. To date, the Company has not refunded any amounts in relation to the warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of December 31, 2003.

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

Accumulated Other Comprehensive Income

     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income is comprised of net unrealized gains on available for sale securities of approximately $18,000 and $7,000 at December 31, 2003 and March 31, 2003, respectively.

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

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(453)	$(2,676)	$(5,500)	$(23,389)
Add: Stock-based employee compensation expense included in reported net loss	215	436	958	1,367
Deduct:Total stock-based employee compensation expense determined under fair value based method for all awards	4,398	5,929	14,863	18,114
Pro forma net loss	$(4,636)	$(8,169)	$(19,405)	$(40,136)

Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.08)	$(0.18)	$(0.72)

Basic and diluted – pro forma	$(0.15)	$(0.26)	$(0.63)	$(1.23)

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

     Export revenues are attributable to countries based on the location of the customers. During the three and nine months ended December 31, 2003, sales to international locations were derived primarily from Canada, France,

Germany, India, Japan, New Zealand, Sweden, and the United Kingdom. During the three and nine months ended December 31, 2002, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden, and the United Kingdom.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

International revenues	8%	27%	9%	22%
Domestic revenues	92%	73%	91%	78%
Total Revenues	100%	100%	100%	100%

     As of December 31, 2003 and March 31, 2003, the Company held long-lived assets outside of the United States with a net book value of approximately $1.4 million and $1.7 million, respectively, of which approximately $1.4 million and $1.6 million, respectively, were in India.

3. Contract termination

     During the three months ended December 31,2003, the Company terminated a license and services contract in connection with the sale of certain intellectual property assets to Accenture. Pursuant to our agreement with that customer, the Company will retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurred. As a result of this termination, the Company recognized revenue in the amount of cash received, for licenses and for implementation services. For the quarter ending December 31, 2003, we recognized approximately $849,000 of license revenue and approximately $964,000 of services revenue from the cancelled contract.

4. Sale of eInsurance Assets

     In December 2003, pursuant to an asset purchase agreement the Company sold its suite of intellectual property assets targeted specifically for the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000 including approximately $250,000 in bonuses and approximately $30,000 for compensation related to acceleration of stock option vesting. The Company recognized approximately $1.1 million in other income during the quarter.

5. Concurrent Transaction

     The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three months ending December 31, 2003, the Company recognized approximately $21,000 of revenue and did not purchase any professional services from the value added reseller. For the nine months ending December 31, 2003, the Company recognized approximately $225,000 in license and service royalty revenue, which is net of approximately $68,000 professional services purchased by the Company. For the three and nine months ending December 31, 2002, the Company recognized approximately $320,000 and $371,000 as license and service revenue and did not purchase any professional services from the value added reseller.

6. Related Party Transaction and Severance Agreement

     In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company has agreed to have him continue as Chief Technical Advisor (“CTA”). Pursant to this arrangement, Dr. Mittal will receive $20,000 per month for his services and this arrangement will continue until either party terminates the CTA service. During the three and nine months period ending December 31, 2003, the Company recorded approximately $60,000 and $75,000, respectively as outside services expense in research and development. In the event that Dr. Mittal’s role as CTA terminates, subject to certain conditions, he will be entitled to receive a lump-sum severance payment of $412,500. The Company believes that the payment is estimatable and probable, and therefore, has accrued for this amount. This amount was recorded in September 2003, as compensation expense of which approximately $93,000 was included in cost of goods sold, approximately $231,000 was included in research and development, approximately $52,000 as sales and marketing expense and approximately $37,000 was included in general and administrative expense.

7. Stockholder notes receivable

     As a result of the repurchase of shares of common stock, which were originally issued in exchange for full recourse promissory notes, from certain key employees during the year ended March 31, 2002, the remaining 166,772 shares issued to these employees and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. In August of 2003, these notes receivable from certain key employees were paid in full along with calculated interest and the Company will not be required to revalue these options in the future.

     During the three month period ended December 31, 2002, due to a decline in fair market value of the common stock, the Company recorded a reduction in compensation expense related to stock issued in conjunction with promissory notes of approximately $178,000 of which approximately $55,000 was recorded as a reduction of cost of goods sold, $1,000 was recorded as a reduction of sales and marketing expense and $122,000 was recorded as a reduction of general and administrative expense. During the nine month period ending December 30, 2003, the Company recorded total compensation expense of approximately $149,000 of which approximately $3,000 was included in sales and marketing expense and approximately $146,000 was included in general and administrative expense. During the nine month period ended December 31, 2002, the Company recorded a total compensation expense of approximately $51,000 related to variable accounting of which approximately $35,000 was included in cost of goods sold, $2,000 was included in sales and marketing expense and $14,000 was included in general and administrative expense.

8. Stockholders’ Equity

Deferred Compensation

     During the three and nine months ending December 31, 2003, 37,000 and 102,500 options were granted to employees with exercise prices that were less than fair value, respectively. During the three and nine months ending December 31, 2002, 19,250 and 40,500 options were granted to employees with exercise prices that were less than fair value, respectively. Such compensation will be amortized over the vesting period of the options, typically four years. For the three months ended December 31, 2003 and 2002, the Company amortized approximately $215,000 and $436,000 of deferred compensation, respectively. For the nine months ended December 31, 2003 and 2002, the Company amortized approximately $958,000 and $1,367,000 of deferred compensation, respectively.

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

     During the three month period ended December 31, 2003, the Company did not repurchase any shares of its common stock. During the three month period ended December 31, 2002, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $2.62 in the open market at a cost of approximately $3.3 million including brokerage fees. During the nine month period ended December 31, 2003, the Company repurchased 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million including brokerage fees. During the nine month period ended December 31, 2002, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $11.6 million including brokerage fees.

     The aggregate of the purchases since the authorizations by the Board of Directors was approximately 6.2 million shares at the cost of approximately $21.0 million including brokerage fees.

Warrants

     In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company’s common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and was fully amortized and recorded as research and development expenses during the year ended March 31, 2002. In October 2003 and January 2004, 33,333 shares and 66,666 shares, respectively were net exercised.

9. Income Taxes

     The Company did not record any income tax provision for the three and nine months ended December 31, 2003 and 2002, respectively.

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

10. Computation of Basic and Diluted Net Loss Per Share

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 30,

	2003	2002	2003	2002

	(in thousands)
Net loss	$(453)	$(2,676)	$(5,500)	$(23,389)

Basic and diluted:
Weighted-average shares of common stock outstanding	31,236	31,695	30,945	32,799
Less weighted-average shares subject to repurchase	(1)	(86)	(15)	(131)

Weighted-average shares used in computing basic and diluted, net loss per share	31,235	31,609	30,930	32,668

Basic and diluted, net loss per share	$(.01)	$(0.08)	$(0.18)	$(0.72)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	647	6,482	3,306	5,988
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	6,901	3,207	4,242	3,701
Common shares excluded resulting from common stock subject to repurchase	—	69	—	69

Total common stock equivalents excluded from diluted net loss per common share	7,548	9,758	7,548	9,758

11. Comprehensive Loss

     The components of comprehensive loss, net of related income tax, for the three and nine months ended December 31, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands)
Net loss	$(453)	$(2,676)	$(5,500)	$(23,389)
Change in unrealized gain (loss) on securities	(38)	24	11	130

Comprehensive loss	$(491)	$(2,652)	$(5,489)	$(23,259)

12. Litigation

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

13. Restructuring

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

     During the nine month period ending December 31, 2003, the Company has not recorded any restructuring accruals and approximately $198,000 of severance and legal fees were paid to the terminated employees associated with the restructuring activities for Plan 3, respectively.

     As of December 31, 2003, the balance of the reserve for restructuring was approximately $66,000, which was included in Other Accrued Liabilities in the accompanying consolidated balance sheet. The activity in the accrued restructuring balances from March 31, 2003 to December 31, 2003 is as follows:

     Severance and Related Benefits:

(in thousands)
Accrual balance, March 31, 2003	$264
Payments for the nine months ended December 31, 2003 — Plan 3	(198)

Accrual balance, December 31, 2003	$66

14. Goodwill

     During the three months ending June 30, 2002, the Company wrote off approximately $10.0 million of the goodwill due primarily to the adoption of SFAS 142 and it is summarized as follows:

(in thousands)
Goodwill, net as of March 31, 2002	$9,974
Amortization for the three months ending June 30, 2002	—
Cumulative effect of an accounting change to adopt SFAS 142	(9,974)

Goodwill, net as of December 31, 2002	$—

15. Recent Accounting Pronouncements

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Selectica has not invested in any new VIEs created after January 31, 2003. Selectica is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

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

Overview

     Selectica is a leading provider of Interactive Selling Solutions (ISS) software that enables enterprises to reduce costs and enhance revenue from complex product and services offerings. Our solutions unify customers’ business processes to correctly configure, price, and quote offerings across multiple distribution channels. As a result, we help improve operating results by reducing process costs, optimizing pricing, reducing or eliminating rework and concessions, and avoiding high-risk business. Businesses that deploy ISS are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our Interactive Selling Solutions have been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s ISS have demonstrated an ability to increase productivity, improve order accuracy, increase return on investment and establish and maintain a competitive advantage. Selectica’s customers represent manufacturing and service leaders including: ABB, Aetna, British Telecom, Cisco, Dell, General Electric, Fireman’s Fund Insurance Company, Hitachi, IBM, Mitel, Rockwell Automation and Tellabs.

Quarterly Financial Overview

     For the three months ended December 31, 2003, our revenue was approximately $10.0 million with license revenues representing 48% and services revenues representing 52% of total revenues. In addition, approximately 80% of our quarterly revenue came from three customers. License margin for the quarter was 94% and services margin was 21%. Services margins were impacted by one significant contract which we recognized during the quarter that had substandard margins. During the quarter we also recognized approximately $1.1 million in other income relating to the sale of our health insurance assets to Accenture. Net loss for the quarter was approximately $453,000.

     We did see a significant increase in our bookings this quarter in comparison to the prior three quarters where we witnessed a decline in the number and value of our bookings. Because there is a timing difference between bookings and revenue recognition, we believe the decline in bookings in the prior quarter will cause our revenues to decrease in the next quarter or two. In addition, we will need to continue to maintain or increase our level of bookings on a quarterly basis in order to increase our reported revenues. On the expense side, we are planning to reduce quarterly operating expense levels to balance them with expected revenues.

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

     For those contracts with unspecified future products and services which are not essential to the functionality of the other elements of the arrangement, license revenue is recognized by the subscription method over the length of time the unspecified future product is available to the customer.

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

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element as noted below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Contract Accounting	48%	83%	48%	79%
Residual Method	0%	2%	1%	5%
Subscription Method (includes Maintenance)	52%	16%	50%	16%

Total Revenues	100%	100%	100%	100%

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

Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Customer A	49%	*	45%	*
Customer B	18%	*	*	*
Customer C	13%	35%	14%	25%
Customer D	*	*	*	14%

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of December 31, 2003, we had an accumulated deficit of approximately $154.6 million. We believe our success depends on the growth of our customer base and the development of the emerging Interactive Selling Solutions market.

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

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has decreased significantly. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods that could significantly harm our business and operating results. While we plan to balance expense levels with projected revenues, if our bookings do not improve, we may not be able to sufficiently reduce our expenses, and this would adversely affect our operating results. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     During the three month period ended December 31, 2002, due to a decline in fair market value of the common stock, the Company recorded a reduction in compensation expense related to stock issued in conjunction with promissory notes of approximately $178,000 of which approximately $55,000 was recorded as a reduction of cost of goods sold, $1,000 was recorded as a reduction of sales and marketing expense and $122,000 was recorded as a reduction of general and administrative expense. During the nine month period ending December 30, 2003, the Company recorded total compensation expense of approximately $149,000 of which approximately $3,000 was included in sales and marketing expense and approximately $146,000 was included in general and administrative expense. During the nine month period ended December 31, 2002, the Company recorded a total compensation expense of approximately $51,000 related to variable accounting of which approximately $35,000 was included in cost of goods sold, $2,000 was included in sales and marketing expense and $14,000 was included in general and administrative expense.

     During the three month period ended December 31, 2003, the Company did not repurchase any shares of its common stock. During the three month period ended December 31, 2002, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $2.62 in the open market at a cost of approximately $3.3 million including brokerage fees. During the nine month period ended December 31, 2003, the Company repurchased 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million including brokerage fees. During the nine month period ended December 31, 2002, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $11.6 million including brokerage fees.

     The aggregate of the purchases since the authorizations by the Board of Directors was approximately 6.2 million shares at the cost of approximately $21.0 million including brokerage fees.

     In connection with a development agreement entered into in April 2001, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock. The Company determined the fair value of the warrant using the Black-Scholes valuation model assuming a fair value of the Company’s common stock at $3.53 per share, risk free interest rate of 6%, dividend yield of 0%, volatility factor of 99% and expected life of 3 years. The value of the warrant was estimated to be approximately $227,000 and was fully amortized and recorded as research and development expenses during the year ended March 31, 2002. In October 2003 and January 2004, 33,333 shares and 66,666 shares, respectively were net exercised.

Results of Operations

Revenues

	Three Months Ended			Nine Months Ended
	December 31			December 31
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)
License	$4,796	$2,691	78%	$13,825	$8,303	67%
Percentage of total revenues	48%	27%		44%	29%
Services	$5,189	$7,278	(29)%	$17,863	$20,712	(14)%
Percentage of total revenues	52%	73%		56%	71%
Total revenues	$9,985	$9,969	0%	$31,688	$29,015	9%

     License. License revenues increased significantly in the three and nine months period ending December 31, 2003 as compared to the three and nine months period ending December 31, 2002, due primarily to a new customer which had signed a contract in December 2002 but had not taken delivery of all the software elements until April 2003. Despite the license revenues growth in the period ended December 31, 2003, the slowdown in the economy has still caused a significant decrease in technology spending and negatively impacted the productivity of our sales force.

     Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of-pocket reimbursements. The service revenues for the three and nine months period ending December 31, 2003 was slightly lower compared to the three and nine months ending December 31, 2002. The decrease primarily relates to the fewer opportunities provided by new license sales offset by our clients’ demand for the expansion of their initial application.

     Due to fluctuations in the allowance for doubtful accounts, we recorded a decrease to services revenues of approximately $57,000 and an increase of $219,000 for the three and nine months ended December 31, 2003 respectively.

     During the three months ended December 31, 2003, the Company terminated a license and services contract in connection with the sale of certain intellectual property assets to Accenture. Pursuant to our agreement with that customer, the Company will retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurred. As a result of this termination, the Company recognized revenue in the amount of cash received, for licenses and for implementation services. For the quarter ending December 31, 2003, we recognized approximately $849,000 of license revenue and approximately $964,000 of services revenue from the cancelled contract.

     We believe that the overall revenues will decrease in the coming quarter. We also expect revenues to continue to fluctuate due to the changing number and size of new customers, number of consulting projects and maintenance contracts, and general economic conditions. In addition, we expect our revenues mix to continue to fluctuate on a quarter-to-quarter basis.

Cost of revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)
Cost of license revenues	$289	$194	49%	$880	$721	22%
Percentage of license revenues	6%	7%		6%	9%
Cost of services revenues	$4,109	$4,366	(6)%	$13,395	$14,379	(7)%
Percentage of services revenues	79%	60%		75%	69%

     Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The increase in costs of license revenue during the three and nine months ending December 31, 2003 from the three and nine months ending December 31, 2002 was primarily due to increased license sales, which resulted in increase in the amount of royalty fees associated with third-party software and other sales associated costs. We anticipate that cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.

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

     During the three months ending December 31, 2003, we amortized approximately $99,000 for deferred compensation related to stock options. During the three months ending December 31, 2002, we amortized approximately $157,000 for deferred compensation related to stock options offset by approximately $55,000 for compensation related to variable accounting.

     During the nine months ending December 31, 2003, we amortized approximately $342,000 for deferred compensation related to stock options, expensed approximately $93,000 related to the lump-sum severance payment to the CTA, and recorded approximately $2,000 for compensation related to acceleration of stock option vesting. For the nine months ending December 31, 2002, we amortized approximately $502,000 for deferred compensation related to stock options, recorded approximately $259,000 for restructuring charges, recorded approximately $231,000 for compensation related to acceleration of stock option vesting, and recorded approximately $35,000 for compensation related to variable accounting.

     We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars from the next year as necessary to balance expense levels with projected revenues.

Gross Margins

     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

License	94%	93%	94%	91%
Services	21%	40%	25%	31%

     We experienced a slight increase in license margins during the three and nine months ending December 31, 2003 from the three and nine months ending December 31, 2002. Some of our software has embedded third-party software for which royalties need to be paid. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix.

     . The increase in margins during the three and nine months ending December 31, 2003 from the three and nine months ending December 31, 2002 were attributable to the decreased costs associated with restructuring, non-cash charges associated with the acceleration of stock option and variable accounting, and the reduction in the number of employees within the professional services organization.

Expenses

	December 31,			December 31,
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)
Research and development	$3,149	$3,018	4%	$9,945	$9,963	0%
Percentage of total revenues	32%	30%		31%	34%
Sales and marketing	$3,044	$4,575	(33)%	$11,202	$14,944	(25)%
Percentage of total revenues	30%	46%		35%	52%
General and administrative	$1,327	$1,252	6%	$4,079	$4,862	(16)%
Percentage of total revenues	13%	13%		13%	17%

     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The slight increase in research and development expense during the three months ending December 31, 2003 from the three months ending December 31, 2002 was due primarily due to the CTA service arrangement. Research and development expenses did not fluctuate during the nine months ending December 31, 2003 from the nine months ending December 31 2002 because the increase for the CTA service arrangement in the current year was approximately equal to other outside consulting expenses incurred in the prior year.

     During the three months ending December 31, 2003, we amortized approximately $31,000 for deferred compensation related to stock options. During the three months ending December 31, 2002, we amortized approximately $62,000 for deferred compensation related to stock options.

     During the nine months ending December 31, 2003, we expensed approximately $231,000 related to the lump-sum severance payment to the CTA and approximately $150,000 for deferred compensation related to stock options.

     During the nine months ending December 31, 2002, we recorded approximately $142,000 for restructuring charges, and amortized approximately $192,000 for deferred compensation related to stock options. We plan to reduce our investment research and development in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease in sales and marketing expense during the three and nine months ending December 31, 2003 from the three and nine months ending December 31, 2002 was due primarily to a reduction in spending on marketing programs, decrease of sales commissions and salaries and reduction in the allocation of fixed overhead costs as a result of the reduced headcount in these areas. This was offset by severance benefits paid to terminated employees not associated with restructuring and the settlement with a former employee over a commission matter.

     During the three months ending December 31, 2003, we amortized approximately $76,000 for deferred compensation related to stock options, and recorded approximately $17,000 for compensation related to acceleration of stock option vesting. During the three months ending December 31, 2002, we amortized approximately $134,000 for deferred compensation related to stock options.

     During the nine months ending December 31, 2003, we recorded charges of approximately $735,000 of termination and settlement fees paid to former employees, expensed approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition, amortized approximately $304,000 for deferred compensation related to stock options, expensed approximately $52,000 related to the lump-sum severance payment to the CTA, recorded approximately $17,000 for compensation related to acceleration of stock option vesting, and recorded approximately $3,000 for compensation related to variable accounting. During the nine months ending December 31, 2002, we recorded approximately $390,000 for restructuring charges, amortized approximately $424,000 for deferred compensation related to stock options, recorded approximately $17,000 for compensation related to acceleration of stock option vesting, and recorded approximately $2,000 for compensation related to variable accounting. We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The increase in general and administrative expense during the three months ending December 31, 2003 from the three months ending December 31 2002 was due primarily to payments made for the ongoing CEO search. The decrease in general and administrative expense during the nine months ending December 31, 2003 from the nine months ending December 31, 2002 was due primarily to reduction of the allowance for doubtful accounts as a result of lower bad debt exposure from lower levels of accounts receivable and our restructuring efforts including headcount reductions.

     During the three months ending December 31, 2003, we amortized approximately $9,000 for deferred compensation related to stock options. During the three months ending December 31, 2002, amortized approximately $83,000 for deferred compensation related to stock options offset by approximately $122,000 for compensation related to variable accounting.

     During the nine months ending December 31, 2003, we amortized approximately $162,000 for deferred compensation related to stock options, recorded approximately $146,000 for compensation related to variable accounting and expensed approximately $37,000 related to the lump-sum severance payment to the CTA. During the nine months ending December 31, 2002, we recorded approximately $720,000 for restructuring charges, amortized approximately $249,000 for deferred compensation related to stock options, and recorded approximately $14,000 for compensation related to variable accounting. We anticipate that general and administrative expenses in the near future will include costs to comply with newly-proposed and enacted rules and regulations promulgated by the SEC and the NASDAQ stock market, including costs to use additional outside legal, accounting and advisory services.

Other Income

     In December 2003, pursuant to an asset purchase agreement the Company sold its suite of intellectual property assets targeted specifically for the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000 including approximately $250,000 in bonuses and approximately $30,000 for compensation related to acceleration of stock option vesting. The Company recognized approximately $1.1 million in other income during the quarter.

Interest Income

     Interest Income consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. In August of 2003, all notes receivable from certain key employees were paid in full along with calculated interest.

     During the three and nine months ending December 31, 2003, interest income totaled approximately $388,000 and $1,221,000, respectively. During the three and nine months ending December 31, 2002, interest income totaled approximately $760,000 and $2,439,000, respectively. The decrease for these periods was due primarily to lower interest rates and the reduction of cash and investments balance due to these amounts being used for the operation of our business.

Provision for Income Taxes

     The Company did not record any income tax provision for the three and nine months ending December 31, 2003 and 2002, respectively.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Selectica has not invested in any new VIEs created after January 31, 2003. Selectica is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Liquidity and Capital Resources

	December 31,	March 31,
	2003	2003	Change

	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$78,164	$109,217	(28)%
Working capital	$72,353	$95,122	(23)%

	Nine Months Ended
	December 31,

	2003	2002	Change

	(in thousands, except percentages)
Net cash used in operating activities	$(12,795)	$(14,936)	14%
Net cash provided by (used in) investing activities	$(16,813)	$(6,060)	(377)%
Net cash provided by (used in) financing activities	$2,547	$(10,939)	123%

     We have funded our operations with proceeds from the private sale of common and our initial public offering. Our primary sources of liquidity consisted of approximately $78.2 million in cash, cash equivalents and short-term investments and approximately $35.7 million in long-term investments for a total of approximately $113.9 million as of December 31, 2003 compared to approximately $109.2 million in cash, cash equivalents and short-term investments and approximately $13.1 million in long-term investments for a total of approximately $122.3 million as of March 31, 2003. During the nine months ending December 31, 2003, the decrease in cash and cash equivalents was primarily related to approximately $12.8 million of cash used in operations, approximately $16.8 million net purchases of short and long-term investments offset by the issuance of common stock.

     We experienced a net decrease in working capital at December 31, 2003 as compared to March 31, 2003 primarily due to the cash used in operations, stock repurchases and purchases in excess of proceeds from long-term investments.

     The net cash used for operating activities for the nine months ending December 31, 2003 was due primarily to net loss adjusted for non-cash expenses, net gain on the sale of eInsurance assets, and the decreases in current assets offset by the decreases in liabilities and deferred revenue. The net cash used in operating activities for the nine months ending December 31, 2002 was due primarily to net loss adjusted for non-cash expenses and a non-cash charge of goodwill amounting to approximately $10.0 million, which was recorded as a cumulative effect of an accounting change to adopt SFAS 142.

     The net cash used for investing activities for the nine months ending December 31, 2003 was due primarily to approximately $18.6 million of net purchase of available-for-sale investments as compared to approximately $7.4 million of net purchases of available-for-sale investments for the nine months ending December 31, 2002. We also received net proceeds of approximately $1.1 million relating to the sale of eInsurance assets. In addition, for the nine months ending December 31, 2002, we spent approximately $1.3 million for capital expenditures.

     The net cash provided by financing activities was due primarily due to the issuance of approximately $3.1 million of common stock offset by $1.3 million of stock repurchases in the open market for the nine months period ended December 31, 2003. In the nine months period ending December 31, 2002, the net cash used by financing activities was approximated $10.9 million that was primarily due to the repurchase of our common stock in the open market.

     During the nine months ending December 31, 2003, the Company repurchased 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million, including brokerage fees. During the nine months ending December 31, 2002, the Company repurchased 3.5 million shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $11.6 million, including brokerage fees.

     We had no significant commitments for capital expenditures as of December 31, 2003. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2003, the effects of the foreign currency fluctuations were immaterial.

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

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $29.7 million, $26.4 million and $49.9 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. We have incurred net losses of approximately $0.5 and $5.5 million for the three and nine months ending December 31, 2003 and have an accumulated deficit of approximately $154.6 and $149.1 million as of December 31, 2003 and March 31, 2003, respectively. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has decreased significantly. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods that could significantly harm our business and operating results.

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 78% and 54% of our revenues for the nine months ended December 31, 2003 and 2002, respectively, and our ten largest customers accounted for 90% and 66% of our revenues for the nine months ended December 31, 2003 and 2002, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Customer A	49%	*	45%	*
Customer B	18%	*	*	*
Customer C	13%	35%	14%	25%
Customer D	*	*	*	14%

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

     The sales cycle of our products has historically averaged between four and nine months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we intend to target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

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

     We depend on our direct sales force for all of our current sales and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services and our results of operation could be significantly harmed. We continue to have a high rate of turnover in our executive sales positions. If our sales management fails to successfully integrate into the Company or improve the performance of the sales personnel, it could have a material adverse on our business.

If we are unable to manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.

     We need to better manage our professional services organization to assist our customers with implementation and maintenance of our products. Because professional services have been expensive to provide, we must improve the management of our professional services organizations to improve our results of operations. Improving the efficiency of our consulting services is dependent upon attracting and retaining experienced project managers. In addition, because of market conditions, the pricing of services projects has made it difficult to improve operating margins.

     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three and nine months ending December 31, 2003 and 2002, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

License	94%	93%	94%	91%
Services	21%	40%	25%	31%

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

Our sale of intellectual property assets to Accenture presents a number of new challenges to the Company.

     We recently sold the rights to intellectual property assets in our eInsurance business to Accenture. This transaction requires us to take on a number of responsibilities that we have not previously undertaken. Our business relationship requires us to provide support to users of our software products through a third party, assist in the transition of existing eInsurance customers to a new support and services arrangement and transition a number of our employees to Accenture. If we fail to successfully transition our existing customers or provide support for our new partner, it could damage our reputation in the marketplace. If we are unable to transition our employees, we may need to deploy additional resources to assist in the success of our partner and our customers. A failure in any of these undertakings could harm our results of operations.

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

     We conduct development, quality assurance and professional services operations in India. As of December 31, 2003, there were 183 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

     We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold nine patents in U.S. In addition, we have two trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

Our planned reduction in expense will place a significant strain on our management systems and resources, and if we fail to manage these changes, our business will be harmed.

     We intend to further reduce our operating expenses. This will follow a drastic reduction in headcount, which followed a period of rapid growth and expansion. These planned changes will place increased demands on our managerial, administrative, operational, financial and other resources.

     Our rapid growth required us to manage a large number of relationships with customers, suppliers and employees, as well as a large number of complex contracts. Additional cost cutting measures will force us to handle these demands with a smaller number of employees. In addition, the resignation of our Chief Executive Office has put increased responsibility on a smaller management team. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage these changes effectively, our business would be harmed.

Our results of operations will be harmed by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $11.2 million in net deferred compensation charges. During the three and nine months period ending December 31, 2003, we recorded approximately $263,000 and $1,154,000 respectively of such charges which included the compensation expenses related to option acceleration and variable accounting, respectively. During the three and nine months period ending December 31, 2002, we recorded approximately $159,000 and $1,666,000 respectively of such charges which included the compensation expenses related to option acceleration and variable accounting, respectively. We expect to amortize approximately $189,000 compensation for the remaining three months ending March 31, 2004 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.

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

RISKS RELATED TO THE INDUSTRY

If use of the Internet does not continue to reliably support the demands placed on it as a business platform, the market for our products and services may be adversely affected, and we may not achieve anticipated sales growth.

     Growth in sales of our products and services depends upon the continued and increased use of the Internet as a medium for commerce and communication. The use of the Internet as a business platform is a relatively recent phenomenon and may not continue to develop. In addition, the Internet infrastructure may not continue to develop to support additional usage and the accompanying bandwidth requirements. Concerns over well-publicized security breaches may slow the use of the Internet as a businesses platform, while privacy concerns over inadequate security of information distributed over the Internet may also slow the adoption of electronic commerce by individual consumers. Other risks associated with commercial use of the Internet could slow its growth, including:

•	inadequate reliability of the network infrastructure;

•	slow development of enabling technologies and complementary products; and

•	limited accessibility and ability to deliver quality service.

     If these concerns are not sufficiently addressed the Internet may not continue develop as an important channel for business communication, which is necessary for us to increase sales.

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

     During the nine months period ending December 31, 2003, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $294,000 (less than 0.33%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2003. During the nine months period ending December 31, 2002, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $189,000 (less than 0.18%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2002.

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

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of December 31, 2003:

	2004	2005	Total

	(in thousands)
Auction rate securities	$19,675	$500	$20,175
Weighted Average yield	1.26%	1.2%	1.26%
Corporate notes & bonds	3,297	14,046	17,343
Weighted Average yield	1.10%	1.50%	1.39%
Government agencies	2,806	45,640	48,446
Weighted Average yield	1.21%	1.60%	1.56%

Total investments	$25,778	$60,186	$85,964

ITEM 4: CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Modification of Constituent Instruments

Not applicable.

(b) Change in Rights

Not applicable.

(c) Issuances of Securities

In October 2003, we issued 8,665 shares of common stock pursuant to an exercise of a warrant with an aggregate exercise price of $3.53. In January 2004, we issued 23,005 shares of common stock pursuant to the exercise of a warrant with an aggregate exercise price of $3.53.

(d) Use of Proceeds

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

     None.

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

          B. Reports on Form 8-K

The following Current Reports on Form 8-K have been filed by the Company during the quarter for which this report is filed:

          On October 22, 2003, the Company reported under Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits” the text of the press release the Company issued on October 17, 2003. In its press release, the Company announced the addition of James R. Arnold, Jr. to its Board of Directors.

          On October 23, 2003, the Company reported under Item 7 “Financial Statements and Exhibits” and Item 12 “Results of Operations and Financial Condition” the text of the press release the Company issued on October 23, 2003. In its press release, the Company announced its financial results for the second quarter ending September 30, 2003.

On December 2, 2003, the Company reported under Item 7 “Financial Statements and Exhibits” and Item 9 “Regulation FD Disclosure” the text of the press release Accenture Ltd. (“Accenture”) issued on December 1, 2003. In its press release, Accenture announced its acquisition of the Company’s eInsurance Technology Suite.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2004

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