Form 10-K
period 2004-03-31
SELECTICA INC
filed 2004-06-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

      The aggregate market value of voting stock held by non-affiliates of the registrant was $118,810,392 based upon the closing price on the NASDAQ on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2003).

      The number of shares outstanding of the registrant’s common stock as of May 31, 2004 was 32,613,521.

Documents Incorporated by Reference

      Part III — Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2004. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SELECTICA, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED
MARCH 31, 2004

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2004. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I

Item 1.	Business

BUSINESS OVERVIEW

      Selectica, Inc. (Selectica) is a leading provider of software that enables enterprises to utilize the Internet as a platform for selling complex products and services. Our software products facilitate our customers’ efforts to correctly configure, price, and quote offerings for their products and services across multiple distribution channels. Our applications have also been deployed to manage complex product features and business rules in enterprises, thereby bridging a gap that presently exists between customer relationship management (CRM) software and enterprise resource management (ERP) software. As a result, our products help our customers improve profitability by reducing process costs, optimizing pricing, eliminating rework, and concessions. Businesses that deploy our products are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our products have been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s products have demonstrated an ability to increase productivity, improve order accuracy, boost return on investment and establish and maintain a competitive advantage. Selectica’s customers represent manufacturing and service leaders including: ABB, Applied Bio Systems, Bell Canada, Cisco, Dell, General Electric, Fireman’s Fund Insurance Company, Hitachi, Juniper Networks, Rockwell Automation, and Tellabs.

Industry Background

The Internet as a Technology Platform

      Advances in computing and communications technology have enabled businesses to utilize the Internet as a technology platform to automate and improve business processes in two ways. In the area broadly referred to as electronic commerce, the Internet serves as a platform to enable businesses and other organizations to interact with their customer, replacing other forms of communications such as fax, phone and person to person. At the outset, electronic commerce transactions were simple purchases of products such as books, compact discs, stocks and toys. Since then, the Internet has become a platform for selling an increasingly complex variety of products and services.

      The Internet has also evolved as a platform for the deployment of business applications. Historically, companies seeking to improve their operations have implemented applications such as ERP or CRM software based on client-server architectures that require a significant part of the application to be loaded on every user’s computer. This in turn required that the end users of software use a highly capable desktop or laptop computer. With the emergence of the Internet platform, companies have more broadly and cost-effectively deployed business applications to customers, partners and employees and made the most current application and information immediately available using a web browser on less sophisticated Internet-enabled computing devices, such as cell phones or personal digital assistants.

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

The Opportunity to Order Gap

      A gap exists between the core functionality of CRM and ERP software packages. CRM software typically manages sales campaigns, tracks the obtaining and qualification of prospective customers and monitors the pipeline of existing sales opportunities. ERP software typically fulfills orders, in some instances automatically interacting with the supply chain, invoices customers and tracks accounts receivables and payments. The gap between these two basic packages is comprised of the various business functions which occur from the time a sales opportunity has been defined in the CRM software to the time when an order is placed into the ERP system. Currently, most enterprises do not have an effective method of connecting customer identified through CRM system to a product the enterprise can deliver through its ERP system. We call this the “Opportunity to Order” gap. This “Opportunity to Order” makes it difficult for enterprises to identify optimal proposals for sales opportunities, configure potential solutions and provide accurate quotes for the proposed solutions. The accuracy of a quote is itself a multifaceted item which requires enforcing existing business rules such as maximum discounts, margin requirements and ensuring that items that are quoted are available in the required time period. An ineffective system for matching customer needs to available products and services slows the sales cycle and may lead to customers having a poor experience. In addition, an inefficient system makes it difficult for a company to enforce its business rules to optimize the solutions offered to its customers.

Limitations of Existing Solutions

      Until recently, businesses have generally attempted to address the challenges of complexity in the selling process by building in-house solutions. These solutions often require significant up-front development costs and lengthy deployment periods. Furthermore, due to the rapid pace of change in products and business processes, companies often find it difficult and expensive to maintain these systems and integrate new functionality and technologies. As a result, businesses have sought to implement third-party packaged applications. With respect to the opportunity to order gap, CRM and ERP providers have attempted to extend the functionality of their products or offer complementary modules that fill portions of the opportunity to order gap.

      The current commercially available software, both from CRM and ERP vendors and from other companies with solutions that are designed to help companies address the challenges of complexity in the selling process may have one or more of the following limitations. In general, the applications:

•	have not been engineered for the Internet platform and, as a result, are not easily deployed across a broad range of Internet-enabled devices;

•	require significant custom programming for deployment and maintenance;

•	provide a limited interactive experience; or

•	employ application architectures that limit their scalability and reliability.

      We believe that there is a significant opportunity for software that leverages the Internet platform to enable companies to efficiently sell complex products and services. Furthermore, there is a demonstrated need to fill the opportunity to order gap that exists between current ERP and CRM solutions.

Selectica Solutions

      Selectica’s applications are designed to enable enterprises to easily develop and rapidly deploy an Internet sales channel that interactively assists their customers, partners and employees through the selection, configuration, pricing, quoting and fulfillment processes. Our software allows companies to use the Internet platform to deploy a selling application to many points of contact including personal computers, in-store kiosks and mobile devices, such as personal digital assistants (PDAs) and cellular phones, while offering customers, partners and employees an interface customized to meet their specific needs. Our products are built using Java technology and utilizes a unique business logic engine (KnowledgeBase), repository, and a multi-threaded architecture. This design enables the core of our solutions, the Configurator server, to reduce the amount of memory used to support new user sessions and to deploy a cost-effective, robust and highly scalable, Internet-enhanced sales channel.

      Selectica’s products are also used by enterprises to bridge the Opportunity to Order gap between CRM and ERP solutions. Selectica’s software enables sales professionals to suggest solutions based on identified prospects’ needs, to configure proposed solutions based on customer requests and provide accurate quotes for complex products and services. Selectica’s products enable enterprises to extend their business rules to the sales channel by restricting the sales force from presenting quotes that do not fall within certain parameters. These business rules run the spectrum from the manufacturability of a product to the required margins on any given product or service. Selectica’s products enable these business rules to be easily modified and then provide instant transmission of the updated rules throughout the organization.

      Some of the major design benefits of our applications are described below:

Allows Selling Process to Support Key Business Goals

      Our software helps companies ensure that all orders conform to specific criteria. For example, if a company had a minimum gross margin requirement for a given product, our solution could ensure that the features and options chosen will result in a product that meets the company’s margin objectives.

Shorten Sales Cycle

      Generally, in a traditional sales environment for complex products and services, prospective buyers repeatedly interact with a seller’s sales force to determine an appropriate configuration and pricing. Our software is designed to enable companies to reduce the time required to convert interested prospects into customers in several ways, including:

•	providing comprehensive product information to the customer or sales person at the point of sale without requiring interaction with product experts; and

•	automating the pricing and configuration of complex products and services, thereby providing sales professionals and their customers with accurate, real-time information.

Ensures Accuracy of Quotes

      Our software automates the delivery of quotes to customers. Only quotes that comply with all of the business rules applicable to a particular product or service can be generated by our products. This procedure makes certain that all quotes accurately reflect the business rules with respect to the quoted product or service. The benefits of accurate quotes include limiting the problem of informing a disappointed customer that the company cannot live up to its quote and eliminating the need for quotes to be reviewed by internal compliance teams within the organization. Many ERP systems currently permit the entering of inaccurate orders into their systems. Because these ERP systems are often linked directly to manufacturing, this can cause the beginning of the production of a product which either cannot or should not be assembled. Accurate quotes enable enterprises to avoid costly order rework by ensuring that only accurate orders are placed into the ERP systems. This also prevents sales people having to give concessions or write-offs to compensate for cancelled or delayed orders. All of these benefits can significantly enhance profitable and customer satisfaction.

Provides Comprehensive Solution

      Our products provide the functionality for Internet platform selling in a single comprehensive solution. Our products have been developed with an open architecture that leverages data in existing enterprise applications, such as ERP systems, to provide an application that is both easy to develop and deploy.

Opportunity for Increased Sales

      We enable sellers of complex products and services to reach and sell to additional customers by enabling them to use the Internet as an effective sales channel. Our applications are designed for the Internet platform and both provides scalability and allows companies to sell over a broad range of Internet-enabled devices, including those with limited processing power, such as personal digital assistants or mobile phones.

Opportunity for Greater Revenue per Customer

      Enterprises can use our solutions to perform real-time analysis and optimization to identify cross-selling and up-selling opportunities. For example, a prospective buyer of a computer may be prompted to consider additional features such as increased memory, or complementary products such as a printer, based on specific selections made. In addition, by enabling companies to build an easy-to-use selling channel that is always available to their customers, we provide companies with the opportunity to capture a greater percentage of their customers’ business.

Improves Efficiency of the Indirect Sales Channel

      Using our products, companies can enable their channel partners, such as distributors and resellers, to access their selling tools and product information. This allows distributors and resellers to effectively sell complex products and services with less support from the company. It also improves order accuracy, which results in greater efficiency and increased customer satisfaction.

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

Reduced Costs of Ownership

      An effective selling system requires the user to build a KnowledgeBase that captures all product configurations and selling rules. Our configuration platform allows users to build, tailor and maintain their KnowledgeBase without custom programming. It also reduces the need for expensive technical specialists and programmers to maintain and enhance their business applications.

Selectica Products

      The following table provides a list of our products and a brief description of the features and benefits to our customers.

Product	Features	Benefits

1. Selectica Configuration Platform	Configuration engine	Enables customized, one-to-one selling using the Internet platform
	Highly scalable Internet-architecture	Designed to support millions of simultaneous users by simply installing more servers
	Java-based	Platform independence
	Supports open standard integration interfaces	Integrates with other web-based applications and legacy systems
	Dynamic information update	Ability to update product information without stopping selling process
	Easy-to-use, dynamically generated interface	Maximizes sales force productivity by reducing sales training time
	Supports devices with limited processing power	Ability to be deployed on a broad range of devices
	HTML-based client	Designed to run on any device with a standard web browser
2. Selectica Pricer	Allows users to manage sophisticated pricing logic across the enterprise	Accelerates the introduction of new pricing schemes
3. Selectica Mobile	Complete stand-alone selling system that runs on laptop computers	Enables mobile users to access our solution with the same user interface as a connected system
	Automatically synchronizes KnowledgeBases and quotes	Enables updated product and pricing information and orders
	Provides comprehensive functionality on mobile platforms using the same unmatched performance and reliability as the Selectica Configurator	Reduces time and inconsistency
4. Selectica Application Data Manager (ADM)	Enables rapid updates of product, pricing and service data; anytime (24x7 accessibility), anywhere	Improved responsiveness to changing market conditions
	Easy-to-use interface provides a consolidated view of corporate data repositories	Enables users to maintain and manage product and service information with the ability to add, modify and delete product, pricing and service information without IT intervention
5. Selectica Quoter	Central server and storage facility for customer orders, configurations and pricing information	Enables users to generate, save and revise quotes online.
	Provides easy access from remote devices to quote archives	Enables accurate quotes and orders

Product	Features	Benefits

6. Selectica Studio	Models, tests and debugs applications using a single tool	Simplifies development process
	Graphical KnowledgeBase and user interface development tools	Enables application deployment and maintenance by non-technical personnel
7. Selectica Analyst	Analyzes business data by collecting data from Selectica applications servers and transforms it to facilitate fine- grained marketing analysis	Enables enterprises to measure, monitor and increase the effectiveness of their Selectica application and universally share reports
8. Selectica Repository	Database that stores KnowledgeBase in readable, format which can be easily queried.	Provides distributed team development of KnowledgeBases for easy development and maintenance
9. Selectica Connector	Out-of-the box integration to other enterprises applications including Oracle and IBM WebSphere.	Enables easy integration and reduces costs and deployment time
10. Selectica KDE (KnowledgeBase Development Environment)	Create and maintain automated KnowledgeBases	Maintain the consistency of KnowledgeBases Full automated environment via a command line interface will eliminate need for user interface
11. Selectica Deal Optimization	Recommends calculated “concessions” to customers that include product substitution, bundle, cross-sell, and up-sell opportunities. Automatically escalates deals to the appropriate manager. Captures competitive, market segment and win/loss data.	Discern deal attractiveness based on revenue, margin, inventory or other predetermined business rules. Provides insight into lost transactions and maximizing future transactions.
12. Selectica Solution Advisor	Packaged guided selling solution. Intuitive web-based development environment.	Enables enterprises to rapidly create applications that help customers find the products that best fit their needs. Out-of-box functionality without customization.

      To further capitalize on the opportunity to order gap, we intend to begin marketing new products in the fall of 2004. We intend for these products to be largely comprised of our existing applications with additional features and functionality to make use and integration simpler for our customers. We intend to market these programs as our Enterprise Productivity Suite of applications. Our release schedule is subject to change and may be delayed by any number of factors, including delays in development, unfavorable or changing market conditions or customer input, and we may decide to package these products differently or not to release these products at all.

Selectica’s Technology

      We have developed an innovative architecture for creating a personalized, intuitive, interactive and scalable application that includes selection, configuration, pricing, quoting and fulfillment processes. The four key technological advantages of our products are:

•	declarative constraint engine;

•	integrated modeling environment;

•	multi-threaded server; and

•	scalable, thin-client architecture.

Declarative constraint engine

      Many existing configurators are custom programs that were written specifically for the product or family of products being configured. This means both the configuration logic and the data describing product attributes are combined in a single computer program that requires significant reprogramming to reflect simple product changes. In contrast, our applications utilize a constraint-based engine that is separate from the data describing the product attributes. This allows businesses to easily create and modify the KnowledgeBase to reflect product changes utilizing our integrated modeling environment, thereby eliminating the need for expensive programming teams.

      Our engine, written in Java, is easily deployed on various operating platforms. The use of Java allows us to support a range of deployment environments, ranging from Java applications in a notebook computer to server generated browser-readable pages, with the same engine and the same KnowledgeBase.

Integrated modeling environment

      We have developed an integrated modeling environment that allows our customers to easily create a sophisticated system without any programming. Our programs utilize drag-and-drop tools that enable sales and marketing personnel, rather than expensive programmers, to maintain and enhance their customized solution. Using these drag-and-drop tools, businesses can:

•	easily create and update KnowledgeBases containing product attributes;

•	create HTML-based graphical user interface, or GUI, applications;

•	test the application interactively as the application is being built and conduct batch order checks;

•	verify the semantics of the KnowledgeBase; and

•	create flexible models from individual models.

Multi-threaded server

      We have highly scalable server architecture for deploying our customers’ applications. The n-tier architecture, an architecture that enables multiple servers to run at the same time, allows us to support a range of configurations from a single configurator server to several configurator servers managed via a single manager running on an HTTP server or another server. Our Manager product can manage a single server running configurator or multiple servers all running configurator. Our multi-threaded technologies enhance the performance for each buyer session because each session state is preserved as the buyer makes subsequent selections. Furthermore, configurator can support a large number of concurrent user sessions because the engine uses a small amount of memory for each incremental user session.

Scalable thin-client architecture

      Our software, employing a thin-client architecture, supports an Internet computing model enabling users to access our software with any industry-standard browser. This enables access to our applications for users on a broad range of Internet-enabled devices. Our configurator servers use our engine to process user requests from an HTML session, using the KnowledgeBase and legacy data as needed. This approach can enforce rules, eliminate incorrect choices and make calculations or suggest choices by generating the next HTML screen dynamically. Our servers can also be accessed by custom applications using our thin-client application programming interfaces. Our configurator can communicate with our Selectica Quoter or one or more database servers from other vendors, and other enterprise resources, including legacy resources using our Connector products.

COMPETITION

      The market for software products that utilize the Internet as a business platform is intensely competitive, and we expect competition to remain fierce. We encounter competition from a number of different sources, including in-house and customized Internet-development companies, companies focused on configuration and other enterprise software companies seeking to extend their solutions.

      Our principal competitors include Oracle Corporation, SAP, Siebel Systems and Trilogy all of which offer integrated solutions for incorporating some of the functionality of our solutions. Our competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.

      Competitors vary in size and in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors including the comprehensiveness of our solution, our use of Java technology and our multi-threaded architecture, some of our competitors and potential competitors have significant advantages over us, including:

•	a longer operating history;

•	a preferred vendor status with our customers;

•	more extensive name recognition and marketing power;

•	significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements; and

•	in the case where we attempt to bridge gaps between ERP and CRM solutions, an existing relationship with our target customers.

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

OPERATIONS

Sales and Marketing

      Our sales and marketing objective is to achieve broad penetration through targeted sales and increased brand name recognition. As of March 31, 2004, our sales team consisted of 32 persons, with sales and field support personnel in California, Georgia, Illinois, Indiana, Massachusetts, Pennsylvania, Texas, Canada, India, Japan, and the United Kingdom.

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

      Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting. As of March 31, 2004, we had 12 marketing personnel located in San Jose, CA.

Professional Services

Consulting Services

      We maintain a highly qualified and experienced professional services organization to deliver configuration, pricing management, and quoting solutions. Our professional services organization offers a broad range of services through its consulting and customer education. These services include product education, presales prototype development, training seminars, product implementation, application development, customization, integration and a full range of education and technical support. This organization is also responsible for training our partners to provide professional services and technical support to our customers. The professional services organization consisted of 106 people as of March 31, 2004. Because significant portions of our implementations can be performed away from the customer’s site, we have the flexibility of being able to provide services from either our U.S. or India-based operations.

Customer Support

      In addition to consulting services, we offer various levels of product maintenance to our customers. We have generally provided maintenance services under an annual, renewable contract and our services have generally been priced as a percentage of product license fees. Customers under maintenance contracts receive technical product support and product upgrades as they are released throughout the life of the maintenance contracts.

Research and Development

      To date we have invested substantial resources in research and development. At March 31, 2004, we had approximately 132 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing.

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

Intellectual Property and Other Proprietary Rights

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently have six issued patents and four pending patents in the U.S.. In addition, we have one trademark registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

      Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. From time to time, we receive correspondence from patent holders recommending that we license their patents. After reviewing these patents, we have informed these patent holders that it would not be necessary to license these patents. However, we may be required to license such patents or we may incur legal fees to defend our position that such patent licenses are not necessary. We cannot assure you that if required to do so, we would be able to obtain a license to use either patent on commercially reasonable terms, or at all.

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

      In the event of a successful claim of infringement against us and our failure or inability to license the infringed intellectual property on reasonable terms or license a substitute intellectual property or redesign our product to avoid infringement, our business and operating results would be significantly harmed. If we are forced to abandon use of our trademark, we may be forced to change our name and incur substantial expenses to build a new brand, which would significantly harm our business and operating results. For information about the complaint filed against the Company alleging patent infringement, please see Item 3: Legal Proceedings: Patent Infringement.

EMPLOYEES

      At March 31, 2004, we had a total of 320 employees, of whom 140 were located in India and 180 located in North America, United Kingdom, and Japan. Of the total, 132 were in research and development, 106 were in consulting, 44 were engaged in sales, marketing and business development and 38 were in administration and finance. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

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

      India. We own an office in Pune and lease an office in Chennai primarily for consulting and quality assurance purposes. These facilities occupy approximately 22,000 and 25,000 square feet, respectively. The lease for the office in Chennai extends through May 2009.

      We believe the office space in these facilities will be adequate to meet our needs.

Item 3.	Legal Proceedings

Patent Infringement

      On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is currently evaluating the merits of this complaint and we may incur substantial costs to defend against such claim.

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

      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on behalf of the Company. The settling parties anticipate presenting the settlement papers to the Court on June 14, 2004. There can be no assurance that the Court will approve the settlement.

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

Settlement Agreement

      In July 2002, the Company received a complaint from a former employee over a commission matter. We defended this matter vigorously and we were not able to estimate the likelihood or an unfavorable result or the range of any potential loss to the Company. In August 2003, this matter was brought to arbitration and settled with the former employee for the amount of $550,000, which was included as an expense to sales and marketing.

Other

      In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

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

      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses applicable to common stockholders of approximately $8.8 million, $29.7 million, and $26.4 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We had an accumulated deficit of approximately $158.0 million as of March 31, 2004. We plan to reduce research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

      Our quarterly revenues may fluctuate as a result of our ability to recognize revenue in a given quarter. We enter into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance, and services; and 3) consulting services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

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

      In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

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

      For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When services qualify for separate accounting we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

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

      Arrangements consisting of consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services are recognized based on customer acceptance in the form of customer-signed timesheets, cash received, or customer-signed acceptance.

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

If our bookings do not continue to improve, our results of operations could be significantly harmed.

      In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. If our bookings decrease, it will cause our revenues to decline in future periods which could significantly harm our business and operating results.

If we do not hire a permanent Chief Executive Officer, our business and operating results could be adversely affected.

      We currently have an interim Chief Executive Officer. Although we have embarked on a search process to locate a permanent Chief Executive Officer, there can be no guarantee that such process will be successful. While the search is on-going, our executive management team must take on additional responsibilities for duties previously performed by the CEO. The search for a new CEO may create uncertainty and instability both within the Company and between the Company and its key customers and prospects. Moreover, if and when a permanent Chief Executive Officer is hired, the transition may cause further disruptions, both internally and externally.

We have relied and expect to continue to rely on a limited number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.

      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 78%, 53% and 32% of our revenues for the fiscal years ended

March 31, 2004, 2003 and 2002, respectively, and our ten largest customers accounted for 88%, 65%, and 50% of our revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

Fiscal Year ended March 31, 2004
Customer A	39%
Customer B	20%
Fiscal Year ended March 31, 2003
Customer B	25%
Customer C	14%
Fiscal Year ended March 31, 2002
Customer C	11%

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

      A change in economic conditions could lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our configuration, pricing management and quoting solutions, but decide to delay or not to implement any configuration system. Many companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justifies the expenses. A continuation of stagnation in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

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

We are currently subject to intellectual property litigation, and could be subject to additional such litigation in the future, in connection with which we may incur substantial costs, which would harm our operating results.

      Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District

Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is currently evaluating the merits of this complaint and we may incur substantial costs to defend against such claim.

      In addition, from time to time, we receive correspondence from patent holders recommending that we license their patents. After reviewing these patents, we have informed these patent holders that it would not be necessary to license these patents. However, we may be required to license such patents or incur legal fees to defend our position that such licenses are not necessary. . However, there can be no assurance that we would be able to obtain a license to use such patents on commercially reasonable terms, or at all.

      Any intellectual property litigation, including the litigation with Trilogy, or any threat of such litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant intellectual property, which license may not be available on reasonable terms;

•	redesign those products or services that incorporate such intellectual property; and/or

•	pay money damages to the holder of the infringed intellectual property right.

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

Developments in the market for configuration, pricing management and quoting solutions may harm our operating results, which could cause a decline in the price of our common stock.

      The market for configuration, pricing management and quoting solutions, which has only recently begun to develop, is evolving rapidly. Because this market is relatively new, it is difficult to assess its competitive environment, growth rate and potential size. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.

      The relative youth of the market poses a number of concerns. The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates and a sufficiently broad base of companies may not adopt Internet platform-based business applications. The decrease in technology infrastructure spending may reduce the size of the market for configuration, pricing management and quoting solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for configuration, pricing management and quoting solutions is slow to develop, or if our customers purchase more fully integrated products, it would significantly harm our business and operating results.

Our limited operating history and the fact that we operate in a new and evolving industry makes evaluating our business prospects and results of operations difficult.

      We were founded in June 1996 and have a limited operating history. We began marketing our products in early 1997 and released ACE 6.0 in March 2003. The revenue and income potential of our business and market are uncertain. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. Our revenue is dependent on our ability to enter into significant software license transactions with new and existing customers. Our success depends on gaining new customers and maintaining relationships with our existing customers. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for configuration, pricing management and quoting solutions.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

      The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include, Oracle Corporation, SAP and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of configuration, pricing management and quoting solutions.

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

      Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, Linux, and Microsoft Windows 2000 Operating Systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. configuration, pricing management and quoting solutions technology is complex and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

Our failure to meet customer expectations on deployment of our products could result in negative publicity and reduced sales, both of which would significantly harm our business and operating results.

      In the past, our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Our configuration, pricing management and quoting solutions rely on defining a KnowledgeBase that must contain all of the information about the products and services being configured. We have found that extracting the information necessary to construct a KnowledgeBase can be more time consuming than we or our customers anticipate. If our customers do not devote the resources necessary to create the KnowledgeBase, the deployment of our products can be delayed. Deploying our products can also involve time-consuming integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

If we are unable to maintain our direct sales force, sales of our products and services may not meet our expectations and our business and operating results will be significantly harmed.

      We depend on our direct sales force for all of our current sales and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to attract and retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services and our results of operation could be significantly harmed. We have recently had a high rate or turnover in our executive sales positions. If our sales management fails to successfully integrate into the Company or improve the performance of the sales personnel, our new business may be harmed.

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

      Although services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business, representing 58%, 71% and 65% of total revenues for the years ended March 31, 2004, 2003, and 2002, respectively, services revenues have lower gross margins than license revenues. Gross margins for services revenues were 27%, 27%, and 6% for the years ended March 31, 2004, 2003, and 2002, respectively, compared to gross margins for license revenues of 92%, 88%, and 94% for the respective periods.

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

      We recently sold the rights to intellectual property assets targeted specifically for the health insurance market segment to Accenture. This transaction requires us to take on a number of responsibilities that we have not previously undertaken. Our business relationship requires us to provide support to users of our software products through a third party, assist in the transition of existing eInsurance customers to a new support and services arrangement and transition a number of our employees to Accenture. If we fail to successfully transition our existing customers or provide support for our new partner, it could damage our reputation in the marketplace. If we are unable to transition our employees, we may need to deploy additional resources to assist in the success of our partner and our customers. A failure in any of these undertakings could harm our results of operations.

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

      We believe that our success will depend on the continued employment of our management team and key technical personnel, none of whom, except Stephen Bennion, our Chief Financial Officer and Interim President and Chief Executive Officer, have an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace. Consequently, our ability to manage day-to-day operations, including our operations in Pune and Chennai, India, develop and deliver new technologies, attract and retain customers, attract and retain employees and generate revenues would be significantly harmed.

A substantial portion of our operations are conducted by India-based personnel, and any change in the political and economic conditions of India or in immigration policies, that adversely affects our ability to conduct our operations in India could significantly harm our business.

      We conduct development, quality assurance and professional services operations in India. As of March 31, 2004, there were 140 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our company.

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

Any reduction in expenses will place a significant strain on our management systems and resources, and if we fail to manage these changes, our business will be harmed.

      We may further reduce our operating expenses and as a result, this would place increased demands on our managerial, administrative, operational, financial and other resources.

      Our rapid growth required us to manage a large number of relationships with customers, suppliers and employees, as well as a large number of complex contracts. Additional cost cutting measures would force us to handle these demands with a smaller number of employees. In addition, the resignation of our Chief Executive Office has put increased responsibility on a smaller management team. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage these changes effectively, our business would be harmed.

Our future success depends on our proprietary intellectual property, and if we are unable to protect our intellectual property from potential competitors our business may be significantly harmed.

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently have six issued patents and four pending patents in the U.S. In addition, we have one trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

Our results of operations will be harmed by charges associated with stock-based compensation, accelerated vesting and modification of terms associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.

      We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.0 million in net deferred compensation charges. During the years ended March 31, 2004, 2003 and 2002, we amortized approximately $1.9, $2.1 million, and $2.4 million of such charges which included the compensation expenses related to option acceleration, option modification, and variable accounting, respectively. We expect to amortize approximately $125,000 compensation for the fiscal year ending March 31, 2005 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value and for charges related to variable plan accounting.

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

We are the target of several securities class action complaints and are involved in shareholder derivative litigation. We also may be subject to other legal proceedings or claims arising in the ordinary course of business, all of which could result in substantial costs and divert management attention and resources.

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

      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on behalf of the Company. The settling parties anticipate presenting the settlement papers to the Court on June 14, 2004. There can be no assurance that the Court will approve the settlement.

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

     Other

      The Company reported the results of its 2003 annual stockholders meeting in the Company’s Form 10-Q for the quarter ended September 30, 2003. The Company subsequently discovered that the voting numbers reported in that Form 10-Q with respect to the election of the Board nominees was incorrect. The Company is currently investigating the actual vote count and the procedures followed by the Company in the election of its directors at its 2003 annual meeting of stockholders. Although the investigation is at a preliminary stage, the Company does not believe that the investigation will affect the outcome of the election.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of the company.

      Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights plan adopted by the Company on February 4, 2003 may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

•	providing for a classified board of directors with staggered three-year terms;

•	restricting the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	granting our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

      These provisions may have the effect of entrenching our board of directors and may deprive or limit your strategic opportunities to sell your shares.

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

Changes to accounting standards and financial reporting requirements may affect our financial results.

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

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. For example, new laws and regulations may require us to change the composition of our board of directors, the composition, the responsibility and manner of operation of various board-level committees, and the type and volume of information filed by us with governing bodies. We are committed to complying with these requirements and maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest in the necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

      Our common stock is traded over the counter on the Nasdaq National Market under the symbol “SLTC.” Our common stock began trading in March 2000.

      The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal 2003
First Quarter	$4.05	$3.50
Second Quarter	$4.35	$3.10
Third Quarter	$3.57	$2.30
Fourth Quarter	$3.03	$2.57
Fiscal 2004
First Quarter	$3.34	$2.69
Second Quarter	$4.75	$3.09
Third Quarter	$5.44	$4.05
Fourth Quarter	$5.55	$4.29

      As of May 31, 2004, there were approximately 185 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

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

      The offering commenced on March 10, 2000 and terminated on March 15, 2000 after we had sold all of the 4,600,000 shares of common stock registered under the Registration Statement (including 450,000 shares sold by Selectica and 150,000 sold by one of our stockholders in connection with the exercise of the underwriters’ over-allotment option). The managing underwriters in the offering were Credit Suisse First Boston, Thomas Weisel Partners LLC, U.S. Bancorp Piper Jaffray and E*Offering. The initial public offering price was $30.00 per share for an aggregate initial public offering of approximately $138.0 million. There has been no change in the disclosure contained in the Company’s report on Form 10-K filed June 28, 2001 regarding the use of proceeds generated by the Company’s initial public offering of its common stock.

      In October 2003, we issued 8,665 shares of common stock pursuant to the exercise of a warrant with an aggregate exercise price of $3.53. In January 2004, we issued 23,005 shares of common stock pursuant to the exercise of a warrant with an aggregate exercise price of $3.53.

Dividend Policy

      We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data

	Years Ended March 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$16,935	$10,218	$16,683	$23,933	$9,181
Services	23,089	25,350	30,511	31,367	7,390

Total revenues	40,024	35,568	47,194	55,300	16,571
Cost of revenues:
License	1,410	1,185	1,023	1,457	4,520
Services	16,827	18,518	28,660	28,678	15,169

Total cost of revenues	18,237	19,703	29,683	30,135	19,689

Gross profit (loss)	21,787	15,865	17,511	25,165	(3,118)
Operating expenses:
Research and development	13,474	13,202	15,343	21,849	7,347
Sales and marketing	14,491	19,368	25,215	50,686	17,026
General and administrative	5,385	6,068	8,922	14,876	4,554

Total operating expenses	33,350	38,638	49,480	87,411	28,927

Loss from operations	(11,563)	(22,773)	(31,969)	(62,246)	(32,045)
Other income, net	1,092	—	—	—	—
Interest income	1,625	2,999	5,896	12,654	1,241

Net loss before taxes	(8,846)	(19,774)	(26,073)	(49,592)	(30,804)
Provision for income taxes	—	—	304	275	50

Net loss before cumulative effect of an accounting change	(8,846)	(19,774)	(26,377)	(49,867)	(30,854)
Cumulative effect of an accounting change to adopt FAS 142	—	(9,974)	—	—	—

Net loss	(8,846)	(29,748)	(26,377)	(49,867)	(30,854)
Deemed dividend on Series E convertible preferred stock	—	—	—	—	925

Net loss applicable to common stockholders	$(8,846)	$(29,748)	$(26,377)	$(49,867)	$(31,779)

Basic and diluted net loss per share applicable to common stockholders	$(0.28)	$(0.92)	$(0.75)	$(1.44)	$(4.54)
Shares used in computing basic and diluted net loss per share applicable to common stockholders	31,165	32,219	35,090	34,580	6,999

	Years Ended March 31,

	2004	2003	2002	2001	2000

	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$102,663	$117,853	$133,456	$167,181	$229,252
Non current assets	23,753	19,296	36,628	42,591	11,467
Current liabilities	12,896	22,731	15,509	26,265	26,641
Non current liabilities	1,482	1,338	1,223	969	—
Working capital	89,767	95,122	117,947	140,916	202,611
Total assets	126,416	137,149	170,084	209,772	240,719
Total stockholders’ equity	112,038	113,080	153,352	182,538	214,078

      Certain reclassifications have been made to prior years consolidated balance sheets and consolidated statements of cash flow to conform to the current year presentation. As of March 31, 2002, the Company reclassified approximately $37.4 million from short-term investments to cash equivalents and reduced accounts receivable and deferred revenue by $3.9 million primarily related to maintenance contract periods which have not commenced. As of March 31, 2001, the Company reclassified approximately $17.1 million from long-term investments to short term investments and cash equivalents and reduced accounts receivable and deferred revenue by approximately $10.0 million primarily related to maintenance contract periods which have not commenced, respectively. As of March 31, 2000, the Company reduced accounts receivable and deferred revenue by approximately $1.7 million primarily related to maintenance contract periods that have not commenced.

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

      The following table sets forth the percentage of total revenues for certain items in the Company’s Consolidated Statements of Operations data for the years ended March 31, 2004, 2003, and 2002.

	Years Ended March 31,

	2004	2003	2002

As a Percentage of Total Revenues:
Revenues:
License	42%	29%	35%
Services	58	71	65

Total revenues	100	100	100
Cost of revenues:
License	4	3	2
Services	42	52	61

Total cost of revenues	46	55	63

Gross profit	54	45	37
Operating expenses:
Research and development	34	37	33
Sales and marketing	36	55	53
General and administrative	13	17	19

Total operating expenses	83	109	105

Loss from operations	(29)	(64)	(68)
Other income, net	3	—	—
Interest income	4	8	12

Loss before provision for income taxes	(22)	(56)	(56)
Provision for income taxes	—	—	1

Loss before cumulative effect of an accounting change	(22)	(56)	(57)
Cumulative effect of an accounting change to adopt FAS 142	0	(28)	—

Net loss	(22)%	(84)%	(57)%

Overview

      Selectica is a leading provider of software that enables enterprises to utilize the Internet as a platform for selling complex product and services. Our software products facilitate our customers’ efforts to correctly configure, price, and quote offerings across multiple distribution channels. Our applications have also been deployed to bridge the gap between customer relationship management (CRM) applications and other business applications with respect to the management of complex product features and business rules. As a result, we help our customers improve profitability by reducing process costs, optimizing pricing, eliminating rework and concessions, and avoiding high-risk business. Businesses that deploy our products are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our products have been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s products have demonstrated an ability to increase productivity, improve order accuracy, boost return on investment and establish and maintain a competitive advantage. Selectica’s customers represent manufacturing and service leaders including: ABB, Applied Bio Systems, Bell Canada, Cisco, Dell, General Electric, Fireman’s Fund Insurance Company, Hitachi, Juniper Networks, Rockwell Automation and Tellabs.

Summary of Operating Results for 2004

      For the year ended March 31, 2004, our revenue was approximately $40.0 million with license revenues representing 42% and services revenues representing 58% of total revenues. In addition, approximately 60% of our annual revenue came from two customers. License margin for the year was 92% and services margin was 27%. Total operating expenses were $33.4 million. During the year, we also recognized approximately $1.1 million in other income relating to the sale of our rights to intellectual property assets targeted specifically for the health insurance market segment to Accenture. Net loss for the year was approximately $8.8 million or $.28 per share.

Key Performance Indicators

Bookings and Revenue

      Due to the nature and scope of our product implementations, we typically recognize revenue from contracts signed during a particular quarter (“bookings) over several quarters or fiscal years. In fiscal 2004, approximately 76% of our license revenues and associated services revenue from initial implementations came from contracts that were booked in previous fiscal years. In addition, we have some bookings, which are related to follow-on services to our existing customers. These bookings are usually recognized as revenue more quickly than initial implementations and represented approximately 37% of total revenue for the year. During the first half of fiscal 2004, bookings consisted of only follow-on services. During the latter half of fiscal 2004, we saw less follow-on services bookings and more new customer bookings, which contributed to an overall increase in total bookings. We believe that the success in the increase of new customer and total bookings during the latter half of fiscal 2004 is directly related to the focus around new customer bookings by sales and executive management.

      We also continue to believe that the economy has had an impact on the enterprise software industry. Over the past four fiscal years, we have witnessed decreased spending in enterprise software and increased sales cycles. The increased sales cycles are primarily due to increased scrutiny around the technology and the analysis on the return on investment (“ROI”) by potential business owners, finance managers, IT groups, and executive levels of management. In addition, because ROI has become such a key element in the decision making process for some of our new customers, we may agree to certain sales terms which cause a delay in revenue recognition.

Expense Management

      Total annual expense levels in fiscal 2004 for normal operations, which exclude non-cash charges, legal settlements, and severance agreement with the former CEO, were approximately $47.9 million. Total annual expense levels for normal operations in fiscal 2003, which exclude non-cash charges and restructuring charges, were approximately $54.8 million. The decrease in annual expenses was primarily due to significant headcount reductions, closure of some of our foreign offices, and reduction in spending in all areas.

Outlook for 2005

      Because of the weak bookings experienced in the first half of fiscal 2004 and the timing difference with respect to when revenue is recognized, management believes that reported revenue will be impacted over the next two quarters. As a result, management’s focus is primarily on new bookings as opposed to revenue. Revenue will only increase through an increased level of bookings with related terms which do not delay revenue recognition.

      On the expense side, we may make larger investments in the area of sales and marketing to reposition the Company in the opportunity to order space. If we make such investments, we plan to reduce other areas accordingly to maintain current operating expense levels.

Critical Accounting Policies and Estimates

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, allowance for doubtful accounts, litigation and other contingencies. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

Revenues

      We enter into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance, and services; and 3) consulting services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

      For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue, under the subscription method, ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

      In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

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

      For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When services qualify for separate accounting we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

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

      Arrangements consisting of consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services are recognized based on customer acceptance in the form of customer-signed timesheets, cash received, or customer-signed acceptance.

      In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element as noted below:

	Years Ended March 31,

	2004	2003	2002

As a Percentage of Total Revenues:
Contract Accounting	51%	80%	84%
Residual Method	3	2	3
Subscription Method (includes Maintenance)	46	18	13

Total Revenues	100%	100%	100%

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

Factors Affecting Operating Results

      A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

Fiscal Year ended March 31, 2004
Customer A	39%
Customer B	20%
Fiscal Year ended March 31, 2003
Customer B	25%
Customer C	14%
Fiscal Year ended March 31, 2002
Customer C	11%

      To date, we have foreign activities in India, Canada and some European and Asian countries because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations. In addition, if the recent conflicts between India and Pakistan resume, it could adversely affect our operations in India.

      We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of March 31, 2004, we had an accumulated deficit of approximately $158.0 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management and quoting solutions market. Due to the slowing of the U.S. economy, particularly in the area of technology infrastructure investment, and in an effort to achieve profitability, we underwent certain restructuring activities during the second and third quarters of the fiscal year of 2003. As a result of these restructuring activities, we reduced our headcount by 38 individuals globally or approximately 7% of our workforce as of March 31, 2003.

      In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results. We do not believe that any of our historical growth rates are necessarily sustainable or indicative of future growth and we cannot be certain that revenues will increase. This was evidenced by the slight growth in the first quarter of fiscal 2002 with further declines in the remaining quarters of fiscal year 2002 and throughout fiscal 2003, and the slight growth in fiscal 2004.

      Because our services tend to be specific to each customer and how that customer will use our products, and because each customer sets different acceptance criteria, it is difficult for us to accurately forecast the amount of revenue that will be recognized on any particular customer contract during any quarter or fiscal year. As a result, we base our revenue estimates, and our determination of associated expense levels, on our analysis of the likely revenue recognition events under each contract during a particular period. Although the value of customer contracts signed during any particular quarter or fiscal year is not an accurate indicator of revenues that will be recognized during any particular quarter or fiscal year, in general, if the value of customer contracts signed in any particular quarter or fiscal year is lower than expected, revenue recognized in future quarters and fiscal years will likely be negatively effected.

Equity Transactions

      During the year ended March 31, 2001, the Company repurchased 650,000 shares of common stock from certain key employees (the “Stock Repurchase”). These shares were originally issued in connection with the exercise of stock options in exchange for full recourse promissory notes with an aggregate value of $9.5 million. As compensation for services rendered by these employees and in order to provide an inducement for continued employment, the shares were repurchased at prices greater than their fair market values at the time of the repurchase. As a result, the Company recorded a total compensation expense of approximately $1.2 million of which approximately $156,000 was expensed to research and development, approximately $291,000 was expensed in cost of goods sold, approximately $291,000 was expensed in sales and marketing, and approximately $447,000 was expensed in general and administrative expense. During the year ended March 31, 2002, the Company repurchased 212,814 shares of common stock with an aggregate value of approximately $924,000 from those employees (the “Stock Repurchase”), 50,000 shares were repurchased at the prices greater than their fair market values at the time of the repurchase. The Company recorded a total compensation expense of approximately $201,000 and classified it under general and administrative expense.

      As a result of the stock repurchase, the remaining outstanding shares owned by those employees representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. During the year ended March 31, 2004, the Company recorded total compensation expense of approximately $149,000 of which approximately $3,000 was included in sales and marketing expense and approximately $146,000 was included in general and administrative expense. During the year ended March 31, 2003, the Company recorded a total compensation expense of approximately $7,000 of which approximately $2,000 was recorded as cost of goods sold and $5,000 as general and administrative expense. In August of 2003, these notes receivable from certain key employees were paid in full along with calculated interest and the Company will not be required to revalue these options in the future.

      In August 2001, the Board authorized the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. In May 2003, the Board approved an additional stock program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

      During the year ended March 31, 2004, the Company repurchased 383,600 shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $1.3 million including brokerage fees. During the year ended March 31, 2003, the Company repurchased approximately 4.1 million shares of its common stock at an average price of $3.26 in the open market at a cost of approximately $13.4 million including brokerage fees.

      The aggregate of the purchases since the authorizations by the Board of Directors was approximately 6.2 million shares at the cost of approximately $21.0 million including brokerage fees.

Results of Operations

Revenues

	2004	Change	2003	Change	2002

	(in thousands, except percentages)
License	$16,935	66%	$10,218	(39)%	$16,683
Percentage of total revenues	42%		29%		35%
Services	$23,089	(9)%	$25,350	(17)%	$30,511
Percentage of total revenues	58%		71%		65%
Total revenues	$40,024	13%	$35,568	(25)%	$47,194

      License. Fiscal year 2004 license revenues increased on an annual basis by approximately $6.7 million compared to fiscal 2003 primarily due to one significant contract that was signed in December 2002. The license revenue for this contract was recognized on a subscription basis for the twelve months ending in December 2003, due to the right to unspecified future products. Fiscal 2003 license revenues decreased on an annual basis by approximately $6.5 million compared to fiscal 2002 primarily due to the weakening economic environment, which impacted the productivity of our sales force. Fiscal 2004 license revenues came primarily from three significant customers, two of which were signed in fiscal 2003 and one in fiscal 2002. Fiscal 2003 license revenues came primarily from three significant customers, two of which were signed in fiscal 2001 and one in fiscal 2003. Fiscal 2002 license revenues came primarily from eleven customers, two of which were signed in fiscal year 2002, five of which were signed in fiscal 2001, three of which were signed in fiscal year 2000, and one which was signed in fiscal 1999.

      In fiscal 2002, we also expensed approximately $254,000 for a discount on the sale of common stock to a customer against license revenues.

      We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. Maintenance revenues represented 35%, 25%, and 13% of total services revenues for the years ended March 31, 2004, 2003, and 2002, respectively. During fiscal 2004, services revenues decreased on an annual basis by approximately $2.3 million compared to fiscal 2003. In 2004, we experienced less services revenues, compared to fiscal 2003, from our installed base as customers expanded their Selectica platforms, offset by an increase in maintenance revenues of approximately $1.8 million. In fiscal 2003, services revenues decreased on an annual basis by approximately $5.2 million primarily due to fewer new implementations and significantly fewer billings related to out-of-pocket reimbursements, offset by an increase in maintenance revenues of $2.4 million.

      In fiscal 2004, services revenue was reduced by approximately $21,000 related to the cost of professional services from a value added reseller and increased approximately $385,000 due to a reduction in the allowance for bad debt which was originally recorded against revenue. In fiscal 2003, services revenue was reduced by approximately $158,000 related to the cost of professional services from a value added reseller and decreased approximately $126,000 due to a reduction in the allowance for bad debt which was originally recorded against revenue.

      We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers.

Cost of Revenues

	2004	Change	2003	Change	2002

	(in thousands, except percentages)
Cost of license revenues	$1,410	19%	$1,185	16%	$1,023
Percentage of license revenues	8%		12%		6%
Cost of services revenues	$16,827	(9)%	$18,518	(35)%	$28,660
Percentage of services revenues	73%		73%		94%

      Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, other data transmission costs. We experienced an increase in costs during fiscal 2004 due to the write-off of approximately $268,000 of prepaid royalties associated with third party products. These amounts were expensed primarily due to delays in the timing and changing priorities of new product releases. Excluding this write-off, costs of license revenues for fiscal 2004 were consistent with the prior year. In addition, costs of licenses have a component of fixed costs that are not dependent upon sales volume. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.

      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. We experienced a decline of $1.7 million in costs of services revenues during fiscal 2004 primarily due to of our restructuring efforts, the increase in utilization rates of individuals, and the continual efforts to shift work to lower cost regions, primarily India, in the consulting and technical support functions. The decline in costs of revenues during fiscal 2004 were partially offset by the recognition of deferred costs related to deferred revenue contracts and severance benefits paid to terminated employees not associated with restructuring during the year. In fiscal 2004, we recorded approximately $437,000 for deferred compensation related to stock options, approximately $89,000 for stock option modification charges, approximately $37,000 for compensation expense related to option acceleration, $39,000 for restructuring costs related to the severance and benefits paid to terminated employees, and approximately $93,000 related to the lump-sum severance payment to the Chief Technical Advisor (“CTA”), respectively.

      In fiscal 2003, we experienced a decline in cost of services revenue of $10.1 million primarily due to our restructuring efforts. In fiscal 2003, we also recorded approximately $644,000 for deferred compensation related to stock options, $259,000 for restructuring charges, $231,000 for compensation expense related to option acceleration, and $2,000 for compensation expense related to variable accounting.

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

Gross Margin

	2004	2003	2002

Gross margin, license revenues	92%	88%	94%
Gross margin, services revenues	27%	27%	6%
Gross margin, total revenues	54%	45%	37%

      Gross Margin — Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. Margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix.

      Cost of licenses for the fiscal years ending March 31, 2004, 2003, and 2002 have not fluctuated significantly in absolute dollars. Due to lower license revenues in fiscal 2003, we experienced lower gross margins for licenses. In fiscal 2004 and 2002, we experienced similar levels of license revenues and thus more consistent and higher gross margins.

      Gross Margin — Services. Services revenues have decreased from $30.5 million in fiscal 2002, to $25.4 in fiscal 2003, to $23.1 million in fiscal 2004. While services revenues have decreased, we have also been able to decrease our costs significantly in order to maintain a higher services margin. In fiscal 2004, we balanced expenses with services revenues to maintain stronger services margins without sacrificing overall customer satisfaction. In fiscal 2003, we dramatically reduced our costs through restructuring and the continual effort to shift more work to lower cost regions.

      We expect that our overall gross margins will continue to fluctuate due to the timing of services and license revenue recognition and will continue to be adversely affected by lower margins associated with services revenues. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization.

Expenses

	2004	Change	2003	Change	2002

	(in thousands, except percentages)
Research and development	$13,474	2%	$13,202	(14)%	$15,343
Percentage of total revenues	34%		37%		33%
Sales and marketing	$14,491	(25)%	$19,368	(23)%	$25,215
Percentage of total revenues	36%		55%		53%
General and administrative	$5,385	(11)%	$6,068	(32)%	$8,922
Percentage of total revenues	13%		17%		19%

      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The slight increase of approximately $272,000 in fiscal 2004 compared to fiscal 2003 was primarily due to severance related charges. The decrease of approximately $2.1 million in fiscal year 2003 compared to fiscal 2002 was primarily due to the benefits of our restructuring activities. During fiscal 2004, we expensed approximately $231,000 related to the lump-sum severance payment to the CTA, approximately $166,000 for deferred compensation related to stock options, approximately $138,000 for stock option modification charges, approximately $74,000 for compensation expense related to option acceleration, and $199,000 for costs related to the severance and benefits paid to terminated employees. For fiscal 2003, we recorded expenses of approximately $253,000 for deferred compensation related to stock options and $142,000 for restructuring, principally comprised of reductions in headcount. For fiscal 2002, we recorded expenses of approximately $267,000 for deferred compensation related to stock options, $1.3 million for the development agreement entered into with a significant customer and $287,000 for restructuring and $7,000 for compensation expense related to option acceleration. We may reduce expenses in research and development in absolute dollars over the next year as necessary to balance total expenses.

      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease of approximately $4.9 million in fiscal 2004 compared to fiscal 2003 was primarily due to the benefits of our restructuring activities. The decrease of approximately $5.8 million in fiscal year 2003 compared to fiscal 2002 was also primarily due to the benefits of our restructuring activities. For fiscal 2004, we recorded expenses of approximately $348,000 for deferred compensation related to stock options, $909,000 for costs related to the severance and benefits paid to terminated employees, approximately $3,000 for compensation related to variable accounting, approximately $217,000 for stock option modification charges, approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition, approximately $52,000 related to the lump-sum severance payment to the CTA, and approximately $93,000 for compensation expense related to option acceleration. For fiscal 2003, we recorded expenses of approximately $556,000 for deferred compensation related to stock options, approximately $390,000 for restructuring charges and approximately $17,000 for compensation expense related to option acceleration. For fiscal 2002, we recorded expenses of approximately $729,000 for deferred compensation related to stock options, approximately $454,000 for restructuring charges and approximately $106,000 of deferred compensation expense related to stock option acceleration respectively. We may increase our sales and marketing expenses in absolute dollars over the next year as necessary to reposition the company in the opportunity to order space

      General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decrease of approximately $683,000 in fiscal 2004 compared to fiscal 2003 was primarily due to our restructuring efforts including head count reductions. The decrease of approximately $2.9 million in fiscal year 2003 compared to fiscal 2002 was also primarily due to our restructuring efforts including head count reductions. In fiscal 2004, we amortized approximately $166,000 for deferred compensation related to stock options, recorded approximately $146,000 for compensation related to variable accounting and expensed approximately $37,000 related to the lump-sum severance payment to the CTA. For fiscal 2003, we recorded expenses of approximately $332,000 for deferred compensation expense relations to stock options, approximately $720,000 for restructuring, principally comprised of reductions in headcount, and approximately $5,000 of compensation expense related to variable accounting. In addition, we reduced the allowance for doubtful accounts by approximately $450,000 primarily due to lower bad debt exposure from lower levels of accounts receivable, originally recorded against general and administrative expenses. For fiscal 2002, we recorded expenses of approximately $401,000 of deferred compensation related to stock options, approximately $201,000 for the repurchase of stock from certain executives, approximately $774,000 for restructuring charges, and approximately $1.5 million for the amortization of goodwill related to the Wakely Software acquisition. We may reduce general and administrative expenses in absolute dollars over the next year as necessary to balance total expenses.

      Restructuring. In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan (“Plan 1”) was initiated in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan (“Plan 2”) was initiated and completed in the quarter ended June 30, 2001 and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7M for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and were completed by the fourth quarter of 2004.

      Plan 1 reduced headcount by 6, 3, 11, and 10 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis was approximately $3.3 million. Plan 2 further reduced headcount by 5, 18, 17, and 1 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $4.4 million. Plan 3 reduced headcount by 9, 7, 17, and 5 for professional services, research and development, sales and marketing, and general administration, respectively. The savings for salaries and benefits on an annual basis was approximately $3.5 million.

Other Income, Net

      In December 2003, pursuant to an asset purchase agreement the Company sold its rights to intellectual property targeted specifically for a portion of the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000 including approximately $250,000 in bonuses and approximately $30,000 for compensation related to acceleration of stock option vesting. The Company recognized approximately $1.1 million in other income during the quarter.

Interest Income

	2004	Change	2003	Change	2002

	(in thousands, except percentages)
Interest Income	$1,625	(46)%	$2,999	(49)%	$5,896

      Interest income consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. In August of 2003, all notes receivable from certain key employees were paid in full along with calculated interest.

      The decreases in fiscal 2004 and 2003 were due primarily to lower interest rates.

Provision for Income Taxes

      We have recorded a tax provision of $304,000 for fiscal year 2002. We did not record a provision for fiscal 2003 and 2004. The provision for income taxes in fiscal 2002 consists solely of foreign taxes.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31,

2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. As of March 31, 2004, we have not invested in any new VIEs created after January 31, 2003. As of result, FIN 46 will not have an impact on our results of operations and financial condition.

Liquidity and Capital Resources

	2004	Change	2003	Change	2002

	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$99,369	(9)%	$109,217	(13)%	$126,057
Working capital	$89,767	(6)%	$95,122	(19)%	$117,947
Net cash used for operating activities	$(10,167)	50%	$(6,784)	63%	$(18,413)
Net cash provided by (used for) investing activities	$(19,298)	(189)%	$21,613	131%	$9,352
Net cash provided by (used for) financing activities	$5,821	(146)%	$(12,593)	132%	$(5,422)

      Our primary sources of liquidity consisted of $99.4 million in cash, cash equivalents and short-term investments as of March 31, 2004 compared to $109.2 million in cash, cash equivalents and short-term investments as of March 31, 2003. At March 31, 2002, our sources of liquidity consisted of $126.1 million in cash, cash equivalents and short-term investments. The decrease from fiscal 2004 compared to 2003 primarily related to approximately $10.2 million of cash used in operations, a net $20.0 million used for long and short term investments, $573,000 for capital expenditures, $1.3 million for stock repurchase in the open market, offset by approximately $6.4 million of proceeds from issuance of common stock and approximately $730,000 from proceeds from stockholders notes receivable. The decrease from fiscal 2002 compared to fiscal 2003 primarily related to approximately $6.8 million of cash used in operations, $13.4 million for stock repurchase in the open market, offset by approximately $679,000 of proceeds from issuance of common stock.

      In fiscal 2004, we experienced a net decrease in working capital primarily due to the cash used in operations, stock repurchases, capital expenditures, and greater long-term investments offset by a decrease in liabilities, primarily related to deferred revenue. In fiscal 2003, we experienced a net decrease in working capital primarily due to the cash used in operations, stock repurchases and capital expenditures, which are mentioned above, and an increase of approximately $8.4 million in deferred revenue. The increase of deferred revenues was a result of an increase in cash received for amounts billed in advance of revenue recognition for our software products and services.

      Historically, we have funded our operations with proceeds from the sale of preferred stock, private placements, and a public offering. Net cash used for operating activities during fiscal 2004 reflects net loss of approximately $8.8 million. The net cash used for operating activities in fiscal 2004 was primarily due to net loss adjusted for non-cash expenses, the decrease of accounts receivable, prepaid expenses and other current assets offset by a decrease in deferred revenue. The net cash used for operating activities in fiscal 2003 was due primarily to the net loss adjusted for non-cash expenses and the cumulative effect of an accounting change to adopt FAS 142. In addition, we experienced a net increase in cash due to the reduction of accounts receivable and increase in deferred revenues, offset by the decrease of accounts payable and payroll related liabilities. The net cash used for operating activities in fiscal 2002 was due primarily to the net loss adjusted for non-cash expenses. In addition, we experienced a net decrease in cash due to the reduction of all our liabilities, offset primarily by our decreases in accounts receivable and other assets.

      The $19.3 million of net cash used by investing activities in fiscal 2004 was due primarily to the net purchase of approximately $20.0 million of short and long-term investments. The $21.6 million of net cash provided by investing activities in fiscal 2003 was due primarily to approximately $23.1 million of net proceeds from the maturity of short-term and long-term investments offset by approximately $1.5 million for capital expenditures. The $9.4 million of net cash provided by investing activities in fiscal 2002 was due primarily to approximately $9.4 million of net proceeds from the maturity of short-term and long-term investments.

      The $5.8 million of net cash provided by financing activities in fiscal 2004 was primarily from the proceeds from issuance of common stock offset by the cash used to repurchase our common stock. The $12.6 million and $5.4 million of net cash used for financing activities in fiscal 2003 and 2002, respectively, was primarily the result of the cash used to repurchase our common stock.

      In August 2001, the Board authorized the Company to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board. In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.

      During the year ended March 31, 2004, the Company repurchased 383,600 shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $1.3 million including brokerage fees. During the year ended March 31, 2003, the Company repurchased approximately 4.1 million shares of its common stock at an average price of $3.26 in the open market at a cost of approximately $13.4 million including brokerage fees.

      The aggregate of the purchases since inception of the repurchase program has been approximately 6.2 million shares at the cost of approximately $21.0 million including brokerage fees.

      From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by investments and are recorded as restricted long-term investments in the balance sheet. We currently have one letter of credit for $150,000 and have not drawn down on this letter of credit to date. The restricted long-term investment of approximately $180,000 is related to a facility lease agreement that has expiration date greater than twelve months from March 31, 2004.

      We had no significant commitments for capital expenditures as of March 31, 2004. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of March 31,2004 are adequate to fund our operations through at least March 31, 2005.

      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2004, the effects of the foreign currency fluctuations in Europe and India were insignificant.

      Our contractual obligations and commercial commitments at March 31, 2004, are summarized as follows (see also Note 6 and Note 8 of Notes to Consolidated Financial Statements):

	Payments Due By Period

		Less Than	1-3	4-5	After 5
Contractual Obligations:	Total	1 Year	Years	Years	Years

	(in thousands)
Operating Leases	$15,139	$2,728	$7,661	$4,750	$—

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

      The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of this report.

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

      For fiscal 2004, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $241,000 (less than 0.30%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at March 31, 2004.

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

      The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of March 31, 2004:

	2005	2006	Total

	(thousands)
Auction rate preferreds	$27,850	$—	$27,850
Weighted Average yield	1.10%	—	1.10%
Government agencies	25,563	18,558	44,121
Weighted Average yield	2.85%	1.91%	2.42%
Corporate notes & bonds	14,418	847	15,265
Weighted Average yield	3.17%	1.38%	3.03%
Certificate of Deposit	189	—	189
Weighted Average yield	1.05%	—	1.05%

Total investments	$68,020	$19,405	$87,425

Item 8.	Consolidated Financial Statements and Supplementary Data

Annual Financial Statements

      Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled “Financial Statements.”

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

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2003	2003	2003	2004

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$4,704	$4,325	$4,796	$3,110
Services	7,083	5,591	5,189	5,226

Total revenues	11,787	9,916	9,985	8,336
Cost of revenues:
License	264	327	289	530
Services	5,354	3,932	4,109	3,432

Total cost of revenues	5,618	4,259	4,398	3,962

Gross profit	6,169	5,657	5,587	4,374
Operating expenses:
Research and development	3,223	3,573	3,149	3,529
Sales and marketing	3,994	4,164	3,044	3,289
General and administrative	1,299	1,453	1,327	1,306

Total operating expenses	8,516	9,190	7,520	8,124

Loss from operations	(2,347)	(3,533)	(1,933)	(3,750)
Other income, net	—	—	1,092	—
Interest income	499	334	388	404

Net loss before taxes	(1,848)	(3,199)	(453)	(3,346)
Provision for income taxes	—	—	—	—

Loss before cumulative effect of an accounting change	(1,848)	(3,199)	(453)	(3,346)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	—

Net loss	$(1,848)	$(3,199)	$(453)	$(3,346)

Basic and diluted, net loss per share	$(0.06)	$(0.10)	$(0.01)	$(0.10)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	30,635	30,915	31,235	31,879

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2002	2002	2002	2003

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$2,387	$3,225	$2,691	$1,915
Services	7,248	6,186	7,278	4,638

Total revenues	9,635	9,411	9,969	6,553
Cost of revenues:
License	231	296	194	464
Services	5,342	4,671	4,366	4,139

Total cost of revenues	5,573	4,967	4,560	4,603

Gross profit	4,062	4,444	5,409	1,950
Operating expenses:
Research and development	3,566	3,379	3,018	3,239
Sales and marketing	5,509	4,859	4,575	4,424
General and administrative	1,447	2,163	1,252	1,206

Total operating expenses	10,522	10,401	8,845	8,869

Loss from operations	(6,460)	(5,957)	(3,436)	(6,919)
Interest income	917	762	760	560

Net loss before taxes	(5,543)	(5,195)	(2,676)	(6,359)
Provision for income taxes	—	—	—	—

Loss before cumulative effect of an accounting change	(5,543)	(5,195)	(2,676)	(6,359)
Cumulative effect of an accounting change to adopt SFAS 142	(9,974)	—	—	—

Net loss	$(15,517)	$(5,195)	$(2,676)	$(6,359)

Basic and diluted, net loss per share	$(0.46)	$(0.16)	$(0.08)	$(0.21)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	33,700	32,694	31,609	30,873

      In the past, our quarterly operating results have varied significantly, and we expect these fluctuations to continue. Future operating results may vary depending on a number of factors, many of which are outside of our control.

      In the short term, we expect our quarterly revenues to be significantly dependent on the sale of a small number of relatively large orders for our products and services. In addition, our products and services generally have a long sales cycle. As a result, our quarterly revenues may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter. In many cases, we recognize revenues from licenses and services on a percentage-of-completion or subscription basis. Deployment of our products requires a substantial commitment of resources by our customers or their consultants over an extended period of time. The time required to complete a deployment may vary from customer to customer and may be protracted due to unforeseen circumstances. Our ability to recognize these revenues thus may be delayed if we are unable to meet milestones on a timely basis. Because operating expenses are relatively fixed in the near term, any shortfall in anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There is no disclosure to report pursuant to Item 9.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer and the VP of Finance, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15((e) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer and the VP of Finance, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

      (b) Changes in internal controls over financial reporting. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      Information with respect to directors may be found in the section caption “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

      The Company reported the results of its 2003 annual stockholders meeting in the Company’s Form 10-Q for the quarter ended September 30, 2003. The Company subsequently discovered that the voting numbers reported in that Form 10-Q with respect to the election of the Board nominees was incorrect. The Company is currently investigating the actual vote count and the procedures followed by the Company in the election of its directors at its 2003 annual meeting of stockholders. Although the investigation is at a preliminary stage, the Company does not believe that the investigation will affect the outcome of the election.

Executive Officers

      Information with respect to executive officers may be found in the section caption “Executive Officers” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

      Information with respect to the Company’s audit committee financial expert may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.

Identification of the Audit Committee

      Information with respect to the Company’s audit committee may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information concerning compliance with beneficial ownership reporting requirements may be found in the section “Compliance with Section 16(a) of the Exchange Act” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.

Code of Ethics

      Information concerning the Company’s Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct may be found in the section “Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is hereby incorporated by reference. The Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct can also be found on our website, www.selectica.com/about/conduct.htm.

Item 11.	Executive Compensation

      Information with respect to executive officers and directors may be found in the section caption “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information with respect to this item may be found in the section caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information with respect to this item may be found in the section caption “Certain Relationships and Related Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information concerning the fees and services of the Company’s principal accountants may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements:

      The following are included in item 8 and are filed as part of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets as of March 31, 2004 and 2003

•	Consolidated Statement of Operations for the years ended March 31, 2004, 2003, and 2002

•	Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2004, 2003, and 2002

•	Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003, and 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules:

      Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(3)	Exhibits:

Exhibit
No.	Description

3.1(1)	The Second Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3.3(6)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)	Form of Registrant’s Common Stock certificate.
4.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1996 Stock Plan.
10.3(6)	1999 Employee Stock Purchase Plan.
10.4(6)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.
10.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.6(1)	Major Account License Agreement between the Registrant and Fujitsu Network Communications, Inc., dated November 4, 1998.
10.7(1)	Agreement for Web Site Design and Development Service between the Registrant and BMW of North America, Inc., dated July 15, 1998.
10.8(1)	Major Account License Agreement between the Registrant and the Fireman’s Fund Insurance Company, dated June 24, 1999.
10.9(1)	Major Account License Agreement between the Registrant and Aspect Telecommunications, dated May 17, 1999.
10.10(1)	A Consulting Engagement Proposal from the Registrant to 3Com, dated July 29, 1999.
10.11(1)	A Consulting Engagement Proposal from the Registrant to 3Com, dated August 10, 1999.
10.12(3)	Employment Agreement between the Registrant and Dr. Sanjay Mittal, dated as of January 1, 2003.

Exhibit
No.	Description

10.13(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10.14(1)	Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 10, 2000.
10.15(1)	International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; Amendment #1 to International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.
10.16(1)	Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 8, 2000.
10.17(1)	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.18(1)	Stock Purchase Agreement between the Registrant and Dell USA, L.P., dated February 14, 2000.
10.19(4)	Offer to exchange outstanding options, dated April 27, 2001.
10.20(5)	Offer to exchange outstanding options dated February 19, 2003.
10.21(6)	Warrant to Purchase Common Stock issued to Sales. Technologies Limited, dated April 4, 2001.
10.22(6)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10.23(6)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10.24(6)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10.25(6)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10.26(6)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10.27(6)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10.28(6)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10.29(6)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10.30(6)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.
10.31(7)	Settlement Agreement and General Release between Registrant and David Choi, dated August 13, 2003.
10.32(7)	Letter Agreement between Registrant and Sanjay Mittal, Dated September 22, 2003.
21.1(6)	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in Schedule TO filed by the Company on April 27, 2001.

(5)	Previously filed in Schedule TO filed by the Company on February 19, 2003.

(6)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(7)	Previously filed in the Company’s report on Form 10-Q filed on November 11, 2003.

(b) Reports on Form 8-K:

      On January 9, 2004, the Registrant filed a Current Report on Form 8-K under Item 5, Item 7 and Item 12 to report that on January 6, 2004 the Registrant issued a press release announcing that David Achim had been appointed Senior Vice President of Worldwide Sales and that Mr. Achim replaced Patrick McCarthy, who was leaving the Registrant in mid-January to take a hiatus in his career while attending to family issues. A copy of the press release was filed as an exhibit to the Current Report.

      On January 22, 2004, the Registrant filed a Current Report on Form 8-K under Item 7 and Item 12 to report that on January 22, 2004 the Registrant issued a press release announcing its financial results for the third quarter ending December 31, 2003, providing guidance for the fourth quarter ending March 31, 2004 and announcing that in connection with the issuance of the press release, the Company was holding a press conference to discuss the press release. A copy of the press release was filed as an exhibit to the Current Report.

(c) Exhibits.

      See (a)(3) above.

(d) Financial Statement Schedule.

      See (a)(2) above.

FINANCIAL STATEMENTS

      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows

SELECTICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2003

	(in thousands,
	except par value)
Assets
Current assets:
Cash and cash equivalents	$31,349	$54,993
Short-term investments	68,020	54,224
Accounts receivable, net of allowance for doubtful accounts of $115 and $741, respectively	697	3,485
Prepaid expenses and other current assets	2,597	3,863
Investments, restricted — short term	—	1,288

Total current assets	102,663	117,853
Property and equipment, net	3,620	5,274
Other assets	548	710
Long term investments	19,405	13,134
Investments, restricted — long term	180	178

Total assets	$126,416	$137,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$644	$936
Accrued payroll and related liabilities	1,726	1,932
Other accrued liabilities	2,769	3,377
Deferred revenues	7,757	16,486

Total current liabilities	12,896	22,731
Other long term liabilities	1,482	1,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2004 and 2003; None issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 150,000 shares at March 31, 2004 and 2003 Issued: 39,482 and 37,371 shares at March 31, 2004 and 2003, respectively
Outstanding: 33,246 and 31,519 shares at March 31, 2004 and 2003, respectively	4	4
Additional paid-in capital	291,055	284,454
Deferred compensation	(158)	(1,869)
Stockholder notes receivable	—	(730)
Accumulated deficit	(157,960)	(149,114)
Accumulated other comprehensive income	47	7
Treasury stock at cost — 6,236 shares and 5,852 at March 31, 2004 and 2003, respectively	(20,950)	(19,672)

Total stockholders’ equity	112,038	113,080

Total liabilities and stockholders’ equity	$126,416	$137,149

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2004	2003	2002

	(in thousands, except per share amounts)
Revenues:
License	$16,935	$10,218	$16,683
Services	23,089	25,350	30,511

Total revenues	40,024	35,568	47,194
Cost of revenues:
License	1,410	1,185	1,023
Services	16,827	18,518	28,660

Total cost of revenues	18,237	19,703	29,683

Gross profit	21,787	15,865	17,511
Research and development	13,474	13,202	15,343
Sales and marketing	14,491	19,368	25,215
General and administrative	5,385	6,068	8,922

Total operating expenses	33,350	38,638	49,480

Loss from operations	(11,563)	(22,773)	(31,969)
Other income, net	1,092	—	—
Interest income	1,625	2,999	5,896

Loss before provision for income taxes	(8,846)	(19,774)	(26,073)
Provision for income taxes	—	—	304

Loss before cumulative effect of an accounting change to adopt FAS 142	(8,846)	(19,774)	(26,377)
Cumulative effect of an accounting change to adopt FAS 142	—	(9,974)	—

Net loss	$(8,846)	$(29,748)	$(26,377)

Basic and diluted loss per share:
Loss before cumulative effect of an accounting change to adopt FAS 142	$(0.28)	$(0.61)	$(0.75)
Cumulative effect of an accounting change to adopt FAS 142	—	(0.31)	—

Basic and diluted net loss per share	$(0.28)	$(0.92)	$(0.75)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	31,165	32,219	35,090

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Stockholder
			Paid-In	Deferred	Notes
	Shares	Amount	Capital	Compensation	Receivable

	(in thousands)
Balance at March 31, 2001	37,032	4	285,179	(7,970)	(1,915)

Repurchase of common stock	—	—	—	—	—

Repurchase of common stock issued to certain executives	(213)	—	(924)	—	924

Fair value of warrants issued in connection with development agreement	—	—	227	—	—

Compensation expense related to variable accounting of exercised options	—	—	53	—	—

Compensation expense related to acceleration of stock options for certain terminated employees	—	—	125	—	—

Shares issued in connection with ESPP	163	—	527	—	—

Net deferred compensation related to options granted at less than FMV	—	—	(1,736)	3,938	—

Net deferred compensation related to repurchase of shares Issued in exchange for shareholder notes	—	—	201	—	—

Repayment of shareholders’ notes receivable	—	—	—	—	111

Exercise of stock options by employees, net of repurchase	54	—	189	—	—

Issuance of common stock for services	3	—	6	—	—

Comprehensive loss:

Other comprehensive loss	—	—	—	—	—

Net loss	—	—	—	—	—

Total Comprehensive loss
Balance at March 31, 2002	37,039	4	283,847	(4,032)	(880)

Repurchase of common stock	—	—	—	—	—

Exercise of stock options by employees, net of repurchase	177	—	309	—	—

Issuance of common stock for services	18	—	48	—	—

Net option cancellation	—	—	(376)	376	—

Shares issued in connection with ESPP	137	—	370	—	—

Compensation expense related to acceleration of stock options for certain terminated employees	—	—	249	—	—

Compensation expense related to variable accounting of exercised options	—	—	7	—	—

Net deferred compensation related to options granted at less than FMV	—	—	—	1,787	—

Repayment of shareholders’ notes receivable	—	—	—	—	150

Comprehensive loss:

Other comprehensive loss	—	—	—	—	—

Net loss	—	—	—	—	—

Total Comprehensive loss
Balance at March 31, 2003	37,371	$4	$284,454	$(1,869)	$(730)

Repurchase of common stock	—	—	—	—	—

Exercise of stock options by employees, net of repurchase	1,984	—	6,163	—	—

Issuance of common stock for services	2	—	9	—	—

Net option cancellation	—	—	(604)	604	—

Shares issued in connection with ESPP	94	—	206	—	—

Compensation expense related to acceleration of stock options for certain terminated employees	—	—	234	—	—

Compensation expense related to variable accounting of exercised options	—	—	149	—	—

Net deferred compensation related to options granted at less than FMV	—	—	—	1,107	—

Compensation expense related to modification of stock options	—	—	444	—	—

Exercise of warrant	31	—	—	—	—

Repayment of shareholders’ notes receivable	—	—	—	—	730

Comprehensive loss:

Other comprehensive loss	—	—	—	—	—

Net loss	—	—	—	—	—

Balance at March 31, 2004	39,482	$4	$291,055	$(158)	$0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
		Comprehensive	Treasury Stock		Total
	Accumulated	Income			Stockholders’	Comprehensive
	Deficit	(Loss)	Shares	Amount	Equity	Loss

	(in thousands)
Balance at March 31, 2001	(92,989)	229	—	—	182,538
Repurchase of common stock	—	—	(1,800)	(6,250)	(6,250)
Repurchase of common stock issued to certain executives	—	—	—	—	—
Fair value of warrants issued in connection with development agreement	—	—	—	—	227
Compensation expense related to variable accounting of exercised options	—	—	—	—	53
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	—	—	125
Shares issued in connection with ESPP	—	—	—	—	527
Net deferred compensation related to options granted at less than FMV	—	—	—	—	2,202
Net deferred compensation related to repurchase of shares Issued in exchange for shareholder notes	—	—	—	—	201
Repayment of shareholders’ notes receivable	—	—	—	—	111
Exercise of stock options by employees, net of repurchase	—	—	—	—	189
Issuance of common stock for services	—	—	—	—	6
Comprehensive loss:
Other comprehensive loss	—	(200)	—	—	(200)	$(200)
Net loss	(26,377)	—	—	—	(26,377)	(26,377)

Total Comprehensive loss						$(26,577)

Balance at March 31, 2002	(119,366)	29	(1,800)	(6,250)	153,352
Repurchase of common stock	—	—	(4,052)	(13,422)	(13,422)
Exercise of stock options by employees, net of repurchase	—	—	—	—	309
Issuance of common stock for services	—	—	—	—	48
Net option cancellation	—	—	—	—	—
Shares issued in connection with ESPP	—	—	—	—	370
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	—	—	249
Compensation expense related to variable accounting of exercised options	—	—	—	—	7
Net deferred compensation related to options granted at less than FMV	—	—	—	—	1,787
Repayment of shareholders’ notes receivable	—	—	—	—	150
Comprehensive loss:
Other comprehensive loss	—	(22)	—	—	(22)	$(22)
Net loss	(29,748)	—	—	—	(29,748)	(29,748)

Total Comprehensive loss						$(29,770)

Balance at March 31, 2003	$(149,114)	$7	(5,852)	$(19,672)	$113,080
Repurchase of common stock	—	—	(384)	(1,278)	(1,278)
Exercise of stock options by employees, net of repurchase	—	—	—	—	6,163
Issuance of common stock for services	—	—	—	—	9
Net option cancellation	—	—	—	—	—
Shares issued in connection with ESPP	—	—	—	—	206
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	—	—	234
Compensation expense related to variable accounting of exercised options	—	—	—	—	149
Net deferred compensation related to options granted at less than FMV	—	—	—	—	1,107
Compensation expense related to modification of stock options	—	—	—	—	444
Exercise of warrant	—	—	—	—	—
Repayment of shareholders’ notes receivable	—	—	—	—	730
Comprehensive loss:
Other comprehensive loss	—	40	—	—	40	40
Net loss	(8,846)	—	—	—	(8,846)	(8,846)

Balance at March 31, 2004	$(157,960)	$47	(6,236)	$(20,950)	$112,038	$(8,806)

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2004	2003	2002

	(in thousands)
Operating activities:
Net loss	$(8,846)	$(29,748)	$(26,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,104	3,505	4,154
Gain and Loss on disposition of property and equipment	107	(5)	32
Amortization of goodwill	—	—	2,663
Amortization of deferred compensation	1,107	1,787	2,202
Amortization of discount on the sale of common stock to a customer	—	—	254
Amortization of warrants in connection with licenses and services agreement	—	—	375
Amortization of development agreement	—	—	1,277
Cumulative effect of an accounting change to adopt FAS 142	—	9,974	—
Issuance of common stock in exchange for services	9	48	6
Compensation expenses related to variable accounting of exercised options	149	7	53
Compensation expenses related to repurchase of shares in excess of fair market value	—	—	201
Accelerated vesting of stock options to employees	234	249	125
Compensation expenses related to modification of options	444	—	—
Changes in assets and liabilities:
Accounts receivable	2,788	254	5,179
Prepaid expenses and other current assets	1,266	(203)	1,371
Other assets	162	11	1,203
Accounts payable	(292)	(389)	(1,885)
Accrued payroll and related liabilities	(206)	(785)	(2,286)
Other accrued and long term liabilities	(464)	114	(2,085)
Deferred revenue	(8,729)	8,397	(4,875)

Net cash used for operating activities	(10,167)	(6,784)	(18,413)
Investing activities
Purchase of capital assets	(573)	(1,454)	(74)
Proceeds from disposition of property and equipment	16	5	32
Proceeds from restricted investments	1,286	—	—
Purchase of short-term investments	(108,490)	(108,494)	(93,946)
Purchase of long-term investments	(74,971)	(70,299)	(47,420)
Proceeds from maturities of short-term investments	126,834	136,204	142,695
Proceeds from maturities of long-term investments	36,600	65,651	8,065

Net cash provided by (used for) investing activities	(19,298)	21,613	9,352
Financing activities
Purchase of treasury stock	(1,278)	(13,422)	(6,250)
Proceeds from stockholder notes receivable	730	150	111
Proceeds from issuance of common stock	6,369	679	717

Net cash provided by (used for) financing activities	5,821	(12,593)	(5,422)

Net increase (decrease) in cash and cash equivalents	(23,644)	2,236	(14,483)
Cash and cash equivalents at beginning of the period	54,993	52,757	67,240

Cash and cash equivalents at end of the period	$31,349	$54,993	$52,757

Supplemental disclosure of non-cash financing activities
Deferred compensation related to cancelled stock options	$574	$376	$1,736
Fair value of warrants issued in connection with development agreement	$—	$—	$227
Repurchase of stock in exchange for cancellation of notes	$—	$—	$924
Change in unrealized gain (loss) on available for sales securities	$40	$(22)	$(200)

See accompanying notes.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

      Selectica, Inc. (the Company or Selectica) was incorporated in the State of California on June 6, 1996 and subsequently reincorporated in the State of Delaware on January 19, 2000. The Company was organized to provide configuration, pricing management and quoting solutions for automating customers’ opportunity to order process.

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

Foreign Currency Transactions

      Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) are remeasured into U.S. dollar using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of a transaction. The effects of foreign currency remeasurement are reported in current operations and were immaterial for all periods presented.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of March 31, 2004, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments

      Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at March 31, 2004 and 2003. The Company considers all investment securities with maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income or loss in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

Accounts Receivable and Allowance for Doubtful Accounts

      The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2004, 2003, and 2002:

	Balance at	Charged to		Benefit	Balance
	Beginning	Costs and	Amounts	Included	at End of
Fiscal Year	of Period	Expenses	Written Off	Revenue	Period

	(in thousands)
2004	$741	$—	$241	$385	$115
2003	$1,194	$—	$453	$—	$741
2002	$1,051	$667	$524	$—	$1,194

      The Company evaluates the collectibility of our accounts receivable based on a combination of factors. When the Company believes a collectibility issue exists with respect to a specific receivable, it records an allowance to reduce that receivable to the amount that it believes to be collectible. For all other receivables, the Company records an allowance based on an assessment of the aging of such receivables, its historical experience with bad debts and the general economic environment.

      Historically, the Company had recorded the offset for the allowance for doubtful accounts as bad debt expense as a cost to general and administrative expenses or as an offset to service revenues. As receivables have declined, the reduction in the allowance for doubtful accounts has resulted in a benefit to general and administrative expense and revenue during fiscal 2004. Going forward, the Company intends to offset any changes to the allowance account to services revenues.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements is the shorter of the applicable lease term or estimated useful life. The estimated life for the building is 25 years and land is not depreciated.

Revenue Recognition

      The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance, and services; and 3) consulting services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

      For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract as vendor-specific objective evidence of fair value for maintenance

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably, under the subscription method, over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

      In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When services qualify for separate accounting the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

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

      Arrangements consisting of consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services are recognized based on customer acceptance in the form of customer-signed timesheets, cash received, or customer-signed acceptance.

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

Customer Concentrations

      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

      Customers who accounted for at least 10% of total revenues were as follows:

	March 31,

	2004	2003	2002

Customer A	39%	*	*
Customer B	20%	25%	*
Customer C	*	14%	11%

*	Revenues were less than 10% of total revenues.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Customers who accounted for at least 10% of gross accounts receivable were as follows:

	March 31,

	2004	2003

Customer A	47%	*
Customer B	18%	*
Customer C	12%	*
Customer D	*	20%
Customer E	*	13%
Customer F	*	12%

*	Customer account was less than 10% of gross accounts receivable.

Warranties and Indemnifications

      The Company generally provides a warranty for its software product to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2004 and 2003. To date, the Company has not refunded any amounts in relation to the warranty.

      The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringe certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2004.

Advertising Expense

      The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2004, 2003 and 2002 was approximately $34,000, $175,000, and $509,000 million, respectively.

Development Costs

      Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material, after consideration of various factors, including net realizable value. To date, software development costs that are eligible for capitalization have not been material and have been expensed

Accumulated Other Comprehensive Income or Loss

      Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income or loss and its components in

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income or loss is comprised of net unrealized gains on available for sale securities of approximately $47,000 and approximately $7,000 at March 31, 2004 and 2003, respectively. We recorded approximately $81,000 in realized losses, approximately $145,000 in realized gains, and approximately $18,000 in realized gains in the years ended March 31, 2004, 2003, and 2002, respectively.

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

      Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the fiscal years ended March 31, 2004, 2003, and 2002 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2004, 2003, and 2002 with the following weighted average assumptions:

	March 31,

	2004	2003	2002

Risk-free interest rate	2.89%	2.75%	4.61%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	42.77%	75.15%	88.22%
Expected option life in years	3.86	4.00	3.99

      Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the fiscal years ended March 31, 2004, 2003 and 2002 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2004, 2003 and 2002 with the following weighted average assumptions:

	March 31,

	2004	2003	2002

Risk-free interest rate	1.33%	2.29%	4.91%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	41.28%	66.67%	90.77%
Expected option life in years	1.25	1.25	1.25

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

	2004	2003	2002

Net loss, as reported	$(8,846)	$(29,748)	$(26,377)
Add: Stock based employee compensation expense included in reported net loss	1,107	1,787	2,202
Deduct: Total stock based employee compensation determined under fair value based method for all awards	17,111	23,533	21,040

Pro forma net loss	$(24,850)	$(51,494)	$(45,215)

Basic and diluted net loss per share, as reported	$(0.28)	$(0.92)	$(.75)

Basic and diluted pro forma net loss per share	$(.80)	$(1.60)	$(1.29)

Segment Information

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, configuration, pricing management and quoting solutions for electronic commerce. The Company primarily markets its products in the United States.

      Export revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2004, sales to international locations were derived primarily from Australia, Canada, Germany, India, Japan, New Zealand, and the United Kingdom. For the fiscal year ended March 31, 2003, sales to international locations were derived primarily from Canada, Germany, India, Japan, Mexico, New Zealand, Sweden, and the United Kingdom. For the fiscal year ended March 31, 2002, sales to international locations were derived primarily from Canada, Korea, Mexico, Sweden, and the United Kingdom.

	Years Ended March 31,

	2004	2003	2002

International revenues	10%	24%	20%
Domestic revenues	90%	76%	80%

Total Revenues	100%	100%	100%

      There were no sales to a specific international location, which accounted for at least 10% of the total revenue.

      For the years ended March 31, 2004 and 2003, the Company held long-lived assets outside of the United States with a net book value of approximately $1.5 and $1.7 of million of which approximately $1.4 million and $1.6 million were in India, respectively.

Contract termination

      During the year ended March 31, 2004, the Company terminated a license and services contract in connection with the sale of certain intellectual property assets to Accenture. Pursuant to our agreement with that customer, the Company will retain all payments that the Company has received or is entitled to collect for items and services earned before the cancellation occurred. As a result of this termination, the Company recognized revenue in the amount of cash received, for licenses and for implementation services. For the year ending March 31, 2004, we recognized approximately $849,000 of license revenue and approximately $964,000 of services revenue from the cancelled contract.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of eInsurance Assets

      In December 2003, pursuant to an asset purchase agreement the Company sold its suite of intellectual property assets targeted specifically for the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000. The Company recognized approximately $1.1 million in other income for the quarter ended December 31, 2003.

Concurrent Transaction

      The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the year ending March 31, 2004, the Company recognized approximately $871,000 in license and service royalty revenue, which is net of approximately $69,000 professional services purchased by the Company. For the year ending March 31, 2003, the Company recognized approximately $441,000 as license and service revenue that is net of approximately $179,000 professional services purchased by the Company.

Related Party Transaction and Severance Agreement

      In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company has agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal will receive $20,000 per month for his services and this arrangement will continue until either party terminates the CTA service. During the year ended March 31, 2004, the Company recorded approximately $135,000 as outside services expense in research and development. In the event that Dr. Mittal’s role as CTA terminates, subject to certain conditions, he will be entitled to receive a lump-sum severance payment of $412,500. The Company believes that the payment is estimatable and probable, and therefore, has accrued for this amount. This amount was recorded in September 2003, as compensation expense of which approximately $93,000 was included in cost of goods sold, approximately $231,000 was included in research and development, approximately $52,000 as sales and marketing expense and approximately $37,000 was included in general and administrative expense.

New Accounting Pronouncements

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. As of March 31, 2004, the Company has not invested in any new VIEs created after January 31, 2003. As of result, FIN 46 will not have an impact on the Company’s results of operations and financial condition.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash, Cash Equivalents and Investments

      Cash, cash equivalents, short term and long term investments consisted of the following:

	Unrealized

	Cost	Gain	Loss	Market

	(in thousands)
March 31, 2004:
Cash and cash equivalents:
Cash	$27,550	$—	$—	$27,550
Money market fund	2,800	—	—	2,800
Commercial paper	999	—	—	999

	$31,349	$—	$—	$31,349

Short-term investments:
(due in less than 12 months)
Auction rate securities	$27,850	$—	$—	$27,850
Government agencies	25,536	27	—	25,563
Corporate notes & bonds	14,411	7	—	14,418
Certificate of deposit	189	—	—	189

	$67,986	$34	$—	$68,020

Long-term investments:
(due in 12 to 18 months)
Government agencies	$18,543	$15	$—	$18,558
Corporate notes & bonds	849	—	(2)	847

	$19,392	$15	$(2)	$19,405

March 31, 2003:
Cash and cash equivalents:
Cash	$35,896	$—	$—	$35,896
Money market fund	14,226	—	—	14,226
Commercial paper	4,871	—	—	4,871

	$54,993	$—	$—	$54,993

Short-term investments:
(due in less than 12 months)
Auction rate securities	$44,102	$—	$(2)	$44,100
Government agencies	3,367	16	—	3,383
Corporate notes & bonds	3,734	7	—	3,741
Municipal bonds	3,000	—	—	3,000

	$54,203	$23	$(2)	$54,224

Long-term investments:
(due in 12 to 18 months)
Government agencies	$8,232	$30	$—	$8,262
Asset-Backed securities	3,856	—	(51)	3,805
Corporate notes & bonds	1,060	7	—	1,067

	$13,148	$37	$(51)	$13,134

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2004, the Company has only one active operating lease that requires security deposit to be maintained at financial institutions for the term of the lease. The security deposit of approximately $180,000 is classified as a restricted long-term investment and held in commercial paper.

      During the year ended March 31, 2003, three operating leases expired. The total security deposits of approximately $180,000 were held and maintained at financial institutions according to the lease terms. These deposits were held in commercial paper and classified as restricted short-term investments. In addition, in connections with the acquisition of Wakely Software, Inc., the Company set up an escrow fund of approximately $1.0 million primarily made up of mutual funds and classified as a restricted short-term investment. The full amount of $1.0 million was paid to the founder of Wakely Software, Inc. in August 2003 per the escrow agreement. The interest earned on the investment was used in operations.

      Net unrealized holding gains on available-for-sale securities as of March 31, 2004 and 2003 were approximately $47,000 and $7,000, respectively.

4.	Property and Equipment

      Property and equipment, at cost, consist of the following:

	March 31,

	2004	2003

	(in thousands)
Computers and software	$9,768	$9,758
Furniture and equipment	3,162	3,289
Leasehold improvements	2,615	2,575
Land and building	1,109	1,028

	16,654	16,650
Less: accumulated depreciation	(13,034)	(11,376)

Total property and equipment, net	$3,620	$5,274

5.	Stockholder Notes Receivable

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

      During the year ended March 31, 2003 and 2002, approximately $150,000 and $111,000 of the notes receivable were repaid by the various key employees. In addition, unvested stock worth an aggregate of approximately $924,000, originally issued in exchange for full recourse notes, were repurchased by the Company in fiscal year 2002. As a result of the repurchase, the remaining outstanding shares which were exercised with full recourse promissory notes representing 166,772 shares and approximately $384,000 in total outstanding notes, were deemed to be compensatory as of January 4, 2002 and became subject to variable accounting. In August of 2003, these notes receivable from certain key employees were paid in full along with calculated interest and the Company will not be required to revalue these shares in the future.

      During the year ended March 31, 2004, the Company recorded total compensation expense of approximately $149,000 of which approximately $3,000 was included in sales and marketing expense and approximately $146,000 was included in general and administrative expense. During the year ended March 31,

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, the Company recorded a total compensation expense of approximately $7,000 of which approximately $2,000 was recorded as cost of goods sold and $5,000 as general and administrative expense. During the year ended March 31, 2002, the Company recorded a total compensation expense of approximately $53,000 of which approximately $20,000 was recorded as cost of goods sold and approximately $33,000 was recorded as general and administrative expense.

6.	Operating Lease Commitments

      The Company leases office space and office equipment under operating lease agreements that expire at various dates through 2010. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2004, are as follows:

	Offices	Equipment	Total

	(in thousands)
2005	2,728	30	2,758
2006	2,485	23	2,508
2007	2,536	13	2,549
2008	2,640	13	2,653
2009	2,745	—	2,745
Thereafter	2,005	—	2,005

Total future minimum payments	$15,139	$79	$15,218

      Rental expenses for office space and equipment were approximately $3.0 million, $3.8 million, and $5.1 million for the years ended March 31, 2004, 2003 and 2002, respectively.

7.	Litigation

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which has been executed on behalf of the Company. The settling parties anticipate presenting the settlement papers to the Court on June 14, 2004. There can be no assurance that the Court will approve the settlement.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other

      In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

8.	Letters of Credit

      As of March 31, 2004 and 2003, the Company has letters of credit totaling approximately $150,000 and $466,000, respectively, with a bank which serve as collateral for the Company’s obligations to third parties for lease payments. As of March 31, 2004 and 2003, no amounts were drawn under these letters of credit.

9.	Goodwill

      Goodwill represents the excess of the purchase price of acquired companies over estimated fair values of tangible and intangible net assets acquired.

      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are be subject to annual impairment tests. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      In April 2002, the Company performed, under SFAS 142, the first of the required impairment tests of goodwill. That test indicated that the carrying values exceeded their estimated fair values, as determined

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, we performed step two of the test. We compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, we measured and recognized an impairment loss for the remaining balance of goodwill of approximately $10.0 million for the three months ended June 30, 2002. This loss was recorded as a cumulative effect of an accounting change in the period.

      Prior to April 1, 2002, Goodwill was amortized on a straight-line basis over the estimated useful life, generally five years. The carrying values of goodwill was reviewed if facts and circumstances suggested that they may be impaired. If this review indicates that carrying values of goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles. During fiscal year 2002 the applicable accounting policy for reviewing goodwill for impairment was an undiscounted cash flow basis, a method allowed by SFAS 121. When analyzed using undiscounted cash flows prescribed by SFAS 121, the Company did not have an impairment of any intangibles assets at March 31, 2002.

      In accordance with SFAS 142 adopted on April 1, 2002, we stopped the periodic amortization of goodwill. The following table shows the reconciliation of reported net loss adjusted for the adoption of SFAS 142 for the year ended March 31, 2002. (in thousands, except per share data):

March 31,
2002

Reported net loss	$(26,377)
Add back: Goodwill amortization	2,663

Adjusted net loss	$(23,714)

Basic and diluted net loss per share:
Reported net loss	$(0.75)
Add back: Goodwill amortization	0.07

Adjusted net loss per share	$(0.68)

10.	Stockholders’ Equity

Common Stock Reserved for Future Issuance

      At March 31, 2004, common stock reserved for future issuance was as follows:

(in thousands)
Stock option plans:
Outstanding	7,014
Reserved for future grants	6,746
Employee Stock Purchase Plan	1,905

Total common stock reserved for future issuance	15,665

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

      The Company’s Certificate of Incorporation was amended to authorize 25 million shares of preferred stock at a par value of $0.0001 per share upon reincorporation in Delaware in January 2000. There was no preferred stock issued and outstanding at March 31, 2004 and 2003.

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

Warrants

      In September 1999, the Company entered into a development agreement with an investor whereby the investor and the Company will work to port the current suite of products to additional platforms. In connection with the development agreement, the Company issued warrants to purchase 57,000 shares of Series E convertible preferred stock at $4.382 per share. The warrants were issued in December 1999 and were exercised on March 9, 2000. The Company determined the fair value of the warrants using the Black-Scholes valuation model assuming a fair value of the Company’s Series E convertible preferred stock of $19.00, risk free interest rate of 5.5%, dividend yield of 0%, volatility factor of 80% and a life of 22 months. The fair value of approximately $381,000 was amortized over the remaining life of the development agreement. The amortization expense of approximately $104,000 was recorded as research and development expenses during the years ended March 31, 2002. The fair value was fully amortized during the year ended March 31, 2002

      In November 1999, the Company entered into a license agreement and one year maintenance contract in the amount of approximately $3.0 million with a customer and in connection with the agreement committed to the issuance of a warrant to purchase 800,000 shares of common stock. In January 2000 the warrant was issued with an exercise price of $13.00 and was net exercised on July 25, 2000. The value of the warrants was estimated to be approximately $16.4 million and was based upon a Black-Scholes valuation model with the following assumptions: risk free interest rate of 5.5%, dividend yield of 0%, volatility of 80%, expected life of 2 years, exercise price of $13.00 and fair value of $30.00. Service revenues were reduced by approximately $375,000 during the year ended March 31, 2002. The fair value was fully amortized during the year ended March 31, 2002.

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

Stock Issued for Services

      Under the terms of the Company’s 1996 Stock Plan, from time to time the Company issues shares of common stock in exchange for services. All services were complete at the date of grant and the value of the services was based upon the then fair value of the common stock. During fiscal year 2004, the Company issued 2,000 shares of common stock at a weighted average value of $4.32 in exchange for services provided by the professional services organization and recorded a compensation expense of approximately $9,000.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Repurchase

      In August 2001, the Board of Directors authorized the Company to repurchase up to $30.0 million worth of stock in the open market subject to certain criteria as determined by the Board. This program expired in April 2003.

      In May 2003, the Board approved an additional stock buyback program to repurchase up to $30.0 million worth of stock in the open market subject to certain criteria as determined by the Board.

      During the year ended March 31, 2004, the Company repurchased 383,600 shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $1.3 million including brokerage fees. During the year ended March 31, 2003, the Company repurchased approximately 4.1 million shares of its common stock at an average price of $3.26 in the open market at a cost of approximately $13.4 million including brokerage fees.

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

Tender Offer

      On February 19, 2003, the Company commenced an option exchange program in which its employees were offered the opportunity to exchange stock options with exercise prices of $4.17 and above for new stock options. Participants in the exchange program will receive new options to purchase one hundred percent (100%) of the number of share of our common stock subject to the options that were cancelled. On March 19, 2003, approximately 1.1 million stock options were cancelled at a weighted exercise price of $19.18. The exchange offer was not available to executive officers and members of our Board of Directors. Approximately 933,000 new options were granted on September 22, 2003 at the market price of $4.24 per share.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

Stock Option Plans — Approved by Stockholders

1996 Stock Plan

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity under all stock option plans is as follows:

		Options Outstanding

	Shares			Weighted-
	Available for	Number of		Average
	Grant	Shares	Exercise Price	Exercise Price

	(in thousands)
Balance at March 31, 2001	1,938	4,534	$0.030 – $74.688	$21.13
Increase in shares reserved	6,325	—
Options granted	(6,719)	6,717	$1.750 – $61.683	$3.64
Options exercised	—	(113)	$0.100 – $4.380	$2.14
Options canceled	1,405	(2,131)	$0.030 – $74.688	$20.58

Balance at March 31, 2002	2,949	9,007	$0.100 – $74.688	$8.45
Increase in shares reserved	3,308	—
Options granted	(2,623)	2,623	$1.990 – $4.350	$2.73
Options exercised	—	(187)	$0.100 – $3.920	$1.80
Options canceled	2,080	(2,893)	$0.300 – $74.688	$13.50

Balance at March 31, 2003	5,714	8,550	$0.200 – $63.484	$5.13
Increase in shares reserved	1,571	—
Options granted	(2,289)	2,289	$2.35 – $5.30	$4.46
Options exercised	—	(1,984)	$0.200 – $4.38	$3.11
Options canceled	1,750	(1,841)	$1.25 – $63.48	$6.82

Balance at March 31, 2004	6,746	7,014	$0.200 – $63.48	$5.62

	Options Outstanding			Options Vested

		Weighted-
	Number of	Average			Weighted-
	Outstanding	Remaining		Options	Average
Range of	Shares as of	Contractual	Range of	Vested at	Exercise
Exercise Prices	March 31, 2004	Life	Exercise Prices	March 31, 2004	Price

	(in thousands)			(in thousands)
$0.2000 – $ 2.560	0 1,930	8.11	$0.2000 – $ 2.5600	1,151	$2.4214
$2.5800 – $ 3.890	0 1,158	7.52	$2.5800 – $ 3.8900	797	$3.3790
$3.9100 – $ 4.160	0 1,307	7.30	$3.9100 – $ 4.1600	891	$4.1509
$4.1990 – $ 4.770	0 1,274	9.38	$4.1990 – $ 4.7700	787	$4.2484
$4.9400 – $63.4844	1,345	6.65	$4.9400 – $63.4844	582	$19.1417

$0.2000 – $63.4844	7,014	7.81	$0.2000 – $63.4844	4,207	$5.6203

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Compensation Plan Information

				Number of Securities
	Number of Securities	Weighted-Average		Remaining Available
	to be Issued upon	Exercise Price of		for Future Issuance
	Exercise of Outstanding	Outstanding		Under Equity
	Options, and Rights	Options and Rights		Compensation Plans

Plans Approved by Stockholders
1996 Stock Plan	423	$8.33	8	—
1999 Equity Incentive Plan	3,614	$5.23	1	5,992 (1)
1999 Employee Stock Purchase Plan	—	$6.92	9	1,905 (2)
Plans Not Required to be Approved by Stockholders
Officer Option Agreement	50	$25.50		—
2001 Supplemental Plan	1,715	$3.84	7	264
1996A Plan	1,212	$3.77	6	490

Total	7,014			8,651

(1)	On each January 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million.

(2)	On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.

      All vested shares granted under all Plans are exercisable, however, shares exercised but not vested are subject to repurchase. At March 31, 2004, no shares were subject to repurchase under the 1996 Stock Plan.

11.	Computation of Basic and Diluted Net Loss Per Share

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

      The following table presents the computation of basic and diluted net loss per share:

	Years Ended March 31,

	2004	2003	2002

	(in thousands, except per share amounts)
Net loss	$(8,846)	$(29,748)	$(26,377)

Basic and diluted:
Weighted-average shares of common stock outstanding	31,177	32,331	35,531
Less weighted-average shares subject to repurchase	(12)	(112)	(441)

Weighted-average shares used in computing basic and diluted net loss per share	31,165	32,219	35,090

Basic and diluted net loss per share	$(0.28)	$(0.92)	$(0.75)

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Years Ended March 31,

	2004	2003	2002

	(in thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	589	3,798	3,705
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	6,425	4,752	5,302
Common shares excluded resulting from common stock subject to repurchase	—	43	198

Total common stock equivalents excluded from diluted net loss per common share	7,014	8,593	9,205

12.	Income Taxes

      The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

	March 31,

	2004	2003	2002

Domestic Pre-Tax Loss	$(7,380)	$(20,358)	$(22,586)
Foreign Pre-Tax Income/(Loss)	(1,466)	584	(3,487)

Total Pre-Tax Loss	$(8,846)	$(19,774)	$(26,073)

	Years Ended March 31,

	2004	2003	2002

Computed federal tax	$(3,096)	$(9,822)	$(9,126)
Computed state tax	50	50	—
Computed foreign tax	240	169	304
Losses not benefited	3,315	6,367	7,043
Deferred compensation expense	511	724	944
Nondeductible acquisition expenses	—	3,276	1,139
Change in tax reserve	(240)	(169)	—
Non-deductible expenses	29	31	—
Pre-tax foreign loss	(454)	(173)	—
Research and development tax credits	(355)	(453)	—

Provision for income tax	$—	$—	$304

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended March 31,

	2004	2003	2002

US current tax expense	$—	$—	$—
Deferred tax	—	—	—
Foreign tax expense	—	—	304

Provision for income tax	$—	$—	$304

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,

	2004	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$47,043	$38,181	$31,610
Tax credit carryforwards	4,766	4,065	1,419
Deferred revenue	618	5,766	3,705
Other	4,316	4,576	294

Total net deferred tax assets	56,743	52,588	37,028
Valuation allowance	(56,743)	(52,588)	(37,028)

Net deferred tax assets	$—	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance increased by approximately $4.2 million, $15.6 million, and $8.2 million during 2004, 2003, and 2002, respectively.

      As of March 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $126.9 million and approximately $45.8 million, respectively. As of March 31, 2004, the Company also had federal and state research and development tax credit carryforwards of approximately $2.6 million and $3.3 million, respectively. The federal net operating loss and credit carryforwards expire at various dates beginning in 2012 through 2024, if not utilized. The state net operating loss carryforwards expire at various dates beginning in 2005 through 2016, if not utilized. The state tax credit carryforwards have no expiration date.

      Selectica’s subsidiary in India (Selectica India Private Ltd.), has a 10-year tax holiday, which commenced from the fiscal year 1999. The subsidiary will be exempt from taxation on income generated during this period.

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

      Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2004, 2003 and 2002. Administrative expenses relating to the 401(k) Plan are insignificant.

14.	Restructuring

      In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan (“Plan 1”) was initiated in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 heads in the areas of professional services, research and development, sales, marketing, and general administration. The second plan (“Plan 2”) was initiated and completed in the quarter ended June 30, 2001 and was comprised of severance and related benefits of $1.8 million for the reduction of 41 heads in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7 million for the reduction of 38 heads in the areas of professional services, research and development, sales, marketing, and general administration and was completed in the fourth quarter of 2004.

      Plan 1 reduced headcount by 6, 3, 11, and 10 for professional services, research and development, sales and marketing, and general administration, respectively. The savings for salaries and benefits on an annual basis for was approximately $3.3 million. Plan 2 further reduced headcount by 5, 18, 17, and 1 for professional services, research and development, sales and marketing, and general administration, respectively. The savings for salaries and benefits on an annual basis was approximately $4.4 million. Plan 3 reduced headcount by 9, 7, 17, and 5 for professional services, research and development, sales and marketing, and general administration, respectively. The savings for salaries and benefits on an annual basis was approximately $3.5 million.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2004 we did not have a balance in the reserve for restructuring. As of March 31, 2003, the balance of the reserve for restructuring was approximately $264,000, which was included in Other Accrued Liabilities in the accompanying consolidated balance sheet. The activity in the accrued restructuring balances related to all of the plans described above was as follows:

      Include subtotals for each year-end.

(in thousands)
Charge for the year ended March 31, 2001 — Plan 1	$667
Payments for the year ended March 31, 2001 — Plan 1	(317)

Accrual balance, March 31, 2001	350
Charge for the year ended March 31, 2002 — Plan 2	1,759
Payments for the year ended March 31, 2002 — Plan 1	(350)
Payments for the year ended March 31, 2002 — Plan 2	(1,577)

Accrual balance, March 31, 2002	182
Charge for the year ended March 31, 2003 — Plan 3	1,760
Payments for the year ended March 31, 2003 — Plan 2	(182)
Stock based compensation for the year ended March 21, 2003 — Plan 3	(249)
Payments for the year ended March 31, 2003 — Plan 3	(1,247)

Accrual balance, March 31, 2003	264
Payments for the year ended March 31, 2004 — Plan 3	(198)
Write back of expense for the year ended March 31, 2004 — Plan 3	(66)

Accrual balance, March 31, 2004	$—

15.	Subsequent Event

      On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is currently evaluating the merits of this complaint.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Selectica, Inc.

      We have audited the accompanying consolidated balance sheets of Selectica, Inc. as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica Inc. at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 10 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

San Jose, California
April 22, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 14th day of June 14, 2004.

SELECTICA, INC.
Registrant

/s/ STEPHEN BENNION

Stephen Bennion
President and Chief Executive Officer
(Interim) and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ STEPHEN BENNION Stephen Bennion	President and Chief Executive Officer (Interim)	June 14, 2004

Principal Financial Officer and Principal Accounting Officer:
/s/ STEPHEN BENNION Stephen Bennion	Chief Financial Officer	June 14, 2004

Directors:
/s/ JAMIE ARNOLD Jamie Arnold	Director	June 14, 2004

/s/ JOHN FISHER John Fisher	Director	June 14, 2004

/s/ MICHAEL LYONS Michael Lyons	Director	June 14, 2004

/s/ THOMAS NEUSTAETTER Thomas Neustaetter	Director	June 14, 2004

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	The Second Amended and Restated Certificate of Incorporation.
3	.2(6)	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3	.3(6)	Amended and Restated Bylaws.
4	.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Form of Registrant’s Common Stock certificate.
4	.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4	.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10	.1(1)	Form of Indemnification Agreement.
10	.2(1)	1996 Stock Plan.
10	.3(6)	1999 Employee Stock Purchase Plan.
10	.4(6)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.
10	.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.6(1)	Major Account License Agreement between the Registrant and Fujitsu Network Communications, Inc., dated November 4, 1998.
10	.7(1)	Agreement for Web Site Design and Development Service between the Registrant and BMW of North America, Inc., dated July 15, 1998.
10	.8(1)	Major Account License Agreement between the Registrant and the Fireman’s Fund Insurance Company, dated June 24, 1999.
10	.9(1)	Major Account License Agreement between the Registrant and Aspect Telecommunications, dated May 17, 1999.
10	.10(1)	A Consulting Engagement Proposal from the Registrant to 3Com, dated July 29, 1999.
10	.11(1)	A Consulting Engagement Proposal from the Registrant to 3Com, dated August 10, 1999.
10	.12(3)	Employment Agreement between the Registrant and Dr. Sanjay Mittal, dated as of January 1, 2003.
10	.13(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10	.14(1)	Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; amendment #1 to Major Account License Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 10, 2000.
10	.15(1)	International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 12, 2000; Amendment #1 to International Value Added Reseller Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 29, 2000.
10	.16(1)	Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated January 31, 2000; Amendment #1 to the Stock Purchase Agreement between the Registrant and Samsung SDS Co., Ltd., dated February 8, 2000.
10	.17(1)	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.18(1)	Stock Purchase Agreement between the Registrant and Dell USA, L.P., dated February 14, 2000.
10	.19(4)	Offer to exchange outstanding options, dated April 27, 2001.
10	.20(5)	Offer to exchange outstanding options dated February 19, 2003.
10	.21(6)	Warrant to Purchase Common Stock issued to Sales. Technologies Limited, dated April 4, 2001.
10	.22(6)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.

Exhibit
No.		Description

10	.23(6)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10	.24(6)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10	.25(6)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10	.26(6)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10	.27(6)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10	.28(6)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10	.29(6)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10	.30(6)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.
10	.31(7)	Settlement Agreement and General Release between Registrant and David Choi, dated August 13, 2003.
10	.32(7)	Letter Agreement between Registrant and Sanjay Mittal, Dated September 22, 2003.
21	.1(6)	Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in Schedule TO filed by the Company on April 27, 2001.

(5)	Previously filed in Schedule TO filed by the Company on February 19, 2003.

(6)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(7)	Previously filed in the Company’s report on Form 10-Q filed on November 11, 2003.