Form 10-Q
period 2004-06-30
SELECTICA INC
filed 2004-08-09
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2004

COMMISSION FILE NUMBER 0-29637

SELECTICA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0432030

(State of incorporation)	(IRS employer identification no.)

3 WEST PLUMERIA DRIVE, SAN JOSE, CA 95134

(Address of principal executive offices)

(408) 570-9700

(Registrant’s telephone number, including area code)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. YES |X| NO |_|

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2004, was 32,716,029.

FORM 10-Q
SELECTICA INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	March 31,
	2004	2004 *
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$30,110	$31,349
Short-term investments	61,867	68,020
Accounts receivable, net of allowance for doubtful accounts of $157 and $115, respectively	1,933	697
Prepaid expenses and other current assets	2,670	2,597

Total current assets	96,580	102,663
Property and equipment, net	3,597	3,620
Other assets	547	548
Long-term investments	22,973	19,405
Investments, restricted — long term	180	180

Total assets	$123,877	$126,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,214	$644
Accrued payroll and related liabilities	1,767	1,726
Other accrued liabilities	1,875	2,769
Deferred revenues	8,876	7,757

Total current liabilities	13,732	12,896
Other long term liabilities	1,469	1,482
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	291,630	291,055
Deferred compensation	(141)	(158)
Accumulated deficit	(161,559)	(157,960)
Accumulated other comprehensive income	(308)	47
Treasury stock	(20,950)	(20,950)

Total stockholders’ equity	108,676	112,038

Total liabilities and stockholders’ equity	$123,877	$126,416

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT — PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Revenues:
License	$2,056	$4,704
Services	5,687	7,083

Total revenues	7,743	11,787
Cost of revenues:
License	199	264
Services	3,152	5,354

Total cost of revenues	3,351	5,618

Gross profit	4,392	6,169
Operating expenses:
Research and development	3,255	3,223
Sales and marketing	2,975	3,994
General and administrative	1,984	1,299

Total operating expenses	8,214	8,516

Loss from operations	(3,822)	(2,347)
Interest and other income, net	223	499

Net loss	$(3,599)	$(1,848)

Basic and diluted net loss per share	$(0.11)	$(0.06)

Weighted-average shares of common stock used in computing Basic and diluted net loss per share	32,516	30,635

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2004	2003
Operating activities
Net loss	$(3,599)	$(1,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	357	668
Amortization of deferred compensation	49	391
Compensation expense related to variable accounting	—	38
Accelerated vesting of stock option to employees	—	2
Changes in assets and liabilities:
Accounts receivable	(1,236)	1,786
Prepaid expenses and other current assets	(73)	61
Other assets	1	(23)
Accounts payable	570	222
Accrued payroll and related liabilities	41	(74)
Other accrued liabilities	(907)	(517)
Deferred revenues	1,119	(5,545)

Net cash used in operating activities	(3,678)	(4,839)
Investing activities
Capital expenditures	(334)	(84)
Purchase of short term investments	(6,751)	(10,301)
Proceeds from maturities of short-term investments	14,498	23,350
Purchase of long term investments	(12,250)	(21,794)
Proceeds from maturities of long-term investments	6,733	1,000

Net cash provided by (used in) investing activities	1,896	(7,829)
Financing activities
Cost of stock repurchase	—	(372)
Proceeds from issuance of common stock, net of purchase	543	538

Net cash provided by (used in) financing activities	543	166
Net decrease in cash and cash equivalents	(1,239)	(12,502)
Cash and cash equivalents at beginning of the period	31,349	54,993

Cash and cash equivalents at end of the period	$30,110	$42,491

Supplemental cash flow information
Deferred compensation related to cancelled stock options	$—	$492

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations and cash flows for the three months ended June 30, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2004, and the results of operations an cash flows for the three months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2004 has been derived from the audited consolidated financial statements at that date.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

Foreign Currency Transactions

     Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) are remeasured into U.S. dollars using the foreign exchange rate at the balance sheet date. Operations accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of a transaction. The effects of foreign currency remeasurement are reported in current operations and were immaterial for all periods presented.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of June 30, 2004, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, that are principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at June 30, 2004 and March 31, 2004. The Company considers all investment securities with original maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

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

Revenue Recognition

     The Company enters into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; and (3) services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

     For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

     Arrangements consisting of license, maintenance and other services. Services revenues can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments.

     In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination we focus on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software; (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed; (3) the degree of technical difficulty in building of the interfaces and uniqueness of the application; (4) the degree of involvement of customer personnel; and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. We also consider the likelihood of refunds, forfeitures and concessions when determining the significance of such services.

     In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore license and services revenues have been recognized pursuant to SOP 81-1.

     For those contracts that include contract milestones or acceptance criteria, we recognize revenue as such milestones are achieved or as such acceptance occurs.

     For those contracts with unspecified future products and services which are not essential to the functionality of the other elements of the arrangement, license revenue is recognized by the subscription method over the length of time that the unspecified future product is available to the customer.

     In some instances the acceptance criteria in the contract require acceptance after all services are complete and all other elements have been delivered. In these instances we recognize revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement, we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When services qualify for separate accounting, we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

     Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone, and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

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

     Arrangements consisting of consulting services. Consulting services consists of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services are recognized based on customer acceptance in the form of customer-signed timesheets, cash received, or customer-signed acceptance as defined in the master service agreement.

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

     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,
	2004	2003
Customer A	32%	36%
Customer B	24%	*
Customer C	10%	13%
Customer D	*	15%
Customer E	*	10%

*	Revenues were less than 10%.

     Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30,	March 31,
	2004	2004
Customer A	52%	*
Customer B	12%	*
Customer C	11%	*
Customer D	*	47%
Customer E	*	18%
Customer F	*	12%

*	Customer account was less than 10% of net accounts receivable.

Warranties and Indemnifications

     The Company generally provides a warranty for its software products to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of a product under such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company has not provided for a warranty accrual or incurred any warranty costs as of June 30, 2004 and March 31, 2004. To date, the Company has not refunded any amounts in relation to the warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of June 30, 2004.

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

Accumulated and Other Comprehensive Income (Loss)

     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income/loss is comprised of net unrealized gains/loss on available for sale securities of net unrealized losses of approximately $308,000 and net unrealized gains of approximately $47,000 at June 30, 2004 and March 31, 2004, respectively. We recorded approximately $0 and approximately $30,000 in realized losses for the three months ending June 30, 2004 and 2003, respectively.

     The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Net loss	$(3,599)	$(1,848)
Change in unrealized gain (loss) on securities	(355)	13

Comprehensive loss	$(3,954)	$(1,835)

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

     Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the three months ended June 30, 2004 and 2003 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three months ended June 30, 2004 and 2003 with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2004	2003
Risk-free interest rate	1.34%	1.08%
Dividend yield	0.00%	0.00%
Expected volatility	39.65%	37.33%
Expected option life in years	1.25	1.25

     Pro forma information regarding net loss as if the Company had accounted for its stock options granted during the three months ended June 30, 2004 and 2003 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three months ended June 30, 2004 and 2003 with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2004	2003
Risk-free interest rate	3.38%	2.50%
Dividend yield	0.00%	0.00%
Expected volatility	85.64%	38.03%
Expected option life in years	4.00	4.00

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

	Three Months Ended
	June 30,
	2004	2003
Net loss, as reported	$(3,599)	$(1,848)
Add: Stock based employee compensation expense included in reported net loss	49	431
Deduct: Total stock based employee compensation determined under fair value based method for all awards	2,014	5,425

Pro forma net loss	$(5,564)	$(6,842)

Basic and diluted net loss per share, as reported	$(0.11)	$(0.06)

Basic and diluted pro forma net loss per share	$(0.17)	$(0.22)

Segment Information

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, software products for configuration, pricing management and quoting solutions. The Company primarily markets its products in the United States.

     Export revenues are attributable to countries based on the location of the customers. During the three months ended June 30, 2004, sales to international locations were derived primarily from Canada, France, Germany, India, Japan, New Zealand, Sweden, and the United Kingdom. During the three months ended June 30, 2003, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden, and the United Kingdom.

	Three Months Ended
	June 30,
	2004	2003
International revenues	47%	12%
Domestic revenues	53%	88%
Total Revenues	100%	100%

     As of June 30, 2004 and March 31, 2004, the Company held long-lived assets in India with a net book value of approximately $1.4 million and $1.6 million, respectively. No other country besides the US and India held a significant amount of long-lived assets.

3. Concurrent Transaction

     The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three months ending June 30, 2004, the Company recognized approximately $515,000 of revenues which is net of approximately $100,000 of professional services from the value added reseller. For the three months ending June 30, 2003, the Company recognized approximately $183,000 in license royalty revenue, which is net of approximately $68,000 of professional services purchased by the Company.

4. Related Party Transaction and Severance Agreement

     In connection with the resignation of Dr. Sanjay Mittal in September 2003, the Company’s Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal will receive $20,000 per month for his services and this arrangement will continue until either party terminates his service as CTA. During the three month period ending June 30, 2004, the Company recorded approximately $60,000 as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. In the event that Dr. Mittal’s role as CTA terminates, subject to certain conditions, he will be entitled to receive a lump-sum severance payment of $412,500. The Company believes that the payment is estimatable and probable, and therefore, has accrued for this amount in September 2003.

5. Stockholders’ Equity

Deferred Compensation

     During the three months ending June 30, 2004, 56,500 options were granted to employees with exercise prices that were less than fair value. During the three months ending June 30, 2003, no options were granted to employees with exercise prices that were less than fair value. Such compensation will be amortized over the vesting period of the options, which is typically four years. For the three months ended June 30, 2004 and 2003, the Company amortized approximately $49,000 and $391,000 of deferred compensation, respectively.

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

     During the three month period ended June 30, 2004, the Company did not repurchase any shares of its common stock. During the three month period ended June 30, 2003, the Company repurchased approximately 132,400 shares of its common stock at an average price of $2.91 in the open market at a cost of approximately $392,000 including brokerage fees.

     The aggregate of the purchases since the authorizations by the Board of Directors in August 2001 and May 2003 was approximately 6.2 million shares at a cost of approximately $21.0 million including brokerage fees.

6. Income Taxes

     The Company did not record any provision for income taxes for the three months ended June 30, 2004 and 2003, respectively.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months
	Ended
	June 30,
	2004	2003
	(In thousands)
Net loss	$(3,599)	$(1,848)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,516	30,667
Less weighted-average shares subject to repurchase	—	(32)

Weighted-average shares used in computing basic and diluted, net loss per share	32,516	30,635

Basic and diluted, net loss per share	$(.11)	$(0.06)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended
	June 30,
	2004	2003
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	5,461	4,442
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	1,619	3,431
Common shares excluded resulting from common stock subject to repurchase	—	21

Total common stock equivalents excluded from diluted net loss per common share	7,080	7,894

8. Litigation

     The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The Company currently believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items mentioned below (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Patent Infringement

     On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is currently evaluating the merits of this complaint and we may incur substantial costs to defend against such claim.

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

     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which was executed on behalf of the Company. The settling parties presented the settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. There can be no assurance that the Court will approve the settlement.

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

Other

     The Company reported the results of its 2003 annual stockholders meeting in the Company’s Form 10-Q for the quarter ended September 30, 2003. The Company subsequently discovered that the voting numbers reported in that Form 10-Q with respect to the election of the Board nominees was incorrect. The Company has investigated the actual vote count and the procedures followed by the Company in the election of its directors at its 2003 annual meeting of stockholders. The investigation determined that certain proxies should have been included in the vote count and that certain proxies were incorrectly voted. As a result, approximately 24.1 million shares were voted in favor of the election of John Fisher and approximately 3.7 million shares, or approximately 14% of the then outstanding shares were withheld on the election of John Fisher. Approximately 24.3 million shares were voted in favor of the election of Michael Lyons and approximately 3.5 million shares, or approximately 13% of the then outstanding shares were withheld on the election of Michael Lyons. Notwithstanding these discrepancies, the outcome of the election remained the same.

     In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

9. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. There was no impact upon our financial condition or results from operations from the adoption of the provisions of FIN46.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis” and “Risks Related to Our Business.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to Selectica’s business, readers should refer to the section later in this report entitled “Risks Related to Our Business.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. Selectica assumes no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

     For the three months ended June 30, 2004, our revenue was approximately $7.7 million with license revenues representing 27% and services revenues representing 73% of total revenues. In addition, approximately 66% of our quarterly revenue came from three customers. License margins for the quarter were 90% and services margins were 45%. Services margins increased quarter over quarter primarily due to more time and material based contract revenue recognized during the quarter which have higher service margins. While the Company anticipates entering into more time and material based services contracts, we still have some existing contracts which have fixed fee terms and may lower services margins in the future. Net loss for the quarter was approximately $3.6 million or $0.11 per share.

     Our bookings this quarter declined in comparison to the prior quarter which was reflective of longer product evaluation periods on the part of customers as well as their cautious IT spending patterns. Because there is a timing difference between bookings and revenue recognition, the decline in bookings in prior quarters will cause our revenues to decrease in the next quarter. In addition, we will need to continue to increase our level of bookings on a quarterly basis in order to increase our reported revenues. We may reduce quarterly operating expense levels depending on the level of bookings achieved during the second quarter.

Critical Accounting Policies and Estimates

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, allowance for doubtful accounts, contingencies, and litigation. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements, and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

Revenues

     We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; and (3) services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

     For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

     Arrangements consisting of license, maintenance and other services. Services revenues can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments.

     In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination we focus on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software; (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed; (3) the degree of technical difficulty in building of the interface and uniqueness of the application; (4) the degree of involvement of customer personnel; and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. We also consider the likelihood of refunds, forfeitures and concessions when determining the significance of such services.

     In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore license and services revenues have been recognized pursuant to SOP 81-1.

     For those contracts that include contract milestones or acceptance criteria, we recognize revenue as such milestones are achieved or as such acceptance occurs.

     For those contracts with unspecified future products and services which are not essential to the functionality of the other elements of the arrangement, license revenue is recognized by the subscription method over the length of time that the unspecified future product is available to the customer.

     In some instances the acceptance criteria in the contract require acceptance after all services are complete and all other elements have been delivered. In these instances we recognize revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement, we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

     Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone, and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

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

Arrangements consisting of consulting services. Consulting services consists of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services are recognized based on customer acceptance in the form of customer-signed timesheets, cash received, or customer-signed acceptance as defined in the master service agreement.

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element. Revenue recognition broken down by method is noted below:

	Three Months Ended
	June 30,
	2004	2003
Contract Accounting	61%	51%
Residual Method	7%	3%
Subscription Method (includes Maintenance)	32%	46%

Total Revenues	100%	100%

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

Contingencies and Litigation

     We are subject to various proceedings, lawsuits and claims relating to product, technology, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis based on legal advice of each matter and is subject to adjustment if warranted by new developments or revised strategies.

Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,
	2004	2003
Customer A	32%	36%
Customer B	24%	*
Customer C	10%	13%
Customer D	*	15%
Customer E	*	10%

*	Revenues were less than 10%.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of June 30, 2004, we had an accumulated deficit of approximately $161.6 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management and quoting solutions market.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our limited operating history makes it difficult to forecast future operating results.

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has significantly decreased. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods that could significantly harm our business and operating results. While we plan to balance expense levels with projected revenues, if our bookings do not improve, we may not be able to sufficiently reduce our expenses, and this would adversely affect our operating results. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Equity Transactions

     During the three months ended June 30, 2004, the Company recorded total compensation expense of approximately $49,000, which was recorded as cost of goods sold. During the three months ended June 30, 2003, the Company recorded a total compensation expense of approximately $391,000 of which approximately $127,000 was recorded as cost of goods sold, approximately $61,000 was recorded in research and development, approximately $121,000 was recorded in sales and marketing, and approximately $82,000 was recorded as general and administrative expense.

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

     During the three months ended June 30, 2004, the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2003, the Company repurchased approximately 132,400 shares of its common stock at an average price of $2.91 in the open market at a cost of approximately $392,000 including brokerage fees. The aggregate of the purchases since the authorizations by the Board of Directors was approximately 6.2 million shares at the cost of approximately $21.0 million including brokerage fees.

Results of Operations

Revenues

	Three Months Ended
	June 30
	2004	2003	Change
	(in thousands, except percentages)
License	$2,056	$4,704	(56)%
Percentage of total revenues	27%	40%
Services	$5,687	$7,083	(20)%
Percentage of total revenues	73%	60%
Total revenues	$7,743	$11,787	(34)%

     License. For the three months ending June 30, 2004, license revenues decreased on a quarterly basis by approximately $2.6 million compared to the three months ending June 30, 2003 primarily due to one significant contract for $12.0 million that was signed in December 2002 and $3.2 million was recognized in the three months ending June 30, 2003. The license revenue for this contract was recognized on a subscription basis for the twelve months ending in December 2003, due to the right to unspecified future products.

     For the three months ending June 30, 2004, license revenues came primarily from two significant customers which signed contracts in fiscal 2004. For the three months ending June 30, 2003, license revenues came primarily from three significant customers, two of which signed contracts in fiscal 2002 and one of which signed a contract in fiscal 2003. License revenue was reduced by approximately $100,0000 due to the cost of professional services purchased from a value added reseller who was also a customer for the three months ending June 30, 2004.

     We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. Maintenance revenues represented 40% and 29% of total services revenues for the three months ending June 30, 2004 and 2003, respectively. During the three months ending June 30, 2004, services revenues decreased on a quarterly basis by approximately $1.4 million compared to the three months ending June 30, 2003. The decrease primarily relates to the fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application. Due to fluctuations in the allowance for doubtful for accounts, we recorded a decrease to services revenues of approximately $42,000 and an increase of approximately $132,000 for the three months ending June 30, 2004 and 2003 respectively.

     We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenance renewals are dependent upon customer satisfaction and the level of our customers’ needs to make changes or upgrade versions of our software.

Cost of revenues

	Three Months Ended
	June 30,
	2004	2003	Change
	(in thousands, except percentages)
Cost of license revenues	$199	$264	(25)%
Percentage of license revenues	10%	6%
Cost of services revenues	$3,152	$5,354	(41)%
Percentage of services revenues	55%	76%

     Cost of License Revenues. The cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication and packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The decrease in costs of license revenue during the three months ending June 30, 2004 from the three months ending June 30, 2003 was primarily due to decreased license sales, which resulted in a decrease in the amount of royalty fees associated with third-party software and other sales associated costs. In addition, costs of licenses have a component of fixed costs that are not dependent upon sales volume. We anticipate that the cost of license revenues will remain at a relatively consistent level in absolute dollars and that the cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.

     Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The reduction of the cost of services revenues was primarily due to a significant headcount reduction in the professional services organization.

     During the three months ending June 30, 2004 and 2003, we amortized approximately $49,000 and approximately $127,000 for deferred compensation related to stock options.

Gross Margins

     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended
	June 30,
	2004	2003
License	90%	94%
Services	45%	24%

     We experienced a slight decrease in license margins during the three months ending June 30, 2004 from the three months ending June 30, 2003 due to lower license revenues while fixed costs remained flat. Some of our software has embedded third-party software for which royalties need to be paid. When our software products are licensed with royalty bearing software, margins are lower than when our software products are licensed without such third party software products. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix.

     The increase in service margins during the three months ending June 30, 2004 from the three months ending June 30, 2003 were attributable to the decreased costs associated with a significant headcount reduction, non-cash charges associated with the acceleration of stock options and variable accounting, the reduction in the number of employees within the professional services organization, and current contracts carrying better service margins.

Expenses

	Three Months Ended
	June 30,
	2004	2003	Change
	(in thousands, except percentages)
Research and development	$3,255	$3,223	1%
Percentage of total revenues	42%	27%
Sales and marketing	$2,975	$3,994	(26)%
Percentage of total revenues	38%	34%
General and administrative	$1,984	$1,299	53%
Percentage of total revenues	26%	11%

     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The slight increase of approximately $32,000 in research and development expense during the three months ending June 30, 2004 from the three months ending June 30, 2003 was relatively consistent.

     During the three months ending June 30, 2004, we did not amortize any deferred compensation related to stock options but incurred 60,000 related to Chief Technical Advisor “CTA” service arrangement. During the three months ending June 30, 2003, we amortized approximately $61,000 for deferred compensation related to stock options.

     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease in sales and marketing expense of approximately $1.0 million during the three months ending June 30, 2004 from the three months ending June 30, 2003 was due primarily to a reduction in spending on marketing programs, decrease of sales commissions and salaries and reduction in the allocation of fixed overhead costs as a result of the reduced headcount in these areas as well as charges taken last year associated with the closure of our German office.

     During the three months ending June 30, 2004, we did not amortize any deferred compensation related to stock options. During the three months ending June 30, 2003, we amortized approximately $121,000 for deferred compensation related to stock options and recorded approximately $1,000 for compensation related to variable accounting.

     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The increase of approximately $685,000 in general and administrative expense during the three months ending June 30, 2004 from the three months ending June 30, 2003 was due primarily to payments made for the legal fees associated with IPO and patent litigations.

     During the three months ending June 30, 2004, we did not amortize any deferred compensation related to stock options. During the three months ending June 30, 2003, we amortized approximately $82,000 for deferred compensation related to stock options and recorded approximately $34,000 for compensation related to variable accounting.

Interest and Other Income, Net

     Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three months ending June 30, 2004 and 2003, interest income totaled approximately $223,000 and $499,000, respectively. The decrease was due primarily to lower interest rates and the reduction of cash and investments balance due to these amounts being used for the operation of our business.

Provision for Income Taxes

     The Company did not record any income tax provision for the three months ending June 30, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. There was no impact upon our financial condition or results from operations from the adoption of the provisions of FIN46.

Liquidity and Capital Resources

	June 30,	March 31,
	2004	2004	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$91,977	$99,369	(7)%
Working capital	$82,848	$89,767	(8)%

	Three Months Ended
	June 30,
	2004	2003	Change
	(in thousands, except percentages)
Net cash used in operating activities	$(3,678)	$(4,839)	(24)%
Net cash provided by (used in) investing activities	$1,896	$(7,829)	(124)%
Net cash provided by (used in) financing activities	$543	$166	227%

     We have funded our operations with proceeds from the private sale of common stock and our initial public offering. Our primary sources of liquidity consisted of approximately $92.0 million in cash, cash equivalents and short-term investments and approximately $23.0 million in long-term investments for a total of approximately $115.0 million as of June 30, 2004 compared to approximately $99.4 million in cash, cash equivalents and short-term investments and approximately $19.4 million in long-term investments for a total of approximately $118.8 million as of March 31, 2004. During the three months ending June 30, 2004, the decrease in cash and cash equivalents was primarily related to approximately $3.7 million of cash used in operations offset by approximately $2.2 million net proceeds of short and long-term investments and by the issuance of common stock of approximately $543,000. We experienced a net decrease in working capital at June 30, 2004 as compared to March 31, 2004 primarily due to the cash used in operations and purchases in excess of proceeds from short-term and long-term investments.

     The net cash used for operating activities for the three months ending June 30, 2004 was due primarily to approximately $3.6 million in net loss, approximately $1.2 million in accounts receivable and approximately $900,000 in liabilities offset by approximately $1.1 million in deferred revenue. The net cash used in operating activities for the three months ending June 30, 2003 was due primarily approximately $4.8 million of cash used in operations.

     The net cash used for investing activities for the three months ending June 30, 2004 was due primarily to approximately $2.2 million of net purchase of available-for-sale investments as compared to approximately $7.7 million of net purchases of available-for-sale investments for the three months ending June 30, 2003. For the three months ending June 30, 2004 and 2003, we spent approximately $334,000 and $84,000 for capital expenditures respectively.

     The net cash provided by financing activities was due primarily due to the issuance of common stock through the exercise of options for approximately $543,000 for the three months period ended June 30, 2004. In the three months period ending June 30, 2003, the net cash provided by financing activities was due primarily due to approximately $372,000 for stock repurchases in the open market offset by the issuance of common stock through the exercise of options for approximately $538,000.

     During the three months ending June 30, 2004, the Company did not repurchase any shares of its common stock During the three month period ended June 30, 2003, the Company repurchased approximately 132,400 shares of its common stock at an average price of $2.91 in the open market at a cost of approximately $392,000 including brokerage fees.

     We had no significant commitments for capital expenditures as of June 30, 2004. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2004, the effects of the foreign currency fluctuations were immaterial, and we are not engaged in any foreign currency hedging activities.

RISKS RELATED TO OUR BUSINESS

     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Selectica and its business because such factors currently may have a significant impact on Selectica’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Selectica’s other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2004, actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and expect to continue to incur net losses in the near-term.

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $8.8 million, $29.7 million, and $26.4 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We have incurred net losses of approximately $3.6 million for the three months ending June 30, 2004 and have an accumulated deficit of approximately $161.6 million as of June 30, 2004. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

     Our quarterly revenues may fluctuate as a result of our ability to recognize revenue in a given quarter. We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; and (3) consulting services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

     For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

     Arrangements consisting of license, maintenance and other services. Services revenues can consist of maintenance, training and/or consulting services. Consulting services include a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments.

     In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination we focus on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software; (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed; (3) the degree of technical difficulty in building of the interface and uniqueness of the application; (4) the degree of involvement of customer personnel; and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. We also consider the likelihood of refunds, forfeitures and concessions when determining the significance of such services.

     In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore license and services revenues have been recognized pursuant to SOP 81-1.

     For those contracts that include contract milestones or acceptance criteria, we recognize revenue as such milestones are achieved or as such acceptance occurs.

     For those contracts with unspecified future products and services which are not essential to the functionality of the other elements of the arrangement, license revenue is recognized by the subscription method over the length of time that the unspecified future product is available to the customer.

     In some instances the acceptance criteria in the contract require acceptance after all services are complete and all other elements have been delivered. In these instances we recognize revenue based upon the completed contract method after such acceptance has occurred.

     For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement, we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When services qualify for separate accounting, we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

     Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone, and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

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

     Arrangements consisting of consulting services. Consulting services consists of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services are recognized based on customer acceptance in the form of customer-signed timesheets, cash received, or customer-signed acceptance as defined in the master service agreement.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results. For example, our services and license revenues declined significantly on separate occasions in the quarters ending on March 31, 2003, March 31, 2001 and June 30, 1999 due to the delays of milestone achievement of services and customer acceptance under a particular contract. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Results of Operations.” Because expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has significantly decreased. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods and could significantly harm our business and operating results.

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

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 72% and 80% of our revenues for the three months ended June 30, 2004 and 2003, respectively. Our ten largest customers accounted for 86% and 89% of our revenues for the three months ended June 30, 2004 and 2003, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended
	June 30,
	2004	2003
Customer A	32%	36%
Customer B	24%	*
Customer C	10%	12%
Customer D	*	15%
Customer E	*	10%

*	Revenues were less than 10%.

     We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed.

A decline in general economic conditions or a decrease in information technology spending could harm our results of operations.

     A change in economic conditions could lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our software, but decide to delay or not to implement any configuration system. Many companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justify the expenses. A continuation of stagnation in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

Our lengthy sales cycle makes it difficult for us to forecast revenue and aggravates the variability of quarterly fluctuations, which could cause our stock price to decline.

     The sales cycle of our products has historically averaged between nine to twelve months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we intend to target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

We are currently subject to intellectual property litigation, and could be subject to additional such litigation in the future, in connection with which we may incur substantial costs, which would harm our operating results.

     Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is currently evaluating the merits of this complaint and we may incur substantial costs to defend against such claim.

     In addition, from time to time, we receive correspondence from patent holders recommending that we license their patents. After reviewing these patents, we have informed these patent holders that it would not be necessary to license these patents. However, we may be required to license such patents or incur legal fees to defend our position that such licenses are not necessary, and there can be no assurance that we would be able to obtain a license to use such patents on commercially reasonable terms, or at all.

     Any intellectual property litigation, including the litigation with Trilogy, or any threat of such litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sublicense or use the relevant intellectual property, which license may not be available on reasonable terms;

•	redesign those products or services that incorporate such intellectual property; and/or

•	pay money damages to the holder of the infringed intellectual property right.

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

     The relative youth of the market poses a number of concerns. The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates, and a sufficiently broad base of companies may not adopt Internet platform-based business applications. The decrease in technology infrastructure spending may reduce the size of the market for configuration, pricing management and quoting solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for configuration, pricing management and quoting solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

Our limited operating history and the fact that we operate in a new and evolving industry makes evaluating our business prospects and results of operations difficult.

     We were founded in June 1996 and have a limited operating history. We began marketing our products in early 1997 and released ACE 6.0 in March 2003. The revenue and income potential of our business and market are uncertain. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. Our revenue is dependent on our ability to enter into significant software license transactions with new and existing customers. Our success depends on gaining new customers and maintaining relationships with our existing customers. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for configuration, pricing and quoting software.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

     The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include, Oracle Corporation, SAP and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing and quoting software.

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

     Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases, and we are unable to respond effectively.

If we do not keep pace with technological change, including maintaining interoperability of our products with the software and hardware platforms predominantly used by our customers, our products may be rendered obsolete, and our business may fail.

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, Linux, and Microsoft Windows 2000 Operating Systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Our configuration, pricing and quoting products are complex, and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

Our failure to meet customer expectations on deployment of our products could result in negative publicity and reduced sales, both of which would significantly harm our business and operating results.

     In the past, our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Our configuration, pricing and quoting products rely on defining a repository of information called the KnowledgeBase that must contain all of the information about the products and services being configured. We have found that extracting the information necessary to construct a KnowledgeBase can be more time consuming than we or our customers anticipate. If our customers do not devote the resources necessary to create the KnowledgeBase, the deployment of our products can be delayed. Deploying our products can also involve time-consuming integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.

If we are unable to maintain our direct sales force, sales of our products and services may not meet our expectations, and our business and operating results will be significantly harmed.

     We depend on our direct sales force for all of our current sales, and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services, and our results of operation could be significantly harmed. We continue to have a high rate of turnover in our executive sales positions. If our sales management fails to successfully integrate into the Company or improve the performance of the sales personnel, our business may be harmed.

If we are unable to manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.

     We need to better manage our professional services organization to assist our customers with implementation and maintenance of our products. Because professional services have been expensive to provide, we must improve the management of our professional services organizations to improve our results of operations. Improving the efficiency of our consulting services is dependent upon attracting and retaining experienced project managers. In addition, because of market conditions, the pricing of professional services projects has made it difficult to improve operating margins.

     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three ending June 30, 2004 and 2003, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended
	June 30,
	2004	2003
License	90%	94%
Services	45%	24%

     We intend to charge for our professional services on a time and materials rather than a fixed-fee basis. However in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

     Complex software products such as ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered defects in our products and provided product updates to our customers to address such defects. Our products and other future products may contain defects or errors, that could result in lost revenues, a delay in market acceptance or negative publicity, each which would significantly harm our business and operating results.

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

A substantial portion of our operations are conducted by India-based personnel, and any change in the political and economic conditions of India or in immigration policies that adversely affects our ability to conduct our operations in India could significantly harm our business.

     We conduct development, quality assurance and professional services operations in India. As of June 30, 2004, there were 172 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

     Our training program for some of our India-based employees includes an internship at our San Jose, California headquarters. Additionally, we provide services to some of our customers with India-based employees. We presently rely on a number of visa programs to enable these India-based employees to travel and work internationally. Any change in the immigration policies of India or the countries to which these employees travel and work could cause disruption or force the termination of these programs, which would harm our business.

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

     Our success depends on our ability to attract and retain qualified management, engineering, sales and marketing and professional services personnel. We do not have employment agreements with most of our key personnel. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. Competition for such personnel has markedly intensified in India, where we have a large portion of our workforce. Many multinational corporations have expanded their operations into India, and there is an increased demand for individuals with relevant technology experience.

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

     We may further reduce our operating expenses, and as a result, this would place increased demands on our managerial, administrative, operational, financial and other resources.

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

Our future success depends on our proprietary intellectual property, and if we are unable to protect our intellectual property from potential competitors, our business may be significantly harmed.

     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold nine patents in U.S. In addition, we have two trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

Our results of operations will be harmed by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.1 million in net deferred compensation charges. During the three months period ending June 30, 2004, we amortized approximately $49,000 of such charges. During the three months period ending June 30, 2003, we recorded approximately $431,000 of such charges, which included the compensation expenses related to option acceleration and variable accounting. We expect to amortize approximately $76,000 of deferred compensation expense for the remaining nine months ending March 31, 2005 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.

Failure to improve and maintain relationships with systems integrators and consulting firms, which assist us with the sale and installation of our products, would impede the acceptance of our products and the growth of our revenues.

     Our strategy has been to rely in part upon systems integrators and consulting firms to recommend our products to their customers and to install and deploy our products. To date, we have had limited success in utilizing these firms as a sales channel or as a provider of professional services. To increase our revenues and implementation capabilities, we must continue to develop and expand our relationships with these systems integrators and consulting firms. If these systems integrators and consulting firms are unwilling to install and deploy our products, we may not have the resources to provide adequate implementation services to our customers, and our business and operating results could be significantly harmed.

We are the target of several securities class action complaints, and are involved in shareholder derivative litigation, all of which could result in substantial costs and divert management attention and resources.

Patent Infringement

     On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is currently evaluating the merits of this complaint and we may incur substantial costs to defend against such claim.

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

     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which was executed on behalf of the Company. The settling parties presented the settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. There can be no assurance that the Court will approve the settlement.

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

Other

     The Company reported the results of its 2003 annual stockholders meeting in the Company’s Form 10-Q for the quarter ended September 30, 2003. The Company subsequently discovered that the voting numbers reported in that Form 10-Q with respect to the election of the Board nominees was incorrect. The Company has investigated the actual vote count and the procedures followed by the Company in the election of its directors at its 2003 annual meeting of stockholders. The investigation determined that certain proxies should have been included in the vote count and that certain proxies were incorrectly voted. As a result, approximately 24.1 million shares were voted in favor of the election of John Fisher and approximately 3.7 million shares, or approximately 14% of the then outstanding shares were withheld on the election of John Fisher. Approximately 24.3 million shares voted in favor of the election of Michael Lyons and approximately 3.5 million shares, or approximately 13% of the then outstanding shares were withheld on the election of Michael Lyons. Notwithstanding these discrepancies, the outcome of the election remained the same.

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

     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights plan adopted by the Company on February 4, 2003 may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

-	providing for a classified board of directors with staggered three-year terms;

-	restricting the ability of stockholders to call special meetings of stockholders;

-	prohibiting stockholder action by written consent;

-	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

-	granting our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

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

     During the three months ending June 30, 2004, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $263,000 (less than 0.23%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2004. During the three months ending June 30, 2003, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $117,000 (less than 0.13%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2003.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates. Our investments are made in accordance with an investment policy approved by the Board of Directors. In general, our investment policy requires that our securities purchases be rated A1/P1, AA/Aa3 or better. No securities may have a maturity that exceeds 18 months, and the average duration of our investment portfolio may not exceed 9 months. At any time, no more than 15% of the investment portfolio may be insured by a single insurer and no more than 25% of investments may be invested in any one industry other than the US government bonds, commercial paper and money market funds.

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2004:

	2005	2006	Total
		(in thousands)
Investment CD	$189	$—	$189
Weighted Average yield	1.05%	—%	.53%
Auction rate securities	$17,225	$2,000	$19,225
Weighted Average yield	1.47%	1.55%	1.51%
Corporate notes & bonds	12,138	3,308	15,446
Weighted Average yield	1.43%	1.84%	1.63%
Government agencies	21,191	28,789	49,980
Weighted Average yield	1.39%	1.80%	1.56%

Total investments	$50,743	$34,097	$84,840

ITEM 4: CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

     (b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Patent Infringement

     On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is currently evaluating the merits of this complaint and we may incur substantial costs to defend against such claim.

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

     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company was required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement, which was executed on behalf of the Company. The settling parties presented the settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval of the proposed settlement on June 25, 2004. The underwriter defendants, who are not parties to the proposed settlement, filed a brief objecting to the settlement’s terms on July 14, 2004. There can be no assurance that the Court will approve the settlement.

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

Other

     The Company reported the results of its 2003 annual stockholders meeting in the Company’s Form 10-Q for the quarter ended September 30, 2003. The Company subsequently discovered that the voting numbers reported in that Form 10-Q with respect to the election of the Board nominees was incorrect. The Company has investigated the actual vote count and the procedures followed by the Company in the election of its directors at its 2003 annual meeting of stockholders. The investigation determined that certain proxies should have been included in the vote count and that certain proxies were incorrectly voted. As a result, approximately 24.1 million shares were voted in favor of the election of John Fisher and approximately 3.7 million shares, or approximately 14% of the then outstanding shares were withheld on the election of John Fisher. Approximately 24.3 million shares voted in favor of the election of Michael Lyons and approximately 3.5 million shares, or approximately 13% of the then outstanding shares were withheld on the election of Michael Lyons. Notwithstanding these discrepancies, the outcome of the election remained the same.

     In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS -

(a) Modification of Constituent Instruments

Not applicable.

(b) Change in Rights

Not applicable.

(c) Issuances of Securities

None

(d) Use of Proceeds

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

A. Exhibits

Certification of President and Chief Executive Officer (Interim) and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Vice President of Finance and Corporate Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of President and Chief Executive Officer (Interim) and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Vice President of Finance and Corporate Controller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

The following Current Reports on Form 8-K have been filed by the Company during the quarter for which this report is filed:

               On May 5, 2004, the Company reported under Item 5 “Other Events” that on April 22, 2004, Trilogy Software, Inc. and Trilogy Development Group, Inc. filed a complaint alleging patent infringement against the Company. The Company reported that it is currently evaluating the merits of this complaint.

               On May 11, 2004, the Company reported under Item 7 “Financial Statements and Exhibits” and Item 12 “Results of Operations and Financial Condition” the text of the press release the Company issued on April 29, 2004. In its press release, the Company announced its financial results for the fourth fiscal quarter ending March 31, 2004. The Company also attached to such Current Report a written transcript of the conference call that was held in connection with the press release.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004
SELECTICA, INC.

	By:	/s/ Stephen Bennion

Stephen R. Bennion
President and Chief Executive Officer (Interim)
and Chief Financial Officer

EXHIBIT INDEX

          A. Exhibits

Exhibit 31.1
Certification of President and Chief Executive Officer (Interim) and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Vice President of Finance and Corporate Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of President and Chief Executive Officer (Interim) and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Vice President of Finance and Corporate Controller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.