Form 10-Q
period 2004-09-30
SELECTICA INC
filed 2004-11-09
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2004, was 32,800,061.

FORM 10-Q
SELECTICA INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	March 31,
	2004	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$18,480	$31,349
Short-term investments	58,909	68,020
Accounts receivable, net of allowance for doubtful accounts of $168 and $115, respectively	1,825	697
Prepaid expenses and other current assets	2,364	2,597

Total current assets	81,578	102,663
Property and equipment, net	3,490	3,620
Other assets	540	548
Long-term investments	32,511	19,405
Investments, restricted – long term	181	180

Total assets	$118,300	$126,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,345	$644
Accrued payroll and related liabilities	1,738	1,726
Other accrued liabilities	1,958	2,769
Deferred revenues	7,339	7,757

Total current liabilities	12,380	12,896
Other long term liabilities	1,455	1,482
Commitments and contingencies
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	291,734	291,055
Deferred compensation	(75)	(158)
Accumulated deficit	(165,625)	(157,960)
Accumulated other comprehensive income/(loss)	(248)	47
Treasury stock	(21,325)	(20,950)

Total stockholders’ equity	104,465	112,038

Total liabilities and stockholders’ equity	$118,300	$126,416

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT - PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
License	$2,276	$4,325	$4,332	$9,029
Services	4,917	5,591	10,604	12,674

Total revenues	7,193	9,916	14,936	21,703
Cost of revenues:
License	214	327	413	591
Services	3,067	3,932	6,219	9,286

Total cost of revenues	3,281	4,259	6,632	9,877

Gross profit	3,912	5,657	8,304	11,826
Operating expenses:
Research and development	3,201	3,573	6,456	6,796
Sales and marketing	3,180	4,164	6,155	8,158
General and administrative	2,112	1,453	4,096	2,752

Total operating expenses	8,493	9,190	16,707	17,706

Loss from operations	(4,581)	(3,533)	(8,403)	(5,880)
Interest and other income, net	515	334	738	833

Net loss	$(4,066)	$(3,199)	$(7,665)	$(5,047)

Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.24)	$(0.16)

Weighted-average shares of common stock used in computing Basic and diluted net loss per share	32,564	30,915	32,540	30,777

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	September 30,
	2004	2003
Operating activities
Net loss	$(7,665)	$(5,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	700	1.230
Gain on disposal of fixed assets	5
Amortization of deferred compensation	83	743
Compensation expense related to variable accounting	—	149
Accelerated vesting of stock option to employees	—	2
Changes in assets and liabilities:
Accounts receivable	(1,128)	1,611
Prepaid expenses and other current assets	233	399
Other assets	8	150
Accounts payable	701	(265)
Accrued payroll and related liabilities	12	(69)
Other accrued liabilities and other long term liabilities	(838)	(1,304)
Deferred revenues	(418)	(8,900)

Net cash used in operating activities	(8,307)	(11,301)
Investing activities
Capital expenditures	(575)	(110)
Proceeds from restricted investments	(1)	1,000
Purchase of short term investments	(19,688)	(53,552)
Proceeds from maturities of short-term investments	34,913	69,098
Purchase of long term investments	(34,065)	(50,250)
Proceeds from maturities of long-term investments	14,550	15,600

Net cash used in investing activities	(4,866)	(18,214)
Financing activities
Cost of stock repurchase	(375)	(1,305)
Proceeds from notes receivable	—	730
Proceeds from issuance of common stock	679	2,155

Net cash provided by financing activities	304	1,580
Net decrease in cash and cash equivalents	(12,869)	(27,935)
Cash and cash equivalents at beginning of the period	31,349	54,993

Cash and cash equivalents at end of the period	$18,480	$27,058

Supplemental cash flow information
Deferred compensation related to cancelled stock options	$—	$521

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations and cash flows for the three and six months ended September 30, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2004, and the results of operations and cash flows for the three and six months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2004 has been derived from the audited consolidated financial statements at that date.

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

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of September 30, 2004, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, that are principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at September 30, 2004 and March 31, 2004. The Company considers all investment securities with original maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

     The Company classifies investments as available-for-sale at the time of purchase. Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific-identification method.

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

     Arrangements consisting of consulting services. Consulting services consists of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services may be recognized based on customer acceptance in the form of customer-signed timesheets, invoices, cash received, or customer-signed acceptance as defined in the master service agreement.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues.

Customer Concentrations

     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Customer A	30%	*	15%	*
Customer B	28%	52%	30%	43%
Customer C	*	15%	*	14%

*	Revenues were less than 10%.

     Customers who accounted for at least 10% of net accounts receivable were as follows:

	September 30,	March 31,
	2004	2004
Customer A	53%	*
Customer B	*	47%
Customer C	*	18%
Customer D	*	12%

*	Customer account was less than 10% of net accounts receivable.

Warranties and Indemnifications

     The Company generally provides a warranty for its software products to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of a product under such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company has not provided for a warranty accrual or incurred any warranty costs as of September 30, 2004 and March 31, 2004. To date, the Company has not refunded any amounts in relation to the warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of September 30, 2004.

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

Accumulated and Other Comprehensive Income (Loss)

     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income/loss is comprised of net unrealized losses of approximately $248,000 and net unrealized gains of approximately $47,000 at September 30, 2004 and March 31, 2004, respectively. We recorded approximately $3,000 in realized losses for the three and six months ending September 30, 2004, respectively. We recorded approximately $51,000 and approximately $81,000 in realized losses for the three and six months ending September 30, 2003, respectively.

     The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(4,066)	$(3,199)	$(7,665)	$(5,047)
Change in unrealized gain (loss) on securities	60	36	(295)	49

Comprehensive loss	$(4,006)	$(3,163)	$(7,960)	$(4,998)

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

     Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the three and six months ended September 30, 2004 and 2003 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and six months ended September 30, 2004 and 2003 with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	1.84%	1.08%	1.59%	1.08%
Dividend yield	—	—	—	—
Expected volatility	39.65%	37.33%	39.65%	37.33%
Expected option life in years	1.25	1.25	1.25	1.25

     Pro forma information regarding net loss as if the Company had accounted for its stock options granted during the three and six months ended September 30, 2004 and 2003 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and six months ended September 30, 2004 and 2003 with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.48%	2.96%	3.43%	2.99%
Dividend yield	—	—	—	—
Expected volatility	72.68%	43.97%	79.5%	44.32%
Expected option life in years	3.65	4.00	3.83	4.00

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,066)	$(3,199)	$(7,665)	$(5,047)
Add: Stock based employee compensation expense included in reported net loss	34	351	83	743
Deduct: Total stock based employee compensation determined under fair value based method for all awards	1,230	5,146	3,244	10,465

Pro forma net loss	$(5,262)	$(7,994)	$(10,826)	$(14,769)

Basic and diluted net loss per share, as reported	$(0.12)	$(0.10)	$(0.24)	$(0.16)

Basic and diluted pro forma net loss per share	$(0.16)	$(0.26)	$(0.33)	$(0.48)

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

     Export revenues are attributable to countries based on the location of the customers. During the three and six months ended September 30, 2004 and 2003, sales to international locations were derived primarily from Canada and the United Kingdom.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
International revenues	47%	6%	47%	9%
Domestic revenues	53%	94%	53%	91%
Total Revenues	100%	100%	100%	100%

     As of September 30, 2004 and March 31, 2004, the Company held long-lived assets in India with a net book value of approximately $1.3 million and $1.6 million, respectively. No other country besides the United States and India held a significant amount of long-lived assets.

3. Concurrent Transaction

     The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three months ending September 30, 2004, the Company purchased approximately $153,000 of professional services from the value added reseller. For the six months ended September 30, 2004, the Company recognized approximately $515,000 of revenue, which is net of approximately $100,000 of professional services purchased by the Company. For the three and six months ending September 30, 2003, the Company recognized approximately $204,000 in license royalty revenue, which is net of approximately $68,000 professional services purchased by the Company.

4. Related Party Transaction and Severance Agreement

     In connection with the resignation of Dr. Sanjay Mittal in September 2003, the Company’s Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal will receive $20,000 per month for his services and this arrangement will continue until either party terminates his service as CTA. During the three and six months period ending September 30, 2004, the Company recorded approximately $60,000 and $120,000 as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. During the three and six months period ending September 30, 2003, the Company recorded approximately $15,000 as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. In the event that Dr. Mittal’s role as CTA terminates, subject to certain conditions, he will be entitled to receive a lump-sum severance payment of $412,500. The Company believes that the payment is estimatable and probable, and therefore, has accrued for this amount.

5. Stockholders’ Equity

Deferred Compensation

     During the three and six months ended September 30, 2004, approximately 24,250 and 80,750 options were granted to employees with exercise prices that were less than fair value, respectively. During the three and six months ended September 30, 2003, approximately 65,500 options were granted to employees with exercise prices that were less than fair value.

     During the three months ended September 30, 2004, the Company recorded total compensation expense of approximately $34,000, which was recorded as cost of goods sold. During the three months ended September 30, 2003, the Company recorded a total compensation expense of approximately $351,000 of which approximately $116,000 was recorded as cost of goods sold, approximately $58,000 was recorded in research and development, approximately $107,000 was recorded in sales and marketing, and approximately $70,000 was recorded as general and administrative expense.

     During the six months ended September 30, 2004, the Company recorded total compensation expense of approximately $83,000, which was recorded as cost of goods sold. During the six months ended September 30, 2003, the Company recorded a total compensation expense of approximately $743,000 of which approximately $243,000 was recorded as cost of goods sold, approximately $119,000 was recorded in research and development, approximately $228,000 was recorded in sales and marketing, and approximately $152,000 was recorded as general and administrative expense.

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

     During the three months ended September 30, 2004, the Company repurchased 96,000 shares of its common stock at an average price of $3.91 in the open market at a cost of approximately $376,000 including brokerage fees.

     During the three months ended September 30, 2003, the Company repurchased 251,200 shares of its common stock at an average price of $3.64 in the open market at a cost of approximately $914,000 including brokerage fees.

     During the six months ended September 30, 2004, the Company repurchased approximately 96,000 shares of its common stock at an average price of $3.91 in the open market at a cost of approximately $376,000 including brokerage fees. During the six months ended September 30, 2003, the Company repurchased approximately 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million including brokerage fees.

     The aggregate number of shares purchased since the authorizations by the Board of Directors in August 2001 and May 2003 was approximately 6.3 million shares at a cost of approximately $21.4 million, including brokerage fees.

6. Income Taxes

     The Company did not record any provision for income taxes for the three and six months ended September 30, 2004 and 2003, respectively.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(4,066)	$(3,199)	$(7,665)	$(5,047)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,564	30,926	32,540	30,798
Less weighted-average shares subject to repurchase	—	(11)	—	(21)

Weighted-average shares used in computing basic and diluted, net loss per share	32,564	30,915	32,540	30,777

Basic and diluted, net loss per share	$(.12)	$(0.10)	$(0.24)	$(0.16)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	4,296	4,925	2,569	3,994
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	2,764	2,135	4,491	3,066
Common shares excluded resulting from common stock subject to repurchase	—	1	—	1

Total common stock equivalents excluded from diluted net loss per common share	7,060	7,061	7,060	7,061

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

Patent Infringement

     On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company intends to vigorously defend against Trilogy’s claims and may incur substantial costs in such defense.

     On September 2, 2004, Selectica filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of Selectica’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing Selectica’s patents in the future, and any other relief to which Trilogy may be entitled. The Company may incur substantial costs in pursuing its claims against Trilogy.

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

     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the Settlement, filed a brief objecting to its terms on July 14, 2004. The Court is reviewing the matter and has had continued discussion with all of the parties regarding the terms of the Settlement.

     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). Selectica is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases.

     Selectica, along with the other non-focus case issuer defendants, has not participated in the class certification phase. It is awaiting the Court’s decision on preliminary approval of the Settlement. There can be no assurance that the Court will approve the Settlement.

     The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. At a minimum, the class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

     On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the action. Also on November 25, 2002, CSFB filed a motion to dismiss the case on the grounds that the plaintiff lacked standing to bring the action. That motion was heard on March 4, 2003, and on March 18, 2003 the Court issued an Order sustaining the motion but granting plaintiff 30 days to file an amended complaint.

     On April 18, 2003, the plaintiff filed a second amended complaint, which added new assertions regarding plaintiff’s claim of standing as well as additional factual allegations covered by the various causes of action. Specifically, plaintiff’s second amended complaint alleged that CSFB offered and provided, and the individual defendants accepted, improper gratuities in the form of allocations of IPO shares of other companies in order to influence the selection of CSFB as the underwriter of the Company’s IPO.

     On June 17, 2003, CSFB responded to the second amended complaint by again filing a motion to dismiss the case on the grounds that the plaintiff lacked standing to bring the action. That same day, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s motion to dismiss, while reserving other objections. At the hearing on the matter on August 12, 2003, the Court again granted CSFB’s motion to dismiss, with leave for the plaintiff to further amend his complaint. The Court also granted plaintiff permission to file a motion seeking to establish his standing to bring the action pursuant to rules regarding share ownership by shareholder derivative action plaintiffs at the time of the alleged wrongdoing, and the Court permitted the plaintiff to take limited discovery in connection with such a motion. In February, 2004, plaintiff took limited depositions of three individual defendants for that purpose.

     In late August, 2004, the parties entered into a stipulation pursuant to which the parties agreed that, subject to approval by the Court, the action would be voluntarily dismissed as against all defendants with prejudice and the Company would make payment to the plaintiff in the amount of up to $40,000 in full satisfaction of plaintiff’s attorneys’ fees and costs. The parties submitted that stipulation and a related proposed order to the Court on August 30, 2004, and later that day the Court entered an order dismissing the action with prejudice, directing entry of judgment accordingly, and reserving the issue of attorneys’ fees and costs for further consideration. Thereafter, plaintiff’s counsel submitted to the Court an application for attorneys’ fees and costs and a proposed order approving the requested payment by the Company to plaintiff’s counsel of $40,000, and the Court approved such request and entered such order on September 28, 2004.

     In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

9. Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

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

Overview

     Selectica is a leading provider of software that enables enterprises to utilize the Internet as a platform for selling complex product and services. Our software products facilitate our customers’ efforts to correctly configure, price, and quote offerings across multiple distribution channels. We have also recently deployed applications to bridge the gap between customer relationship management, or CRM, applications and other business applications with respect to the management of complex product features and business rules. As a result, we help our customers reduce process costs, optimize pricing, eliminate rework and concessions, and avoid high-risk business. Businesses that deploy our products are able to empower business managers to quickly and easily modify product, service and price information and to implement such modifications throughout the entire enterprise to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our products have been developed with an open architecture that leverages data in existing applications, such as enterprise resource planning, or ERP, systems. This allows for an easy-to-install application and reduced deployment time. Across a wide range of industries, Selectica’s products have demonstrated an ability to increase productivity, improve order accuracy, boost return on investment and establish and maintain a competitive advantage. Selectica’s customers represent manufacturing and service leaders including: ABB, Applied Bio Systems, Bell Canada, Cisco, Dell, General Electric, Fireman’s Fund Insurance Company, Hitachi, Juniper Networks, Rockwell Automation and Tellabs.

Quarterly Financial Overview

     For the three months ended September 30, 2004, our revenues were approximately $7.2 million with license revenues representing 32% and services revenues representing 68% of total revenues. In addition, approximately 67% of our quarterly revenue came from three customers. License margins for the quarter were 91% and services margins were 38%. Services margin increased quarter over quarter was attributable to some lower margin engagements which revenue was recognized for during fiscal year 2004. Net loss for the quarter was approximately $4.1 million or $0.12 per share.

     Our bookings this quarter continued to decline in comparison to the prior quarter and we will need to increase our level of bookings on a quarterly basis in order to increase our reported revenues. Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. As a result, we will evaluate the need to reduce quarterly operating expense levels during the quarter ended December 31, 2004.

Critical Accounting Policies and Estimates

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, allowance for doubtful accounts, contingencies, and litigation. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements, and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

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

Arrangements consisting of consulting services. Consulting services consists of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services may be recognized based on customer acceptance in the form of customer-signed timesheets, invoices, cash received, or customer-signed acceptance as defined in the master service agreement.

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element. Revenue recognition broken down by method is noted below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Contract Accounting	75%	47%	63%	49%
Residual Method	2%	—	10%	2%
Subscription Method (includes Maintenance)	23%	53%	27%	49%

Total Revenues	100%	100%	100%	100%

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

Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Customer A	30%	*	15%	*
Customer B	28%	52%	30%	43%
Customer C	*	15%	*	14%

*	Revenues were less than 10%.

     To date, we have foreign activities in India, Canada and some European and Asian countries because we believe international markets represent a growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations. In addition, if the recent conflict between India and Pakistan continues to escalate, it could adversely affect our operations in India.

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of September 30, 2004, we had an accumulated deficit of approximately $165.6 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management and quoting solutions market.

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

Results of Operations

Revenues

	Three Months Ended			Six Months Ended
	September 30			September 30
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)
License	$2,276	$4,325	(47)%	$4,332	$9,029	(52)%
Percentage of total revenues	32%	44%		29%	42%
Services	$4,917	$5,591	(12)%	$10,604	$12,674	(16)%
Percentage of total revenues	68%	56%		71%	58%
Total revenues	$7,193	$9,916	(27)%	$14,936	$21,703	(31)%

     License. For the three months ending September 30, 2004, license revenues decreased on a quarterly basis by approximately $2.0 million compared to the three months ending September 30, 2003 primarily due to one significant contract for $12.0 million that was signed in December 2002 and $3.3 million was recognized in the three months ending September 30, 2003. The license revenue for this contract was recognized on a subscription basis for the twelve months ending in December 2003, due to the right to unspecified future products.

     For the six months ending September 30, 2004, license revenues decreased by approximately $4.7 million compared to the six months ending September 30, 2003 primarily due to the same significant contract mentioned above.

     For the six months ending September 30, 2004, license revenues primarily came from two significant customers which signed contracts in fiscal 2004. For the six months ending September 30, 2003, license revenues primarily came from two significant customers, which signed contracts in fiscal 2003.

     Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

     Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. During the three and six months ending September 30, 2004, services revenues decreased year over year. The decrease primarily related to the fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application.

     Due to the fluctuations in the allowance for doubtful for accounts, we recorded a decrease to services revenues of approximately $42,000 and an increase of approximately $144,000 for the three months ending September 30, 2004 and 2003, respectively. For the six months ending September 30, 2004, we recorded a decrease to services revenues of approximately $52,000 and for the six months ending September 30, 2003, we recorded an increase of approximately $276,000.

     Maintenance revenues represented 31% and 32% of total services revenues for the three months ending September 30, 2004 and 2003, respectively. Maintenance revenues represented 36% and 30% of total services revenues for the six months ending September 30, 2004 and 2003, respectively.

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

Cost of revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)
Cost of license revenues	$214	$327	(35)%	$413	$591	(30)%
Percentage of license revenues.	9%	8%		10%	7%
Cost of services revenues	$3,067	$3,932	(22)%	$6,219	$9,286	(33)%
Percentage of services revenues	62%	70%		59%	73%

     Cost of License Revenues. The cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication and packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The year over year decrease in costs of license revenue during the three and six months ending September 30 was primarily due to decreased license sales, which resulted in a decrease in the amount of royalty fees associated with third-party software and other sales associated costs. In addition, costs of licenses have a component of fixed costs that are not dependent upon sales volume. We anticipate that the cost of license revenues will remain at a relatively consistent level in absolute dollars and that the cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.

     Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The reduction of the cost of services revenues was primarily due to a smaller professional services organization.

     During the three months ending September 30, 2004 and 2003, we amortized approximately $34,000 and approximately $116,000 for deferred compensation related to stock options, respectively. During the six months ending September 30, 2004 and 2003, we amortized approximately $83,000 and approximately $243,000 for deferred compensation related to stock options, respectively.

     We expect cost of services revenues to fluctuate as a percentage of service revenues, and we plan to reduce our investment in cost of services revenues in absolute dollars from the next year as necessary to balance expense levels with projected revenues.

Gross Margins

     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
License	91%	92%	90%	93%
Services	38%	30%	41%	27%

     We experienced a slight decrease in license margins during the three and six months ending September 30, 2004 from the three and six months ending September 30, 2003 due to lower license revenues. Costs of licenses have a component of fixed costs that are not dependent upon sales volume. Some of our software has embedded third-party software for which royalties need to be paid. When our software products are licensed with royalty bearing software, margins are lower than when our software products are licensed without such third party software products. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix.

     The increase in service margins during the three and six months ending September 30, 2004 from the three and six months ending September 30, 2003 were attributable to some lower margin engagements which revenue was recognized for during fiscal year 2004. In addition, we experienced decreased costs in fiscal year 2005 associated with a reduction in the number of employees within the professional services organization.

Expenses

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)
Research and development	$3,201	$3,573	(10)%	$6,456	$6,796	(5)%
Percentage of total revenues	45%	36%		43%	31%
Sales and marketing	$3,180	$4,164	(24)%	$6,155	$8,158	(25)%
Percentage of total revenues	44%	42%		41%	38%
General and administrative	$2,112	$1,453	45%	$4,096	$2,752	49%
Percentage of total revenues	29%	15%		27%	13%

     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The year over year decrease in research and development expense during the three and six months ending September 30 was primarily due to the lump-sum severance payment of $231,000 to the Chief Technical Advisor (“CTA”) paid in September 2003.

     During the three and six months ending September 30, 2004, we did not amortize any deferred compensation related to stock options. During the three and six months ending September 30, 2003, we amortized approximately $58,000 and $119,000 for deferred compensation related to stock options, respectively.

     We plan to reduce our research and development expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The year over year decrease for the three months ending September 30, 2004 compared to 2003 was primarily due to recorded charges taken last year of approximately $735,000 of severance and settlement fees paid to former employees and expenses of approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition. The year over year decrease for the six months ending September 30, 2004 compared to 2003 was also due to the aforementioned expenses in addition to a reduction in spending on marketing programs, decrease of sales commissions and salaries, the reduction in the allocation of fixed overheads costs as a result of the reduced headcount, and charges taken last year associated with the closure of our German office.

     During the three and six months ending September 30, 2004, we did not amortize any deferred compensation related to stock options. During the three and six months ending September 30, 2003, we amortized approximately $107,000 and $228,000 for deferred compensation related to stock options, respectively.

     We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The year over year increase in general and administrative expense during the three and six months ending September 30 was primarily due to increased audit fees, additional expenses related to compliance for Sarbanes-Oxley, and increased legal expenses related to IPO and patent litigation.

     During the three and six months ending September 30, 2004, we did not amortize any deferred compensation related to stock options. During the three months ending September 30, 2003, we amortized approximately $70,000 for deferred compensation related to stock options and recorded approximately $112,000 for compensation related to variable accounting. During the six months ending September 30, 2003, we amortized approximately $153,000 for deferred compensation related to stock options and recorded approximately $146,000 for compensation related to variable accounting.

     We plan to reduce our general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Interest and Other Income, Net

     Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three months ending September 30, 2004 and 2003, interest income totaled approximately $515,000 and $334,000, respectively. The increase was due to slightly higher quarterly yields on our investments. During the six months ending September 30, 2004 and 2003, interest income totaled approximately $738,000 and $833,000, respectively. The decrease was due primarily to lower interest rates in the first quarter of fiscal 2005 and the reduction of cash and investments balance due to these amounts being used for the operation of our business.

Provision for Income Taxes

     The Company did not record any income tax provision for the three months ending September 30, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

Liquidity and Capital Resources

	September 30,	March 31,
	2004	2004	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$77,389	$99,369	(22)%
Working capital	$69,198	$89,767	(23)%

	Six Months Ended
	September 30,
	2004	2003	Change
	(in thousands, except percentages)
Net cash used in operating activities	$(8,307)	$(11,301)	(26)%
Net cash used in investing activities	$(4,866)	$(18,214)	(73)%
Net cash provided by financing activities	$304	$1,580	(81)%

     In addition to our operating capital, we have funded our operations with proceeds from the private sale of common stock and our initial public offering. Our primary sources of liquidity consisted of approximately $77.4 million in cash, cash equivalents and short-term investments and approximately $32.5 million in long-term investments for a total of approximately $109.9 million as of September 30, 2004 compared to approximately $99.4 million in cash, cash equivalents and short-term investments and approximately $19.4 million in long-term investments for a total of approximately $118.8 million as of March 31, 2004. During the six months ending September 30, 2004, the decrease in cash and cash equivalents was primarily related to approximately $8.3 million of cash used in operations and approximately $4.9 million net purchases of short and long-term investments, offset by the proceeds from the issuance of common stock, net of repurchases, of approximately $304,000. During the six months ending September 30, 2003, the decrease in cash and cash equivalents was primarily related to approximately $11.3 million of cash used in operations and approximately $18.2 million net purchases of short and long-term investments, offset by the proceeds from the issuance of common stock, net of repurchases, of approximately $1.6 million. We experienced a net decrease in working capital at September 30, 2004 as compared to March 31, 2004 primarily due to the cash used in operations and purchases in excess of proceeds from short-term and long-term investments.

     The net cash used for operating activities for the six months ending September 30, 2004 was due primarily to the $7.7 million in net loss, the $1.1 million increase in accounts receivable, and the $400,000 decrease in deferred revenues, offset by $700,000 in depreciation expense. The net cash used in operating activities for the six months ending September 30, 2003 was due primarily to the $5.0 million in net loss, the $1.3 million decrease in accrued liabilities, and the $8.9 million decrease in deferred revenues, offset by $1.2 million in depreciation and the $1.6 million decrease in accounts receivable.

     The net cash used for investing activities for the six months ending September 30, 2004 was due primarily to approximately $4.3 million of net purchases of short and long-term investments as compared to approximately $19.1 million of net purchases of short and long-term investments for the six months ending September 30, 2003. For the six months ending September 30, 2004 and 2003, we spent approximately $575,000 and $110,000 for capital expenditures respectively.

     The net cash provided by financing activities for the six months ending September 30, 2004 was due primarily to the proceeds from the issuance of common stock through the exercise of options for approximately $680,000 offset by approximately $376,000 for stock repurchases in the open market. In the six months period ending September 30, 2003, the net cash provided by financing activities was due primarily to the proceeds from the issuance of common stock through the exercise of options for approximately $2.2 million and the proceeds from an officer note receivable for $730,000, offset by $1.3 million for stock repurchases in the open market.

     We had no significant commitments for capital expenditures as of September 30, 2004. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We believe that we have a sufficient amount of cash to meet our needs for the next twelve months. We have no outside debt and do not have any plans to enter into borrowing arrangements.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2004, the effects of the foreign currency fluctuations were immaterial, and we are not engaged in any foreign currency hedging activities.

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

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $8.8 million, $29.7 million, and $26.4 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We have incurred net losses of approximately $7.7 million for the six months ending September 30, 2004 and have an accumulated deficit of approximately $165.6 million as of September 30, 2004. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues; however our fixed cost structure may not permit us to reduce our operating expenses to a level where we no longer experience operating losses. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

Arrangements consisting of consulting services. Consulting services consists of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services may be recognized based on customer acceptance in the form of customer-signed timesheets, invoices, cash received, or customer-signed acceptance as defined in the master service agreement.

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues.

     Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results or the failure to replace a significant customer. For example, our services and license revenues declined significantly on separate occasions in the quarters ending on March 31, 2003, March 31, 2001 and June 30, 1999 due to the delays of milestone achievement of services and customer acceptance under a particular contract. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Because expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has significantly decreased. Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods and could significantly harm our business and operating results.

If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.

     We have recently shifted our product marketing focus. We had previously positioned our company as a seller of Internet Selling Solutions, however, we now emphasize our products’ ability to bridge the gap that exists between CRM and other business applications, which we refer to as the opportunity to order gap. We are in the process of bringing new products to market which are specifically tailored to address this gap. If the market for products that address the opportunity to order gap is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

The loss of any of our key personnel or the failure of our new management team to integrate with our current team would harm our competitiveness because of the time and effort that we would have to expend to replace such personnel.

     We believe that our success will depend on the continued employment of our management team and key technical personnel, none of whom, except Stephen Bennion, our Chief Financial Officer have an employment agreement with us. If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace and our ability to manage day-to-day operations, including our operations in Pune and Chennai, India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed We have recently hired a new Chief Executive Officer. The addition of a new executive may cause disruptions both internally and with our partners and customers. If our Chief Executive Officer does not successfully integrate with our employees, partners and customers, it could significantly harm our business and operating results.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business and operating results.

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 64% and 81% of our revenues for the six months ended September 30, 2004 and 2003, respectively. Our ten largest customers accounted for 76% and 88% of our revenues for the six months ended September 30, 2004 and 2003, respectively. Our failure to obtain another significant customer this quarter was largely responsible for the decrease in our revenues as compared to the prior periods. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Customer A	30%	*	15%	*
Customer B	28%	52%	30%	43%
Customer C	*	15%	*	14%

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

     A change in economic conditions could lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our software, but decide to delay or not to implement any configuration system. Many companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justify the expenses. A stagnation in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

Our lengthy sales cycle makes it difficult for us to forecast revenue and exacerbates the variability of quarterly fluctuations, which could cause our stock price to decline.

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

     We were founded in June 1996 and have a limited operating history. We began marketing our products in early 1997 and released ACE 7.0 in September 2004. The revenue and income potential of our business and market are uncertain. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. Our revenue is dependent on our ability to enter into significant software license transactions with new and existing customers. Our success depends on gaining new customers and maintaining relationships with our existing customers. You must consider our prospects in light of the risks and difficulties we may encounter as an early stage company in the new and rapidly evolving market for configuration, pricing and quoting software.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

     The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include large public-traded companies such as Oracle Corporation, SAP and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing and quoting software, as well as private companies such as Comergent.

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

     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three and six month ending September 30, 2004 and 2003, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
License	91%	92%	90%	93%
Services	38%	30%	41%	27%

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

     We may acquire or make investments in complementary companies, products or technologies. In the event of any such investments, acquisitions or joint ventures, we could:

•	issue cash;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization expenses related to other intangible assets; or

•	incur large and immediate write-offs.

     These investments, acquisitions or joint ventures also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of managements’ attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers; and

•	potential loss of key employees, particularly those of the acquired organizations.

Any acquisition or joint venture may cause our financial results to suffer as a result of these risks.

Our sale of intellectual property assets to Accenture presents a number of new challenges to the Company.

     We previously sold the rights to intellectual property assets targeted specifically for the health insurance market segment to Accenture. This transaction requires us to take on a number of responsibilities that we have not previously undertaken. Our business relationship requires us to provide support to users of our software products through a third party, assist in the transition of existing eInsurance customers to a new support and services arrangement and transition a number of our employees to Accenture. If we fail to successfully transition our existing customers or provide support for our new partner, it could damage our reputation in the marketplace. If we are unable to transition our employees, we may need to deploy additional resources to assist in the success of our partner and our customers. A failure in any of these undertakings could harm our results of operations.

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

     We conduct development, quality assurance and professional services operations in India. As of September 30, 2004, there were 171 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.1 million in net deferred compensation charges. During the three months period ending September 30, 2004, we amortized approximately $34,000 of such charges. During the three months period ending September 30, 2003, we recorded approximately $351,000 of such charges, which included variable accounting. During the six months period ending September 30, 2004, we amortized approximately $83,000 of such charges. During the six months period ending September 30, 2003, we recorded approximately $743,000 of such charges, which included the compensation expenses related to option acceleration and variable accounting. We expect to amortize approximately $37,000 of deferred compensation expense for the remaining six months ending March 31, 2005 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.

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

Patent Infringement

     On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company intends to vigorously defend against Trilogy’s claims and may incur substantial costs in such defense.

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

     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the Settlement, filed a brief objecting to its terms on July 14, 2004. The Court is reviewing the matter and has had continued discussion with all of the parties regarding the terms of the Settlement.

     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). Selectica is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases.

     Selectica, along with the other non-focus case issuer defendants, has not participated in the class certification phase. It is awaiting the Court’s decision on preliminary approval of the Settlement. There can be no assurance that the Court will approve the Settlement.

     The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. At a minimum, the class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

     On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the action. Also on November 25, 2002, CSFB filed a motion to dismiss the case on the grounds that the plaintiff lacked standing to bring the action. That motion was heard on March 4, 2003, and on March 18, 2003 the Court issued an Order sustaining the motion but granting plaintiff 30 days to file an amended complaint.

     On April 18, 2003, the plaintiff filed a second amended complaint, which added new assertions regarding plaintiff’s claim of standing as well as additional factual allegations covered by the various causes of action. Specifically, plaintiff’s second amended complaint alleged that CSFB offered and provided, and the individual defendants accepted, improper gratuities in the form of allocations of IPO shares of other companies in order to influence the selection of CSFB as the underwriter of the Company’s IPO.

     On June 17, 2003, CSFB responded to the second amended complaint by again filing a motion to dismiss the case on the grounds that the plaintiff lacked standing to bring the action. That same day, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s motion to dismiss, while reserving other objections. At the hearing on the matter on August 12, 2003, the Court again granted CSFB’s motion to dismiss, with leave for the plaintiff to further amend his complaint. The Court also granted plaintiff permission to file a motion seeking to establish his standing to bring the action pursuant to rules regarding share ownership by shareholder derivative action plaintiffs at the time of the alleged wrongdoing, and the Court permitted the plaintiff to take limited discovery in connection with such a motion. In February, 2004, plaintiff took limited depositions of three individual defendants for that purpose.

     In late August, 2004, the parties entered into a stipulation pursuant to which the parties agreed that, subject to approval by the Court, the action would be voluntarily dismissed as against all defendants with prejudice and the Company would make payment to the plaintiff in the amount of up to $40,000 in full satisfaction of plaintiff’s attorneys’ fees and costs. The parties submitted that stipulation and a related proposed order to the Court on August 30, 2004, and later that day the Court entered an order dismissing the action with prejudice, directing entry of judgment accordingly, and reserving the issue of attorneys’ fees and costs for further consideration. Thereafter, plaintiff’s counsel submitted to the Court an application for attorneys’ fees and costs and a proposed order approving the requested payment by the Company to plaintiff’s counsel of $40,000, and the Court approved such request and entered such order on September 28, 2004.

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

     During the six months ending September 30, 2004, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $136,000 (less than 0.12%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2004. During the six months ending September 30, 2003, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $185,000 (less than 0.20%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2003.

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

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of September 30, 2004:

	2005	2006	Total
	(in thousands)
Investment CD	$189	$—	$189
Weighted Average yield	1.33%	—%	.66%
Auction rate securities	$13,100	$2,000	$15,100
Weighted Average yield	1.86%	1.55%	1.70%
Corporate notes & bonds	5,029	7,914	12,943
Weighted Average yield	1.51%	2.17%	1.84%
Government agencies	15,361	47,827	63,188
Weighted Average yield	1.39%	2.06%	1.72%

Total investments	$33,679	$57,741	$91,420

ITEM 4: CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on the evaluation, the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

     (b) Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Patent Infringement

     On April 22, 2004, Trilogy Software Inc. and Trilogy Development Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company intends to vigorously defend against Trilogy’s claims and may incur substantial costs in such defense.

     On September 2, 2004, Selectica filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of Selectica’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing Selectica’s patents in the future, and any other relief to which Trilogy may be entitled. The Company may incur substantial costs in pursuing its claims against Trilogy.

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

     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of claims that the Company might have against its underwriters. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the Settlement, filed a brief objecting to its terms on July 14, 2004. The Court is reviewing the matter and has had continued discussion with all of the parties regarding the terms of the Settlement.

     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). Selectica is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases.

     Selectica, along with the other non-focus case issuer defendants, has not participated in the class certification phase. It is awaiting the Court’s decision on preliminary approval of the Settlement. There can be no assurance that the Court will approve the Settlement.

     The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. At a minimum, the class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

     On November 25, 2002, following the removal of the case to federal court and the subsequent remand of the case back to the state court, the Company and the officer and director defendants filed answers to the amended complaint, preserving certain defenses including defenses based on plaintiff’s lack of standing to bring the action. Also on November 25, 2002, CSFB filed a motion to dismiss the case on the grounds that the plaintiff lacked standing to bring the action. That motion was heard on March 4, 2003, and on March 18, 2003 the Court issued an Order sustaining the motion but granting plaintiff 30 days to file an amended complaint.

     On April 18, 2003, the plaintiff filed a second amended complaint, which added new assertions regarding plaintiff’s claim of standing as well as additional factual allegations covered by the various causes of action. Specifically, plaintiff’s second amended complaint alleged that CSFB offered and provided, and the individual defendants accepted, improper gratuities in the form of allocations of IPO shares of other companies in order to influence the selection of CSFB as the underwriter of the Company’s IPO.

     On June 17, 2003, CSFB responded to the second amended complaint by again filing a motion to dismiss the case on the grounds that the plaintiff lacked standing to bring the action. That same day, the Company and the individual defendants responded to the second amended complaint by joining CSFB’s motion to dismiss, while reserving other objections. At the hearing on the matter on August 12, 2003, the Court again granted CSFB’s motion to dismiss, with leave for the plaintiff to further amend his complaint. The Court also granted plaintiff permission to file a motion seeking to establish his standing to bring the action pursuant to rules regarding share ownership by shareholder derivative action plaintiffs at the time of the alleged wrongdoing, and the Court permitted the plaintiff to take limited discovery in connection with such a motion. In February, 2004, plaintiff took limited depositions of three individual defendants for that purpose.

     In late August, 2004, the parties entered into a stipulation pursuant to which the parties agreed that, subject to approval by the Court, the action would be voluntarily dismissed as against all defendants with prejudice and the Company would make payment to the plaintiff in the amount of up to $40,000 in full satisfaction of plaintiff’s attorneys’ fees and costs. The parties submitted that stipulation and a related proposed order to the Court on August 30, 2004, and later that day the Court entered an order dismissing the action with prejudice, directing entry of judgment accordingly, and reserving the issue of attorneys’ fees and costs for further consideration. Thereafter, plaintiff’s counsel submitted to the Court an application for attorneys’ fees and costs and a proposed order approving the requested payment by the Company to plaintiff’s counsel of $40,000, and the Court approved such request and entered such order on September 28, 2004.

     In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Items 2(a) and 2(b) are inapplicable.

     (c) Issuer Purchases of Equity Securities.

     The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2004 by Selectica, Inc. or any “affiliated purchaser” of Selectica, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c) Total Number of	(d) Maximum Number of Shares
			Shares Purchased	(or Approximate Dollar Value)
	(a) Total Number	(b) Average	as Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased(1)	Share	Programs	Programs
Jul. 1, 2004 — Jul. 31, 2004	90,600	$3.86	90,600	$30 million
Aug. 1, 2004 — Aug. 31, 2004	5,400	$3.97	5,400	$30 million
Sep. 1, 2004 — Sep. 30, 2004	0	$0.00	0	$30 million

(1)	Shares have only been repurchased through publicly announced programs.

(2)	On May 6, 2003 Selectica publicly announced a stock buyback program whereby Selectica was authorized to repurchase up to $30 million worth of shares of its common stock in the open market. The repurchase program does not have an expiration date.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in Santa Clara, California on September 16, 2004. Of the 32,716,029 shares outstanding as of the record date, 27,532,590 shares were represented by proxy at the meeting on September 16, 2004. At the meeting the following actions were voted upon:

1.  To elect the following director to serve for a term ending upon the 2007 Annual Meeting of Stockholders or until his successor is elected and qualified:

	FOR	WITHHELD
James Arnold, Jr.	26,277,868	1,254,722

2.  To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2005:

FOR	AGAINST	ABSTAIN
26,583,132	4,935	944,523

ITEM 5: OTHER INFORMATION

     (a) None.

     (b) Not applicable.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

     Exhibits

            Exhibit 31.1

Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1

Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004

SELECTICA, INC.

By:	/s/ Stephen R. Bennion

Stephen R. Bennion
Chief Financial Officer

EXHIBIT INDEX

            Exhibit 31.1

Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1

Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.