Form 10-Q
period 2004-12-31
SELECTICA INC
filed 2005-02-09
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	COMMISSION OR TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

FOR THE TRANSITION PERIOD FROM ________ TO ________ FILE NUMBER 0-29637

SELECTICA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0432030

(State of Incorporation)	(IRS Employer Identification No.)

3 WEST PLUMERIA DRIVE, SAN JOSE, CA 95134

(Address of principal executive offices)

(408) 570-9700

(Registrant’s telephone number, including area code)

     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. YES ☑ NO ☐

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of January 31, 2005, was 32,725,124.

FORM 10-Q
SELECTICA INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	March 31,
	2004	2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$19,223	$31,349
Short-term investments	66,011	68,020
Accounts receivable, net of allowance for doubtful accounts of $87 and $115, respectively	2,596	697
Prepaid expenses and other current assets	2,434	2,597

Total current assets	90,264	102,663

Property and equipment, net	3,294	3,620
Other assets	548	548
Long-term investments	18,685	19,405
Investments, restricted – long term	181	180

Total assets	$112,972	$126,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,220	$644
Accrued payroll and related liabilities	1,840	1,726
Other accrued liabilities	1,802	2,769
Deferred revenues	3,733	7,757

Total current liabilities	8,595	12,896

Other long term liabilities	1,441	1,482

Commitments and contingencies

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	292,289	291,055
Deferred compensation	(89)	(158)
Accumulated deficit	(167,137)	(157,960)
Accumulated other comprehensive income/(loss)	(383)	47
Treasury stock	(21,748)	(20,950)

Total stockholders’ equity	102,936	112,038

Total liabilities and stockholders’ equity	$112,972	$126,416

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT — PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues:
License	$2,301	$4,796	$6,633	$13,825
Services	6,613	5,189	17,217	17,863

Total revenues	8,914	9,985	23,850	31,688
Cost of revenues:
License	217	289	630	880
Services	3,088	4,109	9,307	13,395

Total cost of revenues	3,305	4,398	9,937	14,275

Gross profit	5,609	5,587	13,913	17,413
Operating expenses:
Research and development	3,049	3,149	9,505	9,945
Sales and marketing	2,939	3,044	9,094	11,202
General and administrative	1,931	1,327	6,027	4,079

Total operating expenses	7,919	7,520	24,626	25,226

Loss from operations	(2,310)	(1,933)	(10,713)	(7,813)
Other income	95	1,092	95	1,092
Interest income	703	388	1,441	1,221

Net loss	$(1,512)	$(453)	$(9,177)	$(5,500)

Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.28)	$(0.18)

Weighted-average shares of common stock used in computing Basic and diluted net loss per share	32,450	31,235	32,600	30,930

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 31,
	2004	2003
Operating activities
Net loss	$(9,177)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	914	1,701
Gain on disposal of fixed assets	(14)	—
Amortization of deferred compensation	105	957
Compensation expense related to variable accounting	—	149
Accelerated vesting of stock option to employees	16	48
Net gain on sales of eInsurance assets	95	(1,092)
Changes in assets and liabilities:
Accounts receivable	(1,899)	1,116
Prepaid expenses and other current assets	163	1,503
Other assets	—	149
Accounts payable	576	(22)
Accrued payroll and related liabilities	114	(142)
Other accrued liabilities and other long term liabilities	(1,008)	(695)
Deferred revenues	(4,024)	(10,967)

Net cash used in operating activities	(14,139)	(12,795)

Investing activities
Capital expenditures	(588)	(307)
Proceeds from sales of fixed assets	14	—
Proceeds from restricted investments	(1)	998
Purchase of short term investments	44,063	(73,737)
Net proceeds on sales of eInsurance assets	(95)	1,092
Proceeds from maturities of short-term investments	(23,353)	98,134
Purchase of long term investments	(38,087)	(60,593)
Proceeds from maturities of long-term investments	19,676	17,600

Net cash provided by/(used in) investing activities	1,629	(16,813)

Financing activities
Cost of stock repurchase	(798)	(1,305)
Proceeds from notes receivable	—	730
Proceeds from issuance of common stock	1,182	3,122

Net cash provided by financing activities	384	2,547

Net decrease in cash and cash equivalents	(12,126)	(27,061)
Cash and cash equivalents at beginning of the period	31,349	54,993

Cash and cash equivalents at end of the period	$19,223	$27,932

Supplemental cash flow information
Deferred compensation related to cancelled stock options	$(36)	$589
Change in unrealized gain on available for sales securities	$(430)	$11

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

     The condensed consolidated balance sheet as of December 31, 2004, the condensed consolidated statements of operations and cash flows for the nine months ended December 31, 2004 and 2003 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2004, and the results of operations and cash flows for the three and nine months ended December 31, 2004 and 2003. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2004 has been derived from the audited consolidated financial statements at that date.

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

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of December 31, 2004, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, which are principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at December 31, 2004 and March 31, 2004. The Company considers all investment securities with original maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

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

Customer Concentrations

     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Walt Disney World	35%	*	14%	*
GE Healthcare	18%	13%	11%	14%
MCI Worldcom	14%	*	13%	*
IBM Inc.	*	49%	22%	45%
Blue Cross Blue Shield of Michigan	*	18%	*	*
Bell Canada	*	*	10%	*

* Revenues were less than 10%.

     Customers who accounted for at least 10% of net accounts receivable were as follows:

	December 31,	March 31,
	2004	2004
MCI Worldcom	38%	*
IBM Inc.	20%	*
IBM Global	13%	*
Bell Canada Gateways	*	47%
GE Healthcare	*	18%
Abbott Laboratories	*	12%

* Customer account was less than 10% of net accounts receivable.

Warranties and Indemnifications

     The Company generally provides a warranty for its software products to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of a product under such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company has not provided for a warranty accrual or incurred any warranty costs as of December 31, 2004 and March 31, 2004. To date, the Company has not refunded any amounts in relation to the warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of December 31, 2004.

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

Accumulated and Other Comprehensive Income (Loss)

     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income/loss is comprised of net unrealized losses of approximately $383,000 and net unrealized gains of approximately $47,000 at December 31, 2004 and March 31, 2004, respectively. We recorded approximately $3,000 in realized losses for the nine months ending December 31, 2004. We recorded approximately $81,000 in realized losses for the nine months ending December 31, 2003.

     The components of comprehensive loss, net of related income tax, for the three and nine months ended December 31, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(1,512)	$(453)	$(9,177)	$(5,500)
Change in unrealized (loss)/gain on securities	(135)	(38)	(430)	11

Comprehensive loss	$(1,647)	$(491)	$(9,607)	$(5,489)

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

     Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the three and nine months ended December 31, 2004 and 2003 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and nine months ended December 31, 2004 and 2003 with the following weighted average assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	2.45%	2.78%	2.62%	2.82%
Dividend yield	—	—	—	—
Expected volatility	66.77%	64.28%	65.95%	64.76%
Expected option life in years	1.89	1.83	1.92	1.70

     Pro forma information regarding net loss as if the Company had accounted for its stock options granted during the three and nine months ended December 31, 2004 and 2003 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and nine months ended December 31, 2004 and 2003 with the following weighted average assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	2.63%	2.89%	3.40%	2.96%
Dividend yield	—	—	—	—
Expected volatility	66.77%	89.44%	78.93%	48.75%
Expected option life in years	3.70	4.00	3.83	4.00

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss, as reported	$(1,512)	$(453)	$(9,177)	$(5,500)
Add: Stock based employee compensation expense included in reported net loss	23	215	105	958
Deduct: Total stock based employee compensation determined under fair value based method for all awards	793	2,262	2,786	6,250

Pro forma net loss	$(2,282)	$(2,500)	$(11,858)	$(10,792)

Basic and diluted net loss per share, as reported	$(0.05)	$(0.01)	$(0.28)	$(0.18)

Basic and diluted pro forma net loss per share	$(0.07)	$(0.08)	$(0.36)	$(0.35)

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

     Export revenues are attributable to countries based on the location of the customers. During the three and nine months ended December 31, 2004 and 2003, sales to international locations were derived primarily from Canada and the United Kingdom.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
International revenues	25%	8%	39%	9%
Domestic revenues	75%	92%	61%	91%
Total Revenues	100%	100%	100%	100%

     As of December 31, 2004 and March 31, 2004, the Company held long-lived assets in India with a net book value of approximately $1.3 million and $1.6 million, respectively. No other country besides the United States and India held a significant amount of long-lived assets.

3. Sale of eInsurance Assets

     In December 2003, pursuant to an asset purchase agreement the Company sold its suite of intellectual property assets targeted specifically for the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000 including approximately $250,000 in bonuses and approximately $30,000 for compensation related to acceleration of stock option vesting. The Company recognized approximately $95,000 and $1.1 million in other income during the quarter ending December 2004 and 2003, respectively.

4. Concurrent Transaction

     The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three months ending December 31, 2004, the Company did not purchase any professional services from the value added reseller. For the nine months ended December 31, 2004, the Company recognized approximately $515,000 of revenue, which is net of approximately $100,000 of professional services purchased by the Company. For the three months ending December 31, 2003, the Company recognized $21,000 of revenue and did not purchase any professional services from the value added reseller. For the nine months ending December 31, 2003, the Company recognized approximately $225,000 in license royalty revenue, which is net of approximately $68,000 professional services purchased by the Company.

5. Related Party Transaction and Severance Agreement

     In connection with the resignation of Dr. Sanjay Mittal in September 2003, the Company’s Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal will receive $20,000 per month for his services and this arrangement will continue until either party terminates his service as CTA. During the three and nine months period ending December 31, 2004, the Company recorded approximately $60,000 and $180,000 as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. During the three and nine months period ending December 31, 2003, the Company recorded approximately $60,000 and $75,000 respectively as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. In the event that Dr. Mittal’s role as CTA terminates, subject to certain conditions, he will be entitled to receive a lump-sum severance payment of $412,500. The Company believes that the payment is estimatable and probable, and therefore, has accrued for this amount.

6. Stockholders’ Equity

Deferred Compensation

     During the three and nine months ended December 31, 2004, approximately 20,250 and 101,000 options were granted to employees with exercise prices that were less than fair value, respectively. During the three and nine months ended December 31, 2003, approximately 37,000 and 102,500 options were granted to employees with exercise prices that were less than fair value.

     During the three months ended December 31, 2004, the Company recorded total compensation expense related to stock options issued below fair market value of approximately $23,000, which was recorded as cost of goods sold. In addition, the Company recorded a compensation charge in sales and marketing of approximately $16,000 related to the acceleration of stock options. During the three months ended December 31, 2003, the Company recorded a total compensation expense related to stock options issued below fair market value of approximately $215,000 of which approximately $99,000 was recorded as cost of goods sold, approximately $31,000 was recorded in research and development, approximately $76,000 was recorded in sales and marketing, and approximately $9,000 was recorded as general and administrative expense.

     During the nine months ended December 31, 2004, the Company recorded total compensation expense related to stock options issued below fair market value of approximately $105,000, which was recorded as cost of goods sold. During the nine months ended December 31, 2003, the Company recorded a total compensation expense related to stock options issued below fair market value of approximately $958,000 of which approximately $342,000 was recorded as cost of goods sold, approximately $150,000 was recorded in research and development, approximately $304,000 was recorded in sales and marketing, and approximately $162,000 was recorded as general and administrative expense.

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

     During the three months ended December 31, 2004, the Company repurchased 105,200 shares of its common stock at an average price of $4.02 in the open market at a cost of approximately $423,000 including brokerage fees. During the three months ended December 31, 2003, the Company did not repurchase any shares of its common stock.

     During the nine months ended December 31, 2004, the Company repurchased approximately 201,200 shares of its common stock at an average price of $3.97 in the open market at a cost of approximately $798,000 including brokerage fees. During the nine months ended December 31, 2003, the Company repurchased approximately 383,600 shares of its common stock at an average price of $3.40 in the open market at a cost of approximately $1.3 million including brokerage fees.

     The aggregate number of shares purchased since the authorizations by the Board of Directors in August 2001 and May 2003 was approximately 6.4 million shares at a cost of approximately $21.7 million, including brokerage fees.

7. Income Taxes

     The Company did not record any provision for income taxes for the three and nine months ended December 31, 2004 and 2003, respectively.

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

     The following table presents the computation of basic and diluted net loss per share:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(1,512)	$(453)	$(9,177)	$(5,500)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,450	31,236	32,600	30,945
Less weighted-average shares subject to repurchase	—	(1)	—	(15)

Weighted-average shares used in computing basic and diluted, net loss per share	32,450	31,235	32,600	30,930

Basic and diluted, net loss per share	$(0.05)	$(0.01)	$(0.28)	$(0.18)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	3,708	647	3,405	3,306
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	2,871	6,901	3,174	4,242

Total common stock equivalents excluded from diluted net loss per common share	6,579	7,548	6,579	7,548

9. Litigation

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

     On September 2, 2004, Selectica filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of Selectica’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing Selectica’s patents in the future, and any other relief to which Trilogy may be entitled. The Company may incur substantial costs in pursuing its claims against Trilogy. The Court has set a trial date for January 2006.

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

     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). Selectica is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have sought review of that decision.

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

10. Definitive Merger Agreement

     On December 3, 2004, the Company announced that it entered into a definitive merger agreement with I-many, Inc., under which the Company will pay $1.55 per share in cash for all outstanding shares of I-many common stock, for a total transaction value of approximately $70 million. The transaction has been unanimously approved by the boards of directors of both companies and is subject to customary closing conditions, including regulatory review and the approval of I-many’s stockholders. Certain executive officers of I-many have entered into agreements to vote their I-many shares in favor of the transaction. The transaction is expected to close in the first six months of 2005.

11. Subsequent Events

Restructuring

     On January 6, 2005, Selectica, Inc. (the “Company”) announced that it is implementing an organizational restructuring that includes the elimination of approximately 43 positions, which represents approximately 13% of the Company’s workforce. Most of the positions eliminated were based in the Company’s San Jose headquarters. The restructuring is expected to reduce Selectica’s expense levels by approximately $4.7 million annually and bring the Company’s breakeven level to approximately $10.5 million per quarter. As a result, the Company expects to record a restructuring charge related to severance of approximately $1 million in the quarter ending March 31, 2005 and anticipates that the restructuring will be complete by May 2005.

Trilogy Offer

     In January 2005, Trilogy, Inc., a privately held company, conditionally proposed to purchase all of our outstanding common stock for $4.00 per share. This unsolicited proposal assumed that the I-many merger was not completed. On February 2, 2005, following consultation with our legal and financial advisors, we issued a press release announcing that our Board of Directors determined that Trilogy’s proposal was not in the best interests of the Company and its stockholders.

     Uncertainty regarding the outcome of Trilogy’s proposal may cause disruption of our proposed acquisition of I-many and of our business, which could result in a material adverse effect on our financial condition and operating results. Additionally, as a consequence of the uncertainty surrounding our future, our key employees may be distracted and possibly could seek other employment opportunities. If key employees leave as a result of the Trilogy proposal there could be a material adverse effect on our business and results of operations. The Trilogy proposal could also be disruptive to our relations with our existing and potential customers as the proposal may be viewed negatively by some customers. Responding to Trilogy’s proposal has consumed, and may continue to consume, attention from our management and employees, and may require us to incur significant costs which could adversely affect our financial and operating results.

12. Recent Accounting Pronouncements

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

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for quarter ended September 30, 2005. The Company is currently evaluating the impact of FAS123R on the company’s financial statements upon adoption.

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

Quarterly Financial Overview

     For the three months ended December 31, 2004, our revenues were approximately $8.9 million with license revenues representing 26% and services revenues representing 74% of total revenues. In addition, approximately 67% of our quarterly revenue came from three customers. License margins for the quarter were 91% and services margins were 53%. The services margin increase was primarily due to one significant service implementation where services were performed in advance of contract signing and thus the services performed were expensed in previous periods. Net loss for the quarter was approximately $1.5 million or $0.05 per share.

     Our bookings this quarter increased in comparison to the prior quarter, but overall bookings were lower than expectations and we will need to continue to increase our level of bookings on a quarterly basis in order to increase our reported revenues. As a result, we will reduce quarterly operating expense levels during the quarter ended March 31, 2005. See footnote number 11: Restructuring in the Subsequent Event section of the Notes to Financial Statements.

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

     In all cases we classify revenues for these arrangements as license revenues and services revenues based on the estimates of fair value for each element. Revenue recognition broken down by method is noted below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Contract Accounting	65%	48%	64%	49%
Residual Method	7%	—	8%	1%
Subscription Method (includes Maintenance)	28%	52%	28%	50%

Total Revenues	100%	100%	100%	100%

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

Factors Affecting Operating Results

     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Walt Disney World	35%	*	14%	*
GE Healthcare	18%	13%	11%	14%
MCI Worldcom	14%	*	13%	*
IBM Inc.	*	49%	22%	45%
Blue Cross Blue Shield of Michigan	*	18%	*	*
Bell Canada	*	*	10%	*

*	Revenues were less than 10%.

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

     We have a limited operating history upon which we may be evaluated. We have incurred significant losses since inception and, as of December 31, 2004, we had an accumulated deficit of approximately $167.1 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management and quoting solutions market.

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

Results of Operations

Revenues

	Three Months Ended			Nine Months Ended
	December 31			December 31
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)
License	$2,301	$4,796	(52)%	$6,633	$13,825	(52)%
Percentage of total revenues	26%	48%		28%	44%
Services	$6,613	$5,189	27%	$17,217	$17,863	(4)%
Percentage of total revenues	74%	52%		72%	56%
Total revenues	$8,914	$9,985	(11)%	$23,850	$31,688	(25)%

License. For the three months ending December 31, 2004, license revenues decreased on a quarterly basis by approximately $2.5 million compared to the three months ending December 31, 2003. License revenues recognized in the current quarter consisted of revenues earned from one significant contract signed in fiscal 2002.

     For the nine months ending December 31, 2004, license revenues decreased by approximately $7.2 million compared to the nine months ending December 31, 2003 primarily due to the fact that we experienced much lower bookings in 2004.

     During the three months ended December 31, 2003, the Company terminated a license and services contract in connection with the sale of certain intellectual property assets to Accenture. Pursuant to our agreement with that customer, the Company retained all payments that the Company received or is entitled to collect for items and services provided before the cancellation occurred. As a result of this termination, the Company recognized revenue in the amount of cash received, for licenses and for implementation services. For the quarter ending December 31, 2003, we recognized approximately $849,000 of license revenue from the cancelled contract.

     Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. During the three months ending December 31, 2004 services revenues increased year over year primarily due to one significant contract signed in fiscal 2002. For the nine months ending December 31, 2004, services revenues remained flat year over year. However, we have observed a decrease in services revenues due to the fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application.

     During the three months ended December 31, 2003, the Company terminated a license and services contract in connection with the sale of certain intellectual property assets to Accenture. Pursuant to our agreement with that customer, the Company will retain all payments that the Company has received or is entitled to collect for items and services provided before the cancellation occurred. As a result of this termination, the Company recognized revenue in the amount of cash received, for licenses and for implementation services. For the quarter ending December 31, 2003, we recognized approximately $964,000 of services revenue from the cancelled contract.

     Due to the fluctuations in the allowance for doubtful for accounts, we recorded an increase to services revenues of approximately $81,000 and a decrease of approximately $57,000 for the three months ending December 31, 2004 and 2003, respectively. For the nine months ending December 31, 2004 and 2003, we recorded an increase to services revenues of approximately $28,000 and approximately $219,000, respectively.

     Maintenance revenues represented 36% and 38% of total services revenues for the three months ending December 31, 2004 and 2003, respectively. Maintenance revenues represented 36% and 33% of total services revenues for the nine months ending December 31, 2004 and 2003, respectively.

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

Cost of revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)
Cost of license revenues	$217	$289	(25)%	$630	$880	(28)%
Percentage of license revenues	9%	6%		9%	6%
Cost of services revenues	$3,088	$4,109	(25)%	$9,307	$13,395	(31)%
Percentage of services revenues	47%	79%		54%	75%

     Cost of License Revenues. The cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication and packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The year over year decrease in costs of license revenue during the three and nine months ending December 31 was primarily due to decreased license sales, which resulted in a decrease in the amount of royalty fees associated with third-party software and other sales associated costs. In addition, costs of licenses have a component of fixed costs that are not dependent upon sales volume. We anticipate that the cost of license revenues will remain at a relatively consistent level in absolute dollars and that the cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.

     Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The reduction of the cost of services revenues was primarily due to a smaller professional services organization.

     During the three months ending December 31, 2004 and 2003, we amortized approximately $23,000 and approximately $99,000 for deferred compensation related to stock options, respectively. During the nine months ending December 31, 2004, we amortized approximately $105,000 for deferred compensation related to stock options. For the nine months ending December 31, 2003, we amortized approximately $342,000 for deferred compensation related to stock options, expensed approximately $93,000 related to the lump-sum severance payment to the CTA, and recorded approximately $2,000 for compensation related to acceleration of stock option vesting.

     We expect cost of services revenues to fluctuate as a percentage of service revenues, and we will reduce our investment in cost of services revenues in absolute dollars during the next quarter to balance expense levels with projected revenues.

Gross Margins

     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
License	91%	94%	91%	94%
Services	53%	21%	46%	25%

     We experienced a slight decrease in license margins during the three and nine months ending December 31, 2004 from the three and nine months ending December 31, 2003 due to lower license revenues. Costs of licenses have a component of fixed costs that are not dependent upon sales volume. Some of our software has embedded third-party software for which royalties need to be paid. When our software products are licensed with royalty bearing software, margins are lower than when our software products are licensed without such third party software products. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix.

     The increase in service margins during the three and nine months ending December 31, 2004 from the three and nine months ending December 31, 2003 were attributable to two factors. We saw a dramatic increase during the current quarter due to revenues from one significant service implementation where services were performed in advance of contract signing and thus the services performed were expensed in previous periods. In fiscal year 2004, we recognized revenue for several lower margin service implementations.

Expenses

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)
Research and development	$3,049	$3,149	(3)%	$9,505	$9,945	(4)%
Percentage of total revenues	34%	32%		40%	31%
Sales and marketing	$2,939	$3,044	(3)%	$9,094	$11,202	(19)%
Percentage of total revenues	33%	30%		38%	35%
General and administrative	$1,931	$1,327	46%	$6,027	$4,079	48%
Percentage of total revenues	22%	13%		25%	13%

     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The year over year expense level in research and development during the three and nine months ending December 31, 2004 was relatively consistent in absolute dollars.

     During the three and nine months ending December 31, 2004, we did not amortize any deferred compensation related to stock options. During the three months ending December 31, 2003, we amortized approximately $31,000 for deferred compensation related to stock options. During the nine months ending December 31, 2003, we expensed approximately $231,000 related to the lump-sum severance payment to the CTA and approximately $150,000 for deferred compensation related to stock options.

     We will reduce our research and development expenses in absolute dollars during the next quarter to balance expense levels with projected revenues.

     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The year over year expense for the three months ending December 31, 2004 compared to 2003 was relatively consistent in absolute dollars. The year over year decrease for the nine months ending December 31, 2004 compared to 2003 was due to the overall reduction in spending on marketing programs and a decrease of sales commissions paid and salaries expense related to lower headcount. In addition last year, we incurred charges associated with the closure of our German office, approximately $735,000 of severance and settlement fees paid to former employees and approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition.

     During the three months ending December 31, 2004, we expensed approximately $16,000 related to the acceleration of stock options. During the three months ending December 31, 2003, we amortized approximately $76,000 for deferred compensation related to stock options, and recorded approximately $17,000 for compensation related to acceleration of stock option vesting.

     During the nine months ending December 31, 2004, we did not amortize any deferred compensation expense related to stock options. During the nine months ending December 31, 2003, we recorded charges of approximately $735,000 of termination and settlement fees paid to former employees, expensed approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition, amortized approximately $304,000 for deferred compensation related to stock options, expensed approximately $52,000 related to the lump-sum severance payment to the CTA, recorded approximately $17,000 for compensation related to acceleration of stock option vesting, and recorded approximately $3,000 for compensation related to variable accounting.

     We will reduce our sales and marketing expenses in absolute dollars during the next quarter to balance expense levels with projected revenues.

     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The year over year increase in general and administrative expense during the three and nine months ending December 31 was primarily due to increased audit fees, additional expenses related to compliance for Sarbanes-Oxley, and increased legal expenses related to IPO and patent litigation.

     During the three and nine months ending December 31, 2004, we did not amortize any deferred compensation related to stock options. During the three months ending December 31, 2003, we amortized approximately $9,000 for deferred compensation related to stock options During the nine months ending December 31, 2003, we amortized approximately $162,000 for deferred compensation related to stock options, recorded approximately $146,000 for compensation related to variable accounting and expensed approximately $37,000 related to the lump-sum severance payment to the CTA.

Other Income

     In December 2003, pursuant to an asset purchase agreement the Company sold its suite of intellectual property assets targeted specifically for the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000 including approximately $250,000 in bonuses and approximately $30,000 for compensation related to acceleration of stock option vesting. The Company recognized approximately $95, 000 and $1.1 million in other income during the quarters ending December 31, 2004 and 2003 respectively.

Interest Income

     Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three months ending December 31, 2004 and 2003, interest income totaled approximately $703,000 and $388,000, respectively. The increase was due to higher quarterly yields on our investments. During the nine months ending December 31, 2004 and 2003, interest income totaled approximately $1,441,000 and $1,221,000, respectively. The increase was due primarily to higher average interest rates in fiscal 2005 offset by the lower balance of cash and investments due to the operation of our business.

Provision for Income Taxes

     The Company did not record any income tax provision for the three and nine months ending December 31, 2004 and 2003, respectively.

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

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for quarter ended September 30, 2005. The Company is currently evaluating the impact of FAS123R on the company’s financial statements upon adoption.

Liquidity and Capital Resources

	December 31,	March 31,
	2004	2004	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$85,234	$99,369	(14)%
Working capital	$81,669	$89,767	(9)%

	Nine Months Ended
	December 31,
	2004	2003	Change
	(in thousands, except percentages)
Net cash used in operating activities	$(14,039)	$(12,795)	11%
Net cash provided by (used in) investing activities	$1,629	$(16,813)	(110)%
Net cash provided by financing activities	$384	$2,547	(85)%

     In addition to our operating capital, we have funded our operations with proceeds from the private sale of common stock and our initial public offering. Our primary sources of liquidity consisted of approximately $85.2 million in cash, cash equivalents and short-term investments and approximately $18.7 million in long-term investments for a total of approximately $103.9 million as of December 31, 2004 compared to approximately $99.4 million in cash, cash equivalents and short-term investments and approximately $19.4 million in long-term investments for a total of approximately $118.8 million as of March 31, 2004. During the nine months ending December 31, 2004, the decrease in cash and cash equivalents was primarily related to approximately $14.0 million of cash used in operations offset by approximately $2.2 million net proceeds of short and long-term investments and by the proceeds from the issuance of common stock, net of repurchases, of approximately $384,000. During the nine months ending December 31, 2003, the decrease in cash and cash equivalents was primarily related to approximately $12.8 million of cash used in operations and approximately $17.6 million net purchases of short and long-term investments, offset by the proceeds from the issuance of common stock, net of repurchases, of approximately $1.8 million. In addition, we received approximately $1.1million for the sale of eInsurance assets. We experienced a net decrease in working capital at December 31, 2004 as compared to March 31, 2004 primarily due to the cash used in operations and purchases in excess of proceeds from short-term and long-term investments.

     The net cash used for operating activities for the nine months ending December 31, 2004 was due primarily to approximately $9.2 million in net loss, approximately $1.9 million increase in accounts receivable and decreases to other liabilities and deferred revenues of approximately $1.0 and $4.0 respectively. The net loss during the nine months ending December 31, 2004 also included approximately $1.1 million in depreciation expense. The net cash used in operating activities for the nine months ending December 31, 2003 was due primarily to approximately $5.5 million in net loss adjusted for approximately $2.9 million of non-cash expenses, approximately $1.1 million in net gain on the sale of eInsurance assets, and approximately $2.6 million decrease in current assets offset by an approximately $11.8 million decrease in liabilities and deferred revenue.

     The net cash used for investing activities for the nine months ending December 31, 2004 was due primarily to approximately $2.3 million of net proceeds of short and long-term investments as compared to approximately $18.6 million of net purchases of short and long-term investments for the nine month ending December 31, 2003. For the nine months ending December 31, 2004 and 2003, we spent approximately $786,000 and $307,000 for capital expenditures respectively. In addition during the quarter ending December 31, 2003, we received approximately $1.1 million for the sale of eInsurance assets.

     The net cash provided by financing activities for the nine months ending December 31, 2004 was due primarily to the proceeds from the issuance of common stock through the exercise of options for approximately $1.2 million offset by approximately $798,000 for stock repurchases in the open market. In the nine months period ending December 31, 2003, the net cash provided by financing activities was due primarily to the proceeds from the issuance of common stock through the exercise of options for approximately $3.1 million and the proceeds from an officer note receivable for $730,000, offset by $1.3 million for stock repurchases in the open market.

     We had no significant commitments for capital expenditures as of December 31, 2004. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We believe that we have a sufficient amount of cash to meet our needs for the next twelve months. We have no outside debt and do not have any plans to enter into borrowing arrangements.

     On December 3, 2004, the Company announced that it entered into a definitive merger agreement with I-many, Inc., under which the Company will pay $1.55 per share in cash for all outstanding shares of I-many common stock, for a total transaction value of approximately $70 million. The transaction has been unanimously approved by the boards of directors of both companies and is subject to customary closing conditions, including regulatory review and the approval of I-many’s stockholders. Certain executive officers of I-many have entered into agreements to vote their I-many shares in favor of the transaction. The transaction is expected to close in the first six months of 2005.

     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2004, the effects of the foreign currency fluctuations were immaterial, and we are not engaged in any foreign currency hedging activities.

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

     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $8.8 million, $29.7 million, and $26.4 million for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We have incurred net losses of approximately $9.2 million for the nine months ending December 31, 2004 and have an accumulated deficit of approximately $167.1 million as of December 31, 2004. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues; however our fixed cost structure may not permit us to reduce our operating expenses to a level where we no longer experience operating losses. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

     In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has been lower than management expectations. Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods and could significantly harm our business and operating results.

The loss of any of our key personnel or the failure of our new management team to integrate with our current team would harm our competitiveness because of the time and effort that we would have to expend to replace such personnel.

     We believe that our success will depend on the continued employment of our management team and key technical personnel, none of whom, except Vincent Ostrosky, our President and Chief Executive Officer, and Stephen Bennion, our Chief Financial Officer, has an employment agreement with us. If our Chief Executive Officer, who was recently hired in October 2004, does not successfully integrate with our employees, partners and customers, it could significantly harm our business and operating results.

     If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace and our ability to manage day-to-day operations, including our operations in Pune, India, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

Any mergers or joint ventures that we may make could disrupt our business and harm our operating results.

     On December 3, 2004, the Company announced that it entered into a definitive merger agreement with I-many, Inc., under which the Company will pay $1.55 per share in cash for all outstanding shares of I-many common stock, for a total transaction value of $70 million. The transaction has been unanimously approved by the boards of directors of both companies and is subject to customary closing conditions, including regulatory review and the approval of I-many’s stockholders. Certain executive officers of I-many have entered into agreements to vote their I-many shares in favor of the transaction. The transaction is expected to close in the first calendar quarter of 2005.

     As a result of any mergers or joint ventures, we could:

•	issue cash;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization expenses related to other intangible assets; or

•	incur large and immediate write-offs.

     These mergers or joint ventures also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of managements’ attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers; and

•	potential loss of key employees, particularly those of the acquired organizations.

Any mergers or joint ventures may cause our financial results to suffer as a result of these risks.

Our Proposed Merger with I-Many is Subject to the Risk that the Merger may not be Consummated.

     In December 2004, we announced our proposed merger with I-many, a leading provider of advanced business solutions for Enterprise Contract Management. The Merger Agreement provides for a number of closing conditions, including that I-many’s stockholders vote to adopt the Merger Agreement. In late December 2004, a large stockholder of I-many holding, we believe, approximately 19.4% of I-many’s outstanding common stock, publicly stated that it will vote against the merger. In early February 2005, the same stockholder publicly announced that it would demand appraisal rights if the merger is pursued. The Merger Agreement provides that, as a condition to closing, not more than 5% of I-many’s common stock dissent from the merger. This closing condition can be waived by us. If the transaction is not consummated, we will have incurred a number of significant costs, including transaction fees and employee, management and customer disruption.

If the Merger with I-Many is Completed, the Success of the Merger is Subject to a Number of Risks.

     Our merger with I-many is subject to a number of risks. Among other things, achievement of the expected benefits of the merger, will depend on successfully:

•	integrating the operations and personnel of the two geographically separate companies;

•	offering the complementary products and services of each company to the other company’s existing customers;

•	developing new products and services that utilize the assets of both companies; and

•	realizing expected cost savings and synergies.

     In addition, the merger could adversely affect our financial results, adversely affect our stock price or result in lost revenues and business opportunities as a result of customer confusion. If any of these or other risks relating to the merger occur, our business and prospects may be seriously harmed.

Any unsolicited proposals for the purchase of our Company could disrupt of business and harm our operating results.

     In January 2005, Trilogy, Inc., a privately held company, conditionally proposed to purchase all of our outstanding common stock for $4.00 per share. This unsolicited proposal assumed that the I-many merger was not completed. On February 2, 2005, following consultation with our legal and financial advisors, we issued a press release announcing that our Board of Directors determined that Trilogy’s proposal was not in the best interests of the Company and its stockholders.

     Uncertainty regarding the outcome of Trilogy’s proposal may cause disruption of our proposed acquisition of I-many and of our business, which could result in a material adverse effect on our financial condition and operating results. Additionally, as a consequence of the uncertainty surrounding our future, our key employees may be distracted and possibly could seek other employment opportunities. If key employees leave as a result of the Trilogy proposal there could be a material adverse effect on our business and results of operations. The Trilogy proposal could also be disruptive to our relations with our existing and potential customers as the proposal may be viewed negatively by some customers. Responding to Trilogy’s proposal has consumed, and may continue to consume, attention from our management and employees, and may require us to incur significant costs which could adversely affect our financial and operating results.

If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.

     We have recently shifted our product marketing focus. We had previously positioned our company as a seller of Internet Selling Solutions, however, we now emphasize our products’ ability to bridge the gap that exists between CRM and other business applications, which we refer to as the opportunity to order gap. We have brought new products such as Enterprise Productivity Suite for Manufacturing to market, which are specifically tailored to address this gap in a specific industry. If the market for products that address the opportunity to order gap is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business and operating results.

     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 70% and 78% of our revenues for the nine months ended December 31, 2004 and 2003, respectively. Our ten largest customers accounted for 83% and 90% of our revenues for the nine months ended December 31, 2004 and 2003, respectively. Our failure to obtain another significant customer this quarter was largely responsible for the decrease in our revenues as compared to the prior periods. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Walt Disney World	35%	*	14%	*
GE Healthcare	18%	13%	11%	14%
MCI Worldcom	14%	*	13%	*
IBM Inc.	*	49%	22%	45%
Blue Cross Blue Shield of Michigan	*	18%	*	*
Bell Canada	*	*	10%	*

*	Revenues were less than 10%.

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

Any reduction in expenses will place a significant strain on our management systems and resources if we fail to manage these changes, our business will be harmed.

     We may further reduce our operating expenses, and as a result, this would place increased demands on our managerial, administrative, operational, financial and other resources.

     Additional cost cutting measures would force us to handle our current customer base and operations with a smaller number of employees. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage these changes effectively, our business would be harmed.

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

     Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, J2EE, Linux, and Microsoft Windows 2000 Operating Systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Our configuration, pricing and quoting products are complex, and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three and nine month ending December 31, 2004 and 2003, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
License	91%	94%	91%	94%
Services	53%	21%	46%	25%

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

     The increase in service margins during the three and nine months ending December 31, 2004 from the three and nine months ending December 31, 2003 were attributable to two factors. We saw a dramatic increase during the current quarter due to revenues from one significant service implementation where services were performed in advance of contract signing and thus the services performed were expensed in previous periods. In fiscal year 2004, we recognized revenue for several lower margin service implementations.

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

     We conduct development, quality assurance and professional services operations in India. As of December 31, 2004, there were 152 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.1 million in net deferred compensation charges. During the three months period ending December 31, 2004, we amortized approximately $23,000 of such charges. During the three months period ending December 31, 2003, we recorded approximately $263,000 of such charges, which included variable accounting. During the nine months period ending December 31, 2004, we amortized approximately $105,000 of such charges. During the nine months period ending December 31, 2003, we recorded approximately $1,154,000 of such charges, which included the compensation expenses related to option acceleration and variable accounting. We expect to amortize approximately $15,000 of deferred compensation expense for the remaining nine months ending March 31, 2005 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.

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

Patent Infringement –

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

     On September 2, 2004, Selectica filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of Selectica’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for

willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing Selectica’s patents in the future, and any other relief to which Trilogy may be entitled. The Company may incur substantial costs in pursuing its claims against Trilogy. The Court has set a trial date for January 2006.

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

     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). Selectica is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have sought review of that decision.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, after the quarter ended December 31, 2004, Ernst & Young LLP and management concluded that we had a material weaknesses in our internal controls over financial reporting due to lack of review in the financial statement close process that led to several post close adjusting entries (see our disclosure below under “Changes in internal controls over financial reporting”). We have devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk profile has not changed significantly from that described in the 2004 10-K. We are exposed to financial risks, including changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of this quarterly report on Form 10-Q.

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

     During the nine months ending December 31, 2004, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $241,000 (less than 0.23%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2004. During the nine months ending December 31, 2003, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $294,000 (less than 0.33%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2003.

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

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of December 31, 2004:

	2005	2006	2007	Total
	(in thousands)
Investment CD	$190	$—	$—	$190
Weighted Average yield	1.33%	—%	—%	1.33%
Auction rate securities	$9,950	$2,000	$—	$11,950
Weighted Average yield	2.42%	1.55%	—%	2.28%
Corporate notes & bonds	2,004	8,839	$—	10,843
Weighted Average yield	1.68%	2.14%	—%	2.05%
Government agencies	$12,001	$46,205	$3,507	61,713
Weighted Average yield	1.37%	2.00%	2.79%	1.92%

Total investments	$24,145	$57,044	$3,507	$84,696

ITEM 4: CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934 as amended). Based on the evaluation, the Company’s management, including the Chief Executive Officer (Interim) and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

     (b) Changes in internal controls over financial reporting. After the quarter ended December 31, 2004, Ernst & Young LLP, and management concluded that we had a material weakness in our internal controls over financial reporting due to lack of review in the financial statement close process that led to several post close adjusting entries. While we have investigated this matter and have concluded that the areas identified have neither had a material impact on, nor has it led to material misstatements in, our financial statements to date. Management, together with our Audit Committee, will continue to review, monitor and, as necessary, revise its policies and procedures with respect to its accounting to ensure that all reasonable steps have been taken to address and correct the deficiencies identified.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS –

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

     On September 2, 2004, Selectica filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of Selectica’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing Selectica’s patents in the future, and any other relief to which Trilogy may be entitled. The Company may incur substantial costs in pursuing its claims against Trilogy. The Court has set a trial date for January 2006.

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

     The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-

determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for Selectica’s stock.

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

     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). Selectica is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have sought review of that decision.

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

     (c) Issuer Purchases of Equity Securities.

     The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2004 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c) Total Number of	(d) Maximum Number of Shares
			Shares Purchased	(or Approximate Dollar Value)
	(a) Total Number	(b) Average	as Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased(1)	Share	Programs	Programs
Oct. 1, 2004—Oct. 31, 2004	105,200	$4.02	105,200	$8.3 million
Nov. 1, 2004—Nov. 30, 2004	—	$—	—	$8.3 million
Dec. 1, 2004—Dec. 31, 2004	—	$—	—	$8.3 million

(1)	Shares have only been repurchased through publicly announced programs.

(2)	On May 6, 2003 Selectica publicly announced a stock buyback program whereby Selectica was authorized to repurchase up to $30 million worth of shares of its common stock in the open market. The repurchase program does not have an expiration date.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by security holders during the third quarter of fiscal 2005.

ITEM 5: OTHER INFORMATION

     (a) None.

     (b) Not applicable.

ITEM 6: EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibits:

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

               Exhibit 32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Report on Form 8-K:

On July 28, 2004, the Company filed a Current Report on Form 8-K to file the Company’s press release from July 28, 2004, in which the Company reported its 2004 second quarter results.

               Reg S-K Section 601:

Include material contracts and Plans of Acquisition in the list of Exhibits –

They may be incorporated by reference:

i.	Vincent G. Ostrosky

ii.	I-many Merger Agreement

     (c) SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005

SELECTICA, INC.
By:	/s/ Vincent G. Ostrosky
Vincent G. Ostrosky
President and Chief Executive Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2005

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