Form 10-K
period 2005-03-31
SELECTICA INC
filed 2005-06-29
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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
Registrant’s telephone number, including area code: (408) 570-9700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant was $85,765,525 based upon the closing price on the NASDAQ on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2004).
      The number of shares outstanding of the registrant’s common stock as of May 31, 2005 was 32,862,969.
Documents Incorporated by Reference
      Part III — Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2005 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2005. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SELECTICA, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
MARCH 31, 2005

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2005. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.
PART I

Item 1.	Business
BUSINESS OVERVIEW
      Selectica develops, markets, sells and supports software that helps companies with multiple product lines and channels of distribution to effectively configure, price and quote their products and services. We recently expanded our product family to include contract management and compliance solutions through a technology acquisition. Our products enable customers to increase revenue and profit margins and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes, which reside between legacy CRM and ERP systems. Our software offers sophisticated methods to navigate product content and knowledge to drive education and qualification of potential customers, and is used by both business-to-business and business-to-consumer companies. Our products help our customers improve profitability by reducing process costs, optimizing pricing and eliminating or substantially reducing rework and concessions. Businesses that deploy our products are able to empower business managers to quickly and easily modify product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Our product architecture has been designed specifically for the Internet and provides scalability, reliability, flexibility and ease of use. Additionally, our products have been developed with an open architecture that leverages data in existing applications, such as ERP systems. This allows for an easier-to-install application and reduced deployment time. Over the past number of years, our solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare.
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

Complexity in Electronic Commerce
      Complexity in the selling process manifests itself in numerous ways. One type is product complexity, where the product has many possible features, with factors interacting with one another and with other factors to influence the performance or manufacturability of that item. Examples of complex products include networking and telecommunications equipment, automobiles, and computers. A second type of complexity is “needs” complexity, in which the product or service itself may be relatively simple, such as an insurance policy or a printer, but the factors that go into evaluating a specific customer’s needs and matching those needs with the optimal product or service may be complex. A third type of complexity comes from flexible or customized pricing and discount programs, including those based on the features of the product.
      The completion of a complex sales transaction depends on a seller’s ability to identify and satisfy the full range of a buyer’s needs. In traditional sales, companies rely on trained salespeople to interact with customers, address customer needs, explain product features, and ultimately complete the sale. Historically, many electronic commerce web sites provided static collections of non-interactive content, and have had limited capability for assisting and guiding customers or sales personnel through a complex purchasing decision. The Internet affords businesses the ability to centralize and simplify complex selling processes and deploy a platform for aggregating, bundling, and pricing complex products and services across all sales channels.

The Opportunity to Order Gap
      Companies seeking to improve their process for selling products and services have typically implemented customer relationship management (CRM) software and have sought to improve provisioning of their products and services by implementing enterprise resource planning (ERP) software. Historically, a significant gap has existed between the core functionality of CRM software and ERP software. CRM software typically manages sales campaigns, tracks collection and qualification of prospective customers and monitors the pipeline of existing sales opportunities. ERP software typically fulfills orders, in some instances automatically interacting with the supply chain, invoices customers and tracks accounts receivables and payments. In between the functionally of these two basic packages is a variety of back office business functions and processes which occur from the time a sales opportunity has been defined in the CRM software to the time when an order is placed into the ERP system. Currently, most enterprises do not have an effective method of connecting a customer identified through its CRM system to a product the enterprise can deliver through its ERP system. This is referred to as the “Opportunity to Order” gap, and typically consists of the processes required to efficiently and accurately configure, price and quote a product or service for a potential customer and correctly deliver the order specifications for fulfillment and billing. Without a comprehensive Opportunity to Order solution, companies resort to methods for building and pricing customer quotes through a combination of spreadsheets and teams of sales representatives and engineers searching through product catalogs. Depending on the complexity of the products and variables, this can result in a significant error rate in customer quotes. These errors are typically the result of invalid or outdated configuration, pricing and/or quotation information, and often require expensive and timely customer service intervention before the order can be processed. The ability to accurately quote product and service offerings requires enterprises to enforce business rules such as maximum discounts, margin requirements and ensure that items quoted are available in the required time period. An ineffective system for matching customer needs to available products and services slows the sales cycle and may lead to customers having a poor experience. In addition, an inefficient system makes it difficult for a company to enforce its pricing and other rules for selling products or services to optimize the solutions offered to its customers.

Limitations of Existing Solutions
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
      The current commercially available software, both from CRM and ERP vendors and from other companies with solutions that are designed to help companies address the challenges of complexity in the selling process, may have one or more of the following limitations. In general, the applications:

•	have not been engineered for the Internet platform and, as a result, are not easily deployed across a broad range of Internet-enabled channels and/or devices;

•	require significant custom programming for deployment and maintenance;

•	provide a limited interactive experience; or

•	employ application architectures that limit their scalability and reliability.
      We believe there is a significant opportunity for software that leverages the Internet platform to enable companies to efficiently sell complex products and services and bridge the Opportunity to Order gap that exists between current CRM and ERP solutions.
Selectica Solutions
      Selectica’s products are used by enterprises to bridge the Opportunity to Order gap between CRM and ERP solutions. Selectica’s software enables sales professionals to suggest solutions based on an identified prospect’s needs, configure proposed solutions based on customer requests and provide accurate quotes for complex products and services. Selectica’s products enable enterprises to extend their business rules to the sales channel by restricting the sales force from presenting quotes that do not fall within parameters determined by the enterprise. These business parameters run the spectrum from the manufacturability of a product to the required margins on any given product or service. Selectica’s products enable these business rules to be easily modified and then provide instant transmission of the updated rules throughout the organization.
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
      Some of the major design benefits of our applications are described below:

Enables Selling Process to Support Key Business Goals
      Our software helps companies ensure that all orders conform to specific criteria. For example, if a company had a minimum gross margin requirement for a given product, our solution could ensure that the features and options chosen will result in a product that meets the company’s margin objectives.

Shortens Sales Cycles
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

Ensures Accuracy of Quotes
      Our software automates the delivery of quotes to customers. Only quotes that comply with all of the pricing and other rules applicable to a particular product or service can be generated by our products. This procedure makes certain that all quotes accurately reflect the business rules with respect to the quoted product or service. The benefits of accurate quotes include limiting the problem of informing a disappointed customer that the company cannot live up to its quote and eliminating the need for quotes to be reviewed by internal compliance teams within the organization. Many ERP systems permit users to enter inaccurate orders into their systems. Because these ERP systems are often linked directly to manufacturing, this can result in products which either cannot or should not be assembled. Accurate quotes enable enterprises to avoid costly order rework by ensuring that only accurate orders are placed into the ERP systems. This also prevents or reduces concessions or write-offs by the sales force to compensate for cancelled or delayed orders. All of these benefits can significantly enhance profitability and customer satisfaction.

Provides Comprehensive Solution
      Our products provide the functionality for Internet platform selling in a single comprehensive solution. Our products have been developed with an open architecture that leverages data in existing enterprise applications, such as CRM and ERP systems, to provide an application that is both easy to develop and deploy.

Opportunity for Increased Sales
      We enable sellers of complex products and services to reach and sell to additional customers by enabling them to use the Internet as an effective sales channel. Our applications are designed for the Internet platform and allow companies to sell over a broad range of Internet-enabled devices, including those with limited processing power, such as personal digital assistants or mobile phones.

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

Enhances Customer Relations
      Our software enables a seller of complex products and services to present each customer with different options based upon the customer’s specific needs. This customization of the selling process actively engages the customer in the decision-making process. Selectica’s platform also ensures that customers arrive at a product configuration that meets the business and manufacturing guidelines of that customer.

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
Selectica Products
      We offer software for sales configuration management. We also sell complementary development tools that come pre-packaged with our software, or are available separately. We also develop libraries to accelerate deployment of configuration and pricing engines by our services teams, partners and systems integrators.
      Our products are written with Java and Java components sold in binary form delivered on CD-ROMs or over the Internet. Our software engines and applications are designed to be flexible and can be deployed on a wide range of hardware and software platforms, including the popular MS Windows, Linux and several Unix platforms. These applications take advantage of the cutting edge developments around Java 2 Enterprise Edition (J2EE) and other complementary technologies in application servers, user interface and data management technologies.
      We currently have four products that represent the core of our Sales Configurator and pricing management software offering:

•	Selectica Configurator is a procedural based configuration based engine. Development tools allow for modeling pricing and other rules on product and service offerings and the engine manages the execution of these stored rules.

•	Selectica Pricer engine is used to automate pricing and quoting processes. Price management tools enable definition of complex pricing rules and allow modeling of pricing scenarios. The pricing engine executes the pricing rules to determine the price dynamically based on the supplied rule factors.

•	Selectica Solutions Advisor is an application built on the core Selectica Configurator engine and is used by businesses to guide their customers to find the right product online. Selectica Solutions Advisor comes with a user friendly data management module to capture the “sales rules” associated with guiding users to the right products based on their needs and a front-end interactive selling application that captures users needs and guides them to a ranked list of applicable product offers.

•	Our EPS-M Application platform that uses some of the core SCMS engines is a vertical specific application for the manufacturing industry.
      We recently introduced the Enterprise Productivity Suite for Manufacturing (EPS-M). This process-focused solution is an application focused on manufacturing and enables businesses to quickly launch new products or brands by allowing them to connect rules for complex products and services data rules with price information. This product enables the customer to create, capture and share product knowledge across the enterprise. The Selectica Configurator and Pricer engines are the base technologies for the application platform and manufacturing business process workflows are built into the application to allow product managers to manage product and service data and pricing in a configuration repository.

      The following table provides a full list of our products and a brief description of the features and benefits to our customers:

Product	Features	Benefits

1. Selectica Configurator	Configuration engine	Enables representation of product and service data and rules associated with them
	Multiple deployment modes	Enables deployment through Selectica server and native EJB
	Highly scalable Internet-architecture	Designed to support millions of simultaneous users by installing more servers
	Supports open standard integration interfaces	Integrates with other web-based applications and legacy systems through web services
	Dynamic information update	Ability to update product information without stopping selling process
	Supports devices with limited processing power	Ability to be deployed on a broad range of devices
	HTML-based client	Designed to run on any device with a standard web browser
2. Selectica Pricer	Rules-based pricing	Designed to eliminate SKU proliferation through bundling and intelligent pricing rules
	Multiple deployment modes	Enables deployment through Selectica server and native EJB
	Dynamic information update	Updates pricing information without stopping selling process
	Allows users to manage sophisticated pricing logic across the enterprise	Accelerates the introduction of new pricing schemes
3. Selectica Mobile	Complete stand-alone selling system that runs on laptop computers	Enables mobile users to access our solution with the same user interface as a connected system
	Automatically synchronizes KnowledgeBases and quotes	Enables updated product and pricing information and orders
	Provides comprehensive functionality on mobile platforms using the same performance and reliability as the Selectica Configurator	Reduces time and inconsistency
4. Selectica Application Data Manager (ADM)	Enables rapid updates of product, pricing and service data; anytime (24x7 accessibility), anywhere	Improved responsiveness to changing market conditions
	Easy-to-use interface provides a consolidated view of corporate data repositories	Enables users to maintain and manage product and service information with the ability to add, modify and delete product, pricing and service information without IT intervention

Product	Features	Benefits

5. Selectica Quoter	Central server and storage facility for customer orders, configurations and pricing information	Enables users to generate, save and revise quotes online.
	Provides easy access from remote devices to quote archives	Enables accurate quotes and orders
6. Selectica Studio	Models, tests and debugs applications using a single tool	Simplifies development process
	Graphical KnowledgeBase and user interface development tools	Enables application deployment and maintenance by non-technical personnel
	Create and maintain automated KnowledgeBases through a Knowledgebase Development Environment (KDE)	Maintain the consistency of KnowledgeBases; fully automated environment via a command line interface will eliminate need for user interface.
7. Selectica Repository	Database that stores KnowledgeBase in readable, format which can be easily queried.	Provides distributed team development of KnowledgeBases for easy development and maintenance.
8. Selectica Contract Management	Enterprise and hosted ASP for buy-side and sell-side contract management and compliance	Provides enterprises with state-of-the- art tools to effectively manage costs, performance and compliance of critical customer and vendor contractual relationships.
9. Selectica Solution Advisor	Packaged guided selling solution. Intuitive web-based development environment.	Enables enterprises to rapidly create applications that help customers find the products that best fit their needs. Out-of-box functionality without customization.
10. Enterprise Productivity Suite for Manufacturing (EPS-M)	Next generation end-to-end packaged application based on our industry configuration and pricing engines coupled with best practice implementation methodology derived from numerous industry-first deployments.	Out-of-box packaged application that enables companies to manage their complex product and service offering data, rules and pricing information to power multi-channel e-business quoting and sales. Employs non-programmatic, business-user friendly methods to manage product, service and pricing data through a unified data model.
      On May 3, 2005, we acquired certain business assets of Determine Software, Inc. (Determine) for approximately $799,000 in cash. Determine is a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship compliance (Sarbanes-Oxley) and automate the contract process from request to signature. The addition of Determine’s software capabilities and customers will allow us to extend our offerings to include contract management solutions.
      With this acquisition, we will have solutions to manage the contract lifecycle, from request to signature to execution. Additionally, we will be able to offer a suite of software designed for revenue centric processes for enterprises engaged in both buy side and sell side transactions. The Determine products are part of our solutions that will link CRM and ERP applications by enabling the configuration, pricing and quoting of complex bundled products and solutions.
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

Integrated Modeling Environment
      We have developed an integrated modeling environment that allows our customers to easily create a sophisticated system without any programming. Our programs utilize drag-and-drop tools that enable sales and marketing personnel, rather than expensive programmers, to maintain and enhance their customized solution. Using these drag-and-drop tools, businesses can:

•	easily create and update KnowledgeBases containing product attributes;

•	create HTML-based graphical user interface (GUI) applications;

•	test the application interactively as the application is being built and conduct batch order checks;

•	verify the semantics of the KnowledgeBase; and

•	create flexible models from individual models.

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

Scalable Thin-client Architecture
      Our software employs a thin-client architecture and supports an Internet computing model enabling users to access our software with any industry-standard browser. This enables access to our applications for users on a broad range of Internet-enabled devices. Our Configurator servers use our engine to process user requests from an HTML session, using the KnowledgeBase and legacy data as needed. This approach can enforce rules, eliminate incorrect choices and make calculations or suggest choices by generating the next HTML screen dynamically. Our servers can also be accessed by custom applications using our thin-client application programming interfaces. Our Configurator can communicate with our Selectica Quoter or one or more database servers from other vendors, and other enterprise resources, including legacy resources using our Connector products.

EPS-M Technology
      EPS-M is built on the same core technology and based on leading best practices from our installed base of customer implementations. The EPS-M solution is based on a modular J2EE (Java 2 Enterprise Edition) architecture and is built on a unified data model that integrates configuration, quoting and pricing based on our third generation rules-based engine and workflow automation. The EPS-M development environment is powered by our data management utility, which provides catalog creation, product modeling, and business logic and rules management capabilities.
      EPS-M runs on all popular J2EE application servers like IBM Websphere, BEA Weblogic and JBoss. EPS-M is certified to run on popular operating systems like Unix, Solaris, AIX, Linux and Microsoft Windows.
      It uses object-relational technologies to manage a system of record on industry leading databases like Oracle, DB2 and MS SQL Server. EPS-M is also certified with 3rd party JCA (Java Connector Architecture) adapters for seamless connectivity with ERP systems like SAP and Oracle Applications.
Service Business
      We offer comprehensive consulting, training and implementation services and ongoing customer support and maintenance, which support our software applications. Generally, we charge our customers for these services on a time and materials basis, with training services billed upon delivery. Customer support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our customers based on available support offerings. Our in-house services organization also educates third-party system integrators on the use of our software to assist them in providing services to our customers. As of March 31, 2005, our services organization consisted of 84 employees.

Consulting Services
      Through our Professional Services organization, we globally deploy professionals who specialize in the design, implementation, deployment, upgrade and migration services for our SCMS technology and EPS-M applications software. We assist our customers to consolidate their sales information technology operations, integrate disparate sales and marketing systems to our systems and increase the security of their data assets. We focus on implementing software with a number of consulting accelerators, such as preconfigured business flows, which are designed to increase the pace at which our customers achieve value from our applications. Our services organization is aligned with our targeted industries to optimize our ability to support our customers’ needs. We also provide our customers with education and training. Our training services include providing user documentation and training at our corporate offices in San Jose, California, in several regional offices and at the customer site. Customers can access Web-based training and computer-based training our from their own offices.

Customer Support and Maintenance
      We provide our customers with software updates, new releases, and corrections as part of our support services. We offer help desk support through our Global Support Center (GSC), which provides technical and product error reporting and resolution support. Customers can access the GSC by various methods, including online interactive support. We enable customers to monitor the progress of their requests for assistance and offer a wide variety of up-to-date Selectica-specific product knowledge, including release planning, application descriptions, publications and training course dates, with intuitive search capabilities on our company-wide intranet, a portion of which is accessible by our partners and customers.
Competition
      We compete with a number of private and public companies in our individual product lines. Our principal competitors include Oracle Corporation, SAP, Siebel Systems and stand alone point applications such as Firepond, Trilogy Software (Trilogy) and Comergent Technologies, all of which offer integrated solutions for incorporating some of the functionality of our solutions. Our competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.
      We also face significant competition from internally developed systems. Information technology, or IT, departments of potential customers have developed or may develop systems that provide for some or all of the functionality of our products. We expect that internally developed application integration and process automation efforts will continue to be a principal source of competition for the foreseeable future. In particular, it can be difficult to license our products to a potential customer whose internal development group has already invested substantially in, and made progress towards completion of, the systems that our products are intended to replace.
      Many of our competitors have greater resources and broader alliance and customer relationships than we do. In addition, many of our competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs. Furthermore, our competitors may combine with each other and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors.
      The software industry is intensely competitive and rapidly evolving. Total cost of ownership, performance, functionality, ease of use, product reliability, security and quality of technical support are the key competitive factors that face us in each of the markets in which we compete. We believe that the principal competitive factors affecting our market include:

•	vertical domain expertise;

•	product functionality and features;

•	product architecture and technology;

•	incumbency of vendors;

•	availability of global support;

•	relationship with system integrators;

•	coverage of direct sales force;

•	ease and speed of product implementation;

•	vendor and product reputation;

•	financial condition of similar vendors;

•	ability of products to support large numbers of concurrent users;

•	price of the solution;

•	flexibility in delivering the solution (premise, hosted and on-demand);

•	hosted and on-demand solutions;

•	customer referenceability;

•	measurable value (top and bottom line) to the customer; and

•	implementation complexity and time requirement.
      We believe that our primary competitive advantages are our technology expertise, the breadth and depth of our product’s functionality and features, measurable value, breadth of delivery options and our product architecture. We may not be able to compete as effectively against current and potential competitors if those competitors have greater financial, sales, marketing, professional services, technical support, training capabilities and other resources.
      Competitors vary in size and in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors as described above, some of our competitors and potential competitors have significant advantages over us, including:

•	a longer operating history;

•	a preferred vendor status with our customers;

•	more extensive name recognition and marketing power;

•	significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements; and

•	in the case where we attempt to bridge gaps between CRM and ERP solutions, an existing relationship with our target customers.
      Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain or maintain market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.
OPERATIONS
Sales and Marketing
      Our sales and marketing objective is to achieve broad penetration through targeted sales and increased brand name recognition. As of March 31, 2005, our sales team consisted of 17 persons, with sales and field support personnel in California, Georgia, Illinois, Indiana, Massachusetts, Minnesota, North Carolina, Texas, Canada, and the United Kingdom.
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
      Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting. As of March 31, 2005, we had 8 marketing personnel located in California and Washington.

Professional Services

Consulting Services
      We maintain a highly qualified and experienced professional services organization to deliver configuration, pricing management, and quoting solutions. Our professional services organization offers a broad range of services through its consulting and customer education. These services include product education, presales prototype development, training seminars, product implementation, application development, customization, integration and a full range of education and technical support. This organization is also responsible for training our partners to provide professional services and technical support to our customers. The professional services organization consisted of 84 people as of March 31, 2005. Because significant portions of our implementations can be performed away from the customer’s site, we have the flexibility of being able to provide services from either our U.S. or India-based operations.

Customer Support
      In addition to consulting services, we offer various levels of product maintenance to our customers. We have generally provided maintenance services under an annual, renewable contract and our services have been priced as a percentage of product license fees. Customers under maintenance contracts receive technical product support and product upgrades, corrections, and enhancements as they are released throughout the life of the maintenance contracts.
Research and Development
      To date we have invested substantial resources in research and development. At March 31, 2005, we had approximately 125 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. For the fiscal years ended March 31, 2005, 2004, and 2003, we incurred appropriately $12.4 million, $13.5 million, and $13.2 million, respectively, on research and development.
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
International Operations
      As of March 31, 2005, we had offices in three countries, the U.S., India, and a small office in the U.K All of our international operations are conducted through wholly owned subsidiaries. Revenues from our international operations were 33%, 10%, and 24% of our total revenues for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.
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
      On April 22, 2004, Trilogy and Trilogy Development Group (collectively, Trilogy Group) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. For information about this complaint filed against the Company alleging patent infringement, please see Item 3: Legal Proceedings: Patent Infringement.
Employees
      At March 31, 2005, we had a total of 270 employees, of whom 139 were located in India and 131 located in North America, United Kingdom, and Japan. Of the total, 125 were in research and development, 84 were in consulting, 25 were engaged in sales, marketing and business development and 36 were in administration and finance. None of our employees are represented by a labor union and we consider our relations with our employees to be good.
Acquisitions
      On May 3, 2005, we acquired certain business assets of Determine for approximately $799,000 in cash. Determine is a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship compliance (Sarbanes-Oxley) and automate the contract process from request to signature. The addition of Determine’s software capabilities and customers will allow us to extend our offerings to include contract management solutions.

      With this acquisition, we will now have solutions to manage every aspect of the contract lifecycle, from request to signature. Additionally, we will be able to offer a suite of software designed for revenue centric processes for enterprises engaged in both buy side and sell side transactions. The Determine products are part of our solutions that will link CRM and ERP applications by enabling the configuration, pricing and quoting of complex bundled products and solutions.
AVAILABLE INFORMATION
      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Selectica, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.selectica.com.

Item 2.	Properties
Facilities
      United States. Our principal administrative, sales, marketing, consulting, and research and development facility occupies approximately 80,000 square feet of office space in San Jose, California. The lease extends through November 2009.
      India. We own an office in Pune, which is used primarily for development, consulting and quality assurance purposes. This facility occupies approximately 22,000 square feet.
      United Kingdom. We lease, on a month to month basis, a small office in Bracknell, used for professional services.
      We believe the office space in these facilities will be adequate to meet our needs.

Item 3.	Legal Proceedings
Patent Infringement
      On April 22, 2004, Trilogy filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against us. The complaint alleges that we have been and are willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent us from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. We intend to vigorously defend against Trilogy’s claims and may incur substantial costs in such defense. While we cannot predict the outcome of this litigation, we believe the claims are without merit.
      On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. We seek money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing our patents in the future, and any other relief to which we may be entitled. We may incur substantial costs in pursuing its claims against Trilogy. Discovery has just begun in this action. The Court has set a trial date for January 2006 in this action.

Class Action
      Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against us, certain of our officers and directors, and Credit Suisse First Boston Corporation (“CSFB”), as the underwriters of our March 13, 2000 initial public offering (“IPO”), in the United States District Court for the Southern District of New York. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
      The amended complaint alleges that the officer and director defendants, CSFB and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for the Company’s stock.
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
      On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for the assignment by us of certain claims that we might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by us is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of us. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. We re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. At a hearing on April 13, 2005, the Court set January 6, 2006 as the date for the final fairness hearing. There are still discussions regarding the form of the notice for the final hearing, which will be sent out in September 2005. There can be no assurance that the Court will approve the settlement.
      In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). The Company is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have sought review of that decision. Along with the other non-focus case issuer defendants, we have not participated in the class certification phase.
      The plaintiffs’ money damage claims include prejudgment and post-judgement interest, attorneys’ and experts’ witness fees and other costs, as well as other relief to which the plaintiffs may be entitled should they prevail. We believe that the securities class action allegations against us and our officers and directors are without merit and, if settlement of the action is not finalized, we intend to contest the allegations vigorously. However, the patent infringement litigation is in its preliminary stages, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if, in addition, we are required to pay significant monetary damages, then our business would be significantly harmed. At a minimum, the class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.
Other
      In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2005.
RISK FACTORS
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
      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $14.7 million, $8.8 million, and $29.7 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. We had an accumulated deficit of approximately $172.6 million as of March 31, 2005. We plan to reduce research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
Our quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.
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

      Our quarterly revenues may also fluctuate due our ability to perform services, achieve specific milestones and obtain formal customer acceptance of specific elements of the overall completion of a project. As we provide such services and products, the timing of delivery and acceptance, changed conditions with the customers and projects could result in changes to the timing of our revenue recognition, and thus, our operating results.
      Likewise, if our customers do not renew maintenance services or purchase additional products, our operating results could suffer. Historically, we have derived and expect to continue to derive a significant portion of our total revenue from existing customers who purchase additional products or renew maintenance agreements. Our customers may not renew such maintenance agreements or expand the use of our products. In addition, as we introduce new products, our current customers may not require of desire the features of our new products. If our customers do not renew their maintenance agreements with us or choose not to purchase additional products, our operating results could suffer.
      Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, or the amount of services we provide to a single customer can significantly affect our operating results or the failure to replace a significant customer. For example, our services and license revenues declined significantly in the quarter ending on March 31, 2003, due to milestone achievement delays of services and customer acceptance under a particular contract. Because expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.
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
      In any given period our revenues are dependent on customer contracts booked during earlier periods. Because we typically recognize revenue in periods after contracts are entered into, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has been lower than management expectations. Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues in more recent quarters. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods and could significantly harm our business and operating results.
The loss of any of our key personnel or the failure of our new management team to integrate with our current team would harm our competitiveness because of the time and effort that we would have to expend to replace such personnel.
      We believe that our success will depend on the continued employment of our management team and key technical personnel, including Vincent Ostrosky, our President and Chief Executive Officer, and Stephen Bennion, our Chief Financial Officer, who have employment agreements with us. If our Chief Executive Officer, who was hired in October 2004, does not successfully integrate with our employees, partners and customers, it could significantly harm our business and operating results.
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

Any mergers, acquisitions or joint ventures that we may make could disrupt our business and harm our operating results.
      On December 3, 2004, we announced that it entered into a definitive merger agreement with I-many, Inc., under which we agreed, subject to certain conditions, to pay $1.55 per share in cash for all outstanding shares of I-many common stock, for a total transaction value of $70 million. The transaction was not approved by the I-many stockholders, and the merger agreement was terminated in March 2005. In May 2005, we entered into an agreement to purchase certain assets and products of Determine for cash. The transaction closed in the first quarter of fiscal 2006.
      The attempt to acquire and merge I-many required a significant amount of management time, as well as significant consulting, legal and accounting expense which negatively affected our operating results. We may engage in acquisitions of other companies, products or technologies, such as the recent acquisition of Determine. If we fail to integrate successfully any future acquisitions (or technologies associated with such), the revenue and operating results of the combined companies could decline. The process of integrating an acquired business may result in unforeseen difficulties and expenditures. If we fail to complete any acquisitions of any other companies, it may also result in unforeseen difficulties and expenditures. Acquisitions may involve a number of other potential risks to our business and include, but are not limited to the following:

•	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations from failure to accurately forecast the financial impact of an acquisition.

•	use of cash;

•	issuance of stock that would dilute our current stockholders’ percentage ownership;

•	incurring debt;

•	assumption of liabilities;

•	amortization expenses related to other intangible assets;

•	incurring large and immediate write-offs; or

•	incurring legal and professional fees.
      These mergers or joint ventures also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of managements’ attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers; and

•	potential loss of key employees, particularly those of the acquired organizations.
Any mergers or joint ventures may cause our financial results to suffer as a result of these risks. Where mergers, acquisitions or joint ventures are intended to enhance revenue and operating results, such revenue opportunities may not materialize, or the cost of integration and reorganization of the new operations may cost more than anticipated.
Any unsolicited proposals for the purchase of our Company could disrupt business and harm our operating results.
      In January 2005, Trilogy, a privately held company, conditionally proposed to purchase all of our outstanding common stock for $4.00 per share. This unsolicited proposal assumed that the I-many merger was not completed. On February 2, 2005, following consultation with our legal and financial advisors, we issued a press release announcing that our Board of Directors determined that Trilogy’s proposal was not in our best interests or those of our stockholders. For reasons unrelated to Trilogy’s proposal, I-many and Selectica terminated the I-many merger on March 31, 2005. On April 11, 2005, Trilogy filed a Statement of Beneficial Ownership on Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.9% of our outstanding common stock as of that date. As described further in this report, Trilogy is also engaged in a patent infringement lawsuit against us.
      Uncertainty regarding Trilogy’s intentions toward us may cause disruption in our business, which could result in a material adverse effect on our financial condition and operating results. Additionally, as a consequence of the uncertainty surrounding our future, our key employees may be distracted and could seek other employment opportunities. If key employees leave, there could be a material adverse effect on our business and results of operations. Uncertainty surrounding Trilogy’s intentions and Trilogy’s patent infringement lawsuit against us could also be disruptive to our relations with our existing and potential customers as the proposal and/or the patent litigation may be viewed negatively by some customers. Responding to any proposals from Trilogy and patent lawsuit has consumed, and may continue to consume, attention from our management and employees, and may require us to incur significant costs which could adversely affect our financial and operating results.
If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.
      We have recently revised our product marketing focus. We had previously positioned our company as a seller of Internet Selling Solutions, however, we now emphasize our products’ ability to bridge the gap that exists between CRM and other business applications, which we refer to as the Opportunity to Order Gap. We have brought new products such as EPS-M to market, which are specifically tailored to address this gap in a specific industry. If the market for products that address the Opportunity to Order Gap is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.
We have relied and expect to continue to rely on a limited number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.
      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 67%, 78% and 53% of our revenues for the fiscal years ended March 31, 2005, 2004, and 2003, respectively, and our ten largest customers accounted for 84%, 88%, and 65% of our revenues for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

Fiscal Year ended March 31, 2005
Customer A	23%
Customer B	14%
Customer C	12%
Customer D	11%
Fiscal Year ended March 31, 2004
Customer A	39%
Customer B	20%
Fiscal Year ended March 31, 2003
Customer B	25%
Customer E	14%
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
      Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. Any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. On April 22, 2004, Trilogy filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against us. The complaint alleges that we have been and are willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent us from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. We intend to vigorously defend against Trilogy’s claims and may incur substantial costs in such defense. While we cannot predict the outcome of this litigation, we believe the claims are without merit
      On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. We seek money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing our patents in the future, and any other relief to which we may be entitled. We may incur substantial costs in pursuing its claims against Trilogy. Discovery has just begun in this action. The Court has set a trial date for January 2006 in this action.
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
      We have reduced our headcount and operations in the last two years and we may further reduce our operating expenses. As a result, this would place increased demands on our managerial, administrative, operational, financial and other resources.
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
      The rapid change in the marketplace poses a number of concerns. The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates, and a sufficiently broad base of companies may not adopt Internet platform-based business applications. The decrease in technology infrastructure spending may reduce the size of the market for configuration, pricing management and quoting solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for configuration, pricing management and quoting solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.
We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.
      The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include large publicly-traded companies such as Oracle Corporation, SAP and Siebel Systems as well as privately held companies such as Comergent Technologies, Firepond, and Trilogy, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing and quoting software, as well as private companies such as Comergent Technologies.

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
      Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, J2EE, Linux and Microsoft Windows 2000 Operating Systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Our configuration, pricing and quoting products are complex, and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.
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
      Services revenues, which generated 71%, 58%, and 71% of our revenues during the years ended March 31, 2005, 2004, and 2003, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the years ended March 31, 2005, 2004, and 2003, respectively, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Years Ended
	March 31,

	2005	2004	2003

Gross Margin
License	91%	92%	88%
Services	43%	27%	27%
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
      We conduct development, quality assurance and professional services operations in India. As of March 31, 2005, there were 139 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
      We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold nine patents in U.S. In addition, we have two trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community, and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.
Our results of operations will be reduced by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.
      We have in the past and expect in the future to incur a significant amount of amortization of deferred compensation charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.1 million in net deferred compensation charges. During the years ended March 31, 2005, 2004, and 2003, we amortized approximately $131,000, $1.9, and $2.1 million of such charges which included the compensation expenses related to option acceleration, option modification, and variable accounting, respectively. We expect to amortize approximately $183,000 compensation for the fiscal year ending March 31, 2006 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair value and for charges related to variable plan accounting.
      The Company will adopt the provisions of FASB 123R using a modified prospective application effective April 1, 2006. This new pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation among other changes, FASB 123R will apply to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense cost calculated under FASB 123R could negatively impact our operating results in the future. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed under FASB 123R will be applied to stock based awards after the effective date and how much impact the recognition of compensation expense related to such awards will have on its operating results.

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
We are the target of several securities class action and patent infringement complaints, which could result in substantial costs and divert management attention and resources.

Patent Infringement
      On April 22, 2004, Trilogy Group filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against us. The complaint alleges that we have been and are willfully infringing, directly and indirectly, on Trilogy Group patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent us from infringing Trilogy Group’s patents in the future, and any other relief to which Trilogy Group may be entitled. We intend to vigorously defend against Trilogy Group’s claims and may incur substantial costs in such defense. While we cannot predict the outcome of this litigation, we believe the claims are without merit
      On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy Group for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. We seek money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy Group from infringing our patents in the future, and any other relief to which we may be entitled. We may incur substantial costs in pursuing its claims against Trilogy Group. Discovery has just begun in this action. The Court has set a trial date for January 2006 in this action.
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
      Any intellectual property litigation, including the litigation with Trilogy Group, or any threat of such litigation could force us to do one or more of the following:

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

Class Action
      Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against us, certain of our officers and directors, and CSFB, as the underwriters of our March 13, 2000 IPO, in the United States District Court for the Southern District of New York. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
      The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for our stock.
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
      On June 25, 2003, a Special Committee of the Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of certain claims that the Company might have against its underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. We re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. At a hearing on April 13, 2005, the Court set January 6, 2006 as the date for the final fairness hearing. There are still discussions regarding the form of the notice for the final hearing, which will be sent out in September 2005. There can be no assurance that the Court will approve the settlement.

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
      The plaintiffs’ money damage claims include prejudgment and post-judgment interest, attorneys’ and experts’ witness fees and other costs, as well as other relief to which the plaintiffs may be entitled should they prevail. The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the litigation is in its preliminary stages, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed. At a minimum, the class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.
      In the future we may be subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.
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
If we are unable to successfully address the material weaknesses in our disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.
      We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2005, we concluded that we had deficiencies in our internal control over financial reporting that constitute three material weaknesses, as further described in Item 8, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion. We are implementing corrective actions, which we believe will remediate each of these deficiencies. However, we cannot be certain that these measures will result in adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Compliance with new regulations dealing with corporate governance and public disclosure may result in additional expenses and require significant management attention.
      The Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities Exchange Commission and the NASDAQ National Market has required changes in corporate governance practices of public companies. These new rules are increasing our legal and financial compliance costs and causing some management and accounting activities to become more time-consuming and costly. This includes increased levels of documentation, monitoring internal controls, and increased manpower and use of consultants to comply. We have and will continue to expend significant efforts and resources to comply with these rules and regulations and have implemented a comprehensive program of compliance with these requirements and high standards of corporate governance and public disclosure.
      These new rules may also make it more difficult and more expensive us to obtain director and officer liability insurance, and may make us accept reduced coverage or incur substantially higher costs for such coverage. The new rules and regulations may also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.
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
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities
      Our common stock is traded over the counter on the Nasdaq National Market under the symbol “SLTC.” Our common stock began trading in March 2000.

      The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low

Fiscal 2004
First Quarter	$3.34	$2.69
Second Quarter	$4.75	$3.09
Third Quarter	$5.44	$4.05
Fourth Quarter	$5.55	$4.29
Fiscal 2005
First Quarter	$5.60	$4.05
Second Quarter	$4.53	$3.59
Third Quarter	$4.03	$3.16
Fourth Quarter	$3.54	$3.17
      As of May 31, 2005, there were approximately 170 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.
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
Equity Compensation Plan Information
      The following table sets forth as of March 31, 2005 certain information regarding our equity compensation plans.

	A	B	C

			Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of outstanding	outstanding	equity compensation plans
	options, warrants and	options, warrants	(excluding securities
Plan category	rights	and rights	reflected in Column A)

Equity compensation plans approved by security holders	5,937	$4.37	7,017	(1)(2)
Equity compensation plans not approved by security holders	2,503	$3.71	377

Total	8,440	$4.17	7,394

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.

(2)	On each January 1, starting in 2001, the number of shares reserved for issuance under our 1999 Equity Incentive Plan will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million shares. On each May 1, starting in 2001, the number of shares reserved for issuance under our 1999 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.

Stock Option Plans — Not Required to be Approved by Stockholders

Officer Option Agreement
      On January 19, 2005, the Company entered into a stock option agreement with the Company’s Chief Executive officer, Vincent Ostrosky that granted him a nonstatutory stock option for 990,000 shares of the Company’s common stock at an exercise price per share of $3.40 (660,000 options were also granted to Mr. Ostrosky from the 1999 Equity Incentive Plan to comprise the total number of options under his employment agreement with the Company). The option vests 1/48th upon the completion of each month of service after the vesting commencement date of October 21, 2004. The exercise price of the option may be paid with: cash, outstanding shares of common stock, or the cashless exercise method through a designated broker. If a change in control occurs, the shares subject to the option will become vested in an additional number of shares equal to 50% of the then unvested shares subject to the option. In the event that an Involuntary Termination occurs within 24 months following a change in control, the option will become vested in all of the unvested shares subject to the option. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation or a sale of all or substantially all of the assets. If a merger or other reorganization occurs, the agreement of merger or reorganization may provide that the surviving corporation or its parent shall substitute its own option for the option, the option shall be continued by the Company if it is the surviving corporation or the option shall be cancelled for a cash payment. The option expires 10 years after the option grant date but will expire earlier if there is a termination of service of the optionee.

2001 Supplemental Plan
      The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on April 4, 2001, and the Supplemental Plan did not require stockholder approval. A total of approximately 2.5 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.
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
      For the three months ended March 31, 2005, there were no purchases of equity securities by us and/or our affiliated purchasers.

Item 6.	Selected Consolidated Financial Data

	Years Ended March 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$9,133	$16,935	$10,218	$16,683	$23,933
Services	21,987	23,089	25,350	30,511	31,367

Total revenues	31,120	40,024	35,568	47,194	55,300
Cost of revenues:
License	819	1,410	1,185	1,023	1,457
Services	12,428	16,827	18,518	28,660	28,678

Total cost of revenues	13,247	18,237	19,703	29,683	30,135

Gross profit	17,873	21,787	15,865	17,511	25,165
Operating expenses:
Research and development	12,359	13,474	13,202	15,343	21,849
Sales and marketing	11,861	14,491	19,368	25,215	50,686
General and administrative	10,396	5,385	6,068	8,922	14,876

Total operating expenses	34,616	33,350	38,638	49,480	87,411

Loss from operations	(16,743)	(11,563)	(22,773)	(31,969)	(62,246)
Other income, net	—	1,092	—	—	—
Interest income	1,973	1,625	2,999	5,896	12,654

Net loss before taxes	(14,770)	(8,846)	(19,774)	(26,073)	(49,592)
Provision for income taxes	(117)	—	—	304	275

Net loss before cumulative effect of an accounting change	(14,653)	(8,846)	(19,774)	(26,377)	(49,867)
Cumulative effect of an accounting change to adopt FAS 142	—	—	(9,974)	—	—

Net loss	$(14,653)	$(8,846)	$(29,748)	$(26,377)	$(49,867)

Basic and diluted net loss per share	$(0.45)	$(0.28)	$(0.92)	$(0.75)	$(1.44)
Shares used in computing basic and diluted net loss per share	32,665	31,165	32,219	35,090	34,580

	Years Ended March 31,

	2005	2004	2003	2002	2001

	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$98,349	$100,597	$117,853	$133,456	$167,181
Non current assets	9,275	25,819	19,296	36,628	42,591
Current liabilities	8,470	12,896	22,731	15,509	26,265
Non current liabilities	1,434	1,482	1,338	1,223	969
Working capital	89,879	87,701	95,122	117,947	140,916
Total assets	107,624	126,416	137,149	170,084	209,772
Total stockholders’ equity	97,720	112,038	113,080	153,352	182,538

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      The following table sets forth the percentage of total revenues for certain items in the Company’s Consolidated Statements of Operations data for the years ended March 31, 2005, 2004, and 2003.

	Years Ended
	March 31,

	2005	2004	2003

As a Percentage of Total Revenues:
Revenues:
License	29%	42%	29%
Services	71	58	71

Total revenues	100	100	100
Cost of revenues:
License	3	4	3
Services	40	42	52

Total cost of revenues	43	46	55

Gross profit	57	54	45
Operating expenses:
Research and development	40	34	37
Sales and marketing	38	36	55
General and administrative	33	13	17

Total operating expenses	111	83	109

Loss from operations	(54)	(29)	(64)

	Years Ended
	March 31,

	2005	2004	2003

Other income, net	—	3	—
Interest income	6	4	8
	—	—	—

Loss before provision for income taxes	(47)	(22)	(56)
Provision for income taxes	—	—	—
	—	—	—

Loss before cumulative effect of an accounting change	(47)	(22)	(56)
Cumulative effect of an accounting change to adopt FAS 142	—	—	(28)

Net loss	(47)%	(22)%	(84)%

Overview
      We develop, market, sell and support software that helps companies with multiple product lines and channels of distribution to effectively configure, price, quote and manage the contracting process for their products and services. Our products enable customers to increase revenue and profit margins and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes which reside between legacy CRM and ERP systems. Over the past number of years, Selectica solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare. However, these types of large system sales have declined significantly over the past several quarters due, we believe, to reduced IT spending, reluctance of customers to undertake large, custom project implementations our target customers’ growing preference for smaller scale, more focused system implementations, and increased competition from suite vendors such as Oracle, SAP and Siebel and point application software vendors like Comergent Technologies, Firepond and Trilogy.
      In response to this development over the past year, we developed and introduced a “next generation” product family branded as EPS-M, which utilizes state-of-the-art technology and the power of our configuration, and pricing engines in a less expensive, more application focused offering. We have also been focused on expanding our product footprint and value proposition by extending into the growing contract management and compliance market. We began to achieve this objective shortly after the close of fiscal 2005 with the acquisition of certain of the assets of Determine. The products acquired also extend our business model by permitting us to offer an on-demand/hosted software-as-a-service solution for our customers. This on-demand/hosted solution will initially focus around contract management. We intend to integrate contract management and compliance functionality into our EPS-M product during the first half of fiscal 2006. With these new products, we are seeking to attract a middle market customer segment interested in using application software to manage complex product and service offering data, pricing management, contract management, compliance and speed new product or brand launches. Concurrent with the development, marketing and sales of these new products, we will continue to sell and support our existing platform products.
      Also in response to these business developments, we have worked to reduce our operating costs through the reduction of personnel and other costs. These cost reductions are described further below. During fiscal 2005, we faced significant challenges as bookings of platform products underperformed expectations for the reasons described above and sales of the new EPS-M product family did not begin as projected. We expect our new bookings to continue to be challenged for at least the next two quarters as we transition to these new products, enter new markets and retool our sales force to sell our new products in new markets.
      In addition, we spent significant time and expense during fiscal 2005 pursuing the acquisition of I-many, Inc., a provider of contract management and compliance software. Although management and the Board of Directors of I-many supported the transaction, a number of I-many’s stockholders were not satisfied with the agreed upon price and did not approve the transaction. As a result, the proposed merger agreement was terminated. As described above, we were able to enter the contract management and compliance market through our recent acquisition of certain assets of Determine. Additionally, Trilogy, a competitor, announced in January 2005, a conditional unsolicited offer to acquire us. As previously disclosed, our Board of Directors carefully considered the Trilogy offer and rejected it. At the same time, Trilogy and Selectica have each filed patent infringement complaints against the other. This activity by Trilogy has caused diversion of our management’s attention and has caused us to incur significant legal expense. Further, our management believes that Trilogy’s actions have negatively impacted and may continue to negatively impact our business by slowing or preventing new bookings.
      During fiscal 2005, we made key changes to our management team. Mr. Vince Ostrosky joined us in October 2004 as Chairman and Chief Executive Officer. Mr. Ostrosky is an industry veteran with significant experience in the CRM and supply chain markets.
Summary of Operating Results for 2005
      For the year ended March 31, 2005, our revenues were approximately $31.1 million with license revenues representing 29% and services revenues representing 71% of total revenues. In addition, approximately 60% of our annual revenue came from four customers. License margin for the year was 91% and services margin was 43%. Total operating expenses were $34.6 million. The operating expenses increased significantly due to the attempted merger with I-many, Inc., patent litigation costs, consulting and audit costs associated with compliance with Sarbanes-Oxley, recruitment of a new CEO, and continued restructuring charges. Net loss for the year was approximately $14.7 million or $.45 per share.
Key Performance Indicators

Bookings and Revenue
      Due to the nature and scope of our product implementations, we typically recognize revenue from contracts signed during a particular quarter (“bookings) over several quarters or fiscal years. Please see also our discussion of bookings in the “Overview” section of this Item 7 above.

Expense Management
      Total annual expense levels for normal operations in fiscal 2005, which exclude non-cash charges and restructuring charges, were approximately $43.4 million. Total annual expense levels in fiscal 2004 for normal operations, which exclude non-cash charges, legal settlements, and severance agreement with the former CEO, were approximately $47.9 million. These decrease in annual expenses were due to significant headcount reductions, closure of some of our foreign offices, and reduction in spending in all areas. These reductions were offset by approximately $1.6 million of legal, consulting and investment banking fees incurred for the unsuccessful merger with I-many, Inc., approximately $1.1 million accounting, audit and legal fees associated with compliance with Sarbanes-Oxley, and approximately $600,000 of severance and related benefits associated with staff reductions and office closures.
      In January 2005, we reduced our headcount by 34 employees. This reduction represents an annual savings in personal expenses of approximately $3.4 million. We made an additional reduction in staff of 42 employees in May 2005. This second reduction represented an additional annual savings in personnel expenses of approximately $3.9 million. These reductions along with cost reductions associated with costs of benefits, travel, office expense, and other support expenses, are expected to have aggregate cost savings of approximately $8.0 million in fiscal 2006.
Outlook for 2006
      Revenue is expected to be flat or decline during fiscal 2006. The Company has changed its business model, which will require establishing a new and larger customer base, and a mix of products and services associated with the model. On our current business model, our backlog of projects with deferred revenue continues to decline due to weak bookings during fiscal 2005. Efforts are focused on increasing bookings during the year to resume growth beyond fiscal 2006. We currently anticipate that the acquisition of

Determine’s assets will contribute approximately $1.5 million in bookings during fiscal 2006, however, revenue recognized on such bookings will depend on the specific terms and conditions. We anticipate that the majority of customers for our contract management solutions will choose an ASP hosted solution with payments typically made monthly or quarterly. Therefore, contract management products are expected to generate a new revenue stream that will build over time. This will extend the time necessary to achieve breakeven, which we do not anticipate until the end of fiscal 2007.
      Additionally, management will continue to review the Company’s cost structure to minimize expenses and use of cash as it implements its planned business model changes. Although it is not assured, this activity may result in additional restructuring charges for severance and other benefits, and excess leased facilities that could result in significant one-time charges during fiscal 2006.
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

Revenue Recognition
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
      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition, with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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
      In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We also account for certain arrangements under the completed contract method when we do not have the ability to reasonably estimate progress toward completion. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore license and services revenues have been recognized pursuant to SOP 81-1.
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
      The following table shows how our revenue has been recognized:

	Years Ended March 31,

	2005	2004	2003

As a Percentage of Total Revenues:
Contract Accounting	73%	51%	80%
Residual Method	—	3	2
Ratable Method (includes Maintenance)	27	46	18

Total Revenues	100%	100%	100%

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. The majority of our contracts have been accounted for on completed contract method upon achievement of milestones or final acceptance from the customer.

Short Term Investments
      The Company monitors its investments for impairment on a quarterly basis and determines whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the issuers, the length of time an investment has been below our carrying value and our ability and intent to hold the investment to maturity. If a decline in fair value, caused by factors other than changes in interest rates, is determined to be other-than-temporary, an adjustment is recorded and charged to operations.

Allowance for Doubtful Accounts
      We evaluate the collectibility of our accounts receivable based on a combination of factors. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe to be collectible. In making the evaluations, we will consider the collection history with the customer, its credit rating, communications with the customer as to reasons for the delay in payment, disputes or claims filed by the customer, warranty claims, non-responsiveness of customers to collection calls, feedback from the responsible sales contact. In addition, we will also consider general economic conditions, the age of the receivable and the quality of the collection efforts.

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

Related Party Transaction and Severance Agreement
      In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminates the CTA service. During the year ended March 31, 2005, the Company recorded approximately $220,000 as outside services expenses in general and administration. In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. Since the Company believed the payment was estimatable and probable, and therefore, accrued for this amount in September 2003, as compensation expense of which approximately $93,000 was included in the cost of goods sold, approximately $231,000 was included in research and development, approximately $52,000 as a sales and marketing expense and approximately $37,000 was included as a general and administrative expense.
Factors Affecting Operating Results
      A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

Fiscal Year ended March 31, 2005
Customer A	23%
Customer B	14%
Customer C	12%
Customer D	11%
Fiscal Year ended March 31, 2004
Customer A	39%
Customer B	20%
Fiscal Year ended March 31, 2003
Customer B	25%
Customer E	14%
      To date, we have foreign activities in India, Canada and some European and Asian countries because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
      We have incurred significant losses since inception and, as of March 31, 2005, we had an accumulated deficit of approximately $172.6 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and again during the fourth quarter of the fiscal year of 2005, and the first quarter of fiscal year 2006, in an effort to achieve profitability. As a result of these restructuring activities, we reduced our headcount by 38 individuals globally or approximately 7% of our workforce as of March 31, 2003. In addition, we reduced our headcount by 34 individuals globally or approximately 10% of our workforce as of December 31, 2004, and by 42 individuals globally or approximately 16% of our workforce as of April 30, 2005.
      In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history has been volatile and makes it difficult to forecast future operating results. This was evidenced by the decline in revenue in fiscal 2005, the slight growth in fiscal 2004, and decline in fiscal 2003.
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
Results of Operations
Revenues

	2005	Change	2004	Change	2003

	(in thousands, except percentages)
License	$9,133	(46)%	$16,935	66%	$10,218
Percentage of total revenues	29%		42%		29%
Services	$21,987	(5)%	$23,089	(9)%	$25,350
Percentage of total revenues	71%		58%		71%
Total revenues	$31,120	(22)%	$40,024	13%	$35,568
      License. Fiscal 2005 license revenue decreased on an annual basis by approximately $7.8 million. This was due to a decreasing number of new licenses, delays in deployment and customer acceptance where license fees were dependent on completion of service projects. License revenues also decreased in fiscal 2005 because of recognition of revenue on a significant contract in fiscal 2004, as described below. This contract accounted for approximately a $9.5 million decrease in license revenues offset by other contracts where license revenue was recognized upon comparison to fiscal 2004. Fiscal year 2004 license revenues increased on an annual basis by approximately $6.7 million compared to fiscal 2003 primarily due to one significant contract that was signed in December 2002. The license revenue for this contract was recognized on a subscription basis for the twelve months ending in December 2003, due to the right to unspecified future products. Fiscal 2005 license revenues and Fiscal 2004 license revenues came primarily from three significant customers, two of which were signed in fiscal 2003 and one in fiscal 2002.
      Due to the shift in our strategy and business model, we expect license revenues to continue to decrease in future periods as a percentage of total revenues and in absolute dollars. The level of revenues is also dependent on the number and size of new license contracts. Fluctuations in revenue may also occur due to timing of revenue recognition, based and achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services.
      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. Maintenance revenues represented 35%, 35%, and 25% of total services revenues for the years ended March 31, 2005, 2004, and 2003, respectively. During fiscal 2005, services revenue decreased by approximately $1.1 million compared to fiscal 2004. This decrease is also attributable to a decrease in the number of new licenses and the services associated with them. During fiscal 2004, services revenues decreased on an annual basis by approximately $2.3 million compared to fiscal 2003. In 2004, we experienced less services revenues, compared to fiscal 2003, from our installed base as customers expanded their Selectica platforms, offset by an increase in maintenance revenues of approximately $1.8 million.
      In fiscal 2005, service revenue was not reduced by the cost of professional services from any value added reseller because there were no such costs. The number of customers with maintenance contracts declined, and maintenance revenues decreased by approximately $421,000. The balance of this decrease was due to higher service revenues on one significant contract in 2004. In fiscal 2004, services revenue was reduced by approximately $21,000 to related to the cost of professional services from a value added reseller and increased approximately $385,000 due to a reduction in the allowance for bad debt which was originally recorded against revenue. In fiscal 2003, services revenue was reduced by approximately $158,000 related to the cost of professional services from a value added reseller and decreased approximately $126,000 due to a reduction in the allowance for bad debt which was originally recorded against revenue.

      We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, based and achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.
Cost of Revenues

	2005	Change	2004	Change	2003

	(in thousands, except percentages)
Cost of license revenues	$819	(42)%	$1,410	19%	$1,185
Percentage of license revenues	9%		8%		12%
Cost of services revenues	$12,428	(26)%	$16,827	(9)%	$18,518
Percentage of services revenues	57%		73%		73%
      Cost of License Revenues. Cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, and other data transmission costs. During fiscal 2005, these costs decreased along with the decrease in license revenues. We experienced an increase in costs during fiscal 2004 compared to fiscal 2003 due to the write-off of approximately $268,000 of prepaid royalties associated with third party products. These amounts were expensed primarily due to delays in the timing and changing priorities of new product releases. Excluding this write-off, costs of license revenues for fiscal 2004 were consistent with the prior year. In addition, costs of licenses have a component of fixed costs that are not dependent upon sales volume. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.
      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. In fiscal 2005, we experienced a decrease of approximately $4.4 million in cost of services revenue due to restructuring efforts initiated in fiscal 2004 as well as fiscal 2005. The latter related to a reduction in force of 22 professional services staff and further deployment of service work to India, which reduced costs by approximately $2.5 million. This included reducing the number of India employees working in the U.S. office and the per diem costs associated with housing them in the U.S. There were also reductions in third party consulting costs of approximately $280,000, and deferred project costs of approximately $341,000. Deferred compensation costs were reduced by approximately $433,000. The balance of the reductions were attributable to lower facilities and depreciation expenses.
      We experienced a decline of $1.7 million in costs of services revenues during fiscal 2004 primarily due to of our restructuring efforts, the increase in utilization rates of individuals, and the continual efforts to shift work to lower cost regions, primarily India, in the consulting and technical support functions. The decline in costs of revenues during fiscal 2004 were partially offset by the recognition of deferred costs related to deferred revenue contracts and severance benefits paid to terminated employees not associated with restructuring during the year. In fiscal 2004, we recorded approximately $437,000 for deferred compensation related to stock options, approximately $89,000 for stock option modification charges, approximately $37,000 for compensation expense related to option acceleration, $39,000 for restructuring costs related to the severance and benefits paid to terminated employees, and approximately $93,000 related to the lump-sum severance payment to the Chief Technical Advisor (“CTA”), respectively. The decrease in cost of service revenues in fiscal 2004 compared to fiscal 2003 was also comprised of approximately $2.3 million in reduced outside consultant fees and $1.5 million in reduced travel expenses. These reductions were offset by increases in facilities and overhead support costs by shifting more of the work internally.

      We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.
Gross Margin

	2005	2004	2003

Gross margin, license revenues	91%	92%	88%
Gross margin, services revenues	43%	27%	27%
Gross margin, total revenues	57%	54%	45%
      Gross Margin — Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. License margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix.
      Cost of licenses for the fiscal years ending March 31, 2005, 2004, and 2003 have not fluctuated significantly as a percentage and in absolute dollars. Due to lower license revenues in fiscal 2003, we experienced lower gross margins for licenses. In fiscal 2005 and 2004, we experienced similar levels of gross margins. The decrease in license gross margin in fiscal 2005 compared to fiscal 2004 was due to recognition license revenue on a large license in fiscal 2004, which had been deferred deferred from fiscal 2003. In fiscal 2005, license gross margin also decreased due to a decrease in the number of new licenses and completion of new deployments. Gross margin on license revenue increased in fiscal 2004 compared to fiscal 2003 because of the significant revenue recognized on one significant contract signed in late 2002.
      Gross Margin — Services. While services revenues decreased by $1.1 million in fiscal 2005 to $22.0 million, gross margin improved to 43% from 27% in fiscal 2005. This was attributable to cost reductions in professional service staff and related costs. Services revenues have decreased from $25.4 in fiscal 2003 to $23.1 million in fiscal 2004, and to $22.0 million in fiscal 2005. While services revenues have decreased, we have also been able to decrease our costs significantly in order to maintain a higher services margin. This was attributable to reductions in professional services staff in 2004 whose cost reductions were more fully reflected in 2005. This is in addition to a reduction in professional staff in January 2005. The improvement was also due to completion of a number of lower margin contracts in fiscal 2004. In addition, there was a significant service implementation in fiscal 2005 for which we performed significant services and expensed in fiscal 2004 in advance of the contract signing. This created higher margins in fiscal 2005 on that particular contract.
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
Expenses

	2005	Change	2004	Change	2003

	(in thousands, except percentages)
Research and development	$12,359	(8)%	$13,474	2%	$13,202
Percentage of total revenues	40%		34%		37%
Sales and marketing	$11,861	(18)%	$14,491	(25)%	$19,368
Percentage of total revenues	38%		36%		55%
General and administrative	$10,396	93%	$5,385	(11)%	$6,068
Percentage of total revenues	33%		13%		17%

      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of approximately $1.1 million in fiscal 2005 compared to fiscal 2004 was attributable to a reduction in force of 20 personnel and the related costs for facilities, overhead and benefits. Headcount reductions lowered salaries and benefits by approximately $2.0 million. The slight increase of approximately $272,000 in fiscal 2004 compared to fiscal 2003 was primarily due to severance related charges. During fiscal 2004, we expensed approximately $231,000 related to the lump-sum severance payment to the CTA, approximately $166,000 for deferred compensation related to stock options, approximately $138,000 for stock option modification charges, approximately $74,000 for compensation expense related to option acceleration, and $199,000 for costs related to the severance and benefits paid to terminated employees. We may reduce expenses in research and development in absolute dollars over the next year as necessary to balance total expenses. There were no non-cash stock compensation charges to research and development in fiscal 2005.
      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2005, sales and marketing expenses decreased by approximately $2.6 million when compared to fiscal 2004. The decrease was primarily attributable to reductions of 8 staff with salaries and benefits of approximately $900,000 and reductions in commissions and bonuses of approximately $1.5 million. Commissions and bonuses were lower due to a decrease in revenues and bookings targets for 2005 when compared to fiscal 2004. There were also decreases of approximately $89,000 in facilities and office support expenses (legal, office supplies, travel, depreciation) and an approximately $352,000 reduction in marketing and promotional expenses. Non-cash stock compensation charges also decreased from fiscal 2005 compared to fiscal 2004, by approximately $522,000. These decreases were offset by approximately $272,000 of increases in non-billable project expenses, and approximately $711,000 of restructuring charges, including severance charges of approximately $373,000, for the Vice President of Business Development and other terminated sales employees.
      The decrease of approximately $4.9 million in fiscal 2004 compared to fiscal 2003 was primarily due to the benefits of our restructuring activities. For fiscal 2004, we recorded expenses of approximately $348,000 for deferred compensation related to stock options, $909,000 for costs related to the severance and benefits paid to terminated employees, approximately $3,000 for compensation related to variable accounting, approximately $217,000 for stock option modification charges, approximately $250,000 related to an employee bonus associated with the Wakely Software acquisition, approximately $52,000 related to the lump-sum severance payment to the CTA, and approximately $93,000 for compensation expense related to option acceleration. The decrease in fiscal 2004 expenses compared to fiscal 2003 was attributable to decreases in salaries and benefits from headcount reductions of approximately $2.0 million, approximately $415,000 in travel expenses, $796,000 in reductions in marketing programs and promotions, $840,000 in facilities and overhead costs, and $408,000 in non-cash compensation charges and others.
      We may increase our sales and marketing expenses in absolute dollars over the next year as necessary to reposition the company in the opportunity to order space.
      General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The increase of approximately $5.0 million in fiscal 2005 compared to fiscal 2004 was primarily due to increases in legal fees associated with patent litigation (approximately $1.9 million), accounting and audit fees associated with compliance with Sarbanes-Oxley (approximately $1.1 million), the hiring of a new CEO and the related recruiting and benefit costs (approximately $437,000), and severance benefits to the VP Finance (approximately $143,000). We also incurred approximately $1.6 million of legal and consulting fees associated with the unsuccessful merger with I-many, Inc. The increase due to Sarbanes-Oxley included approximately $660,000 of audit fees and accounting consulting fees of approximately $399,000. These increase were offset by reductions in facilities and depreciation costs of approximately $208,000 and $335,000, respectively. In addition, non-cash compensation charges decreased by approximately $312,000 in fiscal 2005, because there were no such expenses during the current fiscal year compared to fiscal 2004.
      The decrease of approximately $683,000 in fiscal 2004 compared to fiscal 2003 was primarily due to our restructuring efforts including headcount reductions. In fiscal 2004, we amortized approximately $166,000 for deferred compensation related to stock options, recorded approximately $146,000 for compensation related to variable accounting and expensed approximately $37,000 related to the lump-sum severance payment to the CTA. For fiscal 2003, we recorded expenses of approximately $332,000 for deferred compensation expense relations to stock options, approximately $720,000 for restructuring, principally comprised of reductions in headcount, and approximately $5,000 of compensation expense related to variable accounting. In addition, we reduced the allowance for doubtful accounts by approximately $450,000 primarily due to lower bad debt exposure from lower levels of accounts receivable, originally recorded against general and administrative expenses.
      The decrease in general and administrative expenses in fiscal 2004 compared to fiscal 2003 was attributable to decreases in facilities costs of approximately $530,000 due to the closure of several offices, and approximately $792,000 related to restructuring charges and deferred compensation charges due to variable accounting. These decreases were offset by increases in employee benefits of approximately $345,000 and legal fees associated with the class action litigation of approximately $288,000.
      We may reduce general and administrative expenses in absolute dollars over the next year as necessary to balance total expenses.
      Restructuring. In the quarter ended March 31, 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan (“Plan 1”) was initiated in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 staff in the areas of professional services, research and development, sales, marketing, and general administration. The second plan (“Plan 2”) was initiated and completed in the quarter ended June 30, 2001 and was comprised of severance and related benefits of $1.8 million for the reduction of 41 staff in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7M for the reduction of 38 staff in the areas of professional services, research and development, sales, marketing, and general administration and were completed by the fourth quarter of 2004.
      Plan 1 reduced headcount by 6, 3, 11, and 10 for professional services, research and development, sales and marketing, and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis was approximately $3.3 million. Plan 2 further reduced headcount by 5, 18, 17, and 1 for professional services, research and development, sales and marketing and general administration, respectively. The anticipated savings for salaries and benefits on an annual basis is approximately $4.4 million. Plan 3 reduced headcount by 9, 7, 17, and 5 for professional services, research and development, sales and marketing, and general administration, respectively. The savings for salaries and benefits on an annual basis was approximately $3.5 million.
      In January of 2005, we implemented another reduction of 34 staff. This reduction was in response to a decline in bookings and the need to further balance expenses due to the Company’s change in strategy. The reduced headcounts were 5, 20, 8, 1 for professional services, research and development, sales and marketing, and general and administrative areas, respectively. These reductions were offset by related severance costs of $868,000 and the use of outside services and consultants to assume certain tasks and ongoing projects. The severance and employee benefits were substantially paid off by the end of the fiscal year. The savings from this reduction was approximately $3.4 million annually.
      In May 2005, we further reduced staff by a total of 42 people, broken down to 11, 8, 12, and 11 for professional services, research and development, sales and marketing, and general and administrative, respectively. The approximate savings from this reduction was $3.9 million annually.

Other Income, Net
      In December 2003, pursuant to an asset purchase agreement we sold our rights to intellectual property targeted specifically for a portion of the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000 including approximately $250,000 in bonuses and approximately $30,000 for compensation related to acceleration of stock option vesting. We recognized approximately $1.1 million in other income during the quarter. In fiscal 2005, a penalty reserve of $95,000 associated with this sale expired without claims and the amount was released to operations.
Interest Income

	2005	Change	2004	Change	2003

	(in thousands, except percentages)
Interest Income	$1,891	16%	$1,625	(46)%	$2,999
      Interest income consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable. In August of 2003, all notes receivable from certain key employees were paid in full along with calculated interest.
      Interest income increased in 2005 due to investment of $20 million in higher rate instruments from cash equivalent accounts. This reinvestment accounted for the increase in interest income of $266,000. The decrease in fiscal 2004 was due primarily to lower interest rates and lower cash balances.
Provision for Income Taxes
      We recorded a tax benefit of $117,000 for fiscal 2005. We did not record a provision for fiscal 2003 and 2004. This tax benefit is the result of a reduction in U.S. tax reserves of approximately $235,000 offset by foreign and state income tax provisions of approximately $118,000. This overall benefit is based on our current estimates of taxes due in foreign jurisdictions and nominal income tax amounts for U.S. federal and state taxes, due to our significant U.S. net operating loss carryforwards.
      The 2005, 2004 and 2003 tax provisions vary from the expected benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our ability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.
      FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 R, “Share-Based Payment”, as an amendment to FASB No. 123. FASB 123 R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FASB No. 123. FASB 123 R will be effective for us as of the first quarter of fiscal 2006, beginning April 1, 2006. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed under FASB 123 R will be applied to stock based awards after the effective date and the impact the recognition of compensation expense related to such awards will have on its operating results.
Liquidity and Capital Resources

	2005	Change	2004	Change	2003

	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$93,263	(4)%	$97,303	(11)%	$109,217
Working capital	$89,879	2%	$87,701	(8)%	$95,122
Net cash used for operating activities	$(19,172)	89%	$(10,167)	50%	$(6,784)
Net cash provided by (used for) investing activities	$19,196	(188)%	$(21,919)	(201)%	$21,613
Net cash provided by (used for) financing activities	$561	(90)%	$5,821	(146)%	$(12,593)
      Our primary sources of liquidity consisted of approximately $93.3 million in cash, cash equivalents and short-term investments as of March 31, 2005 compared to approximately $97.3 million in cash, cash equivalents and short-term investments as of March 31, 2004.
      In fiscal 2005, we funded our operations through the sale of long and short-term investments. Net cash used in operating activities of approximately $19.2 million included an operating loss of approximately $14.7 million. Adjustments for non-cash expenses for depreciation of approximately $1.3 million were offset by increases in accounts receivable of approximately $2.1 million, a decrease in deferred revenue of approximately $5.0 million, and reductions in accrued severance liabilities and sales taxes.
      The $19.2 million of cash provided by investing activities in fiscal 2005 was primarily due to proceeds from the sale of approximately $20.0 million of short and long-term investments offset by purchases of capital equipment of approximately $880,000. Net cash provided by financing activities were approximately $561,000 attributable to proceeds of approximately $1.4 million from the exercise of stock options and employee stock purchases in fiscal 2005. This was offset by approximately $798,000 repurchases of common stock during the year.
      In fiscal 2005, we had a slight increase in working capital primarily due to sales of long-term investments offset by cash used in operations, a decrease in deferred revenue, purchase of capital equipment, and common stock repurchases. In fiscal 2004, we experienced a net decrease in working capital primarily due to the cash used in operations, stock repurchases, capital expenditures, and greater long-term investments offset by a decrease in liabilities, primarily related to deferred revenue
      Sources of liquidity consisted of approximately $97.3 million in cash, cash equivalents and short-term investments as of March 31, 2004 compared to approximately $109.2 million in cash, cash equivalents and short-term investments as of March 31, 2003. The decrease from fiscal 2004 compared to 2003 primarily related to approximately $10.2 million of cash used in operations, a net approximately $22.6 million used for long and short term investments, approximately $573,000 for capital expenditures, $1.3 million for stock repurchase in the open market, offset by approximately $6.4 million of proceeds from issuance of common stock and approximately $730,000 from proceeds from stockholders notes receivable.
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
      The $21.9 million of net cash used by investing activities in fiscal 2004 was due primarily to the net purchase of approximately $20.0 million of short and long-term investments. The $21.6 million of net cash provided by investing activities in fiscal 2003 was due primarily to approximately $23.1 million of net proceeds from the maturity of short-term and long-term investments offset by approximately $1.5 million for capital expenditures.
      The $5.8 million of net cash provided by financing activities in fiscal 2004 was primarily from the proceeds from issuance of common stock offset by the cash used to repurchase our common stock. The $12.6 million of net cash used for financing activities in fiscal 2003 was primarily the result of the cash used to repurchase our common stock.
      In August 2001, the Board authorized the Company to repurchase up to $30.0 million worth of stock in the open market subject to certain criteria as determined by the Board. In May 2003, the Board approved an additional stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.
      During the year ended March 31, 2005, we repurchased approximately 201,500 shares of its common stock at an average price of $3.96 in the open market at a cost of approximately $798,000 including brokerage fees. During the year ended March 31, 2004, we repurchased 383,600 shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $1.3 million including brokerage fees.
      We have repurchased approximately 6.4 million shares at a cost of approximately $22.0 million including brokerage fees since inception of the repurchase program.
      From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by investments and are recorded as restricted long-term investments in the balance sheet. We currently have one letter of credit for $150,000 and have not drawn down on this letter of credit to date. The restricted short-term investment of approximately $182,000 is related to a facility lease agreement that has expiration date less than twelve months from March 31, 2005.
      We had no significant commitments for capital expenditures as of March 31, 2005. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of March 31,2005 are adequate to fund our operations through at least March 31, 2006.
      We currently anticipate that the acquisition of Determine’s assets will contribute approximately $1.5 million in bookings during fiscal 2006, however, revenue recognized on such bookings will depend on the mix of contracts with licenses and professional services versus an ASP hosted solution with payments typically made monthly or quarterly. We anticipate that Determine’s cash flow will break even during fiscal 2006 and operate at breakeven for the same period.
      We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review the Company’s cost structure to minimize expenses and use of cash as it implements its planned business model changes. This activity may result in additional restructuring charges or severance and other benefits. Additionally, abandonment of excess leased facilities could result in significant one-time charges and use of cash, although such charges and use of cash are not assured.
      Our contractual obligations and commercial commitments at March 31, 2005, are summarized as follows

	Payments Due By Period

		Less Than	1-3	4-5	After 5
Contractual Obligations:	Total	1 Year	Years	Years	Years

	(in thousands)
Operating Leases	$11,858	$2,420	$4,889	$4,549	$—
      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2005, the effects of the foreign currency fluctuations in Europe and India were insignificant.

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
      For fiscal 2005, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $170,000 (less than 0.17%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at March 31, 2005.
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

      The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of March 31, 2005:

	2006	2007	Total

	(thousands)
Auction rate preferreds	$7,000	$—	$7,000
Weighted Average yield	2.63%	—	2.63%
Government agencies	46,159	4,461	50,620
Weighted Average yield	2.00%	2.90%	2.08%
Corporate notes & bonds	9,178	—	9,178
Weighted Average yield	2.20%	—	2.20%
Certificate of Deposit	1,566	1,145	2,711
Weighted Average yield	5.16%	5.86%	5.46%

Total investments	$63,903	$5,606	$69,509

Item 8.	Consolidated Financial Statements and Supplementary Data
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

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2004	2004	2004	2005

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$2,056	$2,276	$2,301	$2,500
Services	5,687	4,917	6,613	4,770

Total revenues	7,743	7,193	8,914	7,270
Cost of revenues:
License	199	214	217	189
Services	3,152	3,067	3,088	3,121

Total cost of revenues	3,351	3,281	3,305	3,310

Gross profit	4,392	3,912	5,609	3,960

Operating expenses:
Research and development	3,255	3,201	3,049	2,854
Sales and marketing	2,975	3,180	2,939	2,767
General and administrative	1,984	2,112	1,931	4,369

Total operating expenses	8,214	8,493	7,919	9,990

Loss from operations	(3,822)	(4,581)	(2,310)	(6,030)
Interest income	223	515	798	437

Net loss before taxes	(3,599)	(4,066)	(1,512)	(5,593)
Provision for income taxes	—	—	—	117

Net loss	$(3,599)	$(4,066)	$(1,512)	$(5,476)

Basic and diluted, net loss per share	$(0.11)	$(0.12)	$(0.05)	$(0.17)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,516	32,564	32,450	32,751

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2003	2003	2003	2004

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$4,704	$4,325	$4,796	$3,110
Services	7,083	5,591	5,189	5,226

Total revenues	11,787	9,916	9,985	8,336
Cost of revenues:
License	264	327	289	530
Services	5,354	3,932	4,109	3,432

Total cost of revenues	5,618	4,259	4,398	3,962

Gross profit	6,169	5,657	5,587	4,374

Operating expenses:
Research and development	3,223	3,573	3,149	3,529
Sales and marketing	3,994	4,164	3,044	3,289
General and administrative	1,299	1,453	1,327	1,306

Total operating expenses	8,516	9,190	7,520	8,124

Loss from operations	(2,347)	(3,533)	(1,933)	(3,750)
Other income, net	—	—	1,092	—
Interest income	499	334	388	404

Net loss	$(1,848)	$(3,199)	$(453)	$(3,346)

Basic and diluted, net loss per share	$(0.06)	$(0.10)	$(0.01)	$(0.10)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	30,635	30,915	31,235	31,879

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
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were not effective because of the material weakness described below.
Report of Management on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management’s assessment of our internal control over financial reporting as of March 31, 2005, we have identified the following five material weaknesses.

First, management identified a material weakness for insufficient controls over the Quote to Collect process related to the review, approval, and accounting for the Allowance for Doubtful Accounts. The Company had incorrectly included a general reserve provision in the Allowance for Doubtful Accounts as of December 31, 2004. Also, the Company had incorrectly recorded a receivable as uncollectible as of March 31, 2005, for which payment was subsequently received after March 31, 2005 but prior to the completion of the quarterly close process. As a result of this material weakness, Accounts Receivable and Services Revenue were incorrectly stated. Adjustments were recorded to increase Accounts Receivable and Services Revenue as of December 31, 2004 and as of March 31, 2005, prior to the issuance of our financial statements for the respective dates.

Second, management identified a material weakness for insufficient controls for the Treasury process related to the classification of Cash Equivalents and Investments. The Company had incorrectly classified Cash Equivalents and Investments in its India subsidiary. As a result of this material weakness, Cash Equivalents, Short Term and Long Term Investments were not classified in accordance with generally accepted accounting principles. An adjustment was recorded to reduce Cash Equivalents and increase Short Term and Long Term Investments as of March 31, 2005.

Third, management identified the following deficiencies in its revenue recognition process, which constitute a material weakness in the aggregate.

a) Insufficient controls over the monitoring of deferred revenue accounts for the purpose of determining when revenue should be recognized. The Company failed to reverse deferred revenue when all criteria for revenue recognition had occurred.

b) Insufficient controls for the identification of services to be provided to customers at no charge. The Company inappropriately recorded revenue related to a service provided to a customer that was provided for no charge.

Fourth, management identified the following deficiencies in its payroll process, which constitute a material weakness in the aggregate.

a) Insufficient controls over the recording of expenses related to the benefits of terminated employees. The Company had failed to record the expenses related to the benefits extended when employees were involuntarily terminated as part of a reduction in force program. These inadequate controls resulted in an adjustment as of March 31, 2005 to increase Accrued Payroll and Related Liabilities, and increase Sales and Marketing expense.

b) Insufficient controls over the recording of expenses related to the acceleration of stock options for a former executive. The error arose because of a lack of in-depth review of the appropriate accounting treatment for this transaction. These inadequate controls resulted in an adjustment as of March 31, 2005 to decrease Additional Paid In Capital and Sales and Marketing expense.

Fifth, management identified the following deficiencies in our financial statement close process, which constitute a material weakness in the aggregate.

a) Insufficient controls over the monitoring of the terms of employment agreements and bonus programs and determining the appropriate accounting treatment for related accrued bonuses in accordance with employment agreements and bonus programs. These inadequate controls resulted in adjustments as of December 31, 2004 and March 31, 2005 to decrease Accrued Payroll and Related Liabilities, and decrease General and Administrative expense. These adjustments were recorded prior to the issuance of the respective financial statements.

b) Insufficient controls over the monitoring of accrued liabilities recorded upon the sale of the e-insurance business to Accenture in December 2003. The Company had incorrectly not reversed the accrual when the related obligation expired on December 31, 2004. The error arose because of a lack of in-depth review of the account reconciliation. These inadequate controls resulted in an adjustment as of December 31, 2004 to decrease Accrued Liabilities and decrease General and Administrative expense. The adjustment was recorded prior to the issuance of the December 31, 2004 financial statements.
      Because of the five material weaknesses described in the preceding paragraphs, the Company has concluded that its internal control over financial reporting was not effective as of March 31, 2005.
      Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.
Completed and Planned Remediation
      In June 2005, our management discussed the material weaknesses described above with our audit committee. The Company is implementing corrective actions that we believe will remediate each of these material weaknesses, however a material weakness may not be considered fully remediated until the instituted controls are operational for a period of time and have been tested by management.
      In the first quarter of 2006, we plan to develop a process where the Vice President of Finance will review and approve cash and investment reconciliations and determine that classifications are correct for all Cash and Investments Accounts.
      In the first quarter of 2006, we plan to develop a checklist to determine that the proper accounting for employment contracts, which include terms, milestones or “clawback” provisions. The checklist will include activities such as extension of COBRA payments, bonuses, accelerated option vesting, etc. The checklist will be reviewed and approved on a monthly basis by the Vice President of Finance and CFO.

      In the first quarter of 2006, we plan to include a Chief Financial Officer (CFO) review and approval for all transactions, which are deemed non-routine and non-systematic by the Vice President of Finance.
      In the first quarter of 2006, we plan to include a CFO review and approval of the Allowance for Doubtful Accounts.

Date: June 24, 2005

/s/ VINCENT G. OSTROSKY

Vincent G. Ostrosky
President and Chief Executive Officer

/s/ STEPHEN BENNION

Stephen Bennion
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of
Selectica, Inc.
      We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control Over Financial Reporting,” that Selectica, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the five material weaknesses included in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Selectica’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following five material weaknesses have been identified and included in management’s assessment.

First, the Company identified a material weakness for insufficient controls over the Quote to Collect process related to the review, approval, and accounting for the Allowance for Doubtful Accounts. The Company had incorrectly included a general reserve provision in the Allowance for Doubtful Accounts as of December 31, 2004. Also, the Company had incorrectly recorded a receivable as uncollectible as of March 31, 2005, for which payment was subsequently received after March 31, 2005 but prior to the completion of the quarterly close process. As a result of this material weakness, Accounts Receivable and Services Revenue were incorrectly stated. Adjustments were recorded to increase Accounts Receivable and Services Revenue as of December 31, 2004 and as of March 31, 2005, prior to the issuance of our financial statements for the respective dates.

Second, the Company identified a material weakness for insufficient controls for the Treasury process related to the classification of Cash Equivalents and Investments. The Company had incorrectly classified Cash Equivalents and Investments in its India subsidiary. As a result of this material weakness, Cash Equivalents, Short Term and Long Term Investments were not classified for in accordance with generally accepted accounting principles. An adjustment was recorded to reduce Cash Equivalents and increase Short Term and Long Term Investments as of March 31, 2005.

Third, the Company identified the following deficiencies in its revenue recognition process, which constitute a material weakness in the aggregate.

a) Insufficient controls over the monitoring of deferred revenue accounts for the purpose of determining when revenue should be recognized. The Company failed to reverse deferred revenue when all criteria for revenue recognition had occurred.

b) Insufficient controls for the identification of services to be provided to customers at no charge. The Company inappropriately recorded revenue related to a service provided to a customer that was provided for no charge.

Fourth, the Company identified the following deficiencies in our payroll process, which constitute a material weakness in the aggregate.

a) Insufficient controls over the recording of expenses related to the benefits of terminated employees. The Company had failed to record the expenses related to the benefits extended when employees were involuntarily terminated as part of a reduction in force program. These inadequate controls resulted in an adjustment as of March 31, 2005 to increase Accrued Payroll and Related Liabilities and increase Sales and Marketing expense.

b) Insufficient controls over the recording of expenses related to the acceleration of stock options for a former executive. The error arose because of a lack of in-depth review of the appropriate accounting treatment for this transaction. These inadequate controls resulted in an adjustment as of March 31, 2005 to decrease Additional Paid In Capital and Sales and Marketing expense.

Fifth, the Company identified the following deficiencies in our financial statement close process, which constitute a material weakness in the aggregate.

a) Insufficient controls over the monitoring of the terms of employment agreements and bonus programs and determining the appropriate accounting treatment for related accrued bonuses in accordance with employment agreements and bonus programs. These inadequate controls resulted in adjustments as of December 31, 2004 and March 31, 2005 to decrease Accrued Payroll and Related Liabilities, and decrease General and Administrative expense. These adjustments were recorded prior to the issuance of the respective financial statements.

b) Insufficient controls over the monitoring of accrued liabilities recorded upon the sale of the e-insurance business to Accenture in December 2003. The Company had incorrectly not reversed the accrual when the related obligation expired on December 31, 2004. The error arose because of a lack of in-depth review of the account reconciliation. These inadequate controls resulted in an adjustment as of December 31, 2004 to decrease Accrued Liabilities and decrease General and Administrative expense. The adjustment was recorded prior to the issuance of the December 31, 2004 financial statements.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 24, 2005 on those financial statements.
      In our opinion, management’s assessment that Selectica, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Selectica, Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on the COSO control criteria.
Walnut Creek, California
June 24, 2005
Item 9B.     Other Information
      There is no disclosure to report pursuant to Item 9B.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      Information with respect to directors may be found in the section caption “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Executive Officers
      Information with respect to executive officers may be found in the section caption “Executive Officers” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Audit Committee Financial Expert
      Information with respect to our audit committee financial expert may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.
Identification of the Audit Committee
      Information with respect to our audit committee may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information concerning compliance with beneficial ownership reporting requirements may be found in the section “Compliance with Section 16(a) of the Exchange Act” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.
Code of Ethics
      Information concerning our Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct may be found in the section “Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.

Item 11.	Executive Compensation
      Information with respect to executive officers and directors may be found in the section caption “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information with respect to this item may be found in the section caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to this item may be found in the section caption “Certain Relationships and Related Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning the fees and services of our principal accountants may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.
PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report:
(1) Financial Statements:
      The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets as of March 31, 2005 and 2004

•	Consolidated Statement of Operations for the years ended March 31, 2005, 2004, and 2003

•	Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2005, 2004, and 2003

•	Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004, and 2003

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
(2) Financial Statement Schedules:
      Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

(3) Exhibits:

Exhibit
No.	Description

3.1(1)	The Second Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3.3(4)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)	Form of Registrant’s Common Stock certificate.
4.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1996 Stock Plan.
10.3(4)	1999 Employee Stock Purchase Plan.
10.4(4)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.
10.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10.7(1)	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.8(4)	Warrant to Purchase Common Stock issued to Sales. Technologies Limited, dated April 4, 2001.
10.9(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10.10(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10.11(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10.12(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10.13(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10.14(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10.15(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10.16(4)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10.17(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.
10.18(5)	Settlement Agreement and General Release between Registrant and David Choi, dated August 13, 2003.
10.19(5)	Letter Agreement between Registrant and Sanjay Mittal, Dated September 22, 2003.
10.20	1999 Equity Incentive Plan Stock Option Agreement.
10.21	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).
10.22	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).
10.23	Selectica UK Limited Major Account License Agreement dated December 5, 2003.
10.24	Amendment Agreement between MCI Worldcom, Limited and Selectica UK Limited, dated December 23, 2004.

Exhibit
No.	Description

10.25(6)	Employment Agreement between the Registrant and Vincent G. Ostrosky dated as of October 1, 2004.
21.1(4)	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(5)	Previously filed in the Company’s report on Form 10-Q filed on November 11, 2003.

(6)	Previously filed in the Company’s report on Form 8-K filed on October 21, 2004.
(b) Exhibits.
      See (a)(3) above.
(c) Financial Statement Schedule.
      See (a)(2) above.

FINANCIAL STATEMENTS
      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows

SELECTICA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(in thousands,
	except par value)
Assets
Current assets:
Cash and cash equivalents	$29,360	$28,728
Short-term investments	63,903	68,575
Accounts receivable, net of allowance for doubtful accounts of $149 and $115, respectively	2,811	697
Prepaid expenses and other current assets	2,093	2,597
Investments, restricted — short term	182	—

Total current assets	98,349	100,597
Property and equipment, net	3,158	3,620
Other assets	511	548
Long term investments	5,606	21,471
Investments, restricted — long term	—	180

Total assets	$107,624	$126,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,261	$644
Accrued payroll and related liabilities	1,935	1,726
Other accrued liabilities	1,472	2,769
Deferred revenues	2,802	7,757

Total current liabilities	8,470	12,896

Other long term liabilities	1,434	1,482

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2005 and 2004; None issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 150,000 shares at March 31, 2005 and 2004 Issued: 39,234 and 38,731 shares at March 31, 2005 and 2004, respectively
Outstanding: 32,796 and 32,495 shares at March 31, 2005 and 2004, respectively	4	4
Additional paid-in capital	292,616	291,055
Deferred compensation	(91)	(158)
Accumulated deficit	(172,613)	(157,960)
Accumulated other comprehensive income	(448)	47
Treasury stock at cost — 6,438 shares and 6,236 at March 31, 2005 and 2004, respectively	(21,748)	(20,950)

Total stockholders’ equity	97,720	112,038

Total liabilities and stockholders’ equity	$107,624	$126,416

See accompanying notes.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2005	2004	2003

	(in thousands, except per share amounts)
Revenues:
License	$9,133	$16,935	$10,218
Services	21,987	23,089	25,350

Total revenues	31,120	40,024	35,568
Cost of revenues:
License	819	1,410	1,185
Services	12,428	16,827	18,518

Total cost of revenues	13,247	18,237	19,703

Gross profit	17,873	21,787	15,865

Research and development	12,359	13,474	13,202
Sales and marketing	11,861	14,491	19,368
General and administrative	10,396	5,385	6,068

Total operating expenses	34,616	33,350	38,638

Loss from operations	(16,743)	(11,563)	(22,773)
Other income, net	82	1,092	—
Interest income	1,891	1,625	2,999

Loss before provision for income taxes	(14,770)	(8,846)	(19,774)
Income tax benefit	117	—	—

Loss before cumulative effect of an accounting change to adopt FAS 142	(14,653)	(8,846)	(19,774)
Cumulative effect of an accounting change to adopt FAS 142	—	—	(9,974)

Net loss	$(14,653)	$(8,846)	$(29,748)

Basic and diluted loss per share:
Loss before cumulative effect of an accounting change to adopt FAS 142	$(0.45)	$(0.28)	$(0.61)
Cumulative effect of an accounting change to adopt FAS 142	—	—	(0.31)

Basic and diluted net loss per share	$(0.45)	$(0.28)	$(0.92)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,665	31,165	32,219
See accompanying notes.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock		Additional		Stockholder		Comprehensive	Treasury Stock		Total
			Paid-In	Deferred	Notes	Accumulated	Income			Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Receivable	Deficit	(Loss)	Shares	Amount	Equity	Loss

	(in thousands)
Balance at March 31, 2002	36,288	$4	$283,847	$(4,032)	$(880)	$(119,366)	$29	(1,800)	$(6,250)	$153,352
Repurchase of common stock	—	—	—	—	—	—	—	(4,052)	(13,422)	(13,422)
Exercise of stock options by employees, net of repurchase	177	—	309	—	—	—	—	—	—	309
Issuance of common stock for services	18	—	48	—	—	—	—	—	—	48
Net option cancellation	—	—	(376)	376	—	—	—	—	—	—
Shares issued in connection with ESPP	137	—	370	—	—	—	—	—	—	370
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	249	—	—	—	—	—	—	249
Compensation expense related to variable accounting of exercised options	—	—	7	—	—	—	—	—	—	7
Net deferred compensation related to options granted at less than FMV	—	—	—	1,787	—	—	—	—	—	1,787
Repayment of shareholders’ notes receivable	—	—	—	—	150	—	—	—	—	150
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	—	(22)	—	—	(22)	$(22)
Net loss	—	—	—	—	—	(29,748)	—	—	—	(29,748)	(29,748)

Total Comprehensive loss											$(29,770)

Balance at March 31, 2003	36,620	$4	$284,454	$(1,869)	$(730)	$(149,114)	$7	(5,852)	$(19,672)	$113,080
Repurchase of common stock	—	—	—	—	—	—	—	(384)	(1,278)	(1,278)
Exercise of stock options by employees, net of repurchase	1,984	—	6,163	—	—	—	—	—	—	6,163
Issuance of common stock for services	2	—	9	—	—	—	—	—	—	9
Net option cancellation	—	—	(604)	604	—	—	—	—	—	—
Shares issued in connection with ESPP	94	—	206	—	—	—	—	—	—	206
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	234	—	—	—	—	—	—	234
Compensation expense related to variable accounting of exercised options	—	—	149	—	—	—	—	—	—	149
Net deferred compensation related to options granted at less than FMV	—	—	—	1,107	—	—	—	—	—	1,107
Compensation expense related to modification of stock options	—	—	444	—	—	—	—	—	—	444
Exercise of warrant	31	—	—	—	—	—	—	—	—	—
Repayment of shareholders’ notes receivable	—	—	—	—	730	—	—	—	—	730
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	—	40	—	—	40	40
Net loss	—	—	—	—	—	(8,846)	—	—	—	(8,846)	(8,846)

Balance at March 31, 2004	38,731	$4	$291,055	$(158)	$0	$(157,960)	$47	(6,236)	$(20,950)	$112,038	$(8,806)

Repurchase of common stock	—	—	—	—	—	—	—	(202)	(798)	(798)
Exercise of stock options by employees, net of repurchase	389	—	1,123	—	—	—	—	—	—	1,123
Issuance of restricted common stock for services	15	—	51	(51)	—	—	—	—	—	—
Net option cancellation	—	—	13	(13)	—	—	—	—	—	—
Shares issued in connection with ESPP	99	—	237	—	—	—	—	—	—	237
Net deferred compensation related to options granted at less than FMV	—	—	—	131	—	—	—	—	—	131
Compensation expense related to modification of stock options for terminated employee	—	—	137	—	—	—	—	—	—	137
Comprehensive loss:
Other comprehensive loss	—	—	—	—	—	—	(495)	—	—	(495)	(495)
Net loss	—	—	—	—	—	(14,653)	—	—	—	(14,653)	(14,652)

Balance at March 31, 2005	39,234	$4	$292,616	$(91)	$0	$(172,613)	$(448)	(6,438)	$(21,748)	$97,720	$(15,147)

See accompanying notes.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2005	2004	2003

	(in thousands)
Operating activities:
Net loss	$(14,653)	$(8,846)	$(29,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,285	2,104	3,505
Gain and loss on disposition of property and equipment	(25)	107	(5)
Amortization of deferred compensation	131	1,107	1,787
Cumulative effect of an accounting change to adopt FAS 142	—	—	9,974
Issuance of common stock in exchange for services	—	9	48
Compensation expenses related to variable accounting of exercised options	—	149	7
Accelerated vesting of stock options to employees	16	234	249
Compensation expenses related to modification of options	121	444	—
Changes in assets and liabilities:
Accounts receivable	(2,114)	2,788	254
Prepaid expenses and other current assets	504	1,266	(203)
Other assets	37	162	11
Accounts payable	1,617	(292)	(389)
Accrued payroll and related liabilities	209	(206)	(785)
Other accrued and long term liabilities	(1,345)	(464)	114
Deferred revenue	(4,955)	(8,729)	8,397

Net cash used for operating activities	(19,172)	(10,167)	(6,784)
Investing activities
Purchase of capital assets	(880)	(573)	(1,454)
Proceeds from disposition of property and equipment	83	16	5
Proceeds and investment in restricted investments	(2)	1,286	—
Purchase of short-term investments	(34,043)	(109,045)	(108,494)
Purchase of long-term investments	(38,502)	(77,037)	(70,299)
Proceeds from maturities of short-term investments	59,913	126,834	136,204
Proceeds from maturities of long-term investments	32,674	36,600	65,651

Net cash provided by (used for) investing activities	19,243	(21,919)	21,613
Financing activities
Purchase of treasury stock	(798)	(1,278)	(13,422)
Proceeds from stockholder notes receivable	—	730	150
Proceeds from issuance of common stock	1,359	6,369	679

Net cash provided by (used for) financing activities	561	5,821	(12,593)

Net increase (decrease) in cash and cash equivalents	632	(26,265)	2,236
Cash and cash equivalents at beginning of the period	28,728	54,993	52,757

Cash and cash equivalents at end of the period	$29,360	$28,728	$54,993

Supplemental disclosure of non-cash financing activities
Deferred compensation related to cancelled stock options	$201	$574	$376
Change in unrealized gain (loss) on available for sales securities	$(495)	$40	$(22)
See accompanying notes.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
      Selectica, Inc. (the Company or Selectica) was incorporated in the State of California on June 6, 1996 and subsequently reincorporated in the State of Delaware on January 19, 2000. The Company was organized to provide configuration, pricing management and quoting solutions for automating customers’ opportunity to order process.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include all accounts of the Company and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of March 31, 2005, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments
      Cash equivalents consist of short-term, highly liquid financial instruments, principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at March 31, 2005 and 2004. Company considers all investment securities with maturities of more than 3 months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. Unrealized gains or losses on available-for-sale securities are included in accumulated other comprehensive income or loss in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method. For the years ended March 31, 2005 and 2004, the Company reported its investments at fair market value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.
      The Company monitors its investments for impairment on a quarterly basis and determines whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the issuers, the length of time an investment has been below the Company’s carrying value, and the Company’s ability and intent to hold the investment to maturity. If a decline in fair value, caused by factors other than changes in interest rates, is determined to be other-than-temporary, and adjustment is recorded and charged to operations.

Accounts Receivable and Allowance for Doubtful Accounts
      The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2005, 2004, and 2003:

	Balance at	Charged		Reversal	Balance
	Beginning	Against	Amounts	Benefit to	at End of
Fiscal Year	of Period	Revenue	Written Off	Revenue	Period

	(In thousands)
2005	$115	$228	$—	$194	$149
2004	$741	$58	$241	$443	$115
2003	$1,194	$—	$453	$—	$741
      The Company evaluates the collectibility of its accounts receivable based on a combination of factors. When the Company believes a collectibility issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible. In making the evaluations, the Company will consider the collection history with the customer, its credit rating, communications with the customer as to reasons for the delay in payment, disputes or claims filed by the customer, warranty claims, non-responsiveness of customers to collection calls, feedback from the responsible sales contact. In addition, the Company will also consider general economic conditions, the age of the receivable and the quality of the collection efforts.

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
      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, the Company recognizes license revenue ratably over the applicable period. The Company recognizes license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.
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
      In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” The Company follows the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company also accounts for certain arrangements under the completed contract method, when the terms of acceptance and warranty commitments preclude revenue recognition until all uncertainties expire. To date, when the Company has been primarily responsible for the implementation of the software, services have been

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
considered essential to the functionality of the software products, and therefore license and services revenues have been recognized pursuant to SOP 81-1.
      For those contracts that include contract milestones or acceptance criteria, the Company recognizes revenue as such milestones are achieved or as such acceptance occurs.
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
      For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When services qualify for separate accounting, the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.
      Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone, and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.
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
      Arrangements consisting of consulting services. Consulting services consist of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services may be recognized based on customer acceptance in the form of customer-signed timesheets, invoices, cash received, or customer-signed acceptance as defined in the master service agreement.

Customer Concentrations
      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Customers who accounted for at least 10% of total revenues were as follows:

	March 31,

	2005	2004	2003

Customer A	23%	39%	*
Customer B	14%	20%	25%
Customer C	12%	*	*
Customer D	11%	*	*
Customer E	*	*	14%

*	Revenues were less than 10% of total revenues.
      Customers who accounted for at least 10% of gross accounts receivable were as follows:

	March 31,

	2005	2004

Customer A	45%	*
Customer B	26%	*
Customer C	10%	*
Customer D	*	47%
Customer E	*	18%
Customer F	*	12%

*	Customer account was less than 10% of gross accounts receivable.

Warranties and Indemnifications
      The Company generally provides a warranty for its software product to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2005 and 2004. To date, the Company has not refunded any amounts in relation to the warranty.
      The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringe certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2005 and 2004.

Advertising Expense
      The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2005, 2004 and 2003 was approximately $18,000, $34,000, and $175,000, respectively.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated Other Comprehensive Income or Loss
      Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income or loss is comprised of net unrealized losses on available for sale securities of approximately $448,000 and approximately $47,000 at March 31, 2005 and 2004, respectively. The Company recorded approximately $3,000 in realized losses, approximately $81,000 in realized losses, and approximately $145,000 in realized gains in the years ended March 31, 2005, 2004, and 2003, respectively.

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
      Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the fiscal years ended March 31, 2005, 2004, and 2003 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2005, 2004, and 2003 with the following weighted average assumptions:

	March 31,

	2005	2004	2003

Risk-free interest rate	2.64%	2.83%	2.91%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	65.93%	64.76%	71.54%
Expected option life in years	1.92	1.70	1.28
Weighted average fair value at grant date	$1.81	$1.70	$2.45
      Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the fiscal years ended March 31, 2005, 2004 and 2003 under the fair value method was

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated at the date of grant using the Black-Scholes option-pricing model for the year ended March 31, 2005, 2004 and 2003 with the following weighted average assumptions:

	March 31,

	2005	2004	2003

Risk-free interest rate	3.31%	2.89%	2.75%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	68.29%	42.77%	75.15%
Expected option life in years	3.85	3.86	4.00
Weighted average fair value at grant date	$1.90	$1.68	$1.51
      The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

	2005	2004	2003

Net loss, as reported	$(14,653)	$(8,846)	$(29,748)
Add: Stock based employee compensation expense included in reported net loss	131	1,107	1,787
Deduct: Total stock based employee compensation determined under fair value based method for all awards	3,662	7,856	15,091

Pro forma net loss	$(18,446)	$(15,595)	$(43,052)

Basic and diluted net loss per share, as reported	$(0.45)	$(0.28)	$(0.92)

Basic and diluted pro forma net loss per share	$(0.57)	$(.50)	$(1.34)

Segment Information
      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance. The Company operates in one segment, configuration, pricing management and quoting solutions for electronic commerce. The Company primarily markets its products in the United States.
      International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2005, sales to international locations were derived primarily from Canada, France, India, Japan, New Zealand, Sweden, and the United Kingdom. For the fiscal year ended March 31, 2004, sales to international locations were derived primarily from Australia, Canada, Germany, India, Japan, New Zealand, and the United Kingdom. For the fiscal year ended March 31, 2003, sales to international locations were derived primarily from Canada, Germany, India, Japan, Mexico, New Zealand, Sweden, and the United Kingdom.

	Years Ended March 31,

	2005	2004	2003

International revenues	33%	10%	24%
Domestic revenues	67%	90%	76%

Total Revenues	100%	100%	100%

      For the year ended March 31, 2005, there were revenues from one specific international customer, which accounted for 12% of the total revenue. For the years ended March 31, 2004 and 2003, there were no sales to a specific international customers that, which accounted for at least 10% of the total revenue.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended March 31, 2005 and 2004, the Company held long-lived assets outside of the United States with a net book of approximately $1.2 million and approximately $1.4 million respectively, which were in India.

Contract termination
      During the year ended March 31, 2004, the Company terminated a license and services contract in connection with the sale of certain intellectual property assets to Accenture. Pursuant to our agreement with that customer, the Company will retain all payments that the Company has received or is entitled to collect for items and services earned before the cancellation occurred. As a result of this termination, the Company recognized revenue in the amount of cash received, for licenses and for implementation services. For the year ending March 31, 2004, the Company recognized approximately $849,000 of license revenue and approximately $964,000 of services revenue from the cancelled contract.

Sale of eInsurance Assets
      In December 2003, pursuant to an asset purchase agreement the Company sold its suite of intellectual property assets targeted specifically for the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and the Company entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000. The Company recognized approximately $1.1 million in other income for the year ended March 31, 2004.

Concurrent Transaction
      The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the year ending March 31, 2005, the Company recognized approximately $515,000 in license and service royalty revenue, which is net of approximately $264,000 professional services purchased by the Company. For the year ending March 31, 2004, the Company recognized approximately $871,000 in license and service royalty revenue, which is net of approximately $69,000 professional services purchased by the Company. For the year ending March 31, 2003, the Company recognized approximately $441,000 as license and service revenue that is net of approximately $179,000 professional services purchased by the Company.

Related Party Transaction and Severance Agreement
      In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminates the CTA service. During the year ended March 31, 2005, the Company recorded approximately $220,000 as outside services expenses in general and administration. In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. Since the Company believed the payment was estimatable and probable, and therefore, accrued for this amount in September 2003, as compensation expense of which approximately $93,000 was included in the cost of goods sold, approximately $231,000 was included in research and development, approximately $52,000 as a sales and marketing expense and approximately $37,000 was included as a general and administrative expense.

New Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 R, “Share-Based Payment”, as an amendment to FASB No. 123. FASB 123 R requires a public entity to measure the cost of employee services received in

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FASB No. 123. The Company will adopt the provisions of FASB 123 R using a modified prospective application effective April 1, 2006. This new pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation among other changes, FASB 123 R will apply to new awards and to awards that are outstanding which are subsequently modified or cancelled. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed under FASB 123 R will be applied to stock-based awards after the effective date and the impact the recognition of compensation expense related to such awards will have on its operating results.

Reclassifications
      Certain reclassifications have been made to prior year balances in order to conform them to the current year’s presentation.
      We have reclassified certain amounts in the consolidated statement of cash flows for the year ended March 31, 2004 and in the consolidated balance sheets for the year ended March 31, 2004 to conform to the current presentation. Certificates of deposits of approximately $555,000 and approximately $2.1 million have been reclassified from cash equivalent to short-term investments and long-term investments, respectively for the year ended March 31, 2004. Due to this reclassification, net cash used in investing activities increased by approximately $2.6 million for the year ended March 31, 2004.

3.	Cash, Cash Equivalents and Investments
      Cash, cash equivalents, short term and long term investments consisted of the following:

	Unrealized

	Cost	Gain	Loss	Market

	(in thousands)
March 31, 2005:
Cash and cash equivalents:
Cash	$3,861	$—	$—	$3,861
Money market fund	17,002	—	—	17,002
Commercial paper	8,498	—	(1)	8,497

	$29,361	$—	$(1)	$29,360

Short-term investments:
(due in less than 12 months)
Auction rate securities	$7,000	$—	$—	$7,000
Government agencies	46,517	—	(358)	46,159
Corporate notes & bonds	9,225	—	(47)	9,178
Certificate of deposit	1,566	—		1,566

	$64,308	$—	$(405)	$63,903

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized

	Cost	Gain	Loss	Market

	(in thousands)
Long-term investments:
(due in 12 to 18 months)
Government agencies	$4,503	$—	$(42)	$4,461
Corporate notes & bonds	1,145	—	—	1,145

	$5,648	$—	$(42)	$5,606

March 31, 2004:
Cash and cash equivalents:
Cash	$24,929	$—	$—	$24,929
Money market fund	2,800	—	—	2,800
Commercial paper	999	—	—	999

	$28,728	$—	$—	$28,728

Short-term investments:
(due in less than 12 months)
Auction rate securities	$27,850	$—	$—	$27,850
Government agencies	25,536	27	—	25,563
Corporate notes & bonds	14,411	7	—	14,418
Certificate of deposit	744	—	—	744

	$68,541	$34	$—	$68,575

Long-term investments:
(due in 12 to 18 months)
Government agencies	$18,543	$15	$—	$18,558
Corporate notes & bonds	849	—	(2)	847
Certificate of deposit	2,066	—	—	2,066

	$21,458	$15	$(2)	$21,471

      The Company has only one active operating lease that requires a security deposit to be maintained at financial institutions for the term of the lease. As of March 31, 2005, this security deposit of approximately $182,000 is classified as a restricted short-term investment and held in commercial paper. The deposit will mature in September 2005. As of March 31, 2004, this security deposit of approximately $180,000 is classified as a restricted long-term investment and held in commercial paper.
      Net unrealized holding losses and gains on available-for-sale securities as of March 31, 2005 and 2004 were approximately $448,000 and approximately $47,000, respectively. The Company realized losses from investments of approximately $3,000 for the year ended March 31, 2005 and approximately $81,000 in 2004. The Company realized gains of approximately $144,000 in 2003.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment, at cost, consist of the following:

	March 31,

	2005	2004

	(in thousands)
Computers and software	$8,397	$9,768
Furniture and equipment	2,878	3,162
Leasehold improvements	2,409	2,615
Land and building	1,118	1,109
Automobile	39	—

	14,841	16,654
Less: accumulated depreciation	(11,683)	(13,034)

Total property and equipment, net	$3,158	$3,620

5.	Stockholder Notes Receivable
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
      The Company leases office space and office equipment under operating lease agreements that expire at various dates through 2010. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2005, are as follows:

	Offices	Equipment	Total

	(In thousands)
2006	$2,382	$38	$2,420
2007	2,370	27	2,397
2008	2,466	27	2,493
2009	2,562	12	2,574
2010	1,975	—	1,975

Total future minimum payments	$11,755	$104	$11,859

      Rental expenses for office space and equipment were approximately $2.8 million, $3.0 million, and $3.8 million for the years ended March 31, 2005, 2004 and 2003, respectively.

7.	Litigation
      The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The Company believes that the ultimate amount of

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability, if any, for any pending claims of any type, except for the items mentioned below, (either alone or combined) will not materially affect our financial position, results of operations or liquidity.

Patent Infringement
      On April 22, 2004, Trilogy Group filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy Group patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy Group’s patents in the future, and any other relief to which Trilogy Group may be entitled. The Company intends to vigorously defend against Trilogy Group’s claims and may incur substantial costs in such defense. The Company believes the claims are without merit.
      On September 2, 2004, the Company filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy Group for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy Group from infringing the Company’s patents in the future, and any other relief to which Trilogy Group may be entitled. Discovery has just begun in this action. The Court has set a trial date for January 2006 in this action.

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
      The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for the Company’s stock.
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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the individual defendants. The Court ordered the dismissal of the officers and directors without prejudice on October 9, 2002. The Court rendered its decision on the motion to dismiss on February 19, 2003, denying dismissal of the Company.
      On June 25, 2003, a Special Committee of the Board of Directors approved a Memorandum of Understanding “MOU” reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the assignment by the Company of certain claims that the Company might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. The Company re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. At a hearing on April 13, 2005, the Court set January 6, 2006 as the date for the final fairness hearing. There are still discussions regarding the form of the notice for the final hearing, which will be sent out in September 2005. There can be no assurance that the Court will approve the settlement.
      In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). The Company is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have sought review of that decision. The Company, along with the other non-focus case issuer defendants, has not participated in the class certification phase.
      The plaintiffs’ money damage claims include prejudgment and post-judgment interest, attorneys’ and experts’ witness fees and other costs, as well as other relief to which the plaintiffs may be entitled should they prevail. The Company believes that the securities class action allegations against the Company and our officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously.

8.	Letters of Credit
      As of March 31, 2005 and 2004, the Company has a letter of credit totaling approximately $150,000, with a bank which serve as collateral for the Company’s obligations to third parties for lease payments. As of March 31, 2005 and 2004, no amounts were drawn under this letter of credit.

9.	Goodwill
      Goodwill represents the excess of the purchase price of acquired companies over estimated fair values of tangible and intangible net assets acquired.
      In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeded its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.
      In April 2002, the Company performed, under SFAS 142, the first of the required impairment tests of goodwill. That test indicated that the carrying values exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company performed step two of the test. The Company compared the implied fair value of the affected reporting unit’s goodwill to its carrying value to measure the amount of impairment. The fair value of goodwill was determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation. Based on this analysis, the Company measured and recognized an impairment loss for the remaining balance of goodwill of approximately $10.0 million for the three months ended June 30, 2002. This loss was recorded as a cumulative effect of an accounting change in the period.

10.	Stockholders’ Equity

Common Stock Reserved for Future Issuance
      At March 31, 2005, common stock reserved for future issuance was as follows:

(in thousands)
Stock option plans:
Outstanding	8,440
Reserved for future grants	5,587
Employee Stock Purchase Plan	1,807

Total common stock reserved for future issuance	15,834

Preferred Stock
      The Company’s Certificate of Incorporation was amended to authorize 25 million shares of preferred stock at a par value of $0.0001 per share upon reincorporation in Delaware in January 2000. There was no preferred stock issued and outstanding at March 31, 2005 and 2004.
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
      During 2005, the Company awarded 15,000 shares of restricted stock to the new CEO and recorded a deferred compensation charge of approximately $51,000. In addition, the Company granted severance awards to certain terminated employees which modified the terms of their stock options and resulted in the Company recording approximately $137,000 stock compensation charge.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Deferred Compensation
      The Company recorded deferred stock compensation expenses in connection with certain stock options to employees representing the difference between the fair market value of the stock at the grant date and the exercise price, as prescribed in APB 25. Deferred compensation amounts are included as a reduction in stockholders’ equity. Deferred compensation related to these grants are being amortized by charges to operations over its vesting periods.
      During the year ended March 31, 2005, the Company recorded total compensation expense of approximately $131,000, which was included in the cost of sales. During the year ended March 31, 2004, the Company recorded total compensation expense of approximately $149,000 of which approximately $3,000 was included in sales and marketing expense and approximately $146,000 was included in general and administrative expense. During the year ended March 31, 2003, the Company recorded a total compensation expense of approximately $7,000 of which approximately $2,000 was recorded as cost of goods sold and $5,000 as general and administrative expense.

Stock Repurchase
      In May 2003, the Board of Directors approved a stock buyback program to repurchase up to $30.0 million worth of stock in the open market subject to certain criteria as determined by the Board.
      During the year ended March 31, 2005, the Company repurchased approximately 201,500 shares of its common stock at an average price of $3.96 in the open market at a cost of approximately $798,000 including brokerage fees. During the year ended March 31, 2004, the Company repurchased 383,600 shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $1.3 million including brokerage fees. During the year ended March 31, 2003, the Company repurchased approximately 4.1 million shares of its common stock at an average price of $3.26 in the open market at a cost of approximately $13.4 million including brokerage fees.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tender Offer
      On February 19, 2003, the Company commenced an option exchange program in which its employees were offered the opportunity to exchange stock options with exercise prices of $4.17 and above for new stock options. Participants in the exchange program were to receive new options to purchase one hundred percent (100%) of the number of share of our common stock subject to the options that were cancelled. On March 19, 2003, approximately 1.1 million stock options were cancelled at a weighted exercise price of $19.18. The exchange offer was not available to executive officers and members of our Board of Directors. Approximately 933,000 new options were granted on September 22, 2003 at the market price of $4.24 per share.

Stock Option Plans — Approved by Stockholders

1996 Plan
      The Company adopted the 1996 Stock Plan as amended and restated March 28, 2001 (the “1996 Plan”). A total of approximately 8.1 million shares of common stock have been reserved under the 1996 Plan. With limited restrictions, if shares awarded under the 1996 Plan are forfeited, those shares will again become available for new awards under the 1996 Plan. The 1996 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the board and consultants are eligible to participate in the 1996 Plan. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1996 Plan have a maximum term of ten years.
      The Compensation Committee of the Board of Directors administers the 1996 Plan and has complete discretion to make all decisions relating to the interpretation and operation of the 1996 Plan. The Compensation Committee has the discretion to determine which eligible persons are to receive an award, and to determine the type, number, vesting requirements and other features and conditions of each award. The exercise price of options may be paid with: cash, outstanding shares of common stock, the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. The purchase price for newly issued restricted shares may be paid with: cash, a promissory note or the rendering of past or future services. The Compensation Committee may reprice options and may modify, extend or assume outstanding options and stock appreciation rights. The Compensation Committee may accept the cancellation of outstanding options or stock appreciation rights in return for the grant of new options or stock appreciation rights. The new option or right may have the same or a different number of shares and the same or a different exercise price. If a merger or other reorganization occurs, the agreement of merger or reorganization shall provide that outstanding options and other awards under the 1996 Plan shall be assumed or substituted with comparable awards by the surviving corporation or its parent or subsidiary, shall be continued by the Company if it is the surviving corporation, shall have accelerated vesting and then expire early or shall be cancelled for a cash payment. If a change in control occurs and a plan participant is involuntarily terminated within 12 months following this change in control, then the vesting of awards held by the participant will accelerate, as if the participant provided another 12 months of service. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation, a sale of all or substantially all of the assets, a proxy contest that results in replacement of more than one-half of the directors over a 24-month period or an acquisition of 50% or more of the outstanding stock by a person other than a person related to the Company, including a corporation owned by the stockholders. The Board of

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Directors may amend or terminate the 1996 Plan at any time. The 1996 Plan will continue in effect indefinitely unless the Board of Directors decides to terminate the plan earlier.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock Option Plans — Not Required to be Approved by Stockholders

Officer Option Agreement
      On March 9, 2000, the Company entered into a stock option agreement with an optionee that granted the optionee a nonstatutory stock option for 50,000 shares of the Company’s common stock at an exercise price

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
per share of $25.50. The option is immediately exercisable but any shares that remain unvested at service termination is subject to the Company’s repurchase right. 1/48th of the shares subject to the option vest (and the corresponding repurchase lapses) upon the completion of each month of service after the vesting commencement date of March 9, 2000. The exercise price of the option may be paid with: cash, outstanding shares of common stock, the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. If a change in control occurs, the shares subject to the option will become fully vested if the Company’s repurchase right is not assigned to the entity employing the optionee after the change in control or to its parent or subsidiary. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation or a sale of all or substantially all of the assets. If a merger or other reorganization occurs, the agreement of merger or reorganization may provide that the surviving corporation or its parent shall substitute its own option for the option, the option shall be continued by the Company if it is the surviving corporation or the option shall be cancelled for a cash payment. The option expires 10 years after the option grant date but will expire earlier if there is a termination of service of the optionee.
      On January 19, 2005, the Company entered into a stock option agreement with the Company’s Chief Executive officer, Vincent Ostrosky, that granted him a nonstatutory stock option for 990,000 shares of the Company’s common stock at an exercise price per share of $3.40 (660,000 options were also granted to Mr. Ostrosky from the 1999 Equity Incentive Plan to comprise the total number of options under his employment agreement with the Company). The option vests 1/48th upon the completion of each month of service after the vesting commencement date of October 21, 2004. The exercise price of the option may be paid with: cash, outstanding shares of common stock, or the cashless exercise method through a designated broker. If a change in control occurs, the shares subject to the option will become vested in an additional number of shares equal to 50% of the then unvested shares subject to the option. In the event that an Involuntary Termination occurs within 24 months following a change in control, the option will become vested in all of the unvested shares subject to the option. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation or a sale of all or substantially all of the assets. If a merger or other reorganization occurs, the agreement of merger or reorganization may provide that the surviving corporation or its parent shall substitute its own option for the option, the option shall be continued by the Company if it is the surviving corporation or the option shall be cancelled for a cash payment. The option expires 10 years after the option grant date but will expire earlier if there is a termination of service of the optionee.

2001 Supplemental Plan
      The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on April 4, 2001, and the Supplemental Plan did not require stockholder approval. A total of approximately 2.5 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.
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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Activity under all stock option plans is as follows:

		Options Outstanding

	Shares			Weighted-
	Available for	Number of		Average
	Grant	Shares	Exercise Price	Exercise Price

	(in thousands)
Balance at March 31, 2002	1,003	9,015	$0.10 – $74.69	$8.45
Increase in shares reserved	3,308	—
Options granted	(2,623)	2,623	$1.99 – $4.35	$2.73
Options exercised	—	(187)	$0.10 – $3.92	$1.80
Options canceled	2,080	(2,893)	$0.30 – $74.69	$13.50

Balance at March 31, 2003	3,768	8,558	$0.20 – $63.48	$5.13
Increase in shares reserved	1,571	—
Options granted	(2,289)	2,289	$2.35 – $5.30	$4.46
Options exercised	—	(1,984)	$0.20 – $4.38	$3.11
Options canceled	1,750	(1,841)	$1.25 – $63.48	$6.82

Balance at March 31, 2004	4,800	7,022	$0.20 – $63.48	$5.62
Increase in shares reserved	1,635	—
CEO compensation plan	990	—
Options granted	(3,615)	3,615	$3.13 – $5.38	$3.56
Options exercised	—	(389)	$0.20 – $4.24	$2.87
Options canceled	1,777	(1,777)	$1.99 – $63.48	$6.49
Awards issued	—	(15)	$3.40 – $3.40	$3.40

Balance at March 31, 2005	5,587	8,440	$0.50 – $63.48	$4.17

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Vested

		Weighted-
	Number of	Average			Weighted-
	Outstanding	Remaining			Average
Range of	Shares as of	Contractual	Range of	Options Vested at	Exercise
Exercise Prices	March 31, 2005	Life	Exercise Prices	March 31, 2005	Price

	(in thousands)			(in thousands)
$0.50 – $ 2.56	1,700	7.21	$0.50 – $ 2.56	1,370	$2.48
$2.69 – $ 3.40	3,020	8.39	$2.69 – $ 3.40	458	$3.13
$3.44 – $ 4.16	1,920	6.98	$3.44 – $ 4.16	1,416	$3.97
$4.20 – $ 5.30	1,415	7.76	$4.20 – $ 5.30	1,048	$4.47
$5.38 – $63.48	385	5.69	$5.38 – $63.48	340	$19.27

$0.50 – $63.48	8,440	8.01	$0.50 – $63.48	4,631	$4.68

      The weighted average, grant date fair value of options granted during the year, except when the exercise prices of some options differ from the market price of the stock on the grant date is as follows:

	March 31,

	2005	2004	2003

Weighted average options with strike price below FMV	2.79	2.08	1.87
Weighted average options with strike price at FMV	1.88	1.65	1.50
Weighted average options with strike price above FMV	—	—	—
Equity Compensation Plan Information

		Weighted-Average	Number of Securities
	Number of Securities to	Exercise Price of	Remaining Available
	be Issued upon Exercise	Outstanding	for Future Issuance
	of Outstanding Options,	Options and	Under Equity
	and Rights	Rights	Compensation Plans

Plans Approved by Stockholders
1996 Stock Plan	1,165	$4.85	712
1999 Equity Incentive Plan	4,772	$4.25	4,498	(1)
1999 Employee Stock Purchase Plan	—	$2.41	1,807	(2)
Plans Not Required to be Approved by Stockholders
Officer Option Agreement	990	$3.40	—
2001 Supplemental Plan	1,513	$3.91	377

Total	8,440		7,394

(1)	On each January 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million shares.

(2)	On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.
      All vested shares granted under all Plans are exercisable, however, shares exercised but not vested under the 1996 Stock Plan are subject to repurchase. At March 31, 2005, no shares were subject to repurchase under the 1996 Stock Plan.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following table presents the computation of basic and diluted net loss per share:

	Years Ended March 31,

	2005	2004	2003

	(in thousands, except per share amounts)
Net loss	$(14,653)	$(8,846)	$(29,748)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,665	31,177	32,331
Less weighted-average shares subject to repurchase	—	(12)	(112)

Weighted-average shares used in computing basic and diluted net loss per share	32,665	31,165	32,219

Basic and diluted net loss per share	$(0.45)	$(0.28)	$(0.92)

      The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Years Ended March 31,

	2005	2004	2003

	(in thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	6,493	589	3,798
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	1,947	6,425	4,752
Common shares excluded resulting from common stock subject to repurchase	—	—	43

Total common stock equivalents excluded from diluted net loss per common share	8,440	7,014	8,593

12.	Income Taxes
      The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

	March 31,

	2005	2004	2003

Domestic Pre-Tax Loss	$(15,628)	$(7,380)	$(20,358)
Foreign Pre-Tax Income/(Loss)	858	(1,466)	584

Total Pre-Tax Loss	$(14,770)	$(8,846)	$(19,774)

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended March 31,

	2005	2004	2003

Federal tax at statutory rate	$(5,170)	$(3,096)	$(9,822)
Computed state tax	70	50	50
Computed foreign tax	57	240	169
Losses not benefited	5,165	2,861	6,194
Deferred compensation expense	52	511	724
Nondeductible acquisition expenses	—	—	3,276
Change in tax reserve	(235)	(240)	(169)
Non-deductible expenses	4	29	31
Research and development tax credits	(60)	(355)	(453)

Income tax benefit	$(117)	$—	$—

	Years Ended March 31,

	2005	2004	2003

US current tax benefit	$(114)	$—	$—
Foreign tax expense	(3)	—	—

Income tax benefit	$(117)	$—	$—

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
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,

	2005	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$56,325	$47,043	$38,181
Tax credit carryforwards	5,418	4,766	4,065
Deferred revenue	767	618	5,766
Other	4,067	4,316	4,576

Total net deferred tax assets	66,577	56,743	52,588
Valuation allowance	(66,577)	(56,743)	(52,588)

Net deferred tax assets	$—	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance increased by approximately $9.8 million, $4.2 million, and $15.6 million during 2005, 2004, and 2003 respectively.
      As of March 31, 2005, the Company had federal, state and foreign net operating loss carryforwards of approximately $143.4 million, approximately $48.5 million and approximately $10.6 million, respectively. As of March 31, 2005, the Company also had federal and state research and development tax credit carryforwards of approximately $2.9 million and $3.9 million, respectively. The federal net operating loss and credit

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carryforwards expire at various dates through 2025, if not utilized. The state net operating loss carryforwards expire at various dates through 2016, if not utilized. The state tax credit carryforwards have no expiration date. Of the foreign net operating loss carryforwards, approximately $8.6 million relate to the U.K. and approximately $2.0 million relate to Canada. The U.K. net operating loss carryforwards have no expiration date and may be carried forward indefinitely, subject to certain restrictions. The Canadian net operating loss carryforwards expire at various dates through 2015, if not utilized.
      Selectica’s subsidiary in India (Selectica India Private Ltd.), has a 10-year tax holiday, which commenced from the fiscal year 1999. Selectica India Private Ltd. will be exempt from taxation on income generated during this period.
      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credits before utilization.

13.	Benefit Plan
      Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2005, 2004, and 2003. Administrative expenses relating to the 401(k) Plan are insignificant.

14.	Restructuring
      In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan (“Plan 1”) was initiated in the quarter ended March 31, 2001 and was comprised of severance and related benefits of $667,000 for the reduction of 30 staff in the areas of professional services, research and development, sales, marketing, and general administration. The second plan (“Plan 2”) was initiated and completed in the quarter ended June 30, 2001 and was comprised of severance and related benefits of $1.8 million for the reduction of 41 staff in the areas of professional services, research and development, sales, marketing, and general administration. The third plan (“Plan 3”) was initiated in July 2002 and was comprised of severance and related benefits of $1.7 million for the reduction of 38 staff in the areas of professional services, research and development, sales, marketing, and general administration and was completed in the fourth quarter of 2004.
      Plan 1 reduced headcount by 6, 3, 11, and 10 for professional services, research and development, sales and marketing, and general administration, respectively. Plan 2 further reduced headcount by 5, 18, 17, and 1 for professional services, research and development, sales and marketing, and general administration, respectively. Plan 3 reduced headcount by 9, 7, 17, and 5 for professional services, research and development, sales and marketing, and general administration, respectively
      In January 2005, the Company had made further reductions in headcount of 34 staff of Plan 4. The Company made these reductions in an effort to reduce costs in response to continued decline in bookings and economic conditions. The headcount reductions were 5 in professional services, 20 in research and development, 8 in sales and marketing, and 1 in general administration. These headcount reductions resulted in severance and other benefits of approximately $929,000.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the accrued restructuring balances related to all of the plans described above was as follows:
      Include subtotals for each year-end.

(in thousands)
Charge for the year ended March 31, 2001 — Plan 1	$667
Payments for the year ended March 31, 2001 — Plan 1	(317)

Accrual balance, March 31, 2001	350
Charge for the year ended March 31, 2002 — Plan 2	1,759
Payments for the year ended March 31, 2002 — Plan 1	(350)
Payments for the year ended March 31, 2002 — Plan 2	(1,577)

Accrual balance, March 31, 2002	182
Charge for the year ended March 31, 2003 — Plan 3	1,760
Payments for the year ended March 31, 2003 — Plan 2	(182)
Stock based compensation for the year ended March 21, 2003 — Plan 3	(249)
Payments for the year ended March 31, 2003 — Plan 3	(1,247)

Accrual balance, March 31, 2003	264
Payments for the year ended March 31, 2004 — Plan 3	(198)
Write back of expense for the year ended March 31, 2004 — Plan 3	(66)

Accrual balance, March 31, 2004	—
Charge for the year ended March 31, 2005 — Plan 4	929
Payments for the year March 31, 2005 — Plan 4	(891)

Accrual balance, March 31, 2005	$38

15.	Subsequent Events
      On May 3, 2005, the Company acquired certain business assets of Determine Software, Inc. (Determine) for approximately $799,000 in cash. Determine is a provider of enterprise contract management software.
      The Company made a reduction in staff of 42 employees in May 2005. Additional headcount reductions consisted of 11 in professional services, 8 in research and development, 12 in sales and marketing and 11 in general administration and finance. These headcount reductions resulted in severance and other benefits of approximately $3.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Selectica, Inc.
      We have audited the accompanying consolidated balance sheets of Selectica, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica Inc. at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 10 to the consolidated financial statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selectica, Inc’s. internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Walnut Creek, California
June 24, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 29th day of June 2005.

SELECTICA, INC.
Registrant

/s/ Vincent G. Ostrosky

Vincent G. Ostrosky
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

Principal Executive Officer:
/s/ Vincent G. Ostrosky Vincent G. Ostrosky		President and Chief Executive Officer	June 29, 2005

Principal Financial Officer and Principal Accounting Officer:

/s/ Stephen Bennion Stephen Bennion		Chief Financial Officer	June 29, 2005

Direc	tors:

/s/ Jamie Arnold Jamie Arnold		Director	June 29, 2005

/s/ John Fisher John Fisher		Director	June 29, 2005

/s/ Michael Lyons Michael Lyons		Director	June 29, 2005

/s/ Sanjay Mittal Sanjay Mittal		Director	June 29, 2005

/s/ Thomas Neustaetter Thomas Neustaetter		Director	June 29, 2005

/s/ Vincent Ostrosky Vincent Ostrosky		Director	June 29, 2005

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	The Second Amended and Restated Certificate of Incorporation.
3	.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3	.3(4)	Amended and Restated Bylaws.
4	.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Form of Registrant’s Common Stock certificate.
4	.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4	.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10	.1(1)	Form of Indemnification Agreement.
10	.2(1)	1996 Stock Plan.
10	.3(4)	1999 Employee Stock Purchase Plan.
10	.4(4)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.
10	.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10	.7(1)	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, Dated October 1, 1999.
10	.8(4)	Warrant to Purchase Common Stock issued to Sales. Technologies Limited, dated April 4, 2001.
10	.9(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10	.10(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, Dated December 11, 2002.
10	.11(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10	.12(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10	.13(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10	.14(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10	.15(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10	.16(4)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10	.17(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.
10	.18(5)	Settlement Agreement and General Release between Registrant and David Choi, dated August 13, 2003.
10	.19(5)	Letter Agreement between Registrant and Sanjay Mittal, dated September 22, 2003.
10.20		1999 Equity Incentive Plan Stock Option Agreement.
10.21		1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).
10.22		1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).
10.23		Selectica UK Limited Major Account License Agreement dated December 5, 2003.
10.24		Amendment Agreement between MCI Worldcom, Limited and Selectica UK Limited, dated December 23, 2004.

Exhibit
No.		Description

10	.25(6)	Employment Agreement between the Registrant and Vincent G. Ostrosky dated as of October 1, 2004.
21	.1(4)	Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(5)	Previously filed in the Company’s report on Form 10-Q filed on November 11, 2003.

(6)	Previously filed in the Company’s report on Form 8-K filed on October 21, 2004.