Form 10-K/A
period 2005-03-31
SELECTICA INC
filed 2005-07-29
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___to ___

Commission file number 000-29637
SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0432030 (I.R.S. Employer Identification No.)

3 West Plumeria Drive, San Jose, California (Address of Principal Executive Offices)	95134-2111 (Zip Code)
Registrant’s telephone number, including area code: (408) 570-9700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☑ Yes ☐ No
The aggregate market value of voting stock held by non-affiliates of the registrant was $94,405,244.58 based upon the closing price on the NASDAQ on the last business day of the registrant’s most recently completed first fiscal quarter (June 30, 2005).
The number of shares outstanding of the registrant’s common stock as of June 30, 2005 was 32,865,885.

FORM 10-K/A

Item		Page No.
	PART III
10.	Directors and Executive Officers of the Registrant	1
11.	Executive Compensation	4
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10
13.	Certain Relationships and Related Transactions	12
14.	Principal Accountant Fees and Services	13
	Signatures	14
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

EXPLANATORY NOTE
     This Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended March 31, 2005, which was originally filed with the Securities and Exchange Commission on June 29, 2005, is being filed solely to include responses to the items required by Part III, which were originally expected to be incorporated by reference to the Company’s definitive Proxy Statement to be delivered to its stockholders in connection with its 2005 Annual Meeting of Stockholders.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
     Set forth below is information regarding the directors of the Company, including their ages as of June 30, 2005, the periods during which they have served as directors, and information furnished by them as to their principal occupations and directorships held by them in corporations whose shares are publicly registered.

			Positions and Offices
		Year Term	Held with the
Director	Age	Expires	Company
James Arnold, Jr.(1)(2)(3)	48	2007	Director
John Fisher(1)(2)	46	2006	Director
Michael Lyons(1)(2)	63	2006	Director
Dr. Sanjay Mittal	52	2005	Director
Thomas Neustaetter(1)(2)(3)	53	2005	Director
Vincent Ostrosky	43	2007	Chairman of the Board, President
			and Chief Executive Officer

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Nominating Committee
     James Arnold, Jr. has served as chairman and financial expert of Selectica’s audit committee since 2003. Mr. Arnold has served as the Senior Vice-President and Chief Financial Officer of ScanSoft since 2004. Prior to joining Scansoft, Mr. Arnold served as Corporate Vice President and Corporate Controller of Cadence Design Systems. Prior to joining Cadence, Mr. Arnold held a number of senior finance positions, including Chief Financial Officer, at Informix Corp. — now known as Ascential Software Corporation. From 1995 to 1997, Mr. Arnold served as Corporate Controller for Centura Software Corporation. Mr. Arnold worked in public accounting at Price Waterhouse LLP from 1983 to 1995, where he provided consulting and auditing services to companies in a broad array of industries including software, semiconductors, oil exploration & production, and banking. Mr. Arnold received a bachelor’s degree in finance from Delta State University in Cleveland, Mississippi and an M.B.A. from Loyola University in New Orleans, Louisiana.
     John Fisher has served as a director since July 1997. Since 1991, Mr. Fisher has served as a Managing Director of Draper Fisher Jurvetson, a venture capital firm. Mr. Fisher also serves on the boards of directors of Airprism, Cambridge Innovations, CMI Marketing, Entegrity Solutions, SafeView and Visto Corporation. Mr. Fisher received his B.A., Magna Cum Laude, in History of Science and his M.B.A. from Harvard University.
     Michael Lyons has served as a director since July 1998. He has served as Entrepreneur-in-Residence at Vanguard Ventures since 2003 and as Senior Advisory Director of Investcorp since February of 2003. He also serves on the boards of directors of Real-Time Innovations, SafeView and PetroShear, and as a member of the Battelle/PNNL DOE Industrial Advisory Board. Concurrently, Mr. Lyons is a Consulting Associate Professor at the Stanford University Department of

Management Science and Engineering. Mr. Lyons received a Bachelors and Masters (equivalent) in Engineering Physics from Cornell University in 1965 an M.S.E.E. from Stanford in 1966 and an M.B.A., with Distinction, from the Pepperdine Presidential/Key Executive Program in 1988. He is a graduate of the Stanford/AEA Institute for the Management of High Technology Companies and a Price-Babson Fellow in Entrepreneurship Education.
     Dr. Sanjay Mittal, a co-founder of the Company, has served on the Board of Directors since our inception. He served as the Chairman, President and Chief Executive Officer from July 2002 until September 2003. Prior to that, he served as the Chief Technical Officer and Executive Vice President of Engineering from the founding of the Company until 2002. He is the inventor of the Company’s industry-leading configuration engine and holds six patents. Prior to co-founding Selectica, from April 1992 to July 1996, Dr. Mittal was the founder and President of Catalogics Software Corporation, a configuration software company that became the basis for Selectica in 1996. From 1990 to 1992, Dr. Mittal managed a data-mining software development team at Metaphor, a business software company. Prior to that, Dr. Mittal was a senior research scientist at Xerox’s Palo Alto Research Center (PARC) from 1982 to 1990. Dr. Mittal received his B.Tech in Electrical Engineering from the Indian Institute of Technology and his M.S. and Ph.D. in Computer Science from Ohio State University.
     Thomas Neustaetter has served as a director since July 1999. Since March 1999, Mr. Neustaetter has been a Partner of JK&B Capital. Prior to joining JK&B Capital, Mr. Neustaetter was a Partner of the Chatterjee Group, an affiliate of Soros Fund Management, from January 1996 to February 1999. Mr. Neustaetter serves on the boards of directors of Cambia Security, Instantis, emWare, XOSoft, Intacct and Facetime Communications. Mr. Neustaetter earned his B.A. Phi Beta Kappa in Philosophy from the University of California, Berkeley, and his M.B.A. and M.S. in Information Science from University of California, Los Angeles.
     Vincent G. Ostrosky has served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors since October 2004. From September 2003 to September 2004, Mr. Ostrosky served as Vice President of IBM’s Integrated Supply Chain Business Transformation. From 2000 to 2003, Mr. Ostrosky served as Vice President of IBM’s Customer Relationship Management (CRM), as a worldwide business process executive for IBM Sales and Distribution, and as Vice President of Business Information and Transformation of IBM’s Technology Group. From 1994 to 2000, Mr. Ostrosky was employed as a member of the Senior Leadership Group of PriceWaterhouseCoopers where he was the Global Client Service Management Consulting Partner assigned to IBM.
Non-Director Executive Officers
     Our non-director executive officers and key employees and their ages as of June 30, 2005, are as follows:

Name	Age	Position

Stephen Bennion	58	Executive Vice President and Chief Financial Officer
     Stephen R. Bennion has served as our Chief Financial Officer and Executive Vice President of Finance since September 1999. He also served as President and Chief Executive Officer (Interim) from September 2003 to October 2004. Mr. Bennion served as our Executive Vice President of Worldwide Professional Services from October 2002 to May 2004. In January 2000, Mr. Bennion was elected our Secretary. From April 1998 to September 1998, Mr. Bennion served as Vice President and Chief Financial Officer for the Western Region for Cohesive Technology Solutions, a technology consulting company. From April 1995 to April 1998, Mr. Bennion served as Executive Vice President and Chief Financial Officer for Worldtalk Communications Corporation, an Internet e-mail software company. Mr. Bennion received his B.S. in accounting from Weber State University.
Audit Committee
     During the fiscal year ended March 31, 2005, the Audit Committee of the Board of Directors (the “Audit Committee”) held seven (7) meetings. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. During the fiscal year ended March 31, 2005, the members of the Audit Committee were Messrs. Arnold, Fisher, Lyons and Neustaetter.
     The Board amended and restated the Audit Committee’s written charter on January 21, 2004. A copy of the Audit Committee’s charter is available on the Company’s website at http://www.selectica.com/company/charters.html. The Board has determined each of the Audit Committee members to be independent under Nasdaq Rule 4200.
     The Board has determined that the Company’s financial expert is Mr. James Arnold, Jr.
Stockholder Director Nominations
     There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.
     The Nominating Committee may consider potential nominees identified by other sources, including current directors and senior management. In addition, the Committee is authorized to consider stockholder nominees for election to the Board. In determining whether to recommend a candidate to the Board of Directors, the Nominating Committee will consider the current composition and capabilities of current directors, as well as any additional qualities or capabilities considered necessary or desirable in light of the existing or anticipated needs of the Board.
     The Nominating Committee will evaluate candidates proposed by stockholders under criteria similar to the evaluation of other candidates. In addition, the Committee may also consider, as one of the factors in its evaluation, the amount of Company voting stock held by the stockholder and the length of time the stockholder has held such stock. The Nominating Committee will oversee an interview process in evaluating candidates. Stockholders wishing to submit candidates for consideration by the Nominating Committee may do so by writing to Selectica’s Corporate Secretary at Selectica, Inc., 3 West Plumeria Drive, San Jose, California, 95134, Attn: Director Nominations, and by complying with the Company’s bylaws, a copy of which was filed as an exhibit to the annual report on form 10-K dated June 30, 2003.
     To be considered by the Nominating Committee in connection with the Company’s annual meeting of stockholders, recommendations for nomination to the Board must be submitted to the Secretary of the Company at the principal executive offices of the Company not less than seventy days nor more than ninety days prior to the first anniversary of the preceding year’s annual meeting. Recommendations should include: (1) the stockholder’s name, address and telephone number; (2) the amount and nature of record and/or beneficial ownership of Selectica securities held by the stockholder; (3) the name, age, business address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed candidate; (4) a description of the qualifications and background of the proposed candidate that addresses the minimum qualifications and other criteria for Board membership approved by the Board from time to time; (5) the amount and nature of record and/or beneficial ownership of the Company securities held by the proposed candidate, if any; (6) a description of all arrangements or understandings between the stockholder and the proposed candidate relating to the proposed candidate’s candidacy; (7) a statement as to whether the proposed candidate would be considered an independent director under applicable Nasdaq rules; (8) the consent of the proposed candidate (a) to be named in the proxy statement relating to Selectica’s annual meeting of stockholders, and (b) to serve as a director if elected at such annual meeting; and (9) any other information regarding the proposed candidate that may be required to be included in a proxy statement by applicable SEC rules. The Nominating Committee may request any additional information reasonably necessary to assist it in assessing a proposed candidate.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and person who own more than 10% percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of the Reporting Persons’ Section 16(a) reports or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 2005, all Reporting Persons complied with all applicable filing requirements, except that Mr. Arnold filed one late report on Form 4 relating to the grant of the stock option described under “Director Compensation” above.
Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct
     The Board of Directors has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct applicable to all directors, officers and employees of the Company as required by applicable securities laws, rules of the Securities and Exchange Commission, and the listing standards of the NASDAQ Stock Market, Inc. The Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct can be found on our website, www.selectica.com/about/conduct.htm.
ITEM 11. EXECUTIVE COMPENSATION
     The following Summary Compensation Table sets forth information concerning compensation earned during the fiscal years ended March 31, 2005, 2004 and 2003 by (i) the Company’s Chief Executive Officer and (ii) the one other executive officer who was serving as an executive officer of the Company during the fiscal year that ended March 31, 2005, whose total salary and bonus for services rendered in all capacities to the Company exceeded $100,000 during the fiscal year ended March 31, 2005 (collectively, the “Named Officers”).
Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
						Securities
	Fiscal			Other Annual	Restricted Stock	Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus ($)	Compensation ($)	Awards ($)	Options (#)	Compensation($)
Stephen Bennion (1)	2005	257,227	—	—	—	250,000	—
Executive Vice President	2004	250,000	222,511	—	—	—	—
and Chief Financial Officer	2003	231,250	12,500	—	—	300,000	—
Vincent Ostrosky (2)	2005	178,333	200,000	79,523 (3)	51,000 (4)	1,650,000	1,175 (5)
Chairman, President and	2004	—	—	—	—	—	—
Chief Executive Officer	2003	—	—	—	—	—	—

(1)	Served as President and Chief Executive Officer (Interim) from September 2003 to October 2004.

(2)	Commenced serving as Chairman, President and Chief Executive Officer in October 2004.

(3)	Represents amounts reimbursed pursuant to Mr. Ostrosky’s Employment Agreement for the payment of taxes with respect to his restricted stock award.

(4)	The amount of $51,000 represents a grant of 15,000 restricted shares of the Company’s Common Stock awarded to Mr. Ostrosky pursuant to his Employment Agreement. All of the shares vest when he completes one year of service with the Company. The shares have the same dividend rights as other shares of the Company’s Common Stock. As of March 31, 2005, Mr. Ostrosky held 15,000 restricted shares of the Company’s Common Stock with a market value of $48,300.

(5)	Represents premiums on term life insurance maintained by the Company for Mr. Ostrosky’s benefit pursuant to his Employment Agreement.
Options Granted in Last Fiscal Year
     The following table provides information on stock option grants to the Named Officers during the fiscal year ended March 31, 2005. These options are included in the Summary Compensation Table. All options were granted at fair market value under the 1999 Equity Incentive Plan. The gains calculated below assume annual compound stock price appreciation of 5% and 10% from the date the option was originally granted until the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are required by SEC rules and do not represent the Company’s estimate or projection of future stock prices.

	Individual Grants				Value at Assumed
	Number of				Annual Rates of
	Securities				Stock Price
	Underlying	% of Total Options			Appreciation for
	Options	Granted to Employees	Exercise	Expiration	Option Term
Name	Granted (#)	in Fiscal Year 2005	Price ($/Sh)	Date	5% ($)	10% ($)
Stephen Bennion (1)	250,000	6.94%	3.40	1/19/2015	534,375	1,354,105
Vincent Ostrosky (2)	1,650,000	45.83%	3.40	1/19/2015	3,526,877	8,937,096

(1)	The options become exercisable for 1/48th of the shares when Mr. Ostrosky completes each month of continuous employment after his start date with the Company (October 21, 2004). In the event that the Company is subject to a change in control, the options become exercisable for 50% of the remaining unvested shares. If Mr. Ostrosky is subject to an involuntary termination within 24 months after the change in control, the options become exercisable for all remaining shares. The options have a term of 10 years but will expire earlier if Mr. Ostrosky’s service terminates. The options were granted to Mr. Ostrosky in lieu of the grant contemplated by the employment agreement dated October 1, 2004, between him and the Company. (The grant described in the employment agreement would have covered 1,300,000 shares but would have provided for an exercise price equal to 85% of the closing price of the Company’s Common Stock on the date of grant.)

(2)	The option becomes exercisable for 1/48th of the shares when Mr. Bennion completes each month of continuous employment after the date of grant. In the event that the Company is subject to a change in control and Mr. Bennion is subject to an involuntary termination within 12 months thereafter, the option becomes exercisable for the greater of (a) an additional 25% of the total number of shares or (b) 50% of the remaining unvested shares. The option has a term of 10 years but will expire earlier if Mr. Bennion’s service terminates.
Fiscal Year End Option Values
     No options were exercised by any of the Named Officers during fiscal 2005. The following table sets forth information concerning the year-end number and value of unexercised options with respect to each Named Officer. No stock appreciation rights were granted or exercised by the Named Officers or were outstanding during fiscal 2005.

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-
	Options at Fiscal Year-End		The-Money Options at Fiscal
	(#)		Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen Bennion	435,416	314,584	222,500	49,500
Vincent Ostrosky	171,875	1,478,125	0	0

(1)	Based on the fair market value of the Company’s Common Stock on March 31, 2005 ($3.22 per share), which is the closing price on March 31, 2005 on the Nasdaq Stock Market.
Director Compensation
     Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors, except that Mr. Arnold receives $10,000 annually for his services as Audit Committee Chairman.
     Non-employee Board members are eligible for option grants under the Company’s 1999 Equity Incentive Plan under the automatic option grant program. Each individual who first becomes a non-employee Board member after December 11, 2002 will be granted an option (“Initial Option”) to purchase 50,000 shares of the Company’s Common Stock on the date such individual joins the Board. The Initial Option becomes vested as to 25% of the option shares upon the completion of 12 months of service and as to 1/48 of the option shares upon the completion of each month of service thereafter. In addition, at each Annual Meeting of Stockholders, each non-employee director who will continue to be a director after such Annual Meeting will receive an additional option (“Annual Option”) to purchase 12,500 shares of Common Stock. The Annual Option becomes fully vested upon the completion of 12 months of service from the grant date. Each director who received an

Initial Option will first be eligible to receive an Annual Option in the calendar year after the calendar year in which the director received the Initial Option. The exercise price for each option grant will be equal to the fair market value per share of Common Stock on the option grant date. If there is a change in control or a termination as a result of death, disability or retirement after reaching age 65, the Initial Options and Annual Options will become fully vested. Pursuant to the terms of the automatic option grant program under the Company’s 1999 Equity Incentive Plan, Messrs. Arnold, Fisher, Lyons, Mittal and Neustaetter will each receive an option to purchase 12,500 shares of Common Stock in connection with the 2005 Annual Meeting.
     All directors are also eligible to receive options and be issued shares of Common Stock directly under the 1999 Equity Incentive Plan, outside of the automatic option grant program, and directors who are employees of the Company are also eligible to participate in the Company’s 1999 Employee Stock Purchase Plan.
Employment Contracts, Termination of Employment and Change in Control Arrangements
     Under his employment agreement, dated October 1, 2004, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, Vincent Ostrosky, receives an annual base salary of at least $400,000. Mr. Ostrosky received a signing bonus of $200,000; a pro rata portion of the after-tax amount of this bonus must be repaid to the Company if he resigns without good reason before completing 12 months of employment. Mr. Ostrosky also received a bonus of $150,000 for remaining employed through March 31, 2005. For fiscal years following fiscal year 2005, Mr. Ostrosky will be eligible to receive an annual incentive bonus with a target amount equal to 75% of his annual base salary (not to exceed 150% of his annual base salary) based on achievement of objective or subjective criteria established by the Company’s Compensation Committee. The Company awarded Mr. Ostrosky 15,000 shares of the Company’s common stock that will become fully vested upon Mr. Ostrosky’s completion of twelve months of continuous service. In addition, the Company reimbursed him for the taxes payable on the shares and on the reimbursement. The Company also granted Mr. Ostrosky stock options covering 1,650,000 shares of the Company’s common stock which become exercisable for 1/48th of the total number shares as Mr. Ostrosky completes each month of employment. Immediately before the closing date of a change in control, Mr. Ostrosky will become vested in 50% of the unvested option shares and, if he experiences an involuntary termination within 24 months following a change in control, he will become vested in all of the unvested option shares. In connection with a change in control, if his options are not continued, assumed or substituted with substantially similar options, such options will be cancelled and Mr. Ostrosky will receive a cash payment equal to the excess of the fair market value of the shares subject to his options as of the closing date of the change in control over their exercise price. Mr. Ostrosky’s employment agreement provides for “at will” employment. If Mr. Ostrosky experiences an involuntary termination and he signs a release of claims, for 24 months following his termination date, the Company will continue to pay Mr. Ostrosky his then base salary and for 12 months following his termination date, the Company will pay him an amount equal to 1/12 of his average annualized bonus payments for all prior years of employment (except that the signing bonus does not count towards this calculation). If this involuntary termination does not occur within 24 months following a change in control, Mr. Ostrosky will become vested in an additional number of option shares, as if he provided an additional 12 months of service following his termination date. The Company will also pay and/or reimburse Mr. Ostrosky for the reasonable actual moving expenses he incurs to move to the Bay Area, including certain commuting and living expenses incurred before he permanently moves (including a tax gross-up). The Company will also pay the premium for a term life insurance policy for Mr. Ostrosky for a benefit payment equal to 2.5 times his initial base salary amount.
     Under his employment agreement dated January 1, 2003, the Company’s Executive Vice President and Chief Financial Officer, Stephen Bennion, receives an annual base salary of at least $250,000 and is eligible to be considered for an annual incentive bonus after the Company attains profitability. Mr. Bennion also received an option grant for 300,000 shares of the Company’s common stock that becomes exercisable in 36 equal installments upon his completion of each month of service following the date of grant. This option becomes fully exercisable if Mr. Bennion is involuntarily terminated within 12 months after a change in control. If the Company terminates his employment for any reason other than cause or permanent disability and he signs a release of claims against the Company, he will be entitled to receive his most recent base salary for 12 months after the date of employment termination but if he is involuntarily terminated within 12 months after a change in control, instead of the previously described severance package, he will be entitled to receive his most recent base salary for 18 months after his employment terminates and the Company will continue his group insurance coverage (or pay his COBRA premiums) until the earlier of (a) the date when he receives substantially equivalent coverage in connection with new employment or (b) the date that is 18 months after employment termination (or, if the Company pays his COBRA premiums, the date when COBRA coverage expires). As severance in either of the above scenarios, the Company will also pay to Mr. Bennion a pro rata portion of any incentive bonus that he would have received had his employment not been terminated.
     If a change in control occurs, an option or other award under the 1999 Equity Incentive Plan will become fully exercisable and fully vested if the option or award does not continue to be outstanding, is not assumed by the surviving corporation or its parent or subsidiary or if the surviving corporation or its parent or subsidiary does not substitute the awards granted under the 1999 Equity Incentive Plan with awards that have substantially the same terms. In addition, if an optionee is involuntarily terminated within 12 months following a change in control, he or she will become vested in an additional number of option shares as if he or she completed another 12 months of service. If a change in control occurs and an executive officer or certain of our key employees are involuntarily terminated within 12 months following this change in control, then he or she will become vested in an additional number of option shares equal to the greater of 50% of the then unvested option shares or the number of option shares the executive officer or key employee would become vested in if he or she completed another 12 months of service.
     For options granted prior to the Company’s initial public offering under the Company’s 1996 Stock Plan, upon a merger or consolidation, the merger agreement may provide for the continuation of the options if the Company is the surviving corporation, assumption of the options by the surviving corporation or its parent, settlement of the options in cash in an amount equal to the difference between the exercise price of the options and the value in the transaction of the same number of shares of the Company’s common stock or the substitution of its own options by the surviving corporation or its parent for the options granted under the 1996 Stock Plan. If the Company’s right of repurchase isn’t assigned to the entity that employs the optionee immediately after a change in control or its parent or subsidiary, the right of repurchase will lapse entirely and all of the shares of the Company’s common stock subject to the options will become fully vested.
     Under the Company’s 1996 Stock Plan, as amended in 2001, options become exercisable and vested in full if the Company is subject to a change in control, unless the options remain outstanding following the change in control, or are assumed by the surviving corporation (or its parent or subsidiary) or substituted with options with substantially the same terms by the surviving corporation (or its parent or subsidiary). If an optionee experiences an involuntary termination within 12 months following a change in control, the vesting and exercisability of the optionee’s options will automatically accelerate, as if the optionee provided another 12 months of service following such involuntary termination.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of the Company’s Board of Directors was created on July 27, 1997 and the members of the Compensation Committee during the fiscal year ended March 31, 2005 were Messrs. Fisher, Lyons and Neustaetter. None of these individuals was at any time during fiscal 2005, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.
Compensation Committee Report
     The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee” or the “Committee”) has the authority to establish the level of base salary payable to the Chief Executive Officer (“CEO”) and certain other executive officers of the Company and to administer the Company’s equity incentive plans. In addition, the Committee has the responsibility for approving the individual bonus programs and targets to be in effect for the CEO and certain other executive officers each fiscal year.
     For fiscal 2005, the Compensation Committee weighed many factors to determine the executive officer compensation level for a newly hired executive officer, including (without limitation) industry compensation surveys and general and local market conditions.
     General Compensation Policy. The objective of the Compensation Committee’s executive compensation program is to align executive compensation with the Compensation Committee’s long and short-term business objectives and performance.
     Additionally, it is imperative that the Company’s executive compensation program allow the Company to attract, retain and motivate qualified executives who are able to contribute to the long-term success of the Company. The following specific strategies are utilized to guide the Compensation Committee’s executive compensation decisions:
•	Risk and Reward: A significant portion of an executive’s compensation should be tied to his performance and contributions to the success of the Company.

•	Pay for Performance: If an executive performs at a higher level, then the executive should be rewarded with a higher level of compensation. Similarly, if performance is below minimum expectations, then there should be a lower level of compensation or there may be no variable compensation.
•	Compensate Competitively: The Compensation Committee compares its compensation programs to those of other companies of comparable size and in similar industries and establishes compensation programs that are substantially at market.
     During fiscal 2005, the Compensation Committee’s executive compensation program included these key elements:
•	Base Salary: The Compensation Committee established the base salary of the Company’s newly hired executive officer based on comparisons with executive salary surveys derived from market data for officers and executives in competitive public software companies (the “peer companies”). The level of base salary set for the Company’s executive officers to date has been comparable to the average of the surveyed compensation data for the peer companies. Additionally, each executive’s base pay was positioned relative to the total compensation package, including cash incentives and equity-based incentives and, if applicable, reflects the additional responsibilities and positions assumed by an executive.

•	Equity-Based Incentives. Stock options are designed to align the interests of each executive with those of the stockholders. During fiscal 2005, the Compensation Committee granted stock options to a newly hired executive officer in connection with his employment commencement but did not grant any options to its existing Named Officers. In determining the size of the initial option grant to the newly hired officer, the Compensation Committee considered the option number that would be competitive with grants to similar officers of peer companies. The Compensation Committee believes that stock options provide added incentive for executives to influence the strategic direction of the Company and to create and grow value for customers, bringing new products to market, and creating the foundation for future growth for the stockholders and employees. The per share exercise price of the options is equal to the Company’s per share fair market value on the option grant date.
     CEO Compensation: Mr. Ostrosky and Mr. Bennion did not participate in the Compensation Committee’s decisions concerning their compensation. The annual base salary for Mr. Ostrosky, the Company’s President and Chief Executive Officer was set forth in his employment agreement with the Company, dated October 1, 2004. The annual base salary for Mr. Bennion, the Company’s Executive Vice President and Chief Financial Officer, was set forth in his employment agreement with the Company, dated January 1, 2003.
     Tax Limitation. Under the Federal tax laws, a publicly-held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. Since it is not expected that the compensation to be paid to the Company’s executive officers for fiscal 2005 will exceed the $1 million limit per officer, and since the Company has a substantial net operating loss carry-forward, the Compensation Committee will defer any decision on whether to limit the dollar amount of all compensation payable to the Company’s executive officers to the $1 million cap.
     Submitted by the following members of the Compensation Committee:

Tom Neustaetter
John Fisher
Michael Lyons

Stock Performance Graph
     The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between March 31, 2000 and March 31, 2005 with the cumulative historical data. The Company total return of (i) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Stock Market-U.S. Index”) and (ii) the S&P Application Software Index (the “S&P Application Software Index”), over the same period. This graph assumes the investment of $100.00 on March 31, 2000, in the Company’s Common Stock, the Nasdaq Stock Market-U.S. Index and the S&P Application Software Index, and assumes the reinvestment of dividends, if any.
     The comparisons shown in the graph below are based upon cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s Common Stock. Information used in the graph was obtained from Standard & Poor’s Compustat Total Return Service, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.
Copyright (C)2002, Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

The Nasdaq Stock Market-U.S. Index and the S&P Market
Total Return to Stockholder’s
(Dividends reinvested monthly)

	Cumulative Total Return
	3/00	3/01	3/02	3/03	3/04	3/05

SELECTICA, INC.	100.00	5.89	4.37	3.33	6.19	3.65
NASDAQ STOCK MARKET (U.S.)	100.00	47.07	41.31	21.97	38.41	37.26
S & P APPLICATION SOFTWARE	100.00	37.69	45.75	23.14	32.62	36.82
     The graph above assumes that shares were purchased on March 31, 2000 at the $88.25 per share offering price.
     Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Proxy Statement or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     See the information set forth in the section entitled “Equity Compensation Plan Information” in Part II, Item 5 of the Company’s Form 10-K, filed on June 29, 2005.
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of June 30, 2005, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.
     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

	Shares Beneficially Owned as of
	June 30,2005 (1)
Name and Address of Beneficial Owners	Number of Shares	Percentage of Class
Sanjay Mittal (2)	1,328,494	3.93%
Vincent Ostrosky (3)	358,750	1.08%
Thomas Neustaetter (4)	1,251,351	3.80%
Stephen Bennion (5)	518,923	1.56%
John Fisher (6)	479,629	1.46%
Michael Lyons (7)	131,662	*
James Arnold (8)	22,916	*

All executive officers and directors as a group (7 persons) (9)	4,091,725	11.74%

5% Shareholders

Dimensional Fund Advisors, Inc. (10)	2,783,272	8.51%
1299 Ocean Avenue
Santa Monica CA 90401

Fuller & Thaler Asset Management, Inc. (10)	2,431,650	7.43%
411 Borel Avenue, Suite 402
San Mateo CA 94402

Trilogy Holdings Corporation (10)	2,250,994	6.88%
c/o Trilogy, Inc.
6011 West Courtyard Drive, Suite 300
Austin TX 78730

*	Less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after June 30, 2005. Percentage of ownership is based on 32,865,885 shares of Common Stock outstanding on June 30, 2005, plus shares of common stock subject to options or exercisable within 60 days of June 30, 2005 and held by each listed person. Shares of Common Stock subject to options exercisable within 60 days of June 30, 2005 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes options exercisable for 956,944 shares of Common Stock within 60 days of June 30, 2005. Also includes 103,000 shares of Common Stock held as custodian for minors related to Dr. Mittal. Dr. Mittal’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134.

(3)	Includes options exercisable for 343,750 shares of Common Stock within 60 days of June 30, 2005.

Mr. Ostrosky’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134.

(4)	Includes options exercisable for an aggregate of 50,000 shares of Common Stock within 60 days of June 30, 2005. Also includes 1,141,031 shares held by JK&B Capital III, L.P. David Kronfeld and Thomas Neustaetter have the power to vote and dispose of shares held by JK&B Capital III, L.P. Mr. Neustaetter, a member of JK&B Capital Management LLC, the general partner of JK&B Capital III, L.P., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Neustaetter’s address is JK&B Capital, 180 N. Stetson Avenue, Chicago, Illinois 60601.

(5)	Includes options exercisable for 503,124 share of Common Stock within 60 days of June 30, 2005. Also includes 1,000 shares held as custodian for Mr. Bennion’s son. Mr. Bennion’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134.

(6)	Includes 429,629 shares of Common Stock held by Mr. Fisher in custodial or trust accounts and options exercisable for 50,000 shares of Common Stock within 60 days of June 30, 2005. Mr. Fisher’s address is Draper Fisher Jurvetson, 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(7)	Includes options exercisable for 50,000 shares of Common Stock within 60 days of June 30, 2005. Mr. Lyon’s address is Vanguard Ventures, 525 University Avenue, 12th Floor, Palo Alto, California 94301.

(8)	Includes Options exercisable for 22,916 shares of Common Stock within 60 days of June 30, 2005. Mr. Arnold’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134.

(9)	Includes options exercisable for an aggregate of 1,976,734 shares of Common Stock within 60 days of June 30, 2005.

(10)	Reported by the investor on Schedule 13F or 13G as most recently filed with the Securities and Exchange Commission.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company’s Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.
     The Company’s Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.
     In connection with the resignation of Dr. Sanjay Mittal, director and former Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor. Pursuant to that arrangement, Dr. Mittal received $20,000 per month for his services until he resigned from the Chief Technical Advisor position on February 22, 2005, signed a release of claims and received a lump-sum severance payment of $412,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees
     The audit fees for the fiscal years ended March 31, 2005 and March 31, 2004 were $1,141,800 and $309,500, respectively. The audit fees were for professional services rendered by the principal accountants for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s Form 10-Q or services normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
     Audit Related Fees
     The audit related fees for the fiscal year ended March 31, 2005 were $23,000. The Company paid no audit related fees to Ernst & Young for the fiscal year ended March 31, 2004.
     Tax Fees
     The Company paid no tax fees to Ernst & Young for the fiscal years ended March 31, 2005 and March 31, 2004.
     All Other Fees
     The Company did not incur any other fees from Ernst & Young for the fiscal years ended March 31, 2005 and March 31, 2004.
     Section 10A(i)(1) of the Exchange Act requires that all audit and non-audit services to be performed by the Company’s principal accountants be approved in the advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the “De Minimis Exception”). Pursuant to Section 10A(i)(1) of the Exchange Act, the Audit Committee has established procedures by which it pre-approves such services at each regularly scheduled meeting. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. None of the non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 29th day of July 2005.

SELECTICA, INC.
Registrant
/s/ VINCENT G. OSTROSKY

Vincent G. Ostrosky
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ VINCENT G. OSTROSKY	President and Chief Executive Officer	July 29, 2005

Vincent G. Ostrosky

Principal Financial Officer and Principal Accounting Officer:

/s/ STEPHEN BENNION	Chief Financial Officer	July 29, 2005

Stephen Bennion

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.