Form 10-Q
period 2005-06-30
SELECTICA INC
filed 2005-08-09
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. YES ☑ NO ☐
     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2005, was 32,910,885.

FORM 10-Q
SELECTICA, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	March 31,
	2005	2005*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,884	$29,360
Short-term investments	69,349	63,903
Accounts receivable, net of allowance for doubtful accounts of $76 and $149, respectively	2,195	2,811
Prepaid expenses and other current assets	2,099	2,093
Investments, restricted—short term	182	182

Total current assets	94,709	98,349

Property and equipment, net	2,959	3,158
Other assets	1,267	511
Long-term investments	6,019	5,606

Total assets	$104,954	$107,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,948	$2,261
Accrued payroll and related liabilities	1,320	1,935
Other accrued liabilities	1,623	1,472
Deferred revenues	3,233	2,802

Total current liabilities	8,124	8,470

Other long term liabilities	1,400	1,434

Commitments and contingencies

Stockholders’ equity:
Preferred stock
Common stock	4	4
Additional paid-in capital	292,854	292,616
Deferred compensation	(62)	(91)
Accumulated deficit	(175,342)	(172,613)
Accumulated other comprehensive income	(276)	(448)
Treasury stock	(21,748)	(21,748)

Total stockholders’ equity	95,430	97,720

Total liabilities and stockholders’ equity	$104,954	$107,624

See accompanying notes.
* - DERIVED FROM AUDITED FINANCIAL STATEMENTS

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT — PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
Revenues:
License	$2,034	$2,056
Services	5,045	5,687

Total revenues	7,079	7,743
Cost of revenues:
License	132	199
Services	2,587	3,152

Total cost of revenues	2,719	3,351

Gross profit	4,360	4,392
Operating expenses:
Research and development	2,565	3,255
Sales and marketing	1,737	2,975
General and administrative	3,302	1,984

Total operating expenses	7,604	8,214

Loss from operations	(3,244)	(3,822)
Interest and other income, net	545	223

Loss before provision for income taxes	(2,699)	(3,599)
Provision for income taxes	30	—

Net loss	$(2,729)	$(3,599)

Basic and diluted net loss per share	$(0.08)	$(0.11)

Weighted-average shares of common stock used in computing Basic and diluted net loss per share	32,821	32,516

See accompanying notes.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2005	2004
Operating activities
Net loss	$(2,729)	$(3,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	357
Loss on disposal of property	24	—
Amortization of deferred compensation	22	49

Charge related to stock option modification	58	—
Changes in assets and liabilities:
Accounts receivable	690	(1,236)
Prepaid expenses and other current assets	(6)	(73)
Other assets	(7)	1
Accounts payable	(313)	570
Accrued payroll and related liabilities	(615)	41
Other accrued liabilities and other long term liabilities	117	(907)
Deferred revenues	431	1,119

Net cash used in operating activities	(2,024)	(3,678)

Investing activities
Capital expenditures	(66)	(334)
Purchase of short term investments	(10,171)	(5,920)
Proceeds from maturities of short-term investments	4,897	14,498
Purchase of long term investments	(15,712)	(13,250)
Proceeds from maturities of long-term investments	15,300	6,733
Acquistion cost paid	(892)	—
Proceeds from disposal of fixed assets	6	—

Net cash provided by (used in) investing activities	(6,638)	1,727

Financing activities

Proceeds from issuance of common stock	186	543

Net cash provided by financing activities	186	543

Net decrease in cash and cash equivalents	(8,476)	(1,408)
Cash and cash equivalents at beginning of the period	29,360	28,728

Cash and cash equivalents at end of the period	$20,884	$27,320

See accompanying notes.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations and cash flows for the three months ended June 30, 2005 and 2004 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2005, and the results of operations an cash flows for the three months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2005 has been derived from the audited consolidated financial statements at that date.
     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.
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
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of June 30, 2005, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Reclassifications.
     Certain reclassifications have been made to prior year balances in order to conform them to the current year’s presentation.
     We have reclassified certain amounts in the consolidated balance sheets for the quarter ended June 30, 2004 to conform to the current presentation. Certificates of deposits of approximately $1.2 million and approximately $1.5 million have been reclassified from cash equivalents to short-term investments and long-term investments, respectively, for the three months ended June 30, 2004. We have also reclassified certain amounts in the consolidated statement of cash flows for the three months ended June 30, 2004 to conform to the current presentation. Due to this reclassification, net cash used in investing activities increased by approximately $169,000 for the three months ended June 30, 2004.
Cash Equivalents and Investments
     Cash equivalents consist of short-term, highly liquid financial instruments, that are principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at June 30, 2005 and March 31, 2005. The Company considers all investment securities with original maturities of more than three months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.
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
     Arrangements consisting of consulting services . Consulting services consist of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services may be recognized based on customer acceptance in the form of customer-signed timesheets, invoices, cash received, or customer-signed acceptance as defined in the master service agreement. When estimates of costs to complete consulting contracts exceed the revenues to be recognized, the expected loss is recorded when it becomes evident.
Customer Concentrations
     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.
     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,
	2005	2004
Customer A	29%	32%
Customer B	24%	24%
Customer C	13%	10%

Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30,	March 31,
	2005	2005
Customer A	54%	26%
Customer B	34%	45%
Customer C	*	10%

*	Customer account was less than 10% of net accounts receivable.

Warranties and Indemnifications
     The Company generally provides a warranty for its software products to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of a product under such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company has not provided for a warranty accrual or incurred any warranty costs as of June 30, 2005 and March 31, 2005. To date, the Company has not refunded any amounts in relation to any such warranty.
     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of June 30, 2005.
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
Intangible Assets
     The Company purchased intangible assets at fair value as determined by a third party as part of its acquisition of the assets of Determine Software, Inc. (see Note 10). The original cost is amortized on a straight-line basis over the estimated life of each asset as determined by management. The Company regularly performs reviews to determine if the carrying value of the intangible asset is impaired. If and when indicators of impairment exist, the Company assesses the need to record an impairment loss. Intangible assets represent acquired customer backlog, customer relationships as well as developed technology. The intangible assets are being amortized using the straight-line basis over their estimated useful lives, which range from 1 to 4 years.
Accumulated and Other Comprehensive Income (Loss)
     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income/loss is comprised of net unrealized gains/loss on available for sale securities of net unrealized losses of approximately $276,000 and approximately $448,000 at June 30, 2005 and March 31, 2005, respectively.
     The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Net loss	$(2,729)	$(3,599)
Change in unrealized gain (loss) on securities	172	(355)

Comprehensive loss	$(2,557)	$(3,954)

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
     Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase during the three months ended June 30, 2005 and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three months ended June 30, 2005 and 2004 with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2005	2004
Risk-free interest rate	3.01%	1.34%
Dividend yield	0.00%	0.00%
Expected volatility	65.16%	39.65%
Expected option life in years	1.20	1.25
     Pro forma information regarding net loss as if the Company had accounted for its stock options granted during the three months ended June 30, 2005 and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three months ended June 30, 2005 and 2004 with the following weighted average assumptions:

	Three Months Ended
	June 30,
	2005	2004
Risk-free interest rate	3.57%	3.38%
Dividend yield	0.00%	0.00%
Expected volatility	66.35%	85.64%
Expected option life in years	3.97	4.00
     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

	Three Months Ended
	June 30,
	2005	2004
Net loss, as reported	$(2,729)	$(3,599)
Add: Stock based employee compensation expense included in reported net loss	80	49
Deduct: Total stock based employee compensation determined under fair value based method for all awards	766	2,014

Pro forma net loss	$(3,415)	$(5,564)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.11)

Basic and diluted pro forma net loss per share	$(0.10)	$(0.17)

Segment Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, software products for configuration, pricing management, quoting and contract management solutions. The Company primarily markets its products in the United States.
     International revenues are attributable to countries based on the location of the customers. During the three months ended June 30, 2005, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden, and the United Kingdom. During the three months ended June 30, 2004, sales to international locations were derived primarily from Canada, France, Germany, India, Japan, New Zealand, Sweden, and the United Kingdom.

	Three Months Ended
	June 30,
	2005	2004
International revenues	26%	47%
Domestic revenues	74%	53%
Total Revenues	100%	100%
     As of June 30, 2005 and March 31, 2005, the Company held long-lived assets outside of the United States with a net book of approximately $1.1 million and approximately $1.2 million respectively, which were in India. No other country besides the US and India held a significant amount of long-lived assets.
3. Concurrent Transaction
     The Company, from time to time, purchases professional services from a value added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three months ending June 30, 2005, the Company recognized approximately $585,000 of revenue from the value added reseller and did not purchase any professional services from the value added reseller. For the three months ending June 30, 2004, the Company recognized approximately $615,000 of revenue and purchased $100,000 of professional services from the value added reseller.
4. Related Party Transaction
     In connection with the resignation of Dr. Sanjay Mittal in September 2003, the Company’s Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services. During the three months ending June 30, 2004, the Company recorded approximately $60,000 as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. In March 2005, Dr. Mittal’s role as CTA was terminated and received a lump sum severance of $412,500. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation. No services have been rendered to date under this consulting agreement as of June 30, 2005.
5. Stockholders’ Equity
Deferred Compensation
     During the three months ending June 30, 2005, no options were granted to employees with exercise prices that were less than fair value. During the three months ending June 30, 2004, 56,500 options were granted to employees with exercise prices that were less than fair value. Such compensation will be amortized over the vesting period of the options, which is typically four years. For the three months ended June 30, 2005 and 2004, the Company amortized approximately $22,000 and $49,000 of deferred compensation, respectively.
Stock Repurchase
     In May 2003, the Board approved a stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.
     During the three months period ended June 30, 2005 and 2004, the Company did not repurchase any shares of its common stock.
7. Income Taxes
     The Company recorded a provision for income taxes of approximately $30,000 and $0 for the three months ended June 30, 2005 and 2004, respectively. The provision related to state franchise taxes in the U.S. and foreign taxes on interest income in India.
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
     The following table presents the computation of basic and diluted net loss per share:

	Three Months
	Ended
	June 30,
	2005	2004
	(In thousands)
Net loss	$(2,729)	$(3,599)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,821	32,516
Weighted-average shares used in computing basic and diluted, net loss per share	32,821	32,516

Basic and diluted, net loss per share	$(0.08)	$(0.11)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended
	June 30,
	2005	2004
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	6,470	5,461
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	1,850	1,619

Total common stock equivalents excluded from diluted net loss per common share	8,320	7,080

9. Litigation
     The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items mentioned below, (either alone or combined) will not materially affect our financial position, results of operations or liquidity. Regardless of the outcome, litigation can have an adverse impact.
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
     On September 2, 2004, the Company filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy Group for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy Group from infringing the Company’s patents in the future, and any other relief to which the Company may be entitled. Discovery has just begun in this action. The Court has set a trial date for January 2006 in this action.
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
     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). The Company is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have sought review of that decision. Along with the other non-focus case issuer defendants, the Company has not participated in the class certification phase.
     The plaintiffs’ money damage claims include prejudgment and post-judgement interest, attorneys’ and experts’ witness fees and other costs, as well as other relief to which the plaintiffs may be entitled should they prevail. The Company believes that the securities class action allegations against the Company and its officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the patent infringement litigation is in its preliminary stages, and we cannot predict its outcome.
10. Determine Asset Acquisition
     On May 3, 2005, the Company acquired certain business assets of Determine for approximately $892,000 in cash. Determine is a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship compliance and automate the contract process from request to signature.
     In accordance with SFAS 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchased price of the acquisition to tangible and intangible assets acquired based on their estimated fair values. No liabilities were assumed in the acquisition. The fair value assigned to the intangible assets acquired was based on several factors, including valuations, estimates and assumptions. The purchase price for accounting purposes may be adjusted for a period of one year from the transaction close date for any higher than expected acquisition costs.

     The purchase price was comprised of the following (in thousands of dollars):

Cash consideration	$799
Acquisition costs	93
Total Purchase Price	$892
     The purchase price is allocated as follows (in thousands of dollars):

	Amount	Amortization
	(‘000)	life (years)
Accounts Receivable	$74	—
Fixed Assets	17	—
Intangible assets:
Developed technology	367	3
Customer relationship	338	4
Customer backlog	96	1

Total purchase price	$892

The results of Determine’s operations effective May 3, 2005 has been included in the consolidated financial statements.
The intangible assets associated with Determine are included in Other Assets as follows:

Cost	$801
Accumulated amortization	(52)

Net	$749

     These intangible assets will be amortized on a straight-line basis over their estimated lives:

	2006	2007	2008	2009	2010
Amortization by year	$285	$207	$207	$95	$7

11. Restructuring
     The Company made a reduction in staff of 42 employees in May 2005. Headcount reductions consisted of 11 in professional services, 8 in research and development, 12 in sales and marketing and 11 in general administration and finance, all in the U.S. These headcount reductions resulted in charges of approximately $688,000, consisting principally of severance payments and benefits, of which $115,000 was included in cost of revenues, $131,000 included in research and development expense, $126,000 included in sales and marketing expense, and $316,000 included in general and administrative expense. The charges for this latest reduction in staff have been accounted for in accordance with SFAS No. 146. “ Accounting for Costs Associated with Exit or Disposal Activities.” All amounts associated with this reduction have been paid except for approximately $118,000. The remaining payments are to be paid by the end of fiscal 2006.
12. Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 R, “Share-Based Payment”, as an amendment to SFAS No. 123. SFAS 123 R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS No. 123. SFAS 123 R will be effective for us as of the first quarter of fiscal 2007, beginning April 1, 2006. The Company is in the process of determining what the method of valuing stock-based compensation as prescribed under SFAS 123 R will be applied to stock based awards after the effective date and the impact the recognition of compensation expense related to such awards will have on its operating results.

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
Overview
     We develop, market, sell and support software that helps companies with multiple product lines and channels of distribution to effectively configure, price, quote and manage the contracting process for their products and services. Our products enable customers to increase revenue and profit margins and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes which reside between legacy CRM and ERP systems. Over the past number of years, Selectica solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare. However, these types of large system sales have declined significantly over the past several quarters due, we believe, to reduced IT spending, reluctance of customers to undertake large, custom project implementations, our target customers’ growing preference for smaller scale, more focused system implementations and increased competition from suite vendors such as Oracle, SAP and Siebel and point application software vendors like Comergent Technologies, Firepond and Trilogy.
     In response to this development over the past year, we developed and introduced a “next generation” product family branded as EPS-M, which utilizes state-of-the-art technology and the power of our configuration, and pricing engines in a less expensive, more application focused offering. We have also been focused on expanding our product footprint and value proposition by extending into the growing contract management and compliance market. We began to achieve this objective shortly after the close of fiscal 2005 with the acquisition of certain of the assets of Determine Software Inc. (Determine). The products acquired also extend our business model by permitting us to offer an on-demand/hosted software-as-a-service solution for our customers. This on-demand/hosted solution will initially focus around contract management. We intend to integrate contract management and compliance functionality into our EPS-M product during the first half of fiscal 2006. With these new products, we are seeking to attract a middle market customer segment interested in using application software to manage complex product and service offering data, pricing management, contract management, compliance and speed new product or brand launches. Concurrent with the development, marketing and sales of these new products, we will continue to sell and support our existing platform products.
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
Quarterly Financial Overview
     For the three months ended June 30, 2005, our revenues were approximately $7.1 million with license revenues representing 29% and services revenues representing 71% of total revenues. In addition, approximately 66% of our quarterly revenue came from three customers. License margins for the quarter were 94% and services margins were 49%. Services margins increased quarter over quarter primarily due to decreased costs from headcount reductions with the professional services organization and related costs for facilities, support and outside services. While the Company anticipates entering into more time and material based services contracts, we still have some existing contracts which have fixed fee terms and may lower services margins in the future. Net loss for the quarter was approximately $2.7 million or $0.08 per share.
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
     The Company made a reduction in staff of 42 employees in May 2005. These headcount reductions consisted of 11 in professional services, 8 in research and development, 12 in sales and marketing and 11 in general administration and finance. These headcount reductions resulted in severance and other benefits of approximately $688,000.
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
     Arrangements consisting of consulting services. Consulting services consists of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in customized environments. Consulting services may be recognized based on customer acceptance in the form of customer-signed timesheets, invoices, cash received, or customer-signed acceptance as defined in the master service agreement. Where the Company provides a hosted application solution, subscription fees are recognized as revenue ratably over the subscription period, typically 12 to 24 months.
     The following table shows how our revenues has been recognized:

	Three Months Ended
	June 30,
	2005	2004
Contract Accounting	74%	61%
Residual Method	—	7%
Ratable Method (includes Maintenance)	26%	32%

Total Revenues	100%	100%

Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. The majority of our contracts have been accounted for on completed contract method upon achievement of milestones or final acceptance from the customer. When estimates of costs to complete contracts exceed the revenues to be recognized, the expected loss is recorded when it becomes evident.
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

	Three Months Ended
	June 30,
	2005	2004
Customer A	29%	32%
Customer B	24%	24%
Customer C	13%	10%
     To date, we have foreign activities in India, Canada and some European and Asian countries because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
     We have incurred significant losses since inception and, as of June 30, 2005, we had an accumulated deficit of approximately $175.3 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management and quoting solutions, contract management and compliance market.
     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history makes it difficult to forecast future operating results.
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

Results of Operations
Revenues

	Three Months Ended
	June 30
	2005	2004	Change
	(in thousands, except percentages)
License	$2,034	$2,056	(1)%
Percentage of total revenues	29%	27%
Services	$5,045	$5,687	(11)%
Percentage of total revenues	71%	73%
Total revenues	$7,079	$7,743	(9)%
     License. For the three months ended June 30, 2005, license revenues decreased on a quarterly basis by approximately $22,000 compared to the three months ending June 30, 2004. This change was due to one less project in the quarter ended June 30, 2005 compared to the previous year’s quarter and a decrease in bookings in 2005 compared to 2004. The majority of the license revenues came from contracts signed in fiscal 2005.
     We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.
     Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. Maintenance revenues represented 34% and 40% of total services revenues for the three months ending June 30, 2005 and 2004, respectively. Maintenance revenues declined by approximately $575,000 due to five fewer customers when compared to the same three months in fiscal 2005. This is the result of fewer new license agreements during the past year and relatively flat demand for other services. Revenue from professional services declined by approximately $67,000 compared to the three months ended June 30, 2004.
     During the three months ending June 30, 2005, services revenues decreased on a quarterly basis by approximately $642,000 compared to the three months ending June 30, 2004. The decrease primarily relates to the fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application.
     We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenace renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, based and achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.
Cost of revenues

	Three Months Ended
	June 30,
	2005	2004	Change
	(in thousands, except percentages)
Cost of license revenues	$132	$199	(34)%
Percentage of license revenues	6%	10%
Cost of services revenues	$2,587	$3,152	(18)%
Percentage of services revenues	51%	55%
     Cost of License Revenues. The cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication and packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The decrease in costs of license revenue during the three months ending June 30, 2005 from the three months ending June 30, 2004 was primarily due to decreased license revenue, which resulted in a decrease in the amount of royalty fees associated with third-party software and other sales associated costs. In addition, costs of licenses have a component of engineering costs that are not dependent upon sales volume. We anticipate that the cost of license revenues will remain at a relatively consistent level in absolute dollars and that the cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.
     Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The reduction of the cost of services revenues was primarily due to a significant headcount reduction in the professional services organization. This was offset by a loss of $277,000 on a project where the estimated costs to complete exceeded the anticipated revenues.
     Cost of services revenues for the three months ending June 20, 2005 decreased by approximately $565,000 compared to the three months ending June 30, 2004. The decrease reflects the decrease in the number of customer projects and the continued reduction in force of professional services staff in fiscal 2005 including an additional reduction of five staff in May 2005. Approximately $422,000 of the decrease was in professional service salaries and benefits. The balance of the reduction was attributable to reduced travel expenses of approximately $131,000 and allocations of facilities and overhead expenses of approximately $85,000. The aforementioned decreases were offset by restructuring charges of approximately $116,000 incurred in the three months ending June 30, 2005.
     During the three months ending June 30, 2005 and 2004, we amortized approximately $9,000 and approximately $127,000, respectively, for deferred compensation related to stock options.
     We plan to reduce our investment in cost of services revenues during the next year as necessary to balance expense levels with projected revenues.
Gross Margins
     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended
	June 30,
	2005	2004
License	94%	90%
Services	49%	45%
     We experienced a slight increase in license margins during the three months ending June 30, 2005 from the three months ending June 30, 2004 due to lower license costs. Some of our software has embedded third-party software for which royalties need to be paid. When our software products are licensed with royalty bearing software, margins are lower than when our software products are licensed without such third party software products. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix. The increase in the license gross margin for the three months ended June 30, 2005 compared to June 30, 2004 was primarily attributable to reductions in the engineering costs and staff under the Company’s cost containment programs.
     The increase in service margins during the three months ending June 30, 2005 from the three months ending June 30, 2004 were attributable to the decreased costs associated with a significant headcount reduction, a decrease in non-cash charges associated with the acceleration of stock options, the continued reduction in the number of employees within the professional services organization, and related costs for facilities, equipment and outside services.
Expenses

	Three Months Ended
	June 30,
	2005	2004	Change
	(in thousands, except percentages)
Research and development	$2,565	$3,255	(21)%
Percentage of total revenues	36%	42%
Sales and marketing	$1,737	$2,975	(42)%
Percentage of total revenues	25%	38%
General and administrative	$3,302	$1,984	66%
Percentage of total revenues	47%	26%

     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $690,000 in research and development expenses during the three months ending June 30, 2005 compared to the three months ending June 30, 2004 was due to the reduction in 28 staff during the year 2005, offset by additions of 9 staff associated with the acquisition of Determine. Salaries and benefits decreased by approximately $715,000 and outside services by approximately $29,000. Closure of an office in India resulted in reduction of facilities costs of approximately $77,000. These reductions were offset by increases in restructuring costs and severance benefits of approximately $131,000. Amortization of the developed technology acquired from Determine was approximately $20,000.
     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease in sales and marketing expense of approximately $1.2 million during the three months ending June 30, 2005 from the three months ending June 30, 2004 was due primarily to a reduction in spending on marketing programs, decrease of sales commissions and salaries and reduction in the allocation of fixed overhead costs as a result of the reduced headcount in these areas.
     The decrease was attributable to a reduction in staff of 22 sales staff and 8 marketing staff with $1.1 million in reduced salaries and benefits expenses. The reduction in headcount also reduced support and overhead costs by approximately $187,000. These reductions were offset by increases in severance and restructuring charges of approximately $126,000 and amortization of Determine intangible assets for customer relationships and backlog of $31,000.
     We plan to reduce our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.
     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The increase of approximately $1.3 million in general and administrative expense during the three months ending June 30, 2005 from the three months ending June 30, 2004 was due primarily to increases of approximately $500,000 in audit and related fees associated with reporting under Sarbanes-Oxley (SOX), approximately $108,000 in SOX consulting fees, approximately $256,000 in legal fees associated with ongoing patent litigation and merger and acquisition reviews, and approximately $316,000 of restructuring and severance costs.
     These increases were offset by reductions of 6 staff and cuts in salaries of approximately $103,000. Due to reductions in staff in other departments during the past year and in the three months ended June 30, 2005, allocations of corporate expenses to other departments were reduced and general and administrative allocations were reduced by approximately $175,000 and borne by the department.
     During the three months ending June 30, 2005, we amortized approximately $22,000 for deferred compensation related to stock options and recorded approximately $58,000 for compensation related to stock option modifications. During the three months ended June 30, 2004, we did not amortize any deferred compensation related to stock options.

Interest and Other Income, Net
     Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three months ending June 30, 2005 and 2004, interest income totaled approximately $545,000 and $223,000, respectively. The increase was due primarily to higher interest rates in 2005 on the cash and investments balances.
Provision for Income Taxes
     During the three months ending June 30, 2005, the Company recorded income tax provisions of approximately $30,000. These amounts related to taxable interest income in India and state franchise taxes in the U.S. The Company did not record any income tax provision for the three months ending June 30, 2005.
     SFAS Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We evaluate the realizability of the deferred tax assets on a quarterly basis.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 R, “Share-Based Payment”, as an amendment to SFAS No. 123. SFAS 123 R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123. SFAS 123 R will be effective for us as of the first quarter of fiscal 2007, beginning April 1, 2006. The Company is in the process of determining what method of valuing stock-based compensation as prescribed under SFAS123 R will be applied to stock based awards after the effective date and the impact the recognition of compensation expense related to such awards will have on its operating results.
Liquidity and Capital Resources

	June 30,	March 31,
	2005	2005	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$90,233	$93,263	(3)%
Working capital	$86,585	$89,879	(4)%

	Three Months Ended
	June 30,
	2005	2004	Change
	(in thousands, except percentages)
Net cash used in operating activities	$(2,024)	$(3,678)	(45)%
Net cash provided by (used in) investing activities	$(6,638)	$1,727	(129)%
Net cash provided by (used in) financing activities	$186	$543	(66)%
     Our primary sources of liquidity consisted of approximately $90.2 million in cash, cash equivalents and short-term investments and approximately $6.0 million in long-term investments for a total of approximately $96.3 million as of June 30, 2005 compared to approximately $93.3 million in cash, cash equivalents and short-term investments and approximately $5.6 million in long-term investments for a total of approximately $98.9 million as of March 31, 2005. During the three months ending June 30, 2005, the decrease in cash and cash equivalents was primarily related to approximately $2.0 million of cash used in operations and by approximately $6.6 million in net purchases of short and long-term investments and acquisition costs, offset by the issuance of common stock of approximately $186,000. During the three months ending June 30, 2004, the decrease in cash and cash equivalents was primarily related to approximately $3.7 million of cash used in operations offset by approximately $2.2 million net proceeds of short and long-term investments and by the issuance of common stock of approximately $543,000. We experienced a net decrease in working capital at June 30, 2004 as compared to March 31, 2004 primarily due to the cash used in operations and purchases in excess of proceeds from short-term and long-term investments.
     The net cash used for operating activities for the three months ending June 30, 2005 was due primarily to approximately $2.7 million in net loss, approximately $690,000 decrease in accounts receivable and approximately $811,000 in decreased liabilities offset by approximately $431,000 increase in deferred revenue. The net cash used in operating activities for the three months ending June 30, 2004 was due primarily approximately $3.6 million of cash used in operations.
     The net cash used for investing activities for the three months ending June 30, 2005 was due primarily to approximately $5.7 million of net purchase of available-for-sale investments as compared to approximately $2.2 million of net purchases of available-for-sale investments for the three months ending June 30, 2004. During the three months ending June 30, 2005, we acquired the assets of Determine Software, Inc. for approximately $892,000. For the three months ending June 30, 2005 and 2004, we spent approximately $66,000 and $334,000 for capital expenditures, respectively.
     The net cash provided by financing activities was due primarily due to the issuance of common stock through the exercise of options and employee stock purchase plans for approximately $186,000 for the three months ended June 30, 2005. In the three months ending June 30, 2004, the net cash provided by financing activities was due primarily due to the issuance of common stock through the exercise of options for approximately $543,000.
     We had no significant commitments for capital expenditures as of June 30, 2005. We expect to fund our future capital expenditures and operations from a combination of available cash balances and short term investments. We have no outside debt and do not have any plans to enter into borrowing arrangements.
     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2005, the effects of the foreign currency fluctuations were immaterial, and we are not engaged in any foreign currency hedging activities.

RISKS RELATED TO OUR BUSINESS
     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Selectica and its business because such factors currently may have a significant impact on Selectica’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in Selectica’s other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2005, actual results could differ materially from those projected in any forward-looking statements.
We have a history of losses and expect to continue to incur net losses in the near-term.
     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $14.7 million, $8.8 million, and $29.7 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. We have incurred net losses of approximately $2.7 million for the three months ending June 30, 2005 and have an accumulated deficit of approximately $175.3 million as of June 30, 2005. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
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
     Likewise, if our customers do not renew maintenance services or purchase additional products, our operating results could suffer. Historically, we have derived and expect to continue to derive a significant portion of our total revenue from existing customers who purchase additional products or renew maintenance agreements. Our customers may not renew such maintenance agreements or expand the use of our products. In addition, as we introduce new products, our current customers may not require or desire the features of our new products. If our customers do not renew their maintenance agreements with us or choose not to purchase additional products, our operating results could suffer.
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

     As we pursue our contract management business, we may also experience challenges associated with an emerging market such as hosted on-demand solutions. Uncertainties with the level of services, pricing, and support requirements could affect our ability to achieve our revenue and profit goals for our contract management business.
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
▪	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations from failure to accurately forecast the financial impact of an acquisition.

▪	use of cash;

▪	issuance of stock that would dilute our current stockholders’ percentage ownership;

▪	incurring debt;

▪	assumption of liabilities;

▪	amortization expenses related to other intangible assets;

▪	incurring large and immediate write-offs; or

▪	incurring legal and professional fees.
     These mergers or joint ventures also involve numerous risks, including:
•	problems combining the purchased operations, technologies or products with ours;

•	unanticipated costs;

•	diversion of managements’ attention from our core business;

•	exposure to the judgment and decisions of third parties and lack of control over the operations of our partners and resellers;

•	adverse effects on existing business relationships with suppliers and customers; and

•	potential loss of key employees, particularly those of the acquired organizations.
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
     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 76% and 72% of our revenues for the three months ended June 30, 2005 and 2004, respectively. Our ten largest customers accounted for 86% and 86% of our revenues for the three months ended June 30, 2005 and 2004, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended
	June 30,
	2005	2004
Customer A	29%	32%
Customer B	24%	24%
Customer C	13%	10%
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
If we are unable to engage new registered independent public accountants in a timely fashion (or at all) we will be unable to file our periodic reports with the Securities Exchange Commission and, as a result, could be delisted from the Nasdaq National Market or be subject to an enforcement action by the Securities and Exchange Commission.
On July 22, 2005, Ernst & Young LLP, our registered independent public accountants, informed us that they would resign upon the filing of this Quarterly Report on Form 10-Q. As a result, we must engage a new registered independent accounting firm. Although we have begun the process of selecting a new registered independent public accounting firm, we may not be able to engage new accountants in time to complete the review required to file our Quarterly Report on Form 10-Q for the quarter-ended September 30, 2005, or for future periods. If we are unable to file our periodic reports on a timely basis, we could be delisted from the Nasdaq National Market and may be subject to an SEC enforcement action, which could cause the market for our stock to become illiquid and the price of our stock to decline.

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
     The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include large publicly traded companies such as Oracle Corporation, SAP and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing and quoting software, as well as private companies such as Comergent Technologies.
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
We depend on our direct sales force for most of our current sales, and our future growth depends on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services, and our results of operation could be significantly harmed. We continue to have a high rate of turnover in our executive sales positions. If our sales management fails to successfully integrate into the Company or improve the performance of the sales personnel, our business may be harmed.
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
     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three months ending June 30, 2005 and 2004, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended
	June 30,
	2005	2004
License	94%	90%
Services	49%	45%
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
     We conduct development, quality assurance and professional services operations in India. As of June 30, 2005, there were 117 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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
     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.2 million in net deferred compensation charges. During the three months period ending June 30, 2005, we amortized approximately $22,000 of such charges. During the three months period ending June 30, 2004, we recorded approximately $49,000 of such charges, which included the compensation expenses related to option acceleration and variable accounting. We expect to amortize approximately $36,000 of deferred compensation expense for the remaining nine months ending March 31, 2006 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.
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
We are the target of several securities class action complaints which could result in substantial costs and divert management attention and resources.
Patent Infringement
     On April 22, 2004, Trilogy Software Inc. and Trilogy Group filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against us. The complaint alleges that we have been and are willfully infringing, directly and indirectly, on Trilogy Group patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent us from infringing Trilogy Group’s patents in the future, and any other relief to which Trilogy Group may be entitled. We intend to vigorously defend against Trilogy Group’s claims and may incur substantial costs in such defense. While we cannot predict the outcome of this litigation, we believe the claims are without merit
     On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy Group for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. We seek money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy Group from infringing our patents in the future, and any other relief to which we may be entitled. We may incur substantial costs in pursuing its claims against Trilogy Group. Discovery has just begun in this action. The Court has set a trial date for January 2006 in this action.
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
     We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting as of March 31, 2005. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2005, we concluded that we had deficiencies in our internal control over financial reporting that constitute five material weaknesses, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting of the Form 10-K for the fiscal year ended March 31, 2005. Our independent registered public accounting firm reached the same conclusion. We are implementing corrective actions, which we believe will remediate each of these deficiencies. However, we cannot be certain that these measures will result in adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
     During the three months ending June 30, 2005, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $151,000 (less than 0.16%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2005. During the three months ending June 30, 2004, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $263,000 (less than 0.23%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2004.
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

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2005 through the fiscal years ending:

	2006	2007	2008	2009	Total
	(in thousands)
Investment CD	$881	$1,578	$459	$2	$2,919
Weighted Average yield	4.76%	5.91%	5.50%	5.75%	5.50%
Auction rate securities	14,200	1,000	—	—	15,200
Weighted Average yield	3.24%	4.04%	—	—	3.29%
Corporate notes & bonds	5,886	346	—	—	6,231
Weighted Average yield	2.74%	3.79%	—	—	2.80%
Government agencies	40,785	10,233	—	—	51,018
Weighted Average yield	2.08%	3.28%	—	—	2.32%

Total investments	$61,752	$13,156	$459	$2	$75,368

ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective because of the material weaknesses described below.

(b)	Changes in Internal Control over Financial Reporting. As previously disclosed in Item 9A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2005, for the year ended March 31, 2005, we determined that five material weaknesses existed in the Company’s internal control over financial reporting related to controls maintained by the Company. We have undertaken efforts in fiscal 2005 and during the first quarter of fiscal 2006 to establish a framework to improve internal controls over financial reporting. We have committed resources to the design, implementation, documentation and testing of our internal controls. Additional resources have been assigned to remediate and re-test certain internal control deficiencies, such as the material weaknesses described in our Form 10-K, identified during our first annual assessment of our internal controls. We have either performed or are in process of implementing our remediation plan to address the deficiencies in our internal controls. These involve CFO and VP Finance accounting review and approval processes over non-routine transactions, including implementation of additional checklists, more timely review and accounting for non-routine transactions and timely identification of non-routine issues with our auditors. We are also evaluating appropriate staffing and experience levels in our corporate controllership function.

Because of the insufficient controls described in the preceding paragraphs, the Company concluded that its internal controls over financial reporting was not effective as of March 31, 2005. While management implemented new controls in the last two quarters as described in its remediation plan, we maintained our assessment as of March 31, 2005 to allow sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will re-assess the effectiveness of our internal controls again as of September 30, 2005. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.
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
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS –
(a) Modification of Constituent Instruments
Not applicable.
(b) Change in Rights
Not applicable.
(c) Issuances of Securities
(d) Use of Proceeds
Not applicable.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5: OTHER INFORMATION
(a) None
(b) Not applicable.
ITEM 6: EXHIBITS
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
Date: August 9, 2005

SELECTICA, INC.
Registrant

/s/ VINCENT G. OSTROSKY

Vincent G. Ostrosky
President and Chief Executive Officer

/s/ STEPHEN BENNION

Stephen Bennion
Executive Vice President and Chief Financial Officer

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