Form 10-Q
period 2005-09-30
SELECTICA INC
filed 2005-11-09
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2005, was 32,952,300.

FORM 10-Q
SELECTICA, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	March 31,
	2005	2005 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,165	$29,360
Short-term investments	69,210	63,903
Accounts receivable, net of allowance for doubtful accounts of $118 and $149, respectively	2,880	2,811
Prepaid expenses and other current assets	2,300	2,093
Investments, restricted—short term	182	182

Total current assets	90,737	98,349

Property and equipment, net	2,731	3,158
Other assets	1,201	511
Long-term investments	7,603	5,606

Total assets	$102,272	$107,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,086	$2,261
Accrued payroll and related liabilities	1,618	1,935
Other accrued liabilities	1,419	1,472
Deferred revenues	2,474	2,802

Total current liabilities	7,597	8,470

Other long term liabilities	1,376	1,434

Commitments and contingencies

Stockholders’ equity:

Common stock	4	4
Additional paid-in capital	293,054	292,616
Deferred compensation	(37)	(91)
Accumulated deficit	(177,762)	(172,613)
Accumulated other comprehensive income (loss)	(212)	(448)
Treasury stock	(21,748)	(21,748)

Total stockholders’ equity	93,299	97,720

Total liabilities and stockholders’ equity	$102,272	$107,624

See accompanying notes.
*Derived from audited consolidated financial statements

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER - SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	Sept 30,		Sept 30,
	2005	2004	2005	2004
Revenues:
License	$1,039	$2,276	$3,073	$4,332
Services	5,040	4,917	10,085	10,604

Total revenues	6,079	7,193	13,158	14,936
Cost of revenues:
License	206	214	338	413
Services	1,938	3,067	4,525	6,219

Total cost of revenues	2,144	3,281	4,863	6,632

Gross profit	3,935	3,912	8,295	8,304
Operating expenses:
Research and development	2,212	3,201	4,777	6,456
Sales and marketing	1,685	3,180	3,422	6,155
General and administrative	3,081	2,112	6,383	4,096

Total operating expenses	6,978	8,493	14,582	16,707

Loss from operations	(3,043)	(4,581)	(6,287)	(8,403)
Interest and other income, net	640	515	1,185	738

Loss before provision for income taxes	(2,403)	(4,066)	(5,102)	(7,665)
Provision for income taxes	18	—	48	—

Net loss	$(2,421)	$(4,066)	$(5,150)	$(7,665)

Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.16)	$(0.24)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,906	32,564	32,837	32,540

See accompanying notes.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(5,150)	$(7,665)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on disposal of fixed assets	5	5
Depreciation and amortization	611	700
Amortization of deferred compensation	38	83
Charge related to stock option modification	64	—
Changes in assets and liabilities:
Accounts receivable	6	(1,128)
Prepaid expenses and other current assets	(207)	233
Other assets	(2)	8
Accounts payable	(175)	701
Accrued payroll and related liabilities	(317)	12
Other accrued liabilities and other long term liabilities	(111)	(838)
Deferred revenues	(328)	(418)

Net cash used in operating activities	(5,566)	(8,307)

Investing activities
Capital expenditures	(64)	(575)
Proceeds from restricted investments	—	(1)
Purchase of short term investments	(12,175)	(19,688)
Proceeds from maturities of short-term investments	7,080	34,913
Purchase of long term investments	(29,110)	(34,065)
Proceeds from maturities of long-term investments	27,113	14,550
Acquisition cost paid	(892)	—
Proceeds from disposal of fixed assets	29	—

Net cash used in investing activities	(8,019)	(4,866)

Financing activities
Cost of stock purchase	—	(375)
Proceeds from issuance of common stock	390	679

Net cash provided by financing activities	390	304

Net decrease in cash and cash equivalents	(13,195)	(12,869)
Cash and cash equivalents at beginning of the period	29,360	31,349

Cash and cash equivalents at end of the period	$16,165	$18,840

See accompanying notes.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and six months ended September 30, 2005 and 2004, and the condensed consolidated statement of cash flows for the six months ended September 30, 2005 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2005, and the results of operations for the three and six months ended September 30, 2005 and 2004 and cash flows for the six months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2005 has been derived from the audited consolidated financial statements at that date.
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
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of September 30, 2005, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.
Cash Equivalents and Investments

     Cash equivalents consist of short-term, highly liquid financial instruments, that are principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk; and that are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at September 30, 2005 and March 31, 2005. The Company considers all investment securities with original maturities of more than three months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.
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
     In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts"(SOP 81-1). The Company follows the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company also accounts for certain arrangements under the completed contract method, when the terms of acceptance and warranty commitments preclude revenue recognition until all uncertainties expire. To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore related license and services revenues have been recognized pursuant to SOP 81-1.
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
Customer Concentrations
     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.
     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	23%	*	26%	*
Customer B	19%	28%	22%	30%
Customer C	13%	*	13%	*
Customer D	17%	*	*	*
Customer E	*	30%	*	15%

*	Customer account was less than 10% of total revenues.
     Customers who accounted for at least 10% of net accounts receivable were as follows:

	September 30,	March 31,
	2005	2005
Customer A	27%	45%
Customer B	24%	26%
Customer C	13%	*
Customer D	13%	*
Customer E	*	10%

*	Customer account was less than 10% of net accounts receivable.
Warranties and Indemnifications
     The Company generally provides a warranty for its software products to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of a product under such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company has not provided for a warranty accrual or incurred any warranty costs as of September 30, 2005 and March 31, 2005. To date, the Company has not refunded any amounts in relation to any such warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of September 30, 2005.
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
Accumulated and Other Comprehensive Income (Loss)
     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income/loss is comprised of net unrealized gains/loss on available for sale securities of net unrealized losses of approximately $212,000 and approximately $448,000 at September 30, 2005 and March 31, 2005, respectively.
     The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(2,421)	$(4,066)	$(5,150)	$(7,665)
Change in unrealized gain (loss) on securities	64	60	236	(295)

Comprehensive loss	$(2,357)	$(4,006)	$(4,914)	$(7,960)

Stock-Based Compensation
     The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock- Based Compensation — Transition and Disclosure” (SFAS 148). Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant (Intrinsic Value Method), if any.

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
     Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase plan during the three and six months ended September 30, 2005 and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and six months ended September 30, 2005 and 2004 with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.00%	1.84%	3.01%	1.59%
Dividend yield	0%	0%	0%	0%
Expected volatility	65.18%	39.65%	65.18%	39.65%
Expected option life in years	1.19	1.25	1.21	1.25
     Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the three and six months ended September 30, 2005 and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and six months ended September 30, 2005 and 2004 with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.97%	3.48%	3.72%	3.43%
Dividend yield	—	—	—	—
Expected volatility	62.10%	72.68%	64.93%	79.5%
Expected option life in years	3.71	3.65	3.88	3.83
     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
	2005	2004	2005	2004
Net loss, as reported	$(2,421)	$(4,066)	$(5,150)	$(7,665)
Add: Stock based employee compensation expense included in reported net loss	23	34	102	83
Deduct: Total stock based employee compensation determined under fair value based method for all awards	(801)	(1,230)	(1,614)	(3,244)

Pro forma net loss	$(3,199)	$(5,262)	$(6,662)	$(10,826)

Basic and diluted net loss per share, as reported	$(0.07)	$(0.12)	$(0.16)	$(0.24)

Basic and diluted pro forma net loss per share	$(0.10)	$(0.16)	$(0.20)	$(0.33)

Segment Information
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and in assessing performance. The Company operates in one segment, software products, for configuration, pricing management, quoting and contract management solutions. The Company primarily markets its products in the United States.

     International revenues are attributable to countries based on the location of the customers. During the three and six months ended September 30, 2005, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden, and the United Kingdom. During the three and six months ended September 30, 2004, sales to international locations were derived primarily from Canada and the United Kingdom.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
International revenues	21%	47%	24%	47%
Domestic revenues	79%	53%	76%	53%
Total revenues	100%	100%	100%	100%
     As of September 30, 2005 and March 31, 2005, the Company held long-lived assets outside of the United States with a net book value of approximately $1.1 million and approximately $1.2 million respectively, which were in India. No other country besides the US and India held a significant amount of long-lived assets.
3. Concurrent Transaction
     The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three and six months ended September 30, 2005, the Company recognized approximately $585,000 of revenue from the value-added reseller and did not purchase any professional services from the value- added reseller. For the three months ending September 30, 2004, the Company purchased approximately $153,000 of professional services from the value-added reseller. For the six months ended September 30, 2004, the Company recognized approximately $515,000 of revenue, which is net of approximately $100,000 of professional services purchased by the Company.
4. Related Party Transaction
     In connection with the resignation of Dr. Sanjay Mittal in September 2003 as the Company’s Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services. During the six months ending September 30, 2004, the Company recorded approximately $60,000 as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump sum severance of $412,500. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation. Dr. Mittal has been paid $9,750 in consulting services for the six months ended September 30, 2005.
5. Stockholders’ Equity
Deferred Compensation
     During the three and six months ending September 30, 2005, no options were granted to employees with exercise prices that were less than fair value. During the three and six months ending September 30, 2004, 24,250 and 80,750 options were granted to employees with exercise prices that were less than fair value. Such compensation is being amortized over the vesting period of the options, which is typically four years. For the three and six months ended September 30, 2005, the Company amortized approximately $22,000 and $102,000 of deferred compensation, respectively. During the three months ended September 30, 2004, the Company recorded total compensation expense of approximately $34,000, which was recorded as cost of goods sold. During the six months ended September 30, 2004, the Company recorded total compensation expense of approximately $83,000, which was recorded as cost of goods sold.

Stock Repurchase
     In May 2003, the Board approved a stock buyback program to repurchase up to $30 million worth of stock in the open market subject to certain criteria as determined by the Board.
     During the three and six months period ended September 30, 2005, the Company did not repurchase any shares of its common stock.
6. Income Taxes
     The Company recorded a provision for income taxes of approximately $18,000 and $48,000 for the three and six months ended September 30, 2005, respectively. The Company did not record any provision for income taxes for the three and six months ended September 30, 2004, respectively. The provision related to state franchise taxes in the U.S. and foreign taxes on interest income in India.
     Statement of Financial Accounting Standards No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We evaluate the realizability of the deferred tax assets on a quarterly basis.
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
     The following table presents the computation of basic and diluted net loss per share:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(2,421)	$(4,066)	$(5,150)	$(7,665)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,906	32,564	32,837	32,540
Less weighted-average shares subject to repurchase	—	—	—	—

Weighted-average shares used in computing basic and diluted, net loss per share	32,906	32,564	32,837	32,540

Basic and diluted, net loss per share	$(0.07)	$(0.12)	$(0.16)	$(0.24)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	5,342	4,296	5,352	2,569
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	2,441	2,764	2,248	4,491

Total common stock equivalents excluded from diluted net loss per common share	7,783	7,060	7,600	7,060

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
Patent Infringement
     On April 22, 2004, Trilogy Group filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against the Company. The complaint alleges that the Company has been and is willfully infringing, directly and indirectly, on Trilogy Group patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent the Company from infringing Trilogy Group’s patents in the future, and any other relief to which Trilogy Group may be entitled. The Company is vigorously defending against Trilogy’s claims and may incur substantial costs in such defense. While we cannot predict the outcome of this litigation, the Company believes the claims are without merit.
     On September 2, 2004, the Company filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy Group for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. The Company seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy Group from infringing the Company’s patents in the future, and any other relief to which the Company may be entitled. A claim construction hearing was held on September 26, 2005. The court has not yet issued a claim construction order. Discovery is ongoing. The Court has set a trial date for January 3, 2006 in this action.
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
     The amended complaint alleges that the officer and director defendants, CSFB and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors’ material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for the Company’s stock.

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
     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for our assignment of certain claims that we might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by us is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of us. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. We re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. On August 31, 2005, the court entered a preliminary order approving, with only minor modifications, the modified proposed settlement agreement. The court ordered that the mailing of the notices of pendency and proposed settlement of the class actions should begin on November 15, 2005 and continue on a rolling basis through January 15, 2006. The court also set Monday, April 24, 2006 as the date for the final fairness hearing. The deadline for class members to request exclusion from the settlement classes is Friday, March 24, 2006. Despite the preliminary approval, there can be no assurance that the court will ultimately approve the settlement.
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
     The plaintiffs’ money damage claims include prejudgment and post-judgment interest, attorneys’ and experts’ witness fees and other costs, as well as other relief to which the plaintiffs may be entitled should they prevail. The Company believes that the securities class action allegations against the Company and its officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the class action litigation is in its preliminary stages, and we cannot predict its outcome.
9. Determine Asset Acquisition
     On May 3, 2005, the Company acquired certain business assets of Determine Software, Inc. (“Determine”) for approximately $892,000 in cash. Determine is a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship compliance and automate the contract process from request to signature.
     In accordance with SFAS 141 “Business Combinations” (“FAS 141”), the Company allocated the purchase price of the acquisition to tangible and intangible assets acquired based on their estimated fair values. No liabilities were assumed in the acquisition. The fair value assigned to the intangible assets acquired was based on several factors, including valuations, estimates and assumptions. The purchase price for accounting purposes may be adjusted for a period of one year from the transaction close date for any higher than expected acquisition costs.

The purchase price was comprised of the following (in thousands of dollars):

Cash consideration	$799
Acquisition costs	93

Total Purchase Price	$892

The total purchase price is allocated as follows (in thousands of dollars):

	Amount	Amortization
	(‘000)	life (years)
Accounts Receivable	$74	—
Fixed Assets	17	—
Intangible assets:
Developed technology	367	3
Customer relationship	338	4
Customer backlog	96	1

Total purchase price	$892

The results of Determine’s operations effective May 3, 2005 has been included in the condensed consolidated financial statements.
     As of September 30, 2005, the intangible assets associated with Determine are included in Other Assets as follows:

Cost	$801
Accumulated amortization	(130)

Net	$671

     These intangible assets will be amortized on a straight-line basis over their estimated lives:

	2006	2007	2008	2009	2010
Amortization by fiscal year	$155	$207	$207	$95	$7

10. Restructuring
The Company made a reduction in staff of 42 employees in May 2005. Headcount reductions consisted of 11 in professional services, 8 in research and development, 12 in sales and marketing and 11 in general administration and finance, all in the U.S. These headcount reductions resulted in charges of approximately $688,000, consisting principally of severance payments and benefits, of which $115,000 was included in cost of revenues, $131,000 included in research and development expense, $126,000 included in sales and marketing expense, and $316,000 included in general and administrative expense. The charges for this latest reduction in staff have been accounted for in accordance with SFAS No. 146 “ Accounting for Costs Associated with Exit or Disposal Activities.” All amounts associated with this reduction have been paid except for approximately $98,000. The remaining payments are to be paid by the end of fiscal 2006.
11. Recent Accounting Pronouncements
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

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis” and “Risks Related to Our Business.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation, such as our patent infringement litigation with Trilogy Group, were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to the section later in this report entitled “Risks Related to Our Business.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
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
     In response to this development over the past year, we developed and introduced a “next generation” product family branded as EPS-M, which utilizes state-of-the-art technology and the power of our configuration, and pricing engines in a less expensive, more application focused offering. We have also been focused on expanding our product footprint and value proposition by extending into the growing contract management and compliance market. We began to achieve this objective shortly after the close of fiscal 2005 with the acquisition of certain of the assets of Determine Software Inc. (Determine). The products acquired also extend our business model by permitting us to offer an on-demand/hosted software-as-a-service solution for our customers. This on-demand/hosted solution model focused around contract management and now our EPS-M offering as well. We also intend to integrate contract management and compliance functionality into our EPS-M product during the remainder of fiscal 2006. With these new products, we are seeking to attract a small and medium sized market customer segment interested in using application software to manage complex product and service offering data, pricing management, contract management, compliance and speed new product or brand launches. Concurrent with the development, marketing and sales of these new products, we will continue to sell and support our existing platform products.
     Also in response to these business developments, we have worked to reduce our operating costs through the reduction of personnel and other costs. During fiscal 2005, we faced significant challenges as bookings of platform products underperformed expectations for the reasons described above and sales of the new EPS-M product family did not begin to materialize as projected. We expect our new bookings to continue to be challenged for at least the next two quarters as we transition to these new products, enter new markets and retool our sales force to sell our new products in new markets.
     As described above, we were able to enter the contract management and compliance market through our recent acquisition of certain assets of Determine. Additionally, Trilogy, a competitor, announced in January 2005, a conditional unsolicited offer to acquire us. As previously disclosed, our Board of Directors carefully considered the Trilogy offer and rejected it. Trilogy and Selectica have on-going patent infringement complaints against the other. This activity by Trilogy has caused diversion of our management’s attention and has caused us to incur significant legal expense, and we expect that such expenses will continue to be incurred through the trial (which is currently scheduled for January 2006) relating to the litigation. Further, our management believes that Trilogy’s actions have negatively impacted and may continue to negatively impact our configuration and pricing software business by slowing or preventing new bookings.

Quarterly Financial Overview
     For the three months ended September 30, 2005, our revenues were approximately $6.1 million with license revenues representing 17% and services revenues representing 83% of total revenues. In addition, approximately 72% of our quarterly revenue came from four customers. License margins for the quarter were 80% and services margins were 62%. Services margins increased quarter over quarter primarily due to decreased costs from headcount reductions within the professional services organization and related costs for facilities, support and outside services. While the Company anticipates entering into more time and material based services contracts, we still have some existing contracts which have fixed fee terms and may lower services margins in the future. Net loss for the quarter was approximately $2.4 million or $0.07 per share.
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
Critical Accounting Policies and Estimates
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, allowance for doubtful accounts, litigation and other contingencies. The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us because they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:
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
     In those instances where we determine that the service elements are essential to the other elements of the arrangement, we account for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (SOP 81-1). We follow the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We also account for certain arrangements under the completed contract method when we do not have the ability to reasonably estimate progress toward completion. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore license and services revenues have been recognized pursuant to SOP 81-1.
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
     The following table shows how our revenues has been recognized:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Contract Accounting	69%	75%	69%	63%
Residual Method	—	2%	—	10%
Subscription Method (includes Maintenance)	31%	23%	31%	27%

Total Revenues	100%	100%	100%	100%

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

Factors Affecting Operating Results
     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	23%	*	26%	*
Customer B	19%	28%	22%	30%
Customer C	13%	*	13%	*
Customer D	17%	*	*	*
Customer E	*	30%	*	15%
     To date, we have foreign activities in India, Canada and some European and Asian countries because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
     We have incurred significant losses since inception and, as of September 30, 2005, we had an accumulated deficit of approximately $177.8 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management and quoting solutions, contract management and compliance market.
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

Results of Operations
Revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
License	$1,039	$2,276	(54)%	$3,073	$4,332	(29)%
Percentage of total revenues	17%	32%		23%	29%
Services	$5,040	$4,917	3%	$10,085	$10,604	(5)%
Percentage of total revenues	83%	68%		77%	71%
Total revenues	$6,079	$7,193	(15)%	$13,158	$14,936	(12)%
     License. For the three months ending September 30, 2005, license revenues decreased on a quarterly basis by approximately $1.2 million compared to the three months ending September 30, 2004 primarily due to one significant contract for $2.1 million that was recognized in the three months ending September 30, 2004.
     For the six months ending September 30, 2005, license revenues decreased by approximately $1.3 million compared to the six months ending September 30, 2004 primarily due to the same significant contract mentioned above.
     For the six months ending September 30, 2005, license revenues primarily came from four significant customers who signed contracts in fiscal 2005. For the six months ending September 30, 2004, license revenues primarily came from two significant customers, who signed contracts in fiscal 2004.
     Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. We expect license revenues to continue to fluctuate/decline in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.
     Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. During the three months ending September 30, 2005, services revenues increased slightly year over year. The increase primarily related to the fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application. Maintenance revenues represented 42% and 31% of total services revenues for the three months ending September 30, 2005 and 2004, respectively. Maintenance revenues represented 38% and 36% of total services revenues for the six months ending September 30, 2005 and 2004, respectively.
     Maintenance revenues for the second fiscal quarter of 2006 increased by approximately $588,000 due to two significant customers when compared to the same three months in fiscal 2005. This increase was also due to the cash collection on such services in previous quarters recognized in the current quarter. With fewer new license agreements during the past year and relatively flat demand for other services, maintenance revenues may fluctuate in the future. Revenue from professional services declined by approximately $67,000 compared to the three months ended September 30, 2004.
     During the three and six months ending September 30, 2005, consulting services revenues decreased on a quarterly and year to date basis by approximately $465,000 and $418,000, respectively, compared to the same periods ending September 30, 2004. The decrease primarily relates to fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application. There was also service revenue in 2004 associated to a significant customer contract.
     We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, cash receipts, changes in scope or renegotiated terms, and additional services.

Cost of revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
		(in thousands, except percentages)
Cost of license revenues	$206	$214	(4)%	$338	$413	(18)%
Percentage of license revenues	20%	9%		11%	10%
Cost of services revenues	$1,938	$3,067	(37)%	$4,525	$6,219	(27)%
Percentage of services revenues	38%	62%		45%	59%
     Cost of License Revenues. The cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication and packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The year over year decrease in costs of license revenue during the three and six months ending September 30, 2005 from the three months ending September 30, 2004 was primarily due to decreased license revenue, which resulted in a decrease in the amount of royalty fees associated with third-party software and other sales associated costs. In addition, costs of licenses have a component of fixed costs that are not dependent upon sales volume. We anticipate that the cost of license revenues will remain at a relatively consistent level in absolute dollars and that the cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.
Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The reduction of the cost of services revenues in the six months ended September 30, 2005 was primarily due to a significant headcount reduction in the professional services organization from 105 to 57. This was offset by a loss of $277,000 on a project where the estimated costs to complete exceeded the anticipated revenues.
     Cost of services revenues for the three months ending September 30, 2005 decreased by approximately $1.1 million compared to the three months ending September 30, 2004. The decrease reflects the decrease in the number of customer projects and the continued reduction in force of professional services staff in fiscal 2005. Approximately $601,000 of the decrease was in professional service salaries and benefits. The balance of the reduction was attributable to reduced non-billable travel expenses of approximately $53,000, reduced billable travel expenses of approximately $290,000 and allocations of facilities and overhead expenses of approximately $76,000.
     Cost of services revenues for the six months ending September 30, 2005 decreased by approximately $1.7 million compared to the six months ending September 30, 2004. The decrease was a result of the decreases mentioned above. Approximately $1.0 million of the decrease was in professional service salaries and benefits. The balance of the reduction was attributable to reduced travel expenses of approximately $55,000 and allocations of facilities and overhead expenses of approximately $154,000. The aforementioned decreases were offset by restructuring charges of approximately $116,000 incurred in the three months ending June 30, 2005.
     During the three months ending September 30, 2005 and 2004, we amortized approximately $12,000 and approximately $82,000, respectively, for deferred compensation related to stock options.
Gross Margins
     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
License	80%	91%	89%	90%
Services	62%	38%	55%	41%

     We experienced a decrease in license margins during the three and six months ending September 30, 2005 from the three and six months ending September 30, 2004 due to lower license revenues. Costs of licenses have a component of fixed costs that are not dependent upon sales volume. Some of our software has embedded third-party software for which royalties need to be paid. When our software products are licensed with royalty bearing software, margins are lower than when our software products are licensed without such third party software products. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix.
     The increase in service margins during the three and six months ending September 30, 2005 from the three and six months ending September 30, 2004 was attributable to some lower margin engagements which revenue was recognized for during fiscal year 2004. In addition, we experienced decreased costs in fiscal year 2005 associated with a reduction in a significant number of employees within the professional services organization.
     The increase in service margins during the six months ending September 30, 2005 from the six months ending September 30, 2004 were attributable to the decreased costs associated with a significant headcount reduction, a decrease in non-cash charges associated with the acceleration of stock options, the continued reduction in the number of employees within the professional services organization, and related costs for facilities, equipment and outside services.
Operating Expenses

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands, except percentages)
Research and development	$2,212	$3,201	(31)%	$4,777	$6,456	(26)%
Percentage of total revenues	36%	45%		36%	43%
Sales and marketing	$1,685	$3,180	(47)%	$3,422	$6,155	(44)%
Percentage of total revenues	28%	44%		26%	41%
General and administrative	$3,081	$2,112	46%	$6,383	$4,096	56%
Percentage of total revenues	51%	29%		49%	27%
     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $989,000 in research and development expenses during the three months ending September 30, 2005 compared to the three months ending September 30, 2004 was due to the reduction in 28 staff during the year 2005, offset by additions of 9 staff associated with the acquisition of Determine. Salaries and benefits decreased by approximately $812,000 and outside services by approximately $215,000. Amortization of the developed technology acquired from Determine was approximately $31,000.
     The decrease of approximately $1.7 million in research and development expenses during the six months ended September 30, 2005 compared to the six months ended September 30, 2004 was due primarily to the staff reduction mentioned above. Salaries and benefits decreased by approximately $1.5 million and outside services by approximately $244,000. Closure of an office in India resulted in reduction of facilities costs of approximately $116,000. These reductions were offset by increases in restructuring costs and severance benefits of approximately $131,000. Amortization of the developed technology acquired from Determine was approximately $51,000.
     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease in sales and marketing expense of approximately $1.5 million during the three months ending September 30, 2005 from the three months ending September 30, 2004 was due primarily to a reduction in spending on marketing programs, decrease of sales commissions and salaries and reduction in the allocation of fixed overhead costs as a result of the reduced headcount in these areas.
     The year over year decrease in expense was attributable to a reduction in staff of 25 sales staff and 9 marketing staff with $1.1 million in reduced salaries and benefits expenses. The reduction in headcount also reduced support and overhead costs by approximately $213,000. Marketing and promotion expenses were also reduced by approximately $129,000. These reductions were offset by increases in amortization of Determine intangible assets for customer relationships and backlog of $47,000.

     During the six months ending September 30, 2005 compared to the six months ending September 30, 2004, sales and marketing expenses decreased by approximately $2.7 million. The decrease was attributable to a reduction in staff with $2.2 million in reduced salaries and benefits expenses. The reduction in headcount also reduced travel expense by approximately $84,000 and support and overhead costs by approximately $272,000. These reductions were offset by increases in severance and restructuring charges of approximately $126,000 and amortization of Determine intangible assets for customer relationships and backlog of $79,000.
We plan to monitor our sales and marketing expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues.
     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The increase of approximately $969,000 in general and administrative expense during the three months ending September 30, 2005 from the three months ending September 30, 2004 was due primarily to increases of approximately $757,000 in legal and professional fees associated with ongoing patent litigation and various corporate matters, and approximately $173,000 of outside services related to Sarbanes Oxley, strategy and outsourced human resources consulting. Despite reductions in staff, salaries and benefits increased slightly, approximately $87,000, due to the hiring of the new CEO in the current year, retention bonuses and increased travel in the most recent three months. Due to reductions in staff in other departments during the past year and in the three months ended September 30, 2005, allocations of corporate expenses to other departments were reduced and general and administrative allocations were reduced by approximately $139,000 and borne by the department.
     General and administrative expense during the six months ending September 30, 2005 compared to the six months ending September 30, 2004 increased by approximately $2.3 million. This increase was due primarily to increases of approximately $757,000 in audit and related fees associated with reporting under Sarbanes-Oxley (SOX), approximately $108,000 in SOX consulting fees, approximately $938,000 in legal fees associated with ongoing patent litigation and various corporate matters, increases in outsourced human resources consulting and approximately $318,000 of restructuring and severance costs.
     During the six months ending September 30, 2005, we amortized approximately $81,000 for compensation related to stock option modifications. During the six months ended September 30, 2004, we did not amortize any deferred compensation related to stock options.
Interest and Other Income, Net
     Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and six months ending September 30, 2005, interest income totaled approximately $640,000 and $1.2 million, respectively. During the three and six months ending September 30, 2004, interest income totaled approximately $515,000 and $738,000, respectively. The increase was due primarily to higher interest rates in 2005 on the cash and investments balances and offset by the reduction of cash and investments balance due to these amounts being used for the operation of our business.
Provision for Income Taxes
     During the three and six months ending September 30, 2005, the Company recorded income tax provisions of approximately $18,000 and 48,000, respectively. These amounts related to taxable interest income in India and state franchise taxes in the U.S. The Company did not record any income tax provision for the three and six months ending September 30, 2004.
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

Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 R, “Share-Based Payment”, as an amendment to SFAS No. 123. SFAS 123 R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123 R will be effective for us as of the first quarter of fiscal 2007, beginning April 1, 2006. The Company is in the process of determining how the method of valuing stock-based compensation as prescribed under SFAS 123 R will be applied to stock based awards after the effective date and the impact the recognition of compensation expense related to such awards will have on its operating results.
Liquidity and Capital Resources

	September 30,	March 31,
	2005	2005	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$85,375	$93,263	(8)%
Working capital	$83,140	$89,879	(7)%

	Six Months Ended
	September 30,
	2005	2004	Change
	(in thousands, except percentages)
Net cash used in operating activities	$(5,566)	$(8,307)	(33)%
Net cash provided by (used in) investing activities	$(8,019)	$(4,866)	65%
Net cash provided by financing activities	$390	$304	28%
     Our primary sources of liquidity consisted of approximately $85.4 million in cash, cash equivalents and short-term investments and approximately $7.6 million in long-term investments for a total of approximately $93.0 million as of September 30, 2005 compared to approximately $93.3 million in cash, cash equivalents and short-term investments and approximately $5.6 million in long-term investments for a total of approximately $98.9 million as of March 31, 2005. During the six months ending September 30, 2005, the decrease in cash and cash equivalents was primarily related to approximately $5.6 million of cash used in operations and by approximately $7.2 million in net purchases of short and long-term investments and $892,000 of Determine acquisition costs, offset by the issuance of common stock of approximately $390,000. During the six months ending September 30, 2004, the decrease in cash and cash equivalents was primarily related to approximately $8.3 million of cash used in operations and approximately $4.2 million net purchases of short and long-term investments and by the issuance of common stock of approximately $304,000. We experienced a net decrease in working capital at September 30, 2005 as compared to March 31, 2005 primarily due to the cash used in operations and purchases in excess of proceeds from short-term and long-term investments.
     The net cash used for operating activities for the six months ending September 30, 2005 was due primarily to approximately $5.2 million in net loss, approximately $603,000 in decreased liabilities, a decrease in deferred revenue of approximately $328,000 offset by approximately $611,000 in depreciation and amortization. The net cash used in operating activities for the six months ending September 30, 2004 was due primarily to an approximately $7.7 million net loss and a reduction of approximately $1.1 million in accounts receivable.
     The net cash used for investing activities for the six months ending September 30, 2005 was due primarily to approximately $7.1 million of net purchase of available-for-sale investments as compared to approximately $4.3 million of net purchases of available-for-sale investments for the six months ending September 30, 2004. During the six months ending September 30, 2005, we acquired the assets of Determine Software, Inc. for approximately $892,000. For the six months ending September 30, 2005 and 2004, we spent approximately $64,000 and $575,000 for capital expenditures, respectively.

     The net cash provided by financing activities was primarily due to the issuance of common stock through the exercise of options and employee stock purchase plans for approximately $390,000 for the six months ended September 30, 2005. In the six months ending September 30, 2004, the net cash provided by financing activities was primarily due to the issuance of common stock through the exercise of options for approximately $679,000, offset by the cost of stock repurchased by the Company for approximately $375,000.
     We had no significant commitments for capital expenditures as of September 30, 2005. We expect to fund our future capital expenditures and operations from a combination of available cash balances and short term investments. We have no outside debt and do not have any plans to enter into borrowing arrangements.
     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2005, the effects of the foreign currency fluctuations were immaterial, and we are not engaged in any foreign currency hedging activities.

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
     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $14.7 million, $8.8 million, and $29.7 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. We have incurred net losses of approximately $5.2 million for the six months ending September 30, 2005 and have an accumulated deficit of approximately $177.8 million as of September 30, 2005. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
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
     On December 3, 2004, we announced that we entered into a definitive merger agreement with I-many, Inc., under which we agreed, subject to certain conditions, to pay $1.55 per share in cash for all outstanding shares of I-many common stock, for a total transaction value of $70 million. The transaction was not approved by the I-many stockholders, and the merger agreement was terminated in March 2005. In May 2005, we entered into an agreement to purchase certain assets and products of Determine for cash. The transaction closed in the first quarter of fiscal 2006.
     The attempt to acquire and merge I-many required a significant amount of management time, as well as significant consulting, legal and accounting expense which negatively affected our operating results. We may engage in acquisitions of other companies, products or technologies, such as the recent acquisition of Determine. If we fail to integrate successfully any future acquisitions (or technologies associated with such), the revenue and operating results of the combined companies could decline. The process of integrating an acquired business may result in unforeseen difficulties and expenditures. If we fail to complete any acquisitions of any other companies, it may also result in unforeseen difficulties and expenditures. Acquisitions may involve a number of other potential risks to our business and include, but are not limited to the following:

▪	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations from failure to accurately forecast the financial impact of an acquisition;

▪	use of cash;

▪	issuance of stock that would dilute our current stockholders’ percentage ownership;

▪	incurring debt;

▪	assumption of liabilities;

▪	amortization expenses related to other intangible assets;

▪	incurring large and immediate write-offs;

▪	incurring legal and professional fees;

▪	problems combining the purchased operations, technologies or products with ours;

▪	unanticipated costs;

▪	diversion of managements’ attention from our core business;

▪	exposure to the judgment and decisions of third parties and lack of control over the operations of our partners and resellers;

▪	adverse effects on existing business relationships with suppliers and customers; and

▪	potential loss of key employees, particularly those of the acquired organizations.
Any acquisitions or joint ventures may cause our financial results to suffer as a result of these risks. Where mergers, acquisitions or joint ventures are intended to enhance revenue and operating results, such revenue opportunities may not materialize, or the cost of integration and reorganization of the new operations may cost more than anticipated.
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
     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 76% and 64% of our revenues for the six months ended September 30, 2005 and 2004, respectively. Our ten largest customers accounted for 83% and 76% of our revenues for the six months ended September 30, 2005 and 2004, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	23%	*	26%	*
Customer B	19%	28%	22%	30%
Customer C	13%	*	13%	*
Customer D	17%	*	*	*
Customer E	*	30%	*	15%
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
     We have reduced our headcount and operations in the last two years and we may further reduce our operating expenses. These reductions have placed, and will continue to place increased demands on our managerial, administrative, operational, financial and other resources.

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
     The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include large publicly traded companies such as Oracle Corporation, SAP and Siebel Systems, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing and quoting software, as well as private companies such as Comergent Technologies, Firepond and Trilogy.
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
     We need to better manage our professional services organization to assist our customers with implementation and maintenance of our products. Because professional services have been expensive to provide, we must improve the management of our professional services organization to improve our results of operations. Improving the efficiency of our consulting services is dependent upon attracting and retaining experienced project managers. In addition, because of market conditions, the pricing of professional services projects has made it difficult to improve operating margins.
     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three and six months ending September 30, 2005 and 2004, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
License	80%	91%	89%	90%
Services	62%	38%	55%	41%
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
     We conduct development, quality assurance and professional services operations in India. We are dependent on our India-based operations for these aspects of our business. As of September 30, 2005, we had 85 persons employed in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold nine patents in U.S. In addition, we have two trademarks registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in the European Community and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

Our results of operations will be harmed by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.
     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.3 million in net deferred compensation charges. During the three months period ending September 30, 2005 and 2004, we amortized approximately $16,000 and $34,000 of such charges. During the six months period ending September 30, 2005 and 2004, we recorded approximately $38,000 and $83,000 of such charges. For the six months ended September 30, 2005, we also recognized approximately $64,000 of compensation expense related to option vesting acceleration. We expect to amortize approximately $18,000 of deferred compensation expense for the remaining six months ending March 31, 2006 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.
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
We are the target of a patent infringement litigation complaint and several securities class action complaints which could result in substantial costs and divert management attention and resources.
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
     On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy Group for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. We seek money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy Group from infringing our patents in the future, and any other relief to which we may be entitled. A claim construction hearing was held on September 26, 2005. The court has not yet issued a claim construction order. Discovery is ongoing. The Court has set a trial date for January 3, 2006 in this action.

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
     The amended complaint alleges that the Company, the officer and director defendants and CSFB violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors’ material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for our stock.
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

     On June 25, 2003, a Special Committee of the Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for our assignment of certain claims that the Company might have against its underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. We re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. On August 31, 2005, the court entered a preliminary order approving, with only minor modifications, the modified proposed settlement agreement. The court ordered that the mailing of the notices of pendency and proposed settlement of the class actions should begin on November 15, 2005 and continue on a rolling basis through January 15, 2006. The court also set Monday, April 24, 2006 as the date for the final fairness hearing. The deadline for class members to request exclusion from the settlement classes is Friday, March 24, 2006. Despite the preliminary approval, there can be no assurance that the court will ultimately approve the settlement.
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
     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights plan adopted by the Company on February 4, 2003 may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:
—	providing for a classified board of directors with staggered three-year terms;

—	restricting the ability of stockholders to call special meetings of stockholders;

—	prohibiting stockholder action by written consent;

—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

—	granting our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.
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
     We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting as of March 31, 2005. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2005, we concluded that we had deficiencies in our internal control over financial reporting that constitute five material weaknesses, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting of the Form 10-K for the fiscal year ended March 31, 2005. Our independent registered public accounting firm at the time reached the same conclusion. We are implementing corrective actions, which we believe will remediate each of these deficiencies. However, we cannot be certain that these measures will result in adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Compliance with new regulations dealing with corporate governance and public disclosure may result in additional expenses and require significant management attention.
     The Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities Exchange Commission and the NASDAQ National Market has required changes in corporate governance practices of public companies. These rules are increasing our legal and financial compliance costs and causing some management and accounting activities to become more time-consuming and costly. This includes increased levels of documentation, monitoring internal controls, and increased manpower and use of consultants to comply. We have and will continue to expend significant efforts and resources to comply with these rules and regulations and have implemented a comprehensive program of compliance with these requirements and high standards of corporate governance and public disclosure.
     These rules may also make it more difficult and more expensive us to obtain director and officer liability insurance, and may make us accept reduced coverage or incur substantially higher costs for such coverage. The rules and regulations may also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.
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
In addition, the recent growth in the use of the Internet has caused periods of poor or slow performance, requiring components of the Internet infrastructure to be upgraded. Delays in the development or adoption of new equipment and standards or protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its ability to grow as a commercial medium.
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
     During the six months ending September 30, 2005, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $111,000 (less than 0.12%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2005. During the six months ending September 30, 2004, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $136,000 (less than 0.12%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2004.
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
     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of September 30, 2005 through the fiscal years ending:

	2006	2007	2008	2009	Total
	(in thousands)
Investment CD	$576	$1,857	$738	$1	$3,172
Weighted Average yield	4.31%	5.90%	5.50%	5.75%	5.52%
Auction rate securities	20,650	1,000	—	—	21,650
Weighted Average yield	3.77%	4.04%	—	—	3.78%
Corporate notes & bonds	5,214	1,288	—	—	6,502
Weighted Average yield	2.87%	4.07%	—	—	3.11%
Government agencies	28,900	16,589	—	—	45,489
Weighted Average yield	2.35%	3.57%	—	—	2.79%

Total investments	$55,340	$20,734	$738	$1	$76,813

ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective because of the material weaknesses described below.

(b)	Changes in Internal Control over Financial Reporting. As previously disclosed in Item 9A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2005, for the year ended March 31, 2005, we determined that five material weaknesses existed in the Company’s internal control over financial reporting related to controls maintained by the Company. We have undertaken efforts in fiscal 2005 and during the two quarters of fiscal 2006 to establish a framework to improve internal controls over financial reporting. We have committed resources to the design, implementation, documentation and testing of our internal controls. Additional resources have been assigned to remediate and re-test certain internal control deficiencies, such as the material weaknesses described in our Form 10-K, identified during our first annual assessment of our internal controls. We have either performed or are in process of implementing our remediation plan to address the deficiencies in our internal controls. These involve CFO and VP Finance accounting review and approval processes over non-routine transactions, including implementation of additional checklists, more timely review and accounting for non-routine transactions and timely identification of non-routine issues with our auditors. We are also evaluating appropriate staffing and experience levels in our corporate controllership function.

Because of the insufficient controls described in the preceding paragraphs, the Company concluded that its internal controls over financial reporting was not effective as of March 31, 2005. While management implemented new controls in the last two quarters as described in its remediation plan, we maintained our assessment as of March 31, 2005 to allow sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to access the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses disclosed above Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2005, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Patent Infringement
     On April 22, 2004, Trilogy filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division (which has subsequently been served), alleging patent infringement against us. The complaint alleges that we have been and are willfully infringing, directly and indirectly, on Trilogy patents relating to the making, using, licensing, selling, offering for sale, or importing products including configuration and pricing software and related consulting services. The complaint seeks money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent us from infringing Trilogy’s patents in the future, and any other relief to which Trilogy may be entitled. The Company is vigorously defending against Trilogy’s claims and may incur substantial costs in such defense. While we cannot predict the outcome of this litigation, the Company believes the claims are without merit.
     On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software. We seek money damages, costs, attorneys’ fees, penalties for willful infringement, an injunction to prevent Trilogy from infringing our patents in the future, and any other relief to which we may be entitled. We may incur substantial costs in pursuing its claims against Trilogy. A claim construction hearing was held on September 26, 2005. The court has not yet issued a claim construction order. Discovery is ongoing. The Court has set a trial date for January 3, 2006 in this action.

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
     The amended complaint alleges that the officer and director defendants, CSFB and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors’ material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for the Company’s stock.
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
     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for the assignment by us of certain claims that we might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by us is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of us. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. We re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. On August 31, 2005, the court entered a preliminary order approving, with only minor modifications, the modified proposed settlement agreement. The court ordered that the mailing of the notices of pendency and proposed settlement of the class actions should begin on November 15, 2005 and continue on a rolling basis through January 15, 2006. The court also set Monday, April 24, 2006 as the date for the final fairness hearing. The deadline for class members to request exclusion from the settlement classes is Friday, March 24, 2006. Despite the preliminary approval, there can be no assurance that the court will ultimately approve the settlement.

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
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its annual meeting of stockholders in Santa Clara, California on September 22, 2005 (the “Annual Meeting”). Of the 32,884,505 shares outstanding as of the record date, 31,150,099 shares were represented in person or by proxy at the Annual Meeting. At the Annual Meeting the following actions were voted upon:
1. To elect the following directors to serve for a term ending upon the 2008 Annual Meeting of Stockholders and until their successors are elected and qualified:

	FOR	WITHHELD
Dr. Sanjay Mittal	22,144,856	7,082,093
Thomas Neustaetter	22,163,588	7,063,361
2. A stockholder proposal to amend Section 2.2 of the Company’s Bylaws to provide that any stockholder shall be permitted to call a special meeting of the stockholders:

FOR	AGAINST	ABSTAIN
7,616,625	23,533,474	0
3. A stockholder proposal to approve a non-binding recommendation to the Board to declassify the Board by amending Article VI of the Company’s Amended and Restated Certificate of Incorporation:

FOR	AGAINST	ABSTAIN
7,616,625	23,533,474	0
4. A stockholder proposal to amend Article III, Section 3.2 of the Company’s Bylaws to require the Board of Directors to have no less than five (5) members and no more than seven (7) members:

FOR	AGAINST	ABSTAIN
7,616,625	23,533,474	0

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
Date: November 9, 2005

SELECTICA, INC.
Registrant

/s/ VINCENT G. OSTROSKY

Vincent G. Ostrosky
President and Chief Executive Officer

/s/ STEPHEN BENNION

Stephen Bennion
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.