Form 10-Q
period 2005-12-31
SELECTICA INC
filed 2006-02-14
CIK 1090908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of January 31, 2006, was 32,630,760.

FORM 10-Q
SELECTICA, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	March 31,
	2005	2005 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,553	$29,360
Short-term investments	69,793	63,903
Accounts receivable, net of allowance for doubtful accounts of $117 and $149, respectively	2,363	2,811
Prepaid expenses and other current assets	1,915	2,093
Investments, restricted—short term	—	182

Total current assets	90,623	98,349

Property and equipment, net	2,542	3,158
Other assets	1,134	511
Long-term investments	4,887	5,606

Total assets	$99,186	$107,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,599	$2,261
Accrued payroll and related liabilities	1,294	1,935
Other accrued liabilities	1,878	1,472
Other accrued liabilities — litigation settlement	7,500	—
Deferred revenues	2,323	2,802

Total current liabilities	15,594	8,470

Other long term liabilities	1,164	1,434

Contingencies (see Note 8)

Stockholders’ equity:

Common stock	4	4
Additional paid-in capital	293,224	292,616
Deferred compensation	(23)	(91)
Accumulated deficit	(188,542)	(172,613)
Accumulated other comprehensive income (loss)	(151)	(448)
Treasury stock	(22,084)	(21,748)

Total stockholders’ equity	82,761	97,720

Total liabilities and stockholders’ equity	$99,186	$107,624

* Derived from audited consolidated financial statements
See accompanying notes.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
License	$520	$2,301	$3,593	$6,633
Services	4,737	6,613	14,822	17,217

Total revenues	5,257	8,914	18,415	23,850
Cost of revenues:
License	164	217	502	630
Services	2,255	3,088	6,780	9,307

Total cost of revenues	2,419	3,305	7,282	9,937

Gross profit	2,838	5,609	11,134	13,913
Operating expenses:
Research and development	1,943	3,049	6,720	9,505
Sales and marketing	1,592	2,939	5,014	9,094
General and administrative	3,204	1,931	17,087	6,027
Litigation settlement	7,500	—	—	—

Total operating expenses	14,239	7,919	28,821	24,626

Loss from operations	(11,402)	(2,310)	(17,688)	(10,713)
Other income	—	95	—	95
Interest income	647	703	1,832	1,441

Loss before provision for income taxes	(10,755)	(1,512)	(15,856)	(9,177)

Provision for income taxes	25	—	73	—

Net loss	$(10,780)	$(1,512)	$(15,929)	$(9,177)

Basic and diluted net loss per share	$(0.33)	$(0.05)	$(0.48)	$(0.28)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,958	32,450	32,894	32,600

See accompanying notes.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	December 31,
	2005	2004
Operating activities
Net loss	$(15,929)	$(9,177)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	887	914
Gain on disposal of fixed assets	(28)	(14)
Amortization of deferred compensation	53	105
Net gain on sales of eInsurance assets		95
Charge related to stock option modification	64	16
Changes in assets and liabilities:
Accounts receivable	523	(1,899)
Prepaid expenses and other current assets	179	163

Accounts payable	339	576
Accrued payroll and related liabilities	(641)	114
Other accrued liabilities and other long term liabilities	136	(1,008)
Other accrued liabilities – litigation settlement	7,500	—
Deferred revenues	(479)	(4,024)

Net cash used in operating activities	(7,396)	(14,139)

Investing activities
Capital expenditures	(26)	(588)
Proceeds from restricted investments	182	(1)
Purchase of short term investments	(14,969)	(23,353)
Net proceeds on sales of eInsurance assets	—	(95)
Proceeds from maturities of short-term investments	9,274	44,063
Purchase of long term investments	(42,657)	(38,087)
Proceeds from maturities of long-term investments	43,376	19,676
Acquisition cost paid	(892)	—
Proceeds from disposal of fixed assets	29	14

Net cash used in investing activities	(5,683)	1,629

Financing activities
Cost of common stock repurchase	(336)	(798)
Proceeds from issuance of common stock	608	1,182

Net cash provided by financing activities	272	384

Net decrease in cash and cash equivalents	(12,807)	(12,126)
Cash and cash equivalents at beginning of the period	29,360	31,349

Cash and cash equivalents at end of the period	$16,553	$19,223

See accompanying notes.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of operations for the three and nine months ended December 31, 2005 and 2004, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2005 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2005, and the results of operations for the three and nine months ended December 31, 2005 and 2004 and cash flows for the nine months ended December 31, 2005 and 2004. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2005 has been derived from the audited consolidated financial statements at that date.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of December 31, 2005, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

Cash Equivalents and Investments
     Cash equivalents consist of short-term, highly liquid financial instruments that are principally money market funds, commercial paper, corporate notes and government agency notes with insignificant interest rate risk; cash equivalents are readily convertible to cash and have maturities of three months or less from the date of purchase. The fair value, based on quoted market prices, of cash equivalents is substantially equal to their carrying value at December 31, 2005 and March 31, 2005. The Company considers all investment securities with original maturities of more than three months but less than one year to be short-term investments. Investments with maturities of more than one year are considered to be long-term investments.
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
     Arrangements consisting of consulting services. Consulting services consist of a range of services including installation of off-the-shelf software, customization of the software for the customer’s specific application, data conversion and building of interfaces to allow the software to operate in the customized environments. Consulting services may be recognized based on customer acceptance in the form of customer-signed timesheets, invoices, cash received, or customer-signed acceptance as defined in the master service agreement. When estimates of costs to complete consulting contracts exceed the revenues to be recognized, the expected loss is recorded when it becomes evident.
Customer Concentrations
     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.
     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Customer A	26%	18%	26%	11%
Customer B	22%	*	22%	22%
Customer C	*	35%	*	14%
Customer D	*	14%	*	13%
Customer E	*	*	*	10%

•	Customer account was less than 10% of total revenues.
     Customers who accounted for at least 10% of net accounts receivable were as follows:

	December 31,	March 31,
	2005	2005
Customer A	26%	*
Customer B	25%	*
Customer C	17%	45%
Customer D	*	26%
Customer E	*	10%

*	Customer account was less than 10% of net accounts receivable.
Warranties and Indemnifications
     The Company generally provides a warranty for its software products to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of a product under such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product. The Company has not provided for a warranty accrual or incurred any warranty costs as of December 31, 2005 and March 31, 2005. To date, the Company has not refunded any amounts in relation to any such warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software. To date, the Company has no knowledge of any claims being filed nor has the Company been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of December 31, 2005.
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
Intangible Assets
     The Company purchased intangible assets at fair value as determined by a third party as part of its acquisition of the assets of Determine Software, Inc. (see Note 9). The original cost is amortized on a straight-line basis over the estimated life of each asset as determined by management. The Company regularly performs reviews to determine if the carrying value of the intangible asset is impaired. If and when indicators of impairment exist, the Company assesses the need to record an impairment loss. Intangible assets represent acquired customer backlog, customer relationships as well as developed technology. The intangible assets are being amortized using the straight-line basis over their estimated useful lives, which range from 1-4 years.
Accumulated and Other Comprehensive Income (Loss)
     Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income/loss is comprised of net unrealized gains/loss on available for sale securities of net unrealized losses of approximately $150,000 and approximately $448,000 at December 31, 2005 and March 31, 2005, respectively.
     The components of comprehensive loss, net of related income tax, for the three and nine months ended December 31, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(10,780)	$(1,512)	$(15,929)	$(9,177)
Change in unrealized gain (loss) on securities	61		297	(430)

Comprehensive loss	$(10,719)	$(1,647)	$(15,632)	$(9,607)

Stock-Based Compensation
The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) (see Note 11) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant (Intrinsic Value Method), if any.
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
     Pro forma information regarding net loss as if the Company had accounted for its employee stock purchase plan during the three and nine months ended December 31, 2005 and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and nine months ended December 31, 2005 and 2004 with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.38%	2.45%	3.98%	2.62%
Dividend yield	0%	0%	0%	0%
Expected volatility	60.94%	66.77%	62.22%	65.95%
Expected option life in years	1.25	1.89	1.25	1.92
     Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the three and nine months ended December 31, 2005 and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the three and nine months ended December 31, 2005 and 2004 with the following weighted average assumptions:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.38%	2.63%	3.77%	3.40%
Dividend yield	—	—	—	—
Expected volatility	60.94%	66.77%	64.61%	78.93%
Expected option life in years	3.98	3.70	3.89	3.83
     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
	2005	2004	2005	2004
Net loss, as reported	$(10,780)	$(1,512)	$(15,929)	$(9,177)
Add: Stock based employee compensation expense Included in reported net loss	15	23	117	121
Deduct: Total stock based employee compensation determined under fair value based method for all awards	(642)	(793)	(2,254)	(2,786)

Pro forma net loss	$(11,407)	$(2,282)	$(18,066)	$(11,842)

Basic and diluted net loss per share, as reported	$(0.33)	$(0.05)	$(0.48)	$(0.28)

Basic and diluted pro forma net loss per share	$(0.35)	$(0.07)	$(0.55)	$(0.36)

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
     International revenues are attributable to countries based on the location of the customers. During the three and nine months ended December 31, 2005, sales to international locations were derived primarily from Canada, France, India, Japan, New Zealand, Sweden, and the United Kingdom. During the three and nine months ended December 31, 2004, sales to international locations were derived primarily from Canada and the United Kingdom.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
International revenues	8%	25%	19%	39%
Domestic revenues	92%	75%	81%	61%
Total revenues	100%	100%	100%	100%
     As of December 31, 2005 and March 31, 2005, the Company held long-lived assets outside of the United States with a net book value of approximately $1.1 million and approximately $1.2 million respectively, which were in India. No other country besides the US and India held a significant amount of long-lived assets.
3. Concurrent Transaction
     The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three and nine months ended December 31, 2005, the Company recognized approximately $585,000 of revenue from the value-added reseller and did not purchase any professional services from the value- added reseller. For the three months ending December 31, 2004, the Company did not purchase professional services from the value-added reseller. For the nine months ended December 31, 2004, the Company recognized approximately $515,000 of revenue, which is net of approximately $100,000 of professional services purchased by the Company.
4. Related Party Transaction
     In connection with the resignation of Dr. Sanjay Mittal in September 2003 as the Company’s Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services. During the three and nine months ending December 31, 2004, the Company recorded approximately $60,000 and $180,000 as outside services expense in research and development in connection with Dr. Mittal’s role as CTA. In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump sum severance of $412,500. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation. Dr. Mittal has been paid $11,700 and $21,450 in consulting services for the three and nine months ended December 31, 2005. Dr. Mittal is a member of the Board of Directors of the Company.
5. Stockholders’ Equity
Deferred Compensation
     During the three and nine months ending December 31, 2005, no options were granted to employees with exercise prices that were less than fair value. During the three and nine months ending December 31, 2004, 20,250 and 101,000 options were granted to employees with exercise prices that were less than fair value. Such compensation is being amortized over the vesting period of the options, which is typically four years. For the three and nine months ended December 31, 2005, the Company amortized approximately $15,000 and $117,000 of deferred compensation, respectively. During the three months and nine months ended December 31, 2004, the Company recorded total compensation expense of approximately $23,000 and $121,000, which was recorded as cost of goods sold.

Stock Repurchase
     On November 9, 2005, the Company announced that the Board of Directors had authorized a new $25 million stock repurchase program which was implemented in December 2005 pursuant to the provisions of Rule 10b-18 of the Exchange Act. This new program replaced the prior repurchase plan previously announced on May 6, 2003. Pursuant to the plan, the Company expects to repurchase shares in the open market from time to time based on market conditions. The Company repurchased 125,839 shares for an aggregate expenditure of $336,000 for the three and nine months ended December 31, 2005.
6. Income Taxes
     The Company recorded a provision for income taxes of approximately $25,000 and $73,000 for the three and nine months ended December 31, 2005, respectively. The Company did not record any provision for income taxes for the three and nine months ended December 31, 2004, respectively. The provision related to state franchise taxes in the U.S. and foreign taxes on interest income in India.
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
     The following table presents the computation of basic and diluted net loss per share:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(10,780)	$(1,512)	$(15,929)	$(9,177)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,966	32,450	32,897	32,600
Less weighted-average shares subject to repurchase	(8)	—	(3)	—

Weighted-average shares used in computing basic and diluted, net loss per share	32,958	32,450	32,894	32,600

Basic and diluted, net loss per share	$(0.33)	$(0.05)	$(0.48)	$(0.28)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	5,538	3,700	5,538	3,405
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	1,574	2,871	1,574	3,174

Total common stock equivalents excluded from diluted net loss per common share	7,112	6,571	7,112	6,579

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
Patent Infringement
     On April 22, 2004, Trilogy Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division alleging patent infringement against the Company. On September 2, 2004, the Company filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software.
     In January 2006, Trilogy and the Company reached a settlement resolving the patent dispute. Trilogy and the Company agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, the Company will also pay Trilogy a one-time sum of $7.5 million. The Company has accrued $7.5 million for the period ending December 31, 2005. The Company is required to make payment on or before February 21, 2006.
Class Action
     Between June 5, 2001 and June 22, 2001, four securities class action complaints were filed against the Company, certain of its officers and directors, and Credit Suisse First Boston Corporation (“CSFB”), as the underwriters of our March 13, 2000 initial public offering (“IPO”), in the United States District Court for the Southern District of New York. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
     The amended complaint alleges that the officer and director defendants, CSFB and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in the Company’s registration statement on Form S-1 filed with the SEC in March 2000 in connection with the Company’s IPO. Specifically, the complaint alleges, among other things, that CSFB solicited and received excessive and undisclosed commissions from several investors in exchange for which CSFB allocated to those investors material portions of the restricted number of shares of common stock issued in the Company’s IPO. The complaint further alleges that CSFB entered into agreements with its customers in which it agreed to allocate the common stock sold in the Company’s IPO to certain customers in exchange for which such customers agreed to purchase additional shares of the Company’s common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for the Company’s stock.
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
     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for the Company’s assignment of certain claims that the Company might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. The Company re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. On August 31, 2005, the Court entered a preliminary order approving, with only minor modifications, the modified proposed settlement agreement. The court ordered that the mailing of the notices of pendency and proposed settlement of the class actions be completed by January 15, 2006. The court scheduled the final fairness hearing for Monday, April 24, 2006 as the date for the final fairness hearing. The deadline for class members to request exclusion from the settlement classes is Friday, March 24, 2006. Despite the preliminary approval, there can be no assurance that the Court will ultimately approve the settlement.
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
     The plaintiffs’ money damage claims include prejudgment and post-judgment interest, attorneys’ and experts’ witness fees and other costs, as well as other relief to which the plaintiffs may be entitled should they prevail. The Company believes that the securities class action allegations against the Company and its officers and directors are without merit and, if settlement of the action is not finalized, the Company intends to contest the allegations vigorously. However, the class action litigation is in its preliminary stages, and the Company cannot predict its outcome.
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

The purchase price was comprised of the following (in thousands of dollars):

Cash consideration	$799
Acquisition costs	93

Total Purchase Price	$892

The total purchase price is allocated as follows (in thousands of dollars):

	Amount	Amortization
	(‘000s)	life (years)
Accounts Receivable	$74	—
Fixed Assets	17	—
Intangible assets:
Developed technology	367	3
Customer relationship	338	4
Customer backlog	96	1

Total purchase price	$892

The results of Determine’s operations effective May 3, 2005 has been included in the condensed consolidated financial statements.
     As of December 31, 2005, the intangible assets associated with Determine are included in Other Assets as follows:

Cost	$801
Accumulated amortization	(207)

Net	$594

     These intangible assets will be amortized on a straight-line basis over their estimated lives:

	Q4	2007	2008	2009	2010
Amortization by fiscal year	$78	$207	$207	$95	$7

10. Restructuring
     The Company made a reduction in staff of 42 employees in May 2005, which represented 16% of the total workforce. Headcount reductions consisted of 11 in professional services, 8 in research and development, 12 in sales and marketing and 11 in general administration and finance, all in the U.S. These headcount reductions resulted in charges of approximately $688,000, consisting principally of severance payments and benefits, of which $115,000 was included in cost of revenues, $131,000 included in research and development expense, $126,000 included in sales and marketing expense, and $316,000 included in general and administrative expense. The charges for this latest reduction in staff have been accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” All amounts associated with this reduction have been paid except for approximately $74,000. The remaining payments are to be paid by the end of fiscal 2006.
11. Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 R, “Share-Based Payment”, as an amendment to SFAS No. 123. SFAS 123 R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123 R will be effective for the Company as of the first quarter of fiscal 2007, beginning April 1, 2006. The Company is in the process of determining what method of valuing stock-based compensation as prescribed under SFAS 123 R will be applied to stock based awards after the effective date and the impact the recognition of compensation expense related to such awards will have on its operating results.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, as an amendment to APB Opinion No. 20 and FASB No. 3. SFAS 154 R changes the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. The statement requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will begin to apply SFAS No. 154 in the fiscal year beginning April 1, 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.
Overview
     We develop, market, sell and support software that helps companies with multiple product lines and channels of distribution to effectively configure, price, quote new business and manage the contracting process for their products and services. Our products enable customers to increase revenue and profit margins and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes, which reside between legacy CRM and ERP systems. Over the past number of years, Selectica solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare. However, these types of large system sales have declined significantly over the past several quarters due, we believe, to reduced IT spending, reluctance of customers to undertake large, custom project implementations, our target customers’ growing preference for smaller scale, more focused system implementations and increased competition from suite vendors such as Oracle, SAP and Siebel and point application software vendors like Comergent Technologies, Firepond and Trilogy.
     In response to this development over the past year, we developed and introduced a “next generation” of application offerings including the On Demand/hosted software as a service product called Fastraq. These products utilize our state-of-the-art configuration and pricing technologies. These applications incorporate industry specific domain knowledge and offer high levels of capability in more flexible ways. We have also been focused on expanding our product footprint and value proposition by extending into the growing contract management and compliance market. We began to achieve this objective shortly after the close of fiscal 2005 with the acquisition of certain of the assets of Determine Software Inc. Determine contract management products along with Fastraq extend our business model by permitting us to offer a complete range of on-demand solutions for our customers. Our new Telecom, Financial Services and Insurance products, developed with a partner, are targeted at large and mid-sized customers. The Fastraq and Contract Management products are targeted at both large and medium-sized interested in using application software to manage complex product and service offering data, pricing management, contract management, compliance and speed new product or brand launches. Concurrent with the development, marketing and sales of these new products, we will continue to sell and support our existing platform products.
     Also in response to these business developments, we have worked to reduce our operating costs through the reduction of personnel and other costs. During fiscal 2005, we faced significant challenges as bookings of platform products underperformed and sales of the new products were minimal, as they were not released until the latter part of the calendar year. However, bookings of our contract management products were significantly higher than the prior quarter. We expect our new bookings to continue to be challenged for at least the next two quarters as we transition to these new products, enter new markets and retool our sales force to sell our new products in new markets.

Quarterly Financial Overview
For the three months ended December 31, 2005, our revenues were approximately $5.3 million with license revenues representing 10% and services revenues representing 90% of total revenues. In addition, approximately 48% of our quarterly revenue came from two customers. License margins for the quarter were 68% and services margins were 53%`. While the Company anticipates entering into more time and material based services contracts, we still have some existing contracts, which have fixed fee terms and may lower services margins in the future. Net loss for the quarter was approximately $10.8 million or $0.33 per share, which includes a $7.5 million settlement for the patent litigation with Trilogy or $0.23 per share. The Company is required to make payment on or before February 21, 2006.
     Our bookings this quarter declined in comparison to the prior quarter, except for contract management products as discussed above, which reflects the transition from our older legacy products to our next generation application and on-demand products along with cautious IT spending patterns. Because there is a timing difference between bookings and revenue recognition, the decline in bookings in prior quarters will cause our revenues to decrease in the next quarter. In addition, we will need to continue to increase our level of bookings on a quarterly basis in order to increase our reported revenues. We may reduce quarterly operating expense levels depending on the level of bookings achieved during the quarter.
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
     The following table shows how our revenues has been recognized:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Contract Accounting	69%	65%	67%	64%
Residual Method	—	7%	—	8%
Subscription Method (includes Maintenance)	31%	28%	33%	28%

Total Revenues	100%	100%	100%	100%

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
Factors Affecting Operating Results
     A relatively small number of customers account for a significant portion of our total revenues. We expect that revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Customer A	26%	18%	26%	11%
Customer B	22%	*	22%	22%
Customer C	*	35%	*	14%
Customer D	*	14%	*	13%
Customer E	*	*	*	10%

     To date, we have foreign activities in India, Canada and some European and Asian countries because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
     We have incurred significant losses since inception and, as of December 31, 2005, we had an accumulated deficit of approximately $188.5 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management and quoting solutions, contract management and compliance market.
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
Results of Operations:
Revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
		(in thousands, except percentages)
License	$520	$2,301	(77)%	$3,593	$6,633	(46)%
Percentage of total revenues	10%	26%		20%	28%
Services	$4,737	$6,613	(28)%	$14,822	$17,217	(14)%
Percentage of total revenues	90%	74%		80%	72%
Total revenues	$5,257	$8,914	(41)%	$18,415	$23,850	(23)%
     License. For the three months ending December 31, 2005 license revenues decreased on a quarterly basis by approximately $1.8 million compared to the three months ending December 31, 2004 primarily due to one significant contract for approximately $2.1 million that was recognized in the three months ending December 31, 2004.
     For the nine months ending December 31, 2005, license revenues decreased by approximately $3.0 million compared to the nine months ending December 31, 2004 primarily due to the same significant contract mentioned above and due to the fact that we experienced much lower bookings in 2005.
     Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

     Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. During the three months ending December 31, 2005, services revenues decreased versus the period ending December 31, 2004. The decrease primarily related to the fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application. Maintenance revenues represented 46% and 36% of total services revenues for the three months ending December 31, 2005 and 2004, respectively. Maintenance revenues represented 40% and 36% of total services revenues for the nine months ending December 31, 2005 and 2004, respectively.
     Maintenance revenues for the third fiscal quarter of 2006 increased by approximately $588,000 due to one significant customer when compared to the same three months in fiscal 2005. This increase was also due to the cash collection on maintenance services provided in previous quarters but recognized in the current quarter. With fewer new license agreements during the past year and relatively flat demand for other services, maintenance revenues may fluctuate in the future.
     During the three and nine months ending December 31, 2005, consulting services revenues decreased on a quarterly and year to date basis by approximately $1.4 million and $1.5 million, respectively, compared to the same periods ending December 31, 2004. The decrease primarily relates to fewer opportunities provided by new license agreements offset by our clients’ demand for additional services to expand their initial customized application.
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
Cost of revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
		(in thousands, except percentages)
Cost of license revenues	$164	$217	(24)%	$502	$630	(20)%
Percentage of license revenues	32%	9%		14%	9%
Cost of services revenues	$2,255	$3,088	(27)%	$6,780	$9,307	(27)%
Percentage of services revenues	47%	47%		44%	54%
Cost of License Revenues. The cost of license revenues consists of royalty fees associated with third-party software, the costs of the product media, duplication and packaging and delivery of our software products to our customers, which may include documentation, shipping and other data transmission costs. The year over year decrease in costs of license revenue during the three and nine months ending December 31, 2005 from the three months ending December 31, 2004 was primarily due to decreased license revenue, which resulted in a decrease in the amount of royalty fees associated with third-party software and other sales associated costs. In addition, costs of licenses have a component of fixed costs that are not dependent upon sales volume. We anticipate that the cost of license revenues will remain at a relatively consistent level in absolute dollars and that the cost of license revenues in the near future will continue to fluctuate as a percentage of license revenues.
Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. The reduction of the cost of services revenues in the nine months ended December 31, 2005 was primarily due to a significant headcount reduction in the professional services organization from 97 to 55. This was offset by a loss of $263,000 on a project where the estimated costs to complete exceeded the anticipated revenues.

     Cost of services revenues for the three months ending December 31, 2005 decreased by approximately $833,000 compared to the three months ending December 31, 2004. The decrease reflects the decrease in the number of customer projects and the continued reduction in force of professional services staff in fiscal 2005. Approximately $540,000 of the decrease was in professional service salaries and benefits. The balance of the reduction was attributable to reduced non-billable travel expenses of approximately $89,000, and reduced billable travel expenses of approximately $243,000.
     Cost of services revenues for the nine months ending December 31, 2005 decreased by approximately $2.5 million compared to the nine months ending December 31, 2004. The decrease reflects the reduction in the number of customer projects and the continued reduction in force of professional services staff in fiscal 2005. Approximately $1.6 million of the decrease was in professional service salaries and benefits. The balance of the reduction was attributable to reduced billable travel of approximately $663,000 and non-billable travel expenses of approximately $138,000. The aforementioned decreases were offset by restructuring charges of approximately $116,000 incurred in the three months ending June 30, 2005.
     During the three months ending December 31, 2005 and 2004, we amortized approximately $15,000 and approximately $23,000, respectively, for deferred compensation related to stock options.
Gross Margins
     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
License	68%	91%	86%	91%
Services	53%	53%	56%	46%
     We experienced a decrease in license margins during the three and nine months ending December 31, 2005 from the three and nine months ending December 31, 2004 due to lower license revenues. Costs of licenses have a component of fixed costs that are not dependent upon sales volume. Some of our software has embedded third-party software for which royalties need to be paid. When our software products are licensed with royalty bearing software, margins are lower than when our software products are licensed without such third party software products. We also have certain fixed costs that are not dependent upon sales volume. Accordingly, margins will vary based on gross license revenue and product mix.
     The increase in service margins during the nine months ending December 31, 2005 from the nine months ending December 31, 2004 were attributable to the decreased costs associated with a significant headcount reduction, a decrease in non-cash charges associated with the acceleration of stock options, and related costs for facilities, equipment and outside services.
Operating Expenses

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
			(in thousands, except percentages)
Research and development	$1,943	$3,049	(36)%	$6,720	$9,505	(29)%
Percentage of total revenues	37%	34%		36%	40%
Sales and marketing	$1,592	$2,939	(46)%	$5,014	$9,094	(45)%
Percentage of total revenues	30%	33%		27%	38%
General and administrative	$10,704	$1,931	454%	17,087	$6,027	184%
Percentage of total revenues	202%	22%		93%	25%
     Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $1.1 million in research and development expenses during the three months ending December 31, 2005 compared to the three months ending December 31, 2004 was due to the reduction in staff of 69.

Salaries and benefits decreased by approximately $930,000 and amortization of the developed technology acquired from Determine was approximately $31,000.
     The decrease of approximately $2.8 million in research and development expenses during the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 was due primarily to the staff reduction mentioned above. Salaries and benefits decreased by approximately $2.5 million and facilities allocation by approximately $182,000. These reductions were offset by increases in restructuring costs and severance benefits of approximately $131,000. Amortization of the developed technology acquired from Determine was approximately $82,000.
     Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease in sales and marketing expense of approximately $1.3 million during the three months ending December 31, 2005 from the three months ending December 31, 2004 was due primarily to a reduction in spending on marketing programs, decrease of sales commissions and salaries and reduction in the allocation of fixed overhead costs as a result of the reduced headcount in these areas.
     The year over year decrease in expense was attributable to a reduction in staff of 16 sales staff and 9 marketing staff with approximately $697,000 in reduced salaries and benefits expenses. The reduction in headcount also reduced support and overhead costs by approximately $169,000. Travel expenses were also reduced by approximately $147,000. These reductions were offset by increases in amortization of Determine intangible assets for customer relationships and backlog of approximately $47,000.
     During the nine months ending December 31, 2005 compared to the nine months ending December 31, 2004, sales and marketing expenses decreased by approximately $4.1 million. The decrease was attributable to a reduction in staff with approximately $2.6 million in reduced salaries and benefits expenses. The reduction in headcount also reduced travel expense by approximately $191,000 and support and overhead costs by approximately $470,000. These reductions were offset by increases in severance and restructuring charges of approximately $126,000 and amortization of Determine intangible assets for customer relationships and backlog of approximately $126,000.
     General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The increase of approximately $8.8 million in general and administrative expense during the three months ending December 31, 2005 from the three months ending December 31, 2004 was due primarily to the $7.5 million settlement of the patent infringement lawsuit with Trilogy and increases of approximately $1.8 million in legal and professional fees associated with ongoing patent litigation and various corporate matters, offset by a reduction of outside services related to Sarbanes Oxley. Headcount was reduced by 18, which resulted in approximately $337,000 reduction in salary in benefits for the three months ending December 31, 2005 from the three months ending December 31, 2004.
     General and administrative expense during the nine months ending December 31, 2005 compared to the nine months ending December 31, 2004 increased by approximately $11.1 million. This increase was due primarily to the approximately $7.5 million settlement discussed above and approximately $3.0 million increase in legal and professional services, primarily related to the legal expenses associated with the aforementioned patent litigation.
     During the nine months ending December 31, 2005, we amortized approximately $94,000 for compensation related to stock option modifications. During the nine months ended December 31, 2004, we did not amortize any deferred compensation related to stock options.
Interest and Other Income, Net
     Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and nine months ending December 31, 2005, interest income totaled approximately $647,000 and $1.8 million, respectively. During the three and nine months ending December 31, 2004, interest income totaled approximately $703,000 and $1.4 million respectively. The increase was due primarily to higher interest rates in

2005 on the cash and investments balances and offset by the reduction of cash and investments balance due to these amounts being used for the operation of our business.
Provision for Income Taxes
     During the three and nine months ending December 31, 2005, the Company recorded income tax provisions of approximately $25,000 and $73,000, respectively. These amounts related to taxable interest income in India and state franchise taxes in the U.S. The Company did not record any income tax provision for the three and nine months ending December 31, 2004.
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
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, as an amendment to APB Opinion No. 20 and FASB No. 3. SFAS 154 R changes the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principle. The statement requires retrospective application to prior period’s financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will begin to apply SFAS No. 154 in the fiscal year beginning April 1, 2006.
Liquidity and Capital Resources

	December 31,	March 31,
	2005	2005	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$86,346	$93,263	(7)%
Working capital	$75,029	$89,879	(17)%

	Nine Months Ended
	December 31,
	2005	2004	Change
	(in thousands, except percentages)
Net cash used in operating activities	$(7,396)	$(14,139)	48%
Net cash provided by (used in) investing activities	$(5,683)	$(1,629)	(249)%
Net cash provided by financing activities	$272	$384	29%
     Our primary sources of liquidity consisted of approximately $86.3 million in cash, cash equivalents and short-term investments and approximately $4.9 million in long-term investments for a total of approximately $91.2 million as of December 31, 2005 compared to approximately $93.3 million in cash, cash equivalents and short-term investments and approximately $5.6 million in long-term investments for a total of approximately $98.9 million as of March 31, 2005. During the nine months ending December 31, 2005, the decrease in cash and cash equivalents was primarily related to approximately $7.4 million of cash used in operations and by approximately $4.7 million in net purchases of short and long-term investments and $892,000 of Determine acquisition costs and the repurchase of stock by the Company of approximately $336,000, offset by the issuance of common stock of approximately $608,000. During the nine months ending December 31, 2004, the decrease in cash and cash equivalents was primarily related to approximately $14.1 million of cash used in operations and approximately $2.2 million net purchases of short and long-term investments and by the issuance of common stock of approximately $1.2 million offset by the repurchase of stock by the Company of approximately $798,000. We experienced a net decrease in working capital at December 31, 2005 as compared to March 31, 2005 primarily due to the cash used in operations and purchases in excess of proceeds from short-term and long-term investments.
     The net cash used in operating activities for the nine months ending December 31, 2005 was due primarily to approximately $15.9 million in net loss, and an approximately $641,000 decrease in accrued payroll and other liabilities offset by an approximately $7.5 million increase in other liabilities associated with the settlement of the patent infringement lawsuit with Trilogy and approximately $887,000 in depreciation and amortization. The net cash used for operating activities for the nine months ending December 31, 2004 was due primarily to approximately $9.2 million in net loss, approximately $1.9 million increase in accounts receivable and decreases to other liabilities and deferred revenues of approximately $1.0 million and $4.0 million respectively.
     The net cash used for investing activities for the nine months ending December 31, 2005 was due primarily to approximately $5.6 million of net purchase of available-for-sale investments as compared to approximately $4.3 million of net purchases of available-for-sale investments for the nine months ending December 31, 2004. During the nine months ending December 31, 2005, we acquired the assets of Determine for approximately $892,000. For the nine months ending December 31, 2005 and 2004, we spent approximately $113,000 and $786,000 for capital expenditures, respectively.
     The net cash provided by financing activities was primarily due to the issuance of common stock through the exercise of options and employee stock purchase plans for approximately $608,000 for the nine months ended December 31, 2005, offset by the cost of stock repurchased by the Company for approximately $336,000. The net cash provided by financing activities for the nine months ending December 31, 2004 was due primarily to the proceeds from the issuance of common stock through the exercise of options for approximately $1.2 million offset by approximately $798,000 for stock repurchases in the open market.
     We had no significant commitments for capital expenditures as of December 31, 2005. We expect to fund our future capital expenditures and operations from a combination of available cash balances and short-term investments. We have no outside debt and do not have any plans to enter into borrowing arrangements.
     We have building lease obligations for approximately $9.8 million and equipment lease obligations of approximately $89,000 as of December 31, 2005. We do not expect to incur any additional building lease obligations or equipment obligations in the near future.
     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2005, the effects of the foreign currency fluctuations were immaterial, and we are not engaged in any foreign currency hedging activities.
     We have adopted a new stock repurchase program, which authorizes us to pay up to approximately $25.0 million.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Part II Item 1A entitled “Risk Factors” of this quarterly report on Form 10-Q.
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
     During the nine months ending December 31, 2005, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $83,000 (less than 0.09%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 2005. During the nine months ending December 31, 2004, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $241,000 (less than 0.23%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2004.
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
     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of December 31, 2005 through the fiscal years ending:

	2006	2007	2008	2009	Total
	(in thousands)
Investment CD	$460	$1,889	$1,383	$1	$3,733
Weighted Average yield	3.87%	5.35%	6.07%	5.75%	5.43%
Commercial Paper	—	1,256	—	—	1,256
Weighted Average yield	—	4.65%	—	—	4.65%
Auction rate securities	28,650	1,000	—	—	29,650
Weighted Average yield	4.32%	4.04%	—	—	4.31%
Corporate notes & bonds	3,199	2,038	—	—	5,237
Weighted Average yield	3.45%	4.13%	—	—	3.72%
Government agencies	14,728	18,580	1,496	—	34,804
Weighted Average yield	2.77%	3.66%	4.66%	—	3.33%

Total investments	$47,037	$24,763	$2,879	$1	$74,680

ITEM 4: CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective because of the material weaknesses described below.

(b)	Changes in Internal Control over Financial Reporting. As previously disclosed in Item 9A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2005, for the year ended March 31, 2005, we determined that five material weaknesses existed in the Company’s internal control over financial reporting related to controls maintained by the Company. We have undertaken efforts in fiscal 2005 and during the three quarters of fiscal 2006 to establish a framework to improve internal controls over financial reporting. We have committed resources to the design, implementation, documentation and testing of our internal controls. Additional resources have been assigned to remediate and re-test certain internal control deficiencies, such as the material weaknesses described in our Annual Report on Form 10-K, identified during our first annual assessment of our internal controls. We have either performed or are in process of implementing our remediation plan to address the deficiencies in our internal controls. These involve CFO and VP Finance accounting review and approval processes over non-routine transactions, including implementation of additional checklists, more timely review and accounting for non-routine transactions and timely identification of non-routine issues with our auditors. We are also evaluating appropriate staffing and experience levels in our corporate controllership function.

Because of the insufficient controls described in the preceding paragraphs, the Company concluded that its internal controls over financial reporting was not effective as of March 31, 2005. While management implemented new controls in the last three quarters as described in its remediation plan, we maintained our assessment as of March 31, 2005 to allow sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to assess the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses disclosed above. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2005, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Patent Infringement
On April 22, 2004, Trilogy filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division alleging patent infringement against the Company. On September 2, 2004, the Company filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software.
In January 2006, Trilogy and the Company reached a settlement resolving the patent dispute. Trilogy and the Company agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, Selectica will also pay Trilogy a one-time sum of $7.5 million in Q4 2006.
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
     On June 25, 2003, a Special Committee of the Board of Directors of the Company approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for the assignment by us of certain claims that we might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by us is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of us. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. We re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. On August 31, 2005, the Court entered a preliminary order approving, with only minor modifications, the modified proposed settlement agreement. The court ordered that the mailing of the notices of pendency and proposed settlement of the class actions be completed by January 15, 2006. The court scheduled the final fairness hearing for Monday, April 24, 2006 as the date for the final fairness hearing. The deadline for class members to request exclusion from the settlement classes is Friday, March 24, 2006. Despite the preliminary approval, there can be no assurance that the Court will ultimately approve the settlement.
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

ITEM 1A: RISK FACTORS
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
     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $14.7 million, $8.8 million, and $29.7 million for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. We have incurred net losses of approximately $15.6 million for the nine months ending December 31, 2005 and have an accumulated deficit of approximately $188.2 million as of December 31, 2005. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
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
     Our quarterly revenues may also fluctuate due to our ability to perform services, achieve specific milestones and obtain formal customer acceptance of specific elements of the overall completion of a project. As we provide such services and products, the timing of delivery and acceptance, changed conditions with the customers and projects could result in changes to the timing of our revenue recognition, and thus, our operating results.
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
     We have entered into a Joint Venture Agreement with a partner, SalesTech Pty., Limited based in New Zealand (“SalesTech”) to develop and market products targeted at the Telecom, Financial Services and Insurance markets in EMEA and North America. Any failure of SalesTech to perform under the terms of the Agreement could result in loss of market momentum and potential sales.
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
     On December 3, 2004, we announced that we entered into a definitive merger agreement with I-many, Inc., under which we agreed, subject to certain conditions, to pay $1.55 per share in cash for all outstanding shares of I-many common stock, for a total transaction value of $70 million. The transaction was not approved by the I-many stockholders, and the merger agreement was terminated in March 2005. In May 2005, we entered into an agreement to purchase certain assets and products of Determine for $892,000 in cash. The transaction closed in the first quarter of fiscal 2006.
     The attempt to acquire and merge I-many required a significant amount of management time, as well as significant consulting, legal and accounting expense, which negatively affected our operating, results. We may engage in acquisitions of other companies, products or technologies, such as the recent acquisition of Determine. If we fail to integrate successfully any future acquisitions (or technologies associated with such), the revenue and operating results of the combined companies could decline. The process of integrating an acquired business may result in unforeseen difficulties and expenditures. If we fail to complete any acquisitions of any other companies, it may also result in unforeseen difficulties and expenditures. Acquisitions may involve a number of other potential risks to our business and include, but are not limited to the following:
▪	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations from failure to accurately forecast the financial impact of an acquisition;

▪	use of cash;

▪	issuance of stock that would dilute our current stockholders’ percentage ownership;

▪	incurring debt;

▪	assumption of liabilities;

▪	amortization expenses related to other intangible assets;

▪	incurring large and immediate write-offs;

▪	incurring legal and professional fees.;

▪	problems combining the purchased operations, technologies or products with ours;

▪	unanticipated costs;

▪	diversion of managements’ attention from our core business;

▪	exposure to the judgment and decisions of third parties and lack of control over the operations of our partners and resellers;

▪	adverse effects on existing business relationships with suppliers and customers; and

▪	potential loss of key employees, particularly those of the acquired organizations.
     Any acquisitions or joint ventures may cause our financial results to suffer as a result of these risks. Where mergers, acquisitions or joint ventures are intended to enhance revenue and operating results, such revenue opportunities may not materialize, or the cost of integration and reorganization of the new operations may cost more than anticipated.
     In April 2005, the Company entered into a Joint Venture Agreement with SalesTech. Pursuant to the Agreement, SalesTech and the Company both contribute products and management to the joint venture and will share the net profit or losses of the Joint Venture. The Company also agreed to provide funding for the first three quarters of operations. Any failure of the joint venture or the inability of SalesTech to perform would be harmful to the Company.
Any unsolicited proposals for the purchase of our Company could disrupt business and harm our operating results.
     In January 2005, Trilogy, a privately held company, conditionally proposed to purchase all of our outstanding common stock for $4.00 per share. This unsolicited proposal assumed that the I-many merger was not completed. On February 2, 2005, following consultation with our legal and financial advisors, we issued a press release announcing that our Board of Directors determined that Trilogy’s proposal was not in the best interests of our stockholders. For reasons unrelated to Trilogy’s proposal, I-many and Selectica terminated the I-many merger on March 31, 2005. On April 11, 2005, Trilogy filed a Statement of Beneficial Ownership on Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.9% of our outstanding common stock as of that date.

     Uncertainty regarding Trilogy’s intentions toward us may cause disruption in our business, which could result in a material adverse effect on our financial condition and operating results. Additionally, as a consequence of the uncertainty surrounding our future, our key employees may be distracted and could seek other employment opportunities. If key employees leave, there could be a material adverse effect on our business and results of operations. Uncertainty surrounding Trilogy’s intentions could also be disruptive to our relations with our existing and potential customers as the proposal and/or the patent litigation may be viewed negatively by some customers. Responding to any proposals from Trilogy has consumed, and may continue to consume, attention from our management and employees, and may require us to incur significant costs, which could adversely affect our financial and operating results. In addition, we compete with Trilogy in the marketplace and Trilogy owns approximately 6.9% of our outstanding common stock; there can be no assurance that we will not have disputes with Trilogy in the future which could result in significant costs, distraction and uncertainty.
If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.
     Over the past 18 months, the Company has been changing its focus from selling more custom designed Internet Selling Solutions to a new line of products designed to provide significant industry-specific functionality “out-of-box”. Several of these products are available as enterprise products residing behind the customer’s firewall or as hosted, on-demand offerings. Accordingly, we have revised our product marketing focus to reflect these developments. If the market for our new product offerings is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed. Additionally, the revenue ramp for on-demand offerings may be slower than the company’s traditional enterprise business as revenue is recognized over the life of the contract using subscription accounting.
We have relied and expect to continue to rely on a limited number of customers for a significant portion of our revenues, and the loss of any of these customers could significantly harm our business and operating results.
     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 68% and 70% of our revenues for the nine months ended December 31, 2005 and 2004, respectively. Our ten largest customers accounted for 82% and 83% of our revenues for the nine months ended December 31, 2005 and 2004, respectively. Revenues from significant customers as a percentage of total revenues are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Customer A	24%	18%	25%	11%
Customer B	22%	*	22%	22%
Customer C	*	35%	*	14%
Customer D	*	14%	*	13%
Customer E	*	*	*	10%
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
Developments in the market for applications, configuration, pricing management, quoting and contract management solutions may harm our operating results, which could cause a decline in the price of our common stock.
     The market for applications, configuration, pricing management, quoting and contract management solutions, is evolving rapidly. Because this market is relatively new, it is difficult to assess its competitive environment, growth rate and potential size. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.
     The rapid change in the marketplace poses a number of concerns. The acceptance and growth of the Internet as a business platform may not continue to develop at historical rates, and a sufficiently broad base of companies may not adopt Internet platform-based business applications. The decrease in technology infrastructure spending may reduce the size of the market for our solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for our solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.
We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.
     The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include publicly traded companies such as Oracle Corporation and SAP which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing and quoting software, as well as private companies such as Comergent Technologies, Trilogy, DiCarta, Nextance and Model N.
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
     We depend on our direct sales force for most of our current sales, and have recently entered into a Joint Venture arrangement with a business partner in certain markets. Our future growth depends on the ability of both our direct sales force and the Joint Venture to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated or if our Joint Venture is not successful, we may not be able to increase sales of our products and services, and our results of operation could be significantly harmed. We continue to have a high rate of turnover in our executive sales positions. If our sales management fails to successfully integrate into the Company or improve the performance of the sales personnel, our business may be harmed.
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
     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three and nine months ending December 31, 2005 and 2004, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
License	68%	91%	86%	91%
Services	53%	53%	56%	46%
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
     We conduct development, quality assurance and professional services operations in India. We are dependent on our India-based operations for these aspects of our business. As of December 31, 2005, we had 79 persons employed in India. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
     We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold nine patents in the U.S. In addition, we have two trademarks registered in the U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in the European Community and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.
Our results of operations will be harmed by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.
     We have in the past and expect in the future to incur a significant amount of amortization of charges related to securities issuances in future periods, which will negatively affect our operating results. Since inception we have recorded approximately $12.1 million in net deferred stock compensation charges. During the three months period ending December 31, 2005 and 2004, we amortized approximately $15,000 and $23,000 of such charges. During the nine months period ending December 31, 2005 and 2004, we recorded approximately $53,000 and $105,000 of such charges. For the nine months ended December 31, 2005 and 2004, we also recognized approximately $64,000 and $16,000 of compensation expense related to option vesting acceleration. We expect to amortize approximately $3,000 of deferred compensation expense for the remaining three months ending March 31, 2006 and we may incur additional charges in the future in connection with grants of stock-based compensation at less than fair market value, charges related to variable plan accounting, and acceleration vesting of stock options to employees.
     The table below demonstrates the impact of adopting SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) on the Company’s income statement for the periods ending December 31, 2004 and 2005. See Note 11 for additional information.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
	2005	2004	2005	2004
Net loss, as reported	$(10,780)	$(1,512)	$(15,929)	$(9,177)
Add: Stock based employee compensation expense Included in reported net loss	15	23	118	105
Deduct: Total stock based employee compensation determined under fair value based method for all awards	(642)	(793)	(2,254)	(2,786)

Pro forma net loss	$(11,407)	$(2,282)	$(18,020)	$(11,858)

Basic and diluted net loss per share, as reported	$(0.33)	$(0.05)	$(0.48)	$(0.28)

Basic and diluted pro forma net loss per share	$(0.35)	$(0.07)	$(0.55)	$(0.36)

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
We are the target of several securities class action complaints, which could result in substantial costs and divert management attention and resources.
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
On June 25, 2003, a Special Committee of the Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against the Company with prejudice in return for our assignment of certain claims that the Company might have against its underwriters. The same offer of settlement was made to all issuer defendants involved in the litigation. No payment to the plaintiffs by the Company is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of the Company. The settling parties presented the proposed Settlement papers to the Court on June 14, 2004 and filed formal motions seeking preliminary approval on June 25, 2004. The underwriter defendants, who are not parties to the proposed Settlement, filed a brief objecting to its terms on July 14, 2004. On February 15, 2005, the Court granted preliminary approval of the settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. We re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005

Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing. On August 31, 2005, the Court entered a preliminary order approving, with only minor modifications, the modified proposed settlement agreement. The court ordered that the mailing of the notices of pendency and proposed settlement of the class actions be completed by January 15, 2006. The court scheduled the final fairness hearing for Monday, April 24, 2006 as the date for the final fairness hearing. The deadline for class members to request exclusion from the settlement classes is Friday, March 24, 2006. Despite the preliminary approval, there can be no assurance that the Court will ultimately approve the settlement
     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). Selectica is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have sought review of that decision. Selectica, along with the other non-focus case issuer defendants, has not participated in the class certification phase.
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
     We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our predecessor independent registered public accounting firm performed a similar evaluation of our internal control over financial reporting as of March 31, 2005. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2005, we concluded that we had deficiencies in our internal control over financial reporting that constitute five material weaknesses, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting of the Form 10-K for the fiscal year ended March 31, 2005. Our predecessor independent registered public accounting firm at the time reached the same conclusion. We are implementing corrective actions, which we believe will remediate each of these deficiencies. However, we cannot be certain that these measures will result in adequate controls over our financial processes and reporting in the future. If these actions are not successful in addressing these material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected. In addition, if we cannot establish effective internal control over financial reporting and disclosure controls and procedures, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. We have performed management testing of the controls designed to remediate our five material weaknesses in the periods ending June 30 and September 30, 2005, and we will also test these controls for the periods ending December 31, 2005 and March 31, 2006. The results of the testing conducted for the periods ending June and September 30, 2005 have demonstrated the controls implemented to remediate the five material weaknesses are performing as designed without exception.
Compliance with new regulations dealing with corporate governance and public disclosure may result in additional expenses and require significant management attention.
     The Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities Exchange Commission and the NASDAQ National Market, has required changes in corporate governance practices of public companies. These rules are increasing our legal and financial compliance costs and causing some management and accounting activities to become more time-consuming and costly. This includes increased levels of documentation, monitoring internal controls, and increased manpower and use of consultants to comply. We have and will continue to expend significant efforts and resources to comply with these rules and regulations and have implemented a comprehensive program of compliance with these requirements and high standards of corporate governance and public disclosure.
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
     In addition, the recent growth in the use of the Internet has caused periods of poor or slow performance, requiring components of the Internet infrastructure to be upgraded. Delays in the development or adoption of new equipment and standards or protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its ability to grow as a commercial medium
Increasing government regulation of the Internet could limit the market for our products and services, or impose greater tax burdens on us or liability for transmission of protected data.
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
(c) Issuer Purchases of Equity Securities.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2005 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares Purchased as	Approximate Dollar Value)
	Number of	(b) Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	per Share	Programs (2)	Programs
October 1, 2005 – October 31, 2005	—	—	—	—
November 1, 2005 – November 30, 2005	—	—	—	—
December 1, 2005 – December 31, 2005	125,839	$2.68	125,839	$24,650,000
Total	125,839	$2.68	125,839	$24,650,000

(1)	On November 9, 2005, Selectica announced that its Board of Directors had authorized a new $25 million stock repurchase program. The new repurchase plan resulted in shares of the Company’s stock being repurchased in the open market from time to time based on market conditions. This new program replaced the prior repurchase plan previously announced on May 6, 2003.

(2)	Shares have only been repurchased through publicly announced programs.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5: OTHER INFORMATION
(a) None
(b) Not applicable.
ITEM 6: EXHIBITS
Exhibit 10.1
Settlement, Release and Cross-License Agreement among the Company, Trilogy Software, Inc. and Trilogy Development Group, Inc., dated January 17, 2006.
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

Date: February 14, 2006
SELECTICA, INC.
Registrant

/s/ VINCENT G. OSTROSKY

Vincent G. Ostrosky
President and Chief Executive Officer

/s/ STEPHEN BENNION

Stephen Bennion
Executive Vice President and
Chief Financial Officer

Exhibit Index
Exhibit 10.1
Settlement, Release and Cross-License Agreement among the Company, Trilogy Software, Inc. and Trilogy Development Group, Inc., dated January 17, 2006.
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