Form 10-Q/A
period 2005-12-31
SELECTICA INC
filed 2006-02-28
CIK 1090908

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

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 on Form 10-Q/A to the Selectica, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 is to correct certain typographical errors and an omission.
     For ease of reference, this Form 10-Q/A restates the Form 10-Q for the fiscal quarter ended December 31, 2005 in its entirety. This Form 10-Q/A does not reflect events after filing the original Form 10-Q with the Securities and Exchange Commission on February 14, 2006 and does not modify or update disclosures as originally filed, except those typographical errors and omission described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.
     The following items have been amended:
•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 1A – Risk Factors

FORM 10-Q
SELECTICA, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	March 31,
	2005	2005 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,553	$29,360
Short-term investments	69,793	63,903
Accounts receivable, net of allowance for doubtful accounts of $117 and $149, respectively	2,363	2,811
Prepaid expenses and other current assets	1,915	2,093
Investments, restricted—short term	—	182

Total current assets	90,623	98,349

Property and equipment, net	2,542	3,158
Other assets	1,134	511
Long-term investments	4,887	5,606

Total assets	$99,186	$107,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,599	$2,261
Accrued payroll and related liabilities	1,294	1,935
Other accrued liabilities	1,878	1,472
Other accrued liabilities — litigation settlement	7,500	—
Deferred revenues	2,323	2,802

Total current liabilities	15,594	8,470

Other long term liabilities	1,164	1,434

Contingencies (see Note 8)

Stockholders’ equity:

Common stock	4	4
Additional paid-in capital	293,224	292,616
Deferred compensation	(23)	(91)
Accumulated deficit	(188,542)	(172,613)
Accumulated other comprehensive income (loss)	(151)	(448)
Treasury stock	(22,084)	(21,748)

Total stockholders’ equity	$82,428	97,720

Total liabilities and stockholders’ equity	$99,186	$107,624

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
     The components of comprehensive loss, net of related income tax, for the three and nine months ended December 31, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(10,780)	$(1,512)	$(15,929)	$(9,177)
Change in unrealized gain (loss) on securities	61	(135)	297	(430)

Comprehensive loss	$(10,719)	$(1,647)	$(15,632)	$(9,607)

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

Quarterly Financial Overview
For the three months ended December 31, 2005, our revenues were approximately $5.3 million with license revenues representing 10% and services revenues representing 90% of total revenues. In addition, approximately 48% of our quarterly revenue came from two customers. License margins for the quarter were 68% and services margins were 52%. While the Company anticipates entering into more time and material based services contracts, we still have some existing contracts, which have fixed fee terms and may lower services margins in the future. Net loss for the quarter was approximately $10.8 million or $0.33 per share, which includes a $7.5 million settlement for the patent litigation with Trilogy or $0.23 per share. The Company is required to make payment on or before February 21, 2006.
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
Cost of revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2005	2004	Change	2005	2004	Change
		(in thousands, except percentages)
Cost of license revenues	$164	$217	(24)%	$502	$630	(20)%
Percentage of license revenues	32%	9%		14%	9%
Cost of services revenues	$2,255	$3,088	(27)%	$6,780	$9,307	(27)%
Percentage of services revenues	48%	47%		46%	54%
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
Gross Margins
     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
License	68%	91%	86%	91%
Services	52%	53%	54%	46%
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
     Services revenues, which are comprised primarily of revenues from consulting fees, maintenance contracts and training, are important to our business. Services revenues have lower gross margins than license revenues. During the three and nine months ending December 31, 2005 and 2004, gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
License	68%	91%	86%	91%
Services	52%	53%	54%	46%
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
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5: OTHER INFORMATION
(a) None
(b) Not applicable.
ITEM 6: EXHIBITS
Exhibit 10.1
Settlement, Release and Cross-License Agreement among the Company, Trilogy Software, Inc. and Trilogy Development Group, Inc., dated January 17, 2006. (1)
Exhibit 31.1
Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Exhibit 32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended December 31, 2005 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2006
SELECTICA, INC.
Registrant

/s/ VINCENT G. OSTROSKY

Vincent G. Ostrosky
President and Chief Executive Officer

/s/ STEPHEN BENNION

Stephen Bennion
Executive Vice President and
Chief Financial Officer

Exhibit Index
Exhibit 10.1
Settlement, Release and Cross-License Agreement among the Company, Trilogy Software, Inc. and Trilogy Development Group, Inc., dated January 17, 2006. (1)
Exhibit 31.1
Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Exhibit 32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1) Previously filed as an exhibit to the Form 10-Q for the quarterly period ended December 31, 2005 and incorporated herein by reference.