Form 10-K
period 2006-03-31
SELECTICA INC
filed 2006-06-14
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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
Registrant’s telephone number, including area code: (408) 570-9700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☐    No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes ☐    No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
     Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☒      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act):    Yes ☐    No ☒
     The aggregate market value of voting stock held by non-affiliates of the registrant was $75,069,895 based upon the closing price on the NASDAQ on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2005).
     The number of shares outstanding of the registrant’s common stock as of May 31, 2006 was 31,273,821.
Documents Incorporated by Reference
     Part III — Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2006 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2006. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SELECTICA, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
MARCH 31, 2006

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2006. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-K. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.
PART I

Item 1.	Business
BUSINESS OVERVIEW
      We develop, market, sell and support software that helps companies with multiple product lines and channels of distribution to effectively configure, price, quote new business and manage the contracting process for their products and services. Our products enable customers to increase revenue and profit margins and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes, which reside between legacy Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems. Businesses that deploy our products are able to empower business managers to quickly and easily modify and synchronize product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Over the past number of years, Selectica solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare. However, these types of large system sales have declined significantly over the past several quarters due, we believe, to reduced IT spending, reluctance of customers to undertake large, custom project implementations, our target customers’ growing preference for smaller scale, more focused system implementations and increased competition from suite vendors such as Oracle, SAP and Ariba and point application software vendors like Comergent Technologies, Firepond and Trilogy.
      In response to this development over the past year, we developed and introduced a “next generation” of application offerings including the On Demand/hosted software as a service product called Fastraq. These products utilize our state-of-the-art configuration and pricing technologies. These applications incorporate industry specific domain knowledge and offer high levels of capability in more flexible ways. We have also been focused on expanding our product footprint and value proposition by extending into the growing contract management and compliance market. We began to achieve this objective shortly after the close of fiscal 2005 with the acquisition of certain of the assets of Determine Software Inc. Determine contract management products along with Fastraq extend our business model by permitting us to offer a complete range of on-demand solutions for our customers. The Fastraq and Contract Management products are targeted at both large and medium-sized organizations interested in using application software to manage configurable product and service offerings, through automated pricing management, contract management, and compliance. Additionally, we entered into a joint sales and marketing agreement with a business partner, SalesTech, for the sale of new application products targeted at the Telecom, Financial Services and Insurance vertical markets in Europe and North America. These products consist of domain-centric applications developed by SalesTech powered by Selectica configuration and pricing engines and are targeted at large and mid-sized customers. These products will be sold by Selectica with the net profit of the joint sales and marketing activities shared by the two companies.
      Concurrent with the development, marketing and sales of these new products, we will continue to develop, sell and support our existing platform products.

      Additionally, in response to these business developments, we have worked to reduce our operating costs through the reduction of personnel and other costs. During fiscal 2006, we faced significant challenges as bookings of products underperformed and sales of the new products were minimal, as they were not released until the latter part of the calendar year. We expect our new bookings to continue to be challenged for at least the next two quarters as we transition to these new products, enter new markets and retool our sales force to sell our new products in new markets.
      Selectica was incorporated in California in June 1996 and re-incorporated in Delaware in November 1999. Our principal executive offices are located at 3 West Plumeria Drive, San Jose, California, 95134-2111.
Industry Background

The Growth of Internet Commerce
      Advances in computing and communications technology have enabled businesses to utilize the Internet as a technology platform to automate and improve business processes and generate revenue. The Internet has rapidly become one of the most important and fastest growing channels of commerce and communication. This has enabled companies to more broadly and cost-effectively deploy business applications making the most current applications, information and content immediately available to employees, business partners and consumers using a web browser. With a rapid pace of innovation and worldwide development, the Internet is being used for cost effective applications ranging from electronic commerce to VOIP telephony, streaming media and other forms of entertainment. The rapid growth of Internet usage and Internet enabled mobile video phones and other personal digital devices (PDA’s) combined with the rapid expansion of internet usage in developing nations such as India and China create an imperative for businesses to optimize their use of the Internet to compete in today’s world.

Challenges of Internet Commerce
      The selling process for configurable products across multiple channels is complicated in numerous ways. One type of complication is product complexity, where the product has many possible features, with factors interacting with one another and with other factors to influence the performance or manufacturability of that item. Examples of complex products include networking and telecommunications equipment, automobiles, and computers. A second type of complexity is “needs” complexity, in which the product or service itself may be relatively simple, such as an insurance policy or a printer, but the factors that go into evaluating a specific customer’s needs and matching those needs with the optimal product or service may be complex. A third type of complexity comes from flexible or customized pricing and discount programs, including those based on the features of the product.
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

The Opportunity to Order Gap
      Companies seeking to improve their process for selling products and services have typically implemented CRM software and have sought to improve provisioning of their products and services by implementing ERP software. Historically, a significant gap has existed between the core functionality of CRM software and ERP software. CRM software typically manages sales campaigns, tracks collection and qualification of prospective customers and monitors the pipeline of existing sales opportunities. ERP software typically fulfills orders, in some instances automatically interacting with the supply chain, invoices customers and tracks accounts receivables and payments. In between the functionally of these two basic packages is a variety of back office business functions and processes which occur from the time a sales opportunity has been defined in the CRM software to the time when an order is placed into the ERP system. Currently, most enterprises do not have an effective method of connecting a customer identified through its CRM system to a product the enterprise can deliver through its ERP system. This is referred to as the “Opportunity to Order” gap, and typically consists of the processes required to efficiently and accurately configure, price and quote a product or service for a potential customer and correctly deliver the order specifications for fulfillment and billing. Without a comprehensive Opportunity to Order solution, companies resort to methods for building and pricing customer quotes through a combination of spreadsheets and teams of sales representatives and engineers searching through product catalogs. Depending on the complexity of the products and variables, this can result in a significant error rate in customer quotes. These errors are typically the result of invalid or outdated configuration, pricing and/or quotation information, and often require expensive and timely customer service intervention before the order can be processed. The ability to accurately quote product and service offerings requires enterprises to enforce business rules such as maximum discounts, margin requirements and ensure that items quoted are available in the required time period. An ineffective system for matching customer needs to available products and services slows the sales cycle and may lead to customers having a poor experience. In addition, an inefficient system makes it difficult for a company to enforce its pricing and other rules for selling products or services to optimize the solutions offered to its customers. Similarly, most companies have not automated the contract management function.

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
Selectica Solutions
      Selectica’s sales execution products are used by enterprises to bridge the Opportunity to Order gap between CRM and ERP solutions. Selectica’s software enables sales professionals, business partners and consumers to find solutions based on specific requirements, configure proposed solutions, and generate accurate quotes for purchasing complex products and services. Selectica’s products make it possible for enterprises to extend their business rules to the sales channel by enabling the buyer to rapidly obtain quotes that fall within parameters determined by the enterprise. These business parameters run the spectrum from the manufacturability of a product to the required margins on any given product or service. Selectica’s products enable these business rules to be easily modified and then provide instant transmission of the updated rules throughout the organization.

      Selectica’s sales execution applications are designed to enable enterprises to easily develop and rapidly deploy an Internet sales channel that interactively assists their customers, partners and employees through the selection, configuration, pricing, quoting and fulfillment processes. Our software enables companies to leverage the Internet platform to deploy a selling application accessible via many points of contact including personal computers, in-store kiosks and mobile devices, such as PDAs and cellular phones, while offering customers, partners and employees an interface customized to meet their specific needs. Our products are built using Java technology and utilizes a unique business logic engine (KnowledgeBase), repository, and a multi-threaded architecture. This design enables the core of our solutions, the Configurator server, to reduce the amount of memory used to support new user sessions and to deploy a cost-effective, robust and highly scalable, Internet-enhanced sales channel.
      Our sales application footprint was expanded in fiscal 2006 with the addition of contract management products. These Contract Management solutions are used by enterprises to manage their buy and sell side corporate commitments. Selectica’s software enables any and all corporate departments (e.g. Sales, Services, Procurement, Finance, IT and others) to model their specific contracting processes using the Selectica application, to manage the lifecycle of the department’s relationships with the counterparty from creation through closure. The Contract Management solution provides enterprises a comprehensive platform to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract compliance (e.g. Sarbanes-Oxley, STARK) and automate the contracting process from request through signature.
      Working in conjunction with the Selectica Sales Execution solutions, the Contract Management solution can help link enterprise CRM and ERP applications. On the sell side, this includes enabling corporations to configure, price, quote, propose and contract any configurable products or solutions. On the buy side, the Contract Management solution can be integrated with an array of ERP, Product Lifecycle Management, Finance, Human Resources and other applications to maintain and manage the compliance between transactions and contractual terms.
      Some of the major design benefits of our sales execution applications are described below:

Enables Selling Process to Support Key Business Goals
      Our software helps companies ensure that all orders conform to specific criteria. For example, if a company had a minimum gross margin requirement for a given product, our solutions help to ensure that the features and options chosen will result in a product that meets the company’s margin objectives.

Shortens Sales Cycles
      Generally, in a traditional sales environment for complex products and services, prospective buyers repeatedly interact with a seller’s sales force to determine an appropriate configuration and pricing. Our software is designed to enable companies to reduce the time required to convert interested prospects into customers in multiple ways, including:

•	providing comprehensive product information to the customer or sales person at the point of sale without requiring interaction with product experts; and

•	automating the pricing and configuration of complex products and services, thereby providing sales professionals and their customers with accurate, real-time information.

Ensures Accuracy of Quotes
      Our software automates the delivery of quotes to customers. Only quotes that comply with all of the pricing and other rules applicable to a particular product or service can be generated by our products. This procedure makes certain that all quotes accurately reflect the business rules with respect to the quoted product or service. The benefits of accurate quotes include limiting the problem of informing a disappointed customer that the company cannot live up to its quote and eliminating the need for quotes to be reviewed by internal compliance teams within the organization. Many ERP systems permit users to enter inaccurate orders into their systems. Because these ERP systems are often linked directly to manufacturing, this can result in products, which either cannot or should not be assembled. Accurate quotes enable enterprises to avoid costly order rework by ensuring that only accurate orders are placed into the ERP systems. This also prevents or reduces concessions or write-offs by the sales force to compensate for cancelled or delayed orders. All of these benefits can significantly enhance profitability and customer satisfaction.

Provides a Comprehensive Solution that is Easy to Deploy
      Our products provide the functionality for Internet platform selling in a single comprehensive solution. Our products have been developed with an open architecture that leverages data in existing enterprise applications, such as CRM and ERP systems, to provide an application that is both easy to develop and deploy.

Provides an Opportunity for Increased Sales
      We enable sellers of complex products and services to reach and sell to additional customers by enabling them to better and more fully leverage the Internet as an effective sales channel. Our applications are designed for the Internet platform and enable companies and their business partners to sell over a broad range of Internet-enabled devices reaching a wider range of constituents.

Provides an Opportunity for Greater Revenue per Customer
      Enterprises can use our solutions to perform real-time analysis and optimization to identify cross-selling and up-selling opportunities. For example, a prospective buyer of a computer may be prompted to consider additional features such as increased memory, or complementary products such as a printer, based on specific selections made. In addition, by enabling companies to build an easy-to-use selling channel that is always available to their customers, we provide companies with the opportunity to capture a greater percentage of their customers’ business.

Improves Efficiency of the Indirect Sales Channel
      By using our products, companies can enable their channel partners, such as distributors and resellers, to access their selling tools and product information. This allows distributors and resellers to effectively sell complex products and services with less support from the company. It also improves order accuracy, which results in greater efficiency and increased customer satisfaction.

Enforces pricing policies
      By using our rules based pricing engine, our solutions can enforce accurate pricing policies defined by the product marketing organization, preventing price erosion and rogue discounting. This ensures compliance up-front in the quoting process, reduces chances of pricing errors that lead to customer satisfaction issues or price erosion, and alleviates the need for manual intervention.

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

Reduces Costs of Ownership
      An effective selling system requires the user to build a KnowledgeBase that captures all product configurations, price data and selling rules. Our platform allows users to build, tailor and maintain their KnowledgeBase without custom programming. It also reduces the need for expensive technical specialists and programmers to maintain and enhance their business applications.

      The Selectica Contract Management solution provides several advantages:

Visibility and Control
      Contracts are authored in the software or digitized into a repository. This enables the customer to centralize and standardize its lifecycle management processes providing better control, visibility, and compliance monitoring of all contracts.

Flexibility and Extensibility
      The inherent design of the Selectica Contract Management application enables customers to model any process, regardless of whether it is a buy-side, sell-side or internal process. This is accomplished by the use of self-service tools that are not only used to configure the application initially but also to manage changes to the application in the future.

Leverages Existing Investments
      Because the application is database independent and built on open standards architecture, it helps clients protect their investments in existing technologies and investments, from operating systems, to databases to application layers. Selectica’s Contract Management offerings can be deployed in two ways depending on the customer’s requirements; either as an on premise solution at the customer site or as a software as a service on demand out of the hosted data center. When deployed as a service, all the client needs is access to an Internet Browser. If deployed as installed software, the application resides on top of the client’s existing technology stack.

Easy Setup and Migration
      The ability to easily import print-based documents from external sources using the built in eFax and bulk load capabilities to rapidly load existing contracts. The built-in, privilege enforced ad hoc reporting and integration capabilities are unique in the industry.

Time-to-Value
      The on demand application can be activated for a client within two days. The modeling and configuration of client-specific processes can usually be accomplished within a few weeks and requires no rewriting of the base code. The installation is followed by a brief training session (usually one to two days) before the client becomes self-supporting.
Selectica Products
      We offer a range of software solutions for sales execution and contract management.
      The Sales Execution offering for large enterprises consists of core configuration software, and complementary development tools that come pre-packaged with our software, or are available separately. We also develop libraries to accelerate deployment of configuration and pricing engines by our services teams, partners and systems integrators. For large and medium enterprises in the Telecom and Insurance industry verticals, we offer the SalesTech application solutions powered by Selectica technology. For the Small-Medium enterprise, we offer an on demand application called Fastraq, which is available as software as service for CRM systems such as Salesforce.com.
      The Contract Management offering is delivered on demand for a variety of markets and size of businesses and provides the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract-related business processes, enforce contract and relationship compliance (Sarbanes-Oxley) and automate the contract process from request to signature. Additionally, we offer a suite of software designed for revenue centric processes for enterprises engaged in both buy-side and sell-side transactions. These solutions link CRM and ERP applications by enabling the configuration, pricing, quoting, and contracting of complex bundled products and solutions.

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
      The following table provides a full list of our on premise and on demand offerings as well as select partner applications with a brief description of the features and benefits to our customers:

Product	Features	Benefits

ON PREMISE SOLUTIONS
Selectica Configurator	Configuration engine	Enables representation of product and service data and rules associated with them
	Multiple deployment modes	Enables deployment through Selectica server and native Enterprise JavaBeans (EJB)
	Highly scalable Internet- architecture	Designed to support millions of simultaneous users by installing more servers
	Supports open standard integration interfaces	Integrates with other web-based applications and legacy systems through web services
	Dynamic information update	Ability to update product information without stopping selling process
	Supports devices with limited processing power	Ability to be deployed on a broad range of devices
	HTML-based client	Designed to run on any device with a standard web browser
Selectica Pricer	Rules-based pricing	Designed to eliminate SKU proliferation through bundling and intelligent pricing rules
	Multiple deployment modes	Enables deployment through Selectica server and native EJB
	Dynamic information update	Updates pricing information without stopping selling process
	Allows users to manage sophisticated pricing logic across the enterprise	Accelerates the introduction of new pricing schemes
Selectica Quoter	Central server and storage facility for customer orders, configurations and pricing information	Enables users to generate, save and revise quotes online
	Provides easy access from remote devices to quote archives	Enables accurate quotes and orders

Product	Features	Benefits

Selectica Studio	Models, tests and debugs applications using a single tool	Simplifies development process
	Graphical KnowledgeBase and user interface development tools	Enables application deployment and maintenance by non-technical personnel
	Create and maintain automated KnowledgeBases through a Knowledgebase Development Environment (KDE)	Maintain the consistency of KnowledgeBases; fully automated environment via a command line interface will eliminate need for user interface
Selectica Repository	Database that stores KnowledgeBase in readable format, which can be easily queried	Provides distributed team development of KnowledgeBases for easy development and maintenance
Selectica Solution Advisor	Packaged guided selling solution. Intuitive web-based development environment	Enables enterprises to rapidly create applications that help customers find the products that best fit their needs. Out-of-box functionality without customization
Selectica Contract Management (On Premise)	Enterprise application for buy-side and sell-side contract management and compliance	Provides enterprises with state-of- the-art tools to effectively manage costs, performance and compliance of critical customer and vendor contractual relationships
ON PREMISE PARTNER APPLICATIONS
Telecom Sales Order Management — (TSOM Application)	The SalesTech Telco Sales Order Management application consists of a number of reusable components that have been developed to meet the needs of telecommunications service providers	The Application maximizes the Telco’s ability to sell products during a single customer interaction — either face-to-face, through the channel, via the call center or through a self-service web interface. This ensures that Service Orders passed through to provisioning can be successfully fulfilled where and when the customer requires them
Insurance Underwriting Application	The SalesTech Insurance Application consists of a number of re-usable components developed for the worldwide Property, Casualty and Life insurance markets. Based on the industry leading Selectica business rules driven Configurator, the Insurance Suite Application generates a point of sale underwriting decision	Designed to lower underwriting costs and reduce new business cycle-time, the solution enables insurance carriers to receive better quality information, resulting in consistency of underwriting and increased sales. The Insurance Application supports a number of classes of risk that can be mixed and matched by a carrier into “insurance packs”. Other specific classes of risk can be configured and added to the framework

Product	Features	Benefits

ON DEMAND APPLICATIONS
Selectica Contract Management (On Demand)	Software as a service for buy-side and sell-side contract management and compliance	Provides enterprises with state-of- the-art tools to effectively manage costs, performance and compliance of critical customer and vendor contractual relationships
Fastraq on-demand	New generation end-to-end packaged application based on our industry standard configuration and pricing engines coupled with best practice implementation methodology derived from numerous industry-first deployments	Out-of-box packaged application that enables companies to manage their complex product and service offering data, rules and pricing information to power multi-channel e-business quoting and sales. Employs non-programmatic, business-user friendly methods to manage product, service and pricing data through Fastraq Marketing Workbench
Selectica’s Architecture

Sales Execution Products
      We have developed an innovative architecture for creating a personalized, intuitive, interactive and scalable application that includes selection, configuration, pricing, quoting and fulfillment processes. The five key technological advantages of our sales execution products are:

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

Multi-threaded Server
      We have highly scalable server architecture for deploying our customers’ applications. The n-tier architecture, an architecture that enables multiple servers to run at the same time, allows us to support a range of configurations from a single Configurator server to several Configurator servers managed via a single manager running on an HTTP server or another server. Our Manager product can manage a single server running Configurator or multiple servers all running Configurator. Our multi-threaded technologies enhance the performance for each buyer session because each session state is preserved as the buyer makes subsequent selections. Furthermore, Configurator can support a large number of concurrent user sessions because the engine uses a small amount of memory for each incremental user session. Alternatively, the Configurator Engine can be deployed in a J2EE application server like IBM Websphere, BEA Weblogic and Jboss as an EJB.

Scalable Thin-client Architecture
      Our software employs thin-client architecture and supports an Internet computing model enabling users to access our software with any industry-standard browser. This enables access to our applications for users on a broad range of Internet-enabled devices. Our Configurator servers use our engine to process user requests from an HTML session, using the KnowledgeBase and legacy data as needed. This approach can enforce rules, eliminate incorrect choices and make calculations or suggest choices by generating the next HTML screen dynamically. Our servers can also be accessed by custom applications using our thin-client application programming interfaces. Our Configurator can communicate with our Selectica Quoter or one or more database servers from other vendors, and other enterprise resources, including legacy resources using our Connector products.

Fastraq Architecture
      Fastraq is built on the same core technology and based on leading best practices from our installed base of customer implementations. The Fastraq solution is based on a modular J2EE (Java 2 Enterprise Edition) architecture and is built on a unified data model that integrates configuration, quoting and pricing based on our fifth generation rules-based Configuration and Pricing engines. The Fastraq product and price knowledge management is powered by our Marketing Workbench application, which provides catalog creation, entitlement, product modeling, price management, business logic and rules management capabilities.

Contract Management Products

Contract Management Architecture
      Our state-of-the art enterprise and on-demand contract management software is built on modular J2EE architecture and a dynamic repository that allows us to seamlessly model buy-side and sell-side contracts. The software has an embedded business process routing engine that can control the visibility and stewardship of content in a collaborative authoring, approval and management process. Offering the application as a truly on demand service has enabled our customers to aggregate, automate and administer sensitive documents such as procurement contracts, employment agreements and property rental agreements.
Selectica Services
      We offer comprehensive consulting, training and implementation services and ongoing customer support and maintenance, which support our software applications. Generally, we charge our customers for these services on a time and materials basis, with training services billed upon delivery. Customer support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our customers based on available support offerings. Our in-house services organization also educates third-

party system integrators on the use of our software to assist them in providing services to our customers. As of March 31, 2006, our services organization consisted of 55 employees.

Consulting Services
      Through our Professional Services organization, we globally deploy professionals who specialize in the design, implementation, deployment, upgrade and migration services for our products. We assist our customers in consolidating their sales information technology operations, integrating disparate sales and marketing systems to our systems and increasing the security of their data assets. We focus on implementing software with a number of consulting accelerators, such as preconfigured business flows, which are designed to increase the pace at which our customers achieve value from our applications. Our services organization is aligned with our targeted industries to optimize our ability to support our customers’ needs. We also provide our customers with education and training.

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
Competition
      We compete with a number of private and public companies in our individual product lines. Our principal competitors in sales execution systems and configuration include Oracle Corporation and SAP and stand alone point applications such as Firepond, Trilogy Software (Trilogy) and Comergent Technologies, all of which offer integrated solutions for incorporating some of the functionality of our solutions. In the contract management arena, our principal competitors are Nextance, iMany, Upside Software, DiCarta/ Emptoris as well as larger players such as Oracle, SAP, and Ariba. Our competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future.
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
      We believe that our primary competitive advantages are our technology expertise, the depth and performance of our product’s functionality and features, measurable value, breadth of delivery options including software as a service, and our product architecture. We may not be able to compete as effectively against current and potential competitors if those competitors have greater financial, sales, marketing, professional services, technical support, training capabilities and other resources.
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
OPERATIONS
Sales and Marketing
      Our sales and marketing objective is to achieve penetration in fast growth and high value markets through targeted sales and programmatic acquisition of specific segments. As of March 31, 2006, our sales and marketing team consisted of 14 employees, with sales and field support personnel across the United States and Europe.
      We sell our products and services primarily through both a direct sales force and business partners, supported by telesales and system engineering resources. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience. We have also developed specific partner relationships to expand our solutions and domain expertise into various targeted markets. We believe that the cultivation and integration of these support networks assists in both the establishment and enhancement of customer relationships.
      Our marketing department is engaged in a wide variety of revenue-centered, sales-support and awareness-building activities, such as lead generation programs, web marketing, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.
Professional Services

Consulting Services
      We maintain a highly qualified and experienced professional services organization to deliver configuration, pricing management, quoting, and contract management solutions. Our professional services organization offers a broad range of services through its consulting and customer education. These services include product education, presales prototype development, training seminars, product implementation, application development, customization, integration and a full range of education and technical support. This organization is also responsible for training our partners to provide professional services and technical support to our customers. The professional services organization consisted of 55 people as of March 31, 2006. Because significant portions of our implementations can be performed away from the customer’s site, we have the flexibility of being able to provide services from either our U.S. or India-based operations.

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
Research and Development
      To date we have invested substantial resources in research and development. At March 31, 2006, we had 83 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. For the fiscal years ended March 31, 2006, 2005, and 2004, we incurred approximately $8.8 million, $12.4 million, and $13.5 million, respectively, on research and development.
      We expect that most of our new products and enhancements to existing products will be developed internally. However, we will evaluate on an ongoing basis externally developed technologies for integration into our suite of products. Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our current customer base. These updates are usually provided as part of a separate maintenance agreement sold with the product license.
International Operations
      As of March 31, 2006, we had offices in two foreign countries, India and in the United Kingdom. Our international operations are conducted through wholly owned subsidiaries and reseller partners. Revenues from our international operations were 17%, 33%, and 10% of our total revenues for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Intellectual Property and Other Proprietary Rights
      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently have six issued patents and four pending patents in the United States. In addition, we have one trademark registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in the European Community. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.
      Our success and ability to compete are dependent on our ability to operate without infringing upon the proprietary rights of others. As we experienced in our settled litigation with Trilogy Group described in Item 3 “Legal Proceedings”, any intellectual property litigation could result in substantial costs and diversion of resources and could significantly harm our business and operating results. From time to time, we have received (and may receive in the future) notification or correspondence from patent holders (including our competitors) alleging that we infringe on one or more of their patents and recommending that we license their patents. We review and evaluate these patents in light of the allegations from the patent holders. To date, we have informed these patent holders that it would not be necessary to license these patents. However, we may be required to license such patents or we may incur legal fees (as was the case in the Trilogy litigation described in Item 3 “Legal Proceedings”), which could be significant to defend our position that such patent licenses are not necessary. We cannot assure you that if required to do so, we would be able to obtain a license to use a patent on either commercially reasonable terms or at all.
      Any threat of intellectual property litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sell or use the relevant intellectual property, which license may not be available on commercially reasonable terms or at all;

•	redesign those products or services that incorporate such intellectual property; and/or

•	pay money damages to the holder of the infringed intellectual property right.
      In the event of a successful claim of infringement against us and our failure or inability to license the infringed intellectual property on commercially reasonable terms (or at all) or license a substitute intellectual property or redesign our product to avoid infringement, our business and operating results would be significantly harmed. If we are forced to abandon use of our trademark, we may be forced to change our name and incur substantial expenses to build a new brand, which would significantly harm our business and operating results.
Employees
      At March 31, 2006, we had a total of 170 employees, of whom 81 were located in India, 86 were located in the United States, and three were located in the United Kingdom. Of the total, 83 were in research and development, 55 were in consulting, 14 were engaged in sales and marketing and 18 were in administration and finance. None of our employees are represented by a labor union and we consider our relations with our employees to be good.
Acquisitions
      On May 3, 2005, we acquired certain business assets of Determine Software, Inc. for approximately $892,000. Determine was a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship compliance and automate the contract process from request to signature.
      In accordance with SFAS 141 “Business Combinations” (“SFAS 141”), the Company allocated the purchase price of the acquisition to tangible assets acquired based on their estimated fair values. No liabilities were assumed in the acquisition. The fair value assigned to the intangible assets was based on several factors, including valuations, estimates and assumptions.
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

Item 1A.	Risk Factors
      Set forth below and elsewhere in this annual report on Form 10-K and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on form 10-K . Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.
We have a history of losses and expect to continue to incur net losses in the near-term.
      We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $17.5 million, $14.7 million, and $8.8 million for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. We had an accumulated deficit of approximately $190.1 million as of March 31, 2006. We will continue to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
Our quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.
      We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; (3) services; and (4) subscription for on-demand services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.
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
      Likewise, if our customers do not renew maintenance services or purchase additional products, our operating results could suffer. Historically, we have derived and expect to continue to derive a significant portion of our total revenue from existing customers who purchase additional products or renew maintenance agreements. Our customers may not renew such maintenance agreements or expand the use of our products. In addition, as we introduce new products, our current customers may not require or desire the features of our new products. If our customers do not renew their subscriptions or maintenance agreements with us or choose not to purchase additional products, our operating results could suffer.
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
      In any given period our revenues are dependent on customer contracts entered into, “booked” during earlier periods. Because we typically recognize revenue in periods after contracts are booked, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has been lower than management expectations. Our failure to increase bookings in the previous quarters was a significant factor in the decline of our revenues in more recent quarters. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods and could significantly harm our business and operating results.
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
      The attempt to acquire and merge I-many required a significant amount of management time, as well as significant consulting, legal and accounting expense that negatively affected our operating results. We may engage in acquisitions of other companies, products or technologies, such as the acquisition of Determine. If we fail to integrate successfully any future acquisitions (or technologies associated with such), the revenue and operating results of the combined companies could decline. The process of integrating an acquired business may result in unforeseen difficulties and expenditures. If we fail to complete any acquisitions of any other companies, it may also result in unforeseen difficulties and expenditures. Acquisitions may involve a number of other potential risks to our business and include, but are not limited to the following:

•	potential adverse effects on our operating results, including unanticipated costs and liabilities, unforeseen accounting charges or fluctuations from failure to accurately forecast the financial impact of an acquisition;

•	use of cash;

•	issuance of stock that would dilute our current stockholders’ percentage ownership;

•	incurring debt;

•	assumption of liabilities;

•	amortization expenses related to other intangible assets;

•	incurring large and immediate write-offs;

•	incurring legal and professional fees;

•	problems combining the purchased operations, technologies or products with ours;

•	diversion of managements’ attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers; and

•	potential loss of key employees, particularly those of the acquired organizations.
      In May 2005, the Company entered into an agreement to purchase certain assets and products of Determine for approximately $892,000. The transaction closed in the first quarter of fiscal 2006 and has been accounted for in accordance with SFAS 141 “Business Combinations” (“SFAS 141”). Determine was a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship-wide contract and relationship compliance. The addition of Determine’s software capabilities and customers will allow us to extend our offerings to include contract management solutions. In accordance with SFAS 141, the Company allocated the purchase price of the acquisition to tangible and intangible assets acquired based on several factors, including valuations, estimates and assumptions.

      The total purchase price is allocated as follows (in thousands of dollars):

	Amount	Amortization life

	(in thousands)	(years)
Accounts Receivable	$74	—
Fixed Assets	17	—
Intangible assets:
Developed technology	367	3
Customer relationship	338	4
Customer backlog	96	1

Total purchase price	$892

      The results of Determine’s operations effective May 3, 2005 have been included in the condensed consolidated financial statements for fiscal year 2006.
      As of March 31, 2006, the intangible assets associated with Determine are included in Other Assets as follows:

Amount

(in thousands)
Cost	$801
Accumulated amortization	(285)

Net	$516

      These intangible assets will be amortized on a straight-line basis over their estimated lives:

	Fiscal Years Ended March 31,
	2007	2008	2009	2010

	(in thousands)
Amortization by fiscal year	$207	$207	$95	$7

      Any mergers, acquisitions or joint ventures may cause our financial results to suffer as a result of these risks. Where mergers, acquisitions or joint ventures are intended to enhance revenue and operating results, such revenue opportunities may not materialize, or the cost of integration and reorganization of the new operations may cost more than anticipated.
Any unsolicited proposals for the purchase of our Company could disrupt business and harm our operating results.
      In January 2005, Trilogy, a privately held company, conditionally proposed to purchase all of our outstanding common stock for $4.00 per share. This unsolicited proposal assumed that the I-many merger was not completed. On February 2, 2005, following consultation with our legal and financial advisors, we issued a press release announcing that our Board of Directors determined that Trilogy’s proposal was not in our best interests or those of our stockholders. For reasons unrelated to Trilogy’s proposal, I-many and Selectica terminated the I-many merger on March 31, 2005. On April 11, 2005, Trilogy filed a Statement of Beneficial Ownership on Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.9% of our outstanding common stock as of that date. As described further in this annual report, Trilogy was also engaged in a patent infringement lawsuit against us which has been settled.
      Uncertainty regarding Trilogy’s intentions toward us may cause disruption in our business, which could result in a material adverse effect on our financial condition and operating results. Additionally, as a consequence of the uncertainty surrounding our future, our key employees may be distracted and could seek other employment opportunities. If key employees leave, there could be a material adverse effect on our business and results of operations. Uncertainty surrounding Trilogy’s intentions and Trilogy’s patent infringement lawsuit against us could also be disruptive to our relations with our existing and potential customers as the proposal and/or the patent litigation may be viewed negatively by some customers. Responding to any proposals from Trilogy and the patent lawsuit has consumed, and may continue to consume, attention from our management and employees, and may require us to incur significant costs, which could adversely affect our financial and operating results.
If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.
      We have recently revised our product marketing focus. We had previously positioned our company as a seller of Internet Selling Solutions, however, we now emphasize our products’ ability to bridge the gap that exists between CRM and ERP, which we refer to as the Opportunity to Order Gap. We have brought new products such as the Fastraq application to market, which are specifically tailored to address this gap in specific industries. If the market for products that address the Opportunity to Order Gap is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.
We have relied and expect to continue to rely on a limited number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.
      Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 67%, 67% and 78% of our revenues for the fiscal years ended March 31, 2006, 2005, and 2004, respectively, and our ten largest customers accounted for approximately 80%, 84%, and 88% of our revenues for the fiscal years ended March 31, 2006, 2005, and 2004, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

Fiscal Year ended March 31, 2006
Customer A	23%
Customer B	22%
Fiscal Year ended March 31, 2005
Customer A	14%
Customer B	23%
Customer C	12%
Customer D	11%
Fiscal Year ended March 31, 2004
Customer A	20%
Customer B	39%
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
Our lengthy sales cycle for our large enterprise sales execution systems makes it difficult for us to forecast revenue and exacerbates the variability of quarterly fluctuations, which could cause our stock price to decline.
      The sales cycle of our large enterprise sales execution systems has historically averaged between nine to twelve months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.
We have been subject to intellectual property litigation, and could be subject to additional such litigation in the future, in connection with which we may incur substantial costs, which would harm our operating results.
      On April 22, 2004, Trilogy Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division alleging patent infringement against the Company. On September 2, 2004, the Company filed counter claims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,533,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling offering for sale, or importing products including configuration and ordering software.
      In January 2006, Trilogy and the Company reached a settlement resolving the patent dispute. Trilogy and the Company agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, the Company paid a one-time sum of $7.5 million to Trilogy on February 16, 2006.
      In addition, from time to time, we have received (and may receive in the future) correspondence from patent holders (including our competitors) recommending that we license their patents. We review and evaluate these patents (in light of the allegations from the patent holders). To date, we have informed these patent holders that it would not be necessary to license these patents. However, we may be required to license such patents or incur legal fees to defend our position that such licenses are not necessary (as was the case in the Trilogy litigation), and there can be no assurance that we would be able to obtain a license to use such patents on commercially reasonable terms, or at all.
      Any intellectual property litigation, such as the litigation with Trilogy, or any threat of such litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain from the holder of the infringed intellectual property right a license to sublicense or use the relevant intellectual property, which license may not be available on commercially reasonable terms or at all;

•	redesign those products or services that incorporate such intellectual property; and/or

•	pay money damages to the holder of the infringed intellectual property right.
      In the event of a successful claim of infringement against us and our failure or inability to license the infringed intellectual property on commercially reasonable terms (or at all) or license a substitute intellectual property or redesign our product to avoid infringement, our business and operating results would be significantly harmed. If we are forced to abandon use of our trademark, we may be forced to change our name and incur substantial expenses to build a new brand, which would significantly harm our business.

Any reduction in expenses will place a significant strain on our management systems and resources. If we fail to manage these changes, our business will be harmed.
      We have reduced our headcount and operations in the last three years and we may further reduce our operating expenses. As a result, this could place increased demands on our managerial, administrative, operational, financial and other resources.
      Additional personnel cost cutting measures would force us to handle our current customer base and operations with a smaller number of employees. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage these changes effectively, our business would be harmed.
Developments in the market for enterprise software including configuration, pricing, contract management and quoting solutions may harm our operating results, which could cause a decline in the price of our common stock.
      The market for enterprise software including configuration, pricing, contract management and quoting solutions is evolving rapidly. In view of changing market trends including vendor consolidation, the competitive environment gross rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.
      The rapid change in the marketplace poses a number of concerns. The decrease in technology infrastructure spending may reduce the size of the market for configuration, pricing management and quoting solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for configuration, pricing management, contract management and quoting solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.
We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.
      The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include publicly-traded companies such as Oracle Corporation, Ariba, and I-Many as well as privately held companies such as Comergent Technologies, Firepond, Upside Software, Nextance, DiCarta/Emptoris and Trilogy, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing, contract management and quoting software.
      Our competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future. Competitors vary in size, in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors including the comprehensiveness of our solution, our use of Java technology and our multi-threaded architecture, some of our competitors and potential competitors have significant advantages over us, including:

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
      In the past, a small number of our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Deploying our products typically involves integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software as well adding their data to the system. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of professional services we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating results.
If we are unable to maintain our direct sales force, sales of our products and services may not meet our expectations, and our business and operating results will be significantly harmed.
      We depend on our direct sales force for a significant portion of our current sales, and our future growth depends in part on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services, and our results of operation could be significantly harmed.

If we are unable to manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.
      Services revenues, which generated 81%, 71%, and 58% of our revenues during the fiscal years ended March 31, 2006, 2005, and 2004, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. During the fiscal years ended March 31, 2006, 2005, and 2004, respectively, gross margins percentages for services revenues and license revenues are as follows:

	Fiscal Years Ended
	March 31,

	2006	2005	2004

Gross Margin
License	86%	91%	92%
Services	55%	43%	27%
      We intend to charge for our professional services on a time and materials rather than a fixed-fee basis. However, in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.
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
      We conduct development, quality assurance and professional services operations in India. As of March 31, 2006 there were 81 persons employed in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
      We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents in the United States. In addition, we have two trademarks registered in the United States, one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community, and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

Our results of operations will be reduced by charges associated with stock-based compensation, accelerated vesting associated with stock options issued to employees, charges associated with other securities issued by us, and charges related to variable accounting.
      We have in the past and expect in the future to incur a significant amount of charges related to securities issuances in future periods, which will negatively affect our operating results. During the fiscal years ended March 31, 2006, 2005, and 2004, we amortized approximately $121,000, $268,000, and $1.9 million of such charges, which included the compensation expenses related to deferred compensation, option acceleration, option modification, and variable accounting, respectively.
      The Company will adopt the provisions of FASB 123R using a modified prospective application effective April 1, 2006. We will use the Black-Scholes model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This new pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, FASB 123R will apply to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense cost calculated under FASB 123R could negatively impact our operating results in the future.
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
We have entered into a joint sales and marketing arrangement with SalesTech, Pty. Ltd. Failure to achieve the mutual objectives of this partnership could damage our business.
      During fiscal 2006, we entered into non-exclusive joint sales and marketing agreement for Europe and certain vertical markets within North America with SalesTech, Pty. Ltd. (“SalesTech”) based in New Zealand. SalesTech is a relatively small company with limited financial resources that has been a Selectica reseller/partner for more than six years. Pursuant to this arrangement, both Selectica and SalesTech will provide technology, personnel and management to further the sales and delivery of SalesTech applications for the telecom, banking and insurance industry vertical markets powered by Selectica’s configuration and pricer engines. Selectica has advanced approximately $1.5 million in expenses and prepaid royalties to SalesTech and the partnership since inception. Selectica is entitled to receive repayment of pre-paid royalties and 50% of operating costs before net income from the partnership is distributed equally to the two companies. Failure to achieve sales and/or complete the delivery of solutions to customers could result in losses, write-offs and harm to our business.
Our on demand solutions are hosted by a third-party provider.
      Our Fastraq and Contract Management on demand solutions are hosted by a third party data-center provider. Failure of the data center provider to maintain service levels as contracted, could result in customer dissatisfaction, customer losses and potential product warranty or performance liabilities.

We are the target of several securities class action complaints and have been subject to patent infringement complaints and could be again, all of which could result in substantial costs and divert management attention and resources.

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
      In January 2006, Trilogy and the Company reached a settlement resolving the patent dispute. Trilogy and the Company agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, the Company paid a one-time sum of $7.5 million to Trilogy on February 16, 2006.

Class Action
      During 2001, a number of securities class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters of the Company’s March 13, 2000 initial public offering (“IPO”). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
      The amended complaint alleges that the officer and director defendants, the underwriters defendants and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in the Company’s registration statement on Form S-1 filed with the SEC in March 2000 in connection with the Company’s IPO. Specifically, the complaint alleges, among other things, that the underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares of common stock issued in the Company’s IPO. The complaint further alleges that the underwriters entered into agreements with its customers in which it agreed to allocate the common stock sold in the Company’s IPO to certain customers in exchange for which such customers agreed to purchase additional shares of the Company’s common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for the Company’s stock.
      During the course of pre-trial proceedings, the plaintiffs dismissed their claims against the individual defendants without prejudice in return for the individual defendants’ execution of a tolling agreement. A motion to dismiss filed by the Company was denied by the Court on November 19, 2003.
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
      The settling parties presented the proposed Settlement papers to the Court and filed formal motions seeking preliminary approval. The underwriter defendants, who are not parties to the proposed Settlement, filed objections to the Settlement. On February 15, 2005, the Court granted preliminary approval of the Settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. The Company re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing.
      On August 31, 2005, the Court entered a preliminary order approving the modifications to the Settlement and certifying the settlement classes. The Court also ordered that the mailing of the notices of pendency and proposed settlement of the class actions be completed by January 15, 2006. The deadline for class members to request exclusion from the settlement classes was March 24, 2006.
      As part of the Settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). To preserve these claims while the proposed Settlement was pending the Court’s final approval, the settling issuers sought tolling agreements from the underwriters. In the event that an underwriting defendant would not enter a tolling agreement, under the terms of the proposed Settlement agreement, the settling issuer conditionally assigned the claims to a litigation trustee. Before the expiration of any relevant statutes of limitations, the litigation trustee filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. All of the Company’s underwriters entered into tolling agreements. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the other issuers’ underwriters that had not entered into tolling agreements on statute of limitations grounds. After the Court’s ruling, two of the Company’s underwriters terminated their tolling agreements. Accordingly, the Company conditionally assigned their Assigned Claims to the litigation trustee. Because the Assigned Claims were part of the consideration contemplated under the Settlement, it is unclear how the Court’s February 24, 2006 decision will impact the Settlement and the Court’s final approval of it.
      On April 24, 2006, the Court held a hearing in connection with a motion for final approval of the proposed Settlement. The Court did not rule on the fairness of the Settlement at the hearing. It is uncertain when the Court will issue a ruling. Despite the preliminary approval of the Settlement, there can be no assurance that the Court will provide final approval of the Settlement.
      In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). The Company is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have appealed that decision to the United States Court of Appeals for the Second Circuit. The Court heard oral argument on June 6, 2006 and took it under submission. It is uncertain when the Court of Appeals will rule on the appeal.
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
      We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2006, we concluded that we had deficiencies in our internal controls over financial reporting that constituted a material weakness, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion. If we cannot establish and maintain effective internal controls over financial reporting, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We incur increased costs as a result of being a public company.
      As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. These costs may effect our operating results in future periods.
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
Changes to accounting standards and financial reporting requirements or tax laws, may affect our financial results.
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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
Facilities
      United States. Our principal administrative, sales, marketing, consulting, and research and development facility occupies approximately 80,000 square feet of office space in San Jose, California. The lease extends through November 2009. We also lease office space in San Francisco, California, with a lease that extends through July 2006. We also lease an office in Waunakee, Wisconsin, which extends through March 2007.
      India. We own an office in Pune, which is used primarily for development, consulting and quality assurance purposes. This facility occupies approximately 22,000 square feet.
      United Kingdom. We lease, on a month-to-month basis, an office in Bracknell, used for sales and professional services.
      We are currently seeking to relocate our headquarters in San Jose, California to a smaller, more efficient building. We expect to take a one-time write-off in the quarter ended September 30, 2006, when we vacate the present location. We believe the office space in the India and United Kingdom facilities will be adequate to meet our future needs.

Item 3.	Legal Proceedings
Patent Infringement
      On April 22, 2004, Trilogy Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division, alleging patent infringement against the Company. On September 2, 2004, the Company filed counter claims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400

and 6,533,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling offering for sale, or importing products including configuration and ordering software.
      In January 2006, Trilogy and the Company reached a settlement resolving the patent dispute. Trilogy and the Company agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, the Company paid a one-time sum of $7.5 million to Trilogy on February 16, 2006.
Class Action
      During 2001, a number of securities class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters of the Company’s March 13, 2000 initial public offering (“IPO”). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
      The amended complaint alleges that the officer and director defendants, the underwriters’ defendants and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in the Company’s registration statement on Form S-1 filed with the SEC in March 2000 in connection with the Company’s IPO. Specifically, the complaint alleges, among other things, that the underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares of common stock issued in the Company’s IPO. The complaint further alleges that the underwriters entered into agreements with its customers in which it agreed to allocate the common stock sold in the Company’s IPO to certain customers in exchange for which such customers agreed to purchase additional shares of the Company’s common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for the Company’s stock.
      During the course of pre-trial proceedings, the plaintiffs dismissed their claims against the individual defendants without prejudice in return for the individual defendants’ execution of a tolling agreement. A motion to dismiss filed by the Company was denied by the Court on November 19, 2003.
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
      The settling parties presented the proposed Settlement papers to the Court and filed formal motions seeking preliminary approval. The underwriter defendants, who are not parties to the proposed Settlement, filed objections to the Settlement. On February 15, 2005, the Court granted preliminary approval of the Settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. The Company re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing.

      On August 31, 2005, the Court entered a preliminary order approving the modifications to the Settlement and certifying the settlement classes. The Court also ordered that the mailing of the notices of pendency and proposed settlement of the class actions be completed by January 15, 2006. The deadline for class members to request exclusion from the settlement classes was March 24, 2006.
      As part of the Settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). To preserve these claims while the proposed Settlement was pending the Court’s final approval, the settling issuers sought tolling agreements from the underwriters. In the event that an underwriting defendant would not enter a tolling agreement, under the terms of the proposed Settlement agreement, the settling issuer conditionally assigned the claims to a litigation trustee. Before the expiration of any relevant statutes of limitations, the litigation trustee filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. All of the Company’s underwriters entered into tolling agreements. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the other issuers’ underwriters that had not entered into tolling agreements on statute of limitations grounds. After the Court’s ruling, two of the Company’s underwriters terminated their tolling agreements. Accordingly, the Company conditionally assigned their Assigned Claims to the litigation trustee. Because the Assigned Claims were part of the consideration contemplated under the Settlement, it is unclear how the Court’s February 24, 2006 decision will impact the Settlement and the Court’s final approval of it.
      On April 24, 2006, the Court held a hearing in connection with a motion for final approval of the proposed Settlement. The Court did not rule on the fairness of the Settlement at the hearing. It is uncertain when the Court will issue a ruling. Despite the preliminary approval of the Settlement, there can be no assurance that the Court will provide final approval of the Settlement.
      In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). The Company is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have appealed that decision to the United States Court of Appeals for the Second Circuit. The Court heard oral argument on June 6, 2006 and took it under submission. It is uncertain when the Court of Appeals will rule on the appeal.
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
Other
      In the future we may be subject to other lawsuits, including claims relating to intellectual property matters or securities laws. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 2006.
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

	High	Low

Fiscal 2005
First Quarter	$5.60	$4.05
Second Quarter	$4.53	$3.59
Third Quarter	$4.03	$3.16
Fourth Quarter	$3.54	$3.17
Fiscal 2006
First Quarter	$3.72	$2.91
Second Quarter	$3.33	$2.83
Third Quarter	$3.25	$2.55
Fourth Quarter	$2.99	$2.48
      As of March 31, 2006, there were approximately 156 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.
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
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. Whether or not a dividend will be paid in the future will be determined by our Board of Directors.
Equity Compensation Plan Information
      The following table sets forth as of March 31, 2006 certain information regarding our equity compensation plans.

	A	B	C

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation plans
	exercise of outstanding	outstanding	(excluding securities
Plan category	options and rights	options and rights	reflected in Column A)

	(in thousands, except for per share amounts below)
Equity compensation plans approved by security holders	5,068	$3.72	7,457	(1)(2)
Equity compensation plans not approved by security holders	1,861	$3.58	975

Total	6,929	$3.68	8,432

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.

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

Stock Option Plans — Not Required to be Approved by Stockholders

2001 Supplemental Plan
      The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on April 4, 2001; the Supplemental Plan did not require stockholder approval. A total of approximately 2.5 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.
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

Item 6.	Selected Consolidated Financial Data

	Fiscal Years Ended March 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$4,431	$9,133	$16,935	$10,218	$16,683
Services	19,002	21,987	23,089	25,350	30,511

Total revenues	23,433	31,120	40,024	35,568	47,194
Cost of revenues:
License	625	819	1,410	1,185	1,023
Services	8,613	12,428	16,827	18,518	28,660

Total cost of revenues	9,238	13,247	18,237	19,703	29,683

Gross profit	14,195	17,873	21,787	15,865	17,511
Operating expenses:
Research and development	8,782	12,359	13,474	13,202	15,343
Sales and marketing	6,645	11,861	14,491	19,368	25,215
General and administrative	11,364	10,396	5,385	6,068	8,922
Litigation settlement	7,500	—	—	—	—

Total operating expenses	34,291	34,616	33,350	38,638	49,480

Loss from operations	(20,096)	(16,743)	(11,563)	(22,773)	(31,969)
Other income (expense), net	(196)	82	1,092	—	—
Interest income	2,907	1,891	1,625	2,999	5,896

Net loss before taxes	(17,385)	(14,770)	(8,846)	(19,774)	(26,073)
Provision (benefit) for income taxes	122	(117)	—	—	304

Net loss before cumulative effect of an accounting change	(17,507)	(14,653)	(8,846)	(19,774)	(26,377)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(9,974)	—

Net loss	$(17,507)	$(14,653)	$(8,846)	$(29,748)	$(26,377)

Basic and diluted net loss per share	$(0.53)	$(0.45)	$(0.28)	$(0.92)	$(0.75)
Shares used in computing basic and diluted net loss per share	32,808	32,665	31,165	32,219	35,090

	Fiscal Years Ended March 31,

	2006	2005	2004	2003	2002

	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$79,507	$98,349	$100,597	$117,853	$133,456
Non current assets	6,363	9,275	25,819	19,296	36,628
Current liabilities	6,464	8,470	12,896	22,731	15,509
Non current liabilities	1,091	1,434	1,482	1,338	1,223
Working capital	73,043	89,879	87,701	95,122	117,947
Total assets	85,870	107,624	126,416	137,149	170,084
Total stockholders’ equity	78,315	97,720	112,038	113,080	153,352

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      In addition to historical information, this annual report on form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Item entitled “Management’s Discussion and Analysis” and Item 1A entitled “Risks Factors Related to Our Business.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the level of demand for Selectica’s products and services; the intensity of competition; existing and potential litigation: Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to Selectica’s business, readers should refer to the section earlier in this report entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report. Selectica assumes no obligation to update these forward-looking statements.
      The following table sets forth the percentage of total revenues for certain items in the Company’s Consolidated Statements of Operations data for the fiscal years ended March 31, 2006, 2005, and 2004.

	Fiscal Years Ended
	March 31,

	2006	2005	2004

As a Percentage of Total Revenues:
Revenues:
License	19%	29%	42%
Services	81	71	58

Total revenues	100	100	100
Cost of revenues:
License	3	3	4
Services	37	40	42

Total cost of revenues	40	43	46

Gross profit	60	57	54
Operating expenses:
Research and development	37	40	34
Sales and marketing	28	38	36
General and administrative	48	33	13
Litigation settlement	32	—	—

Total operating expenses	145	111	83

Loss from operations	(85)	(54)	(29)
Other income (expense), net	(1)	—	3
Interest income	12	6	4

Loss before provision (benefit) for income taxes	(74)	(48)	(22)
Provision (benefit) for income taxes	1	—	—

Net loss	(75)%	(48)%	(22)%

      We develop, market, sell and support software that helps companies with multiple product lines and channels of distribution to effectively configure, price, quote new business and manage the contracting process for their products and services. Our products enable customers to increase revenue and profit margins and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes, which reside between legacy CRM and ERP systems. Businesses that deploy our products are able to empower business managers to quickly and easily modify and synchronize product, service and price information enterprise-wide to ensure proper margins and to stay ahead of changing market conditions. Over the past number of years, Selectica solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare. However, these types of large system sales have declined significantly over the past several quarters due, we believe, to reduced IT spending, reluctance of customers to undertake large, custom project implementations, our target customers’ growing preference for smaller scale, more focused system implementations and increased competition from suite vendors such as Oracle, SAP and Ariba and from point application software vendors like Comergent Technologies, Firepond, Trilogy, iMany, Upside Software, and Dicarta/Emptoris.
      In response to this market shift, we developed and introduced a new generation of application offerings including the On Demand/hosted software as a service product called Fastraq. These products utilize our state-of-the-art configuration and pricing technologies. These applications incorporate industry specific domain knowledge and offer high levels of capability in more flexible ways. We have also been focused on expanding our product footprint and value proposition by extending into the growing contract management and compliance market. We began to achieve this objective shortly after the close of fiscal 2005 with the acquisition of certain of the assets of Determine Software Inc. Determine contract management products along with Fastraq extend our business model by permitting us to offer a complete range of on-demand solutions for our customers. The new Telecom and Insurance products, developed with a partner, are targeted at large and mid-sized customers. The Fastraq and Contract Management products are targeted at small to large businesses interested in using application software to manage configurable product and service offerings, though automated pricing management, contract management, and compliance. Concurrent with the development, marketing and sales of these new products, we will continue to develop, sell and support our existing platform products.
      Also in response to these business developments, we have worked to reduce our operating costs through the reduction of personnel and other costs. During fiscal 2006, we continued to face significant challenges as bookings of platform products underperformed and sales of the new generation products were minimal, as they were not released until the latter part of the calendar year. However, bookings of our contract management products have increased significantly since the business was acquired. We expect new bookings to begin improving and currently expect to achieve profitability in the second half of fiscal year 2007.
Summary of Operating Results for Fiscal 2006
      During the fiscal year ended March 31, 2006, the Company’s total revenues were $23.4 million of which 19% represented license revenues and 81% represented services revenues. Margins for the year were 86% and 55% for license and service, respectively. The total reduction in revenue was approximately $7.7 million over the fiscal year ended March 31, 2005, of which approximately $4.7 million and $3.0 million were license and service revenue, respectively. Additionally, operating expenses for the fiscal year ended March 31, 2006, were approximately $34.3 million, which was approximately $0.3 million lower than fiscal year ended March 31, 2005. The $0.3 million reduction included a $7.5 million payment to settle the patent infringement lawsuit with Trilogy Group. Excluding the $7.5 million one-time payment, the approximately $7.8 million reduction in operating expenses was primarily due to reductions in headcount. Net loss for the year was approximately $17.5 million or $0.53 per share.
Key Performance Indicators

Bookings and Revenue
      Due to the nature and scope of our product implementations, we typically recognize revenue from contracts signed during a particular quarter (“bookings”) over several quarters or fiscal years.

Expense Management
      Total annual expense levels for normal operations in fiscal 2006, which excludes non-cash charges, legal settlement and restructuring charges, were approximately $31.6 million. Total annual expense levels in fiscal 2005 for normal operations, which excluded non-cash charges and restructuring charges were approximately $43.3 million. This decrease in annual expenses, excluding non-cash charges, legal settlement and restructuring charges totaling approximately $11.7 million resulted from the reduction of head count and other expenses of approximately $1.1 million; however reductions were offset by the $7.5 million patent infringement lawsuit settlement with Trilogy and the associated increased legal expenses.
      In January 2005, we reduced our headcount by 34 employees. This reduction represents an annual savings in personal expenses of approximately $3.4 million. We made an additional reduction in staff of 42 employees in May 2005. This second reduction represented an additional annual savings in personnel expenses of approximately $3.9 million.
Outlook for Fiscal Year 2007
      Revenue is expected to increase slightly during fiscal 2007. Efforts are focused on increasing bookings during the year to resume growth beyond fiscal 2007, however, revenue recognized on such bookings will depend on the specific contract terms and conditions. We anticipate that the majority of customers for our contract management and Fastraq solutions will choose a hosted solution with revenue recognized over the length of the contract.
      Additionally, management will continue to review the Company’s cost structure to minimize expenses and use of cash. The Company estimates it would take a charge of approximately $6.5 million in the second quarter of fiscal 2007 in connection with relocating its corporate headquarters. This action along with other cost-saving measures are expected to reduce the Company’s break-even point to approximately $6.2 million of quarterly revenue. The Company will also incur the additional expense of options as it relates to the adoption of SFAS 123R “Share Based Payment”, with such additional expense included in the Company’s break-even point. The Company currently expects to break even by the end of fiscal 2007.
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

Revenue Recognition
      We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; (3) services; and (4) subscription for on-demand services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

      For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.
      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements or (2) all elements are delivered. If unspecified future products are given over a specified term, we recognize license revenue ratably over the applicable period. The Company recognizes license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.
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
      In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. In this determination, the Company focuses on whether the software is off-the-shelf software, whether the services include significant alterations to the features and functionality of the software, whether the services involve the building of complex interfaces, the timing of payments and the existence of milestones. Often the installation of the software requires the building of interfaces to the customer’s existing applications or customization of the software for specific applications. As a result, judgment is required in the determination of whether such services constitute “complex” interfaces. In making this determination we consider the following: (1) the relative fair value of the services compared to the software; (2) the amount of time and effort subsequent to delivery of the software until the interfaces or other modifications are completed; (3) the degree of technical difficulty in building of the interface and uniqueness of the application; (4) the degree of involvement of customer personnel; and (5) any contractual cancellation, acceptance, or termination provisions for failure to complete the interfaces. The Company also considers the likelihood of refunds, forfeitures and concessions when determining the significance of such services.
      In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (SOP 81-1). The Company follows the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company also accounts for certain arrangements under the completed contract method when we do not have the ability to reasonably estimate progress toward completion. To date, the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore license and services revenues have been recognized pursuant to SOP 81-1.
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
      The following table shows how our revenues has been recognized:

	Fiscal Years Ended
	March 31,

	2006	2005	2004

As a Percentage of Total Revenues:
Contract Accounting	67%	73%	51%
Residual Method	—	—	3
Ratable Method (includes Maintenance)	33	27	46

Total Revenues	100%	100%	100%

      Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. The majority of our contracts have been accounted for on the completed contract method upon achievement of milestones or final acceptance from the customer.
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
     Contingencies and Litigation
      We are subject to various proceedings, lawsuits and claims relating to product, technology, intellectual property, labor, shareholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies.
     Related Party Transaction and Severance Agreement
      In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service. During the fiscal year ended March 31, 2005, the Company recorded approximately $220,000 as outside services expenses in general and administration.
      In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. Since the Company believed the payment was estimatable and probable, and the Company therefore, accrued for this amount in September 2003, as compensation expense of which approximately $93,000 was included in the cost of goods sold, approximately $231,000 was included in research and development, approximately $52,000 as a sales and marketing expense and approximately $37,000 was included as a general and administrative expense. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s ongoing patent litigation. Dr. Mittal was paid $27,950 in consulting services for fiscal year ended March 31, 2006. Dr. Mittal is a member of the Board of Directors.
Factors Affecting Operating Results
      A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

Fiscal Year ended March 31, 2006
Customer A	23%
Customer B	22%
Fiscal Year ended March 31, 2005
Customer A	14%
Customer B	23%
Customer C	12%
Customer D	11%
Fiscal Year ended March 31, 2004
Customer A	20%
Customer B	39%

      To date, we have foreign activities in India, Canada and some European countries because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
      We have incurred significant losses since inception and, as of March 31, 2006, we had an accumulated deficit of approximately $190.1 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and did so again during the fiscal years of 2005 and 2006.
      In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history has been volatile and makes it difficult to forecast future operating results. This was evidenced by the decline in revenue in fiscal 2006 and in fiscal 2005, and slight increase in fiscal 2004.
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
Results of Operations
Revenues

	2006	Change	2005	Change	2004

	(in thousands, except percentages)
License	$4,431	(51)%	$9,133	(46)%	$16,935
Percentage of total revenues	19%		29%		42%
Services	$19,002	(14)%	$21,987	(5)%	$23,089
Percentage of total revenues	81%		71%		58%
Total revenues	$23,433	(25)%	$31,120	(22)%	$40,024
      License. During fiscal year ended March 31, 2006, license revenue decreased by $4.7 million primarily from lower than expected license bookings during fiscal 2006.
      Fiscal 2005 license revenue decreased on an annual basis by approximately $7.8 million. This was due to a decreasing number of new licenses, delays in deployment and customer acceptance where license fees were dependent on completion of service projects. License revenues also decreased in fiscal 2005 because of recognition of revenue on a significant contract in fiscal 2004, as described below. This contract accounted for approximately a $9.5 million decrease in license revenues offset by other contracts where license revenue was recognized upon comparison to fiscal 2004. Fiscal 2006 license revenue came primarily from two significant customers while in fiscal 2005 license revenues came primarily from four significant customers and in fiscal 2004 license revenues came primarily from two significant customers.
      Services. Services revenues are comprised of fees from consulting, maintenance, training and out-of pocket reimbursement. Maintenance revenues represented 40%, 35%, and 35% of total services revenues for the years ended March 31, 2006, 2005, and 2004, respectively. During fiscal 2006, services revenue decreased by approximately $3.0 million compared to fiscal 2005. This decrease is primarily attributable to a decrease in the number of new licenses and the services associated with them. During fiscal 2005, services revenues decreased on an annual basis by approximately $1.1 million compared to fiscal 2004.
      In fiscal 2006, maintenance revenue increased by approximately $52,000 due primarily to the additional customers added as part of the Determine acquisition offset by a slight decrease in renewals of existing customers. In fiscal 2005, the number of customers with maintenance contracts declined and maintenance revenues decreased by approximately $421,000.
      We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.
Cost of Revenues

	2006	Change	2005	Change	2004

	(in thousands, except percentages)
Cost of license revenues	$625	(24)%	$819	(42)%	$1,410
Percentage of license revenues	14%		9%		8%
Cost of services revenues	$8,613	(31)%	$12,428	(26)%	$16,827
Percentage of services revenues	45%		57%		73%
      Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs and royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, and other data transmission costs. During fiscal 2006, license costs decreased along with the decrease in license revenues, which was consistent with the decrease experienced in fiscal 2005. We experienced an increase in costs during fiscal 2004 due to the write-off of approximately $268,000 of prepaid royalties associated with third party products. These amounts were expensed primarily due to delays in the timing and changing priorities of new product releases. Excluding this write-off costs of license revenues for fiscal 2004 were consistent with the prior year. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.
      Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated corporate expenses. During fiscal 2006, these costs decreased by approximately $3.8 million due to the improved utilization of resources and the reduction in headcount of 29 employees. In fiscal 2005, we experienced a decrease of approximately $4.4 million in cost of services revenue due to restructuring efforts initiated in fiscal 2004 and continued in fiscal 2005. The latter related to a reduction in force of 22 professional services staff and further deployment of service work to India, which reduced costs by approximately $2.5 million. This included reducing the number of India employees working in the U.S. office and the per diem costs associated with housing them in the U.S. There were also reductions in third party consulting costs of approximately $280,000, and deferred project costs of approximately $341,000. Deferred compensation costs were reduced by approximately $433,000. The balance of the reductions was attributable to lower facilities and depreciation expenses.
      We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margin

	2006	2005	2004

Gross margin, license revenues	86%	91%	92%
Gross margin, services revenues	55%	43%	27%
Gross margin, total revenues	61%	57%	54%
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
      Cost of licenses for the fiscal years ending March 31, 2006, 2005, and 2004 have not fluctuated significantly as a percentage of license revenue. Due to lower license revenues to offset the fixed license costs in fiscal 2006, we experienced lower gross margins than in fiscal 2005 and 2004.
      Gross Margin — Services. During fiscal 2006, revenues from services decreased by approximately $3.0 million and gross margin improved primarily due to the improved utilization of resources and a reduction in headcount of 29 employees in professional services. While services revenues decreased by approximately $1.1 million in fiscal 2005 to approximately $22.0 million, gross margin improved to 43% from 27% in fiscal 2005. This was attributable to cost reductions in professional service staff and related costs. Services revenues have decreased from approximately $23.1 million in fiscal 2004 to approximately $22.0 million in fiscal 2005 and to approximately $19.0 million in fiscal 2006. While services revenues have decreased, we have also been able to decrease our costs significantly in order to maintain a higher services margin. This was attributable to reductions in professional services staff in 2004 and 2005 whose cost reductions were more fully reflected in 2005 and 2006. This is in addition to a reduction in professional staff in January 2005.
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
Operating Expenses

	2006	Change	2005	Change	2004

	(in thousands, except percentages)
Research and development	$8,782	(29)%	$12,359	(8)%	$13,474
Percentage of total revenues	37%		40%		34%
Sales and marketing	$6,645	(44)%	$11,861	(18)%	$14,491
Percentage of total revenues	28%		38%		36%
General and administrative	$11,364	9%	$10,396	93%	$5,385
Percentage of total revenues	48%		33%		13%
Litigation settlement	$7,500	NA	$—	NA	$—
Percentage of total revenues	32%		NA		NA
      Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of approximately $3.6 million in fiscal 2006 compared to fiscal 2005 was attributable to a reduction in force of 42 headcount and the related costs for facilities, overhead and benefits. Headcount reductions lowered salaries and benefits by approximately $2.8 million and the remaining balance consists mainly of a reduction of approximately $0.4 million in outside services and a reduction in facility expenses in the amount of approximately $0.2 million.

      During fiscal 2005, the decrease in research and development expenses of approximately $1.1 million compared to 2004 was attributable to a reduction in force of 20 personnel and the related costs for facilities, overhead and benefits. Headcount reductions lowered salaries and benefits by approximately $2.0 million.
      During fiscal 2004, we expensed approximately $231,000 related to the lump-sum severance payment to the CTA, approximately $166,000 for deferred compensation related to stock options, approximately $138,000 for stock option modification charges, approximately $74,000 for compensation expense related to option acceleration, and approximately $199,000 for costs related to the severance and benefits paid to terminated employees.
      We may reduce expenses in research and development in absolute dollars over the next year as necessary to balance total expenses. There were no non-cash stock compensation charges to research and development in fiscal 2006.
      Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2006, sales and marketing expenses decreased by approximately $5.2 million when compared to fiscal 2005. The primary factor was a reduction in force of 12 headcount. The reduction decreased salaries and benefits by approximately $4.9 million and the remaining decrease is a result of reduced expenses in outside services, non-billable expenses and other related facility expenses with an aggregate total of approximately $0.3 million.
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
      We may increase our sales and marketing expenses in absolute dollars over the next year as necessary to reposition the company.
      General and Administrative and Litigation Settlement. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.
      In fiscal 2006, the expenses increased by approximately $8.5 million over fiscal year 2005 stemming from the final settlement of Patent Infringement Litigation (Legal Proceedings) to Trilogy ($7.5 million). Additional legal expenses were incurred in the amount of approximately $2.0 million over 2005 offset by reductions in other expenses during the year of approximately $1.0 million.
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
      Restructuring. In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan was initiated in the quarter ended March 31, 2001, the second plan was initiated in the quarter ended June 30, 2001 and the third plan was initiated in the quarter ended September 30, 2002.
      In January of 2005, we implemented another reduction of 34 employees. This was accounted for under Summary of Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which replaced EITF 94-3 on January 1, 2003. This reduction was in response to a decline in bookings and the need to further balance expenses due to the Company’s change in strategy. The reduced headcounts were 5, 20, 8, 1 for professional services, research and development, sales and marketing, and general and administrative areas, respectively. These reductions were offset by related severance costs of approximately $868,000 and the use of outside services and consultants to assume certain tasks and ongoing projects. The severance and employee benefits were substantially paid off by the end of the fiscal year. The savings from this reduction was approximately $3.4 million annually.
      In May 2005, we further reduced staff by a total of 42 employees, broken down to 11, 8, 12, and 11 for professional services, research and development, sales and marketing, and general and administrative, respectively. The approximate savings from this reduction was approximately $3.9 million annually.
Other Income (Expense), Net
      In December 2003, pursuant to an asset purchase agreement we sold our rights to intellectual property targeted specifically for a portion of the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and we entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000 including approximately $250,000 in bonuses and approximately $30,000 for compensation related to acceleration of stock option vesting. We recognized approximately $1.1 million in other income during fiscal 2003 related to the sale of these assets. In fiscal 2005, a penalty reserve of $95,000 associated with this sale expired without claims and the amount was released to operations.
Interest Income

	2006	Change	2005	Change	2004

	(in thousands, except percentages)
Interest Income	$2,907	54%	$1,891	16%	$1,625
      Interest income consists primarily of interest earned on cash balances, short-term and long-term investments, and stockholders’ notes receivable (which was repaid in 2004).
      Interest income increased in fiscal 2006 due to the higher rates of return than in fiscal 2005. Interest income increased in 2005 due to investment of approximately $20.0 million in higher rate instruments from cash equivalent accounts. This reinvestment accounted for the increase in interest income of proximately $266,000.
Provision (Benefit) for Income Taxes
      We recorded a tax liability of approximately $122,000 for fiscal 2006. We did record a tax benefit of approximately $117,000 in fiscal 2005 and no provision for fiscal 2004. This tax benefit is the result of a reduction in U.S. tax reserves of approximately $235,000 offset by foreign and state income tax provisions of approximately $118,000. This overall benefit is based on our current estimates of taxes due in foreign jurisdictions and nominal income tax amounts for U.S. federal and state taxes, due to our significant U.S. net operating loss carryforwards.
      The 2006, 2005 and 2004 tax provisions vary from the expected benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.
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
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, as an amendment to SFAS No. 123. SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123R will be effective for us as of the first quarter of fiscal 2007, beginning April 1, 2006. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed under SFAS 123R will be applied to stock based awards after the effective date and the impact the recognition of compensation expense related to such awards will have on its operating results.
Liquidity and Capital Resources

	2006	Change	2005	Change	2004

	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$74,005	(21)%	$93,263	(4)%	$97,303
Working capital	$73,043	(19)%	$89,879	2%	$87,701
Net cash used for operating activities	$(19,147)	—	$(19,172)	89%	$(10,167)
Net cash provided by (used for) investing activities	$4,759	(75)%	$19,243	(188)%	$(21,919)
Net cash provided by (used for) financing activities	$(2,344)	(518)%	$561	(90)%	$5,821
      Our primary sources of liquidity consisted of approximately $74.0 million in cash, cash equivalents and short-term investments as of March 31, 2006 compared to approximately $93.3 million in cash, cash equivalents and short-term investments as of March 31, 2005.
      In fiscal 2006, net cash used in operating activities of approximately $19.1 million included an operating loss of approximately $17.5 million. Adjustments for non-cash expenses for depreciation of approximately $1.1 million were offset by increases in accounts receivable of approximately $358,000, a decrease in deferred revenue of approximately $750,000, and reductions in accrued severance liabilities and sales taxes.
      The $4.8 million of cash provided by investing activities in fiscal 2006 was primarily due to net proceeds from the maturity of approximately $5.5 million of short and long-term investments and the proceeds from restricted investments in the amount of approximately $182,000 offset by the acquisition of Determine, Inc. of $892,000 and purchases of capital equipment of approximately $190,000. Net cash used in financing activities were approximately $2.3 million, attributable primarily to the purchase of treasury stock in the amount of approximately $3.1 million offset by proceeds from issuance of common stock totaling approximately $717,000.
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
      In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. The Board also dissolved the previous stock buyback program initiated in May 2003.
      During the fiscal year ended March 31, 2006, the Company repurchased approximately 1.1 million shares of its common stock at an average price of $2.75 in the open market at a cost of approximately $3.1 million net of brokerage fees. All the activity in the year ending March 31, 2006 was related to the stock buyback program approved in December 2005.
      Previously, in May 2003, the Board of Directors had approved a stock buyback program to repurchase up to $30.0 million worth of stock in the open market subject to certain criteria as determined by the Board.
      For the fiscal year ended March 31, 2005, the Company repurchased approximately 201,500 shares of its common stock at an average price of $3.96 in the open market at a cost of approximately $798,000 net of brokerage fees. During the fiscal year ended March 31, 2004, the Company repurchased 383,600 shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $1.3 million net of brokerage fees.
      We had no significant commitments for capital expenditures as of March 31, 2006. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of March 31, 2006 are adequate to fund our operations through at least March 31, 2007.
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

      Our contractual obligations and commercial commitments at March 31, 2006, are summarized as follows:

	Payments Due By Period

		Less Than	1-3	4-5	After 5
Contractual Obligations:	Total	1 Year	Years	Years	Years

	(in thousands)
Operating Leases	$9,273	$2,436	$6,837	$—	$—
      We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2006, the effects of the foreign currency fluctuations in Europe and India were insignificant.
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
      For fiscal 2006, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $60,000 (less than 0.17%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at March 31, 2006.
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

      The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of March 31, 2006:

	Maturing in Fiscal

	2006	2007	Total

	(thousands)
Auction rate preferred	$35,251	$—	$35,251
Weighted Average yield	4.64%	—	4.64%
Government agencies	19,024	1,492	20,516
Weighted Average yield	3.71%	4.66%	3.78%
Corporate notes & bonds	3,035	—	3,035
Weighted Average yield	4.13%	—	4.13%
Certificate of Deposit	4,067	1,437	5,504
Weighted Average yield	4.96%	5.86%	5.10%

Total investments	$61,377	$2,929	$64,306

Item 8.	Consolidated Financial Statements and Supplementary Data
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

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2005	2005	2005	2006

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$2,034	$1,039	$520	$838
Services	5,045	5,040	4,737	4,180

Total revenues	7,079	6,079	5,257	5,018
Cost of revenues:
License	132	206	164	123
Services	2,587	1,938	2,255	1,833

Total cost of revenues	2,719	2,144	2,419	1,956

Gross profit	4,360	3,935	2,838	3,062

Operating expenses:
Research and development	2,565	2,212	1,943	2,062
Sales and marketing	1,737	1,685	1,592	1,631
General and administrative	3,302	3,081	3,204	1,777
Litigation settlement	—	—	7,500	—

Total operating expenses	7,604	6,978	14,239	5,470

Loss from operations	(3,244)	(3,043)	(11,401)	(2,408)
Other income (expense), net	(56)	(42)	(157)	59
Interest income	601	682	804	820

Net loss before taxes	(2,699)	(2,403)	(10,754)	(1,529)
Provision (benefit) for income taxes	30	18	25	49

Net loss	$(2,729)	$(2,421)	$(10,779)	$(1,578)

Basic and diluted, net loss per share	$(0.08)	$(0.07)	$(0.33)	$(0.05)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,821	32,906	32,958	32,453

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2004	2004	2004	2005

	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$2,056	$2,276	$2,301	$2,500
Services	5,687	4,917	6,613	4,770

Total revenues	7,743	7,193	8,914	7,270
Cost of revenues:
License	199	214	217	189
Services	3,152	3,067	3,088	3,121

Total cost of revenues	3,351	3,281	3,305	3,310

Gross profit	4,392	3,912	5,609	3,960

Operating expenses:
Research and development	3,255	3,201	3,049	2,854
Sales and marketing	2,975	3,180	2,939	2,767
General and administrative	1,984	2,112	1,931	4,369

Total operating expenses	8,214	8,493	7,919	9,990

Loss from operations	(3,822)	(4,581)	(2,310)	(6,030)
Other income (expense), net	—	—	—	82
Interest income	223	515	798	355

Net loss before taxes	(3,599)	(4,066)	(1,512)	(5,593)
Provision (benefit) for income taxes	—	—	—	(117)

Net Loss	$(3,599)	$(4,066)	$(1,512)	$(5,476)

Basic and diluted, net loss per share	$(0.11)	$(0.12)	$(0.05)	$(0.17)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,516	32,564	32,450	32,751

      In the past, our quarterly operating results have varied significantly, and we expect these fluctuations to continue. Future operating results may vary depending on a number of factors, many of which are outside of our control.
      In the near term, we expect the majority of our revenue to be generated by maintenance and services from our large enterprise installed customer base, which we expect to be relatively constant during fiscal year 2007. Growth in revenue depends on market acceptance of our new generation applications and on demand offerings. Because operating expenses are relatively fixed in the short term, any shortfall in anticipated revenues could cause our quarterly operating results to fall below anticipated levels.
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
      Ernst & Young LLP (“Ernst & Young”), which had served as the independent registered public accounting firm for Selectica, Inc. (the “Company”), resigned as the Company’s independent registered public accounting firm on August 9, 2005, the filing due date of the quarterly report for the fiscal quarter ended June 30, 2005.
      The reports of Ernst & Young on the Company’s consolidated financial statements as of and for each of the fiscal years ended March 31, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
      During the fiscal years ended March 31, 2004 and 2005, and in the subsequent interim period ended August 9, 2005, there have been no disagreements (as described under Item 304(a)(1)(iv) of Regulation S-K) between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young’s satisfaction, would have caused Ernst & Young to make reference to the subject matter thereof in their report.
      Except for the material weaknesses in internal control over financial reporting described in this paragraph, during the fiscal years ended March 31, 2004 and 2005, and in the subsequent interim period ended August 9, 2005, the Company did not have any reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K. The Company and Ernst & Young reported certain material weaknesses in the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. That Annual Report stated the Company had material weaknesses in the following five areas:
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

b) Insufficient controls over the recording of expenses related to the acceleration of stock options for a former executive. The error arose because of a lack of in-depth review of the appropriate accounting treatment for this transaction. These inadequate controls resulted in an adjustment as of March 31, 2005 to decrease Additional Paid-in Capital and Sales and Marketing expense.

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
      On September 21, 2005, the Audit Committee of the Board of Directors of the Company engaged Armanino McKenna LLP (“Armanino McKenna”) as Selectica’s new independent accountant.
      During the two most recent fiscal years and the subsequent period from April 1, 2005 through September 21, 2005, neither Selectica nor, to its knowledge, anyone on its behalf consulted with Armanino McKenna regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on Selectica’s financial statements; or (iii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures
Report of Management on Internal Controls over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on management’s assessment of our internal control over financial reporting as of March 31, 2006, we have identified the following material weakness:

We had insufficient controls over the External Reporting process related to the preparation, review and approval of the annual and the interim financial statements. Specifically, we had insufficient: a) review within the accounting and finance departments; b) preparation and review of footnote disclosures accompanying our financial statements; and c) technical accounting resources. As of March 31, 2006, we did not have sufficient personnel and technical accounting expertise within our accounting function to sufficiently address complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of our operations. Although these deficiencies did not result in errors in the financial statements, there is however, more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected.
      Because of the material weakness described in the preceding paragraph, the Company has concluded that its internal control over financial reporting was not effective as of March 31, 2006.
      Our independent registered public accounting firm, Armanino McKenna LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.
Planned Remediation
      In June 2006, our management discussed the material weaknesses described above with our audit committee. The Company is implementing corrective actions that we believe will remediate the material weakness, however a material weakness may not be considered fully remediated until the instituted controls are operational for a period of time and have been tested by management.
      In the first quarter of fiscal year 2007, we are committed to hiring a sufficient number of technically qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly concluded upon. This will include preparation and review of the financial statements and related required supporting documentation.
Limitations on Effectiveness of Controls
      Selectica’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over the financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system reflects the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty and that simple error or mistakes can occur. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Date: June 13, 2006
/s/ Vincent G. Ostrosky

Vincent G. Ostrosky
President and Chief Executive Officer
/s/ Stephen Bennion

Stephen Bennion
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders,
Selectica, Inc.
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Selectica, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Selectica, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in the management’s assessment:

The Company had insufficient controls over the external reporting process related to the preparation, review and approval of annual and interim financial statements. Specifically the Company had insufficient: a) review within the accounting and finance departments; b) preparation and review of footnote disclosures accompanying our financial statements; and c) technical accounting resources. As of March 31, 2006, the Company did not have sufficient personnel and technical accounting expertise within their accounting function to sufficiently address complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of our operations. Although these deficiencies did not result in errors in the financial statements, there is however, more than a remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

      This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2006 financial statements, and this report does not affect our report dated June 12, 2006 on those financial statements.
      In our opinion, management’s assessment that Selectica, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Selectica, Inc. has not maintained effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Selectica, Inc. and our report dated June 12, 2006 expressed an unqualified opinion thereon.
/s/ ARMANINO MCKENNA LLP
San Ramon, California
June 12, 2006
Item 9B.     Other Information
      There is no disclosure to report pursuant to Item 9B.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      Information with respect to directors may be found in the section caption “Election of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Executive Officers
      Information with respect to executive officers may be found in the section caption “Executive Officers” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.
Audit Committee Financial Expert
      Information with respect to our audit committee financial expert may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.
Identification of the Audit Committee
      Information with respect to our audit committee may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information concerning compliance with beneficial ownership reporting requirements may be found in the section “Compliance with Section 16(a) of the Exchange Act” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.

Code of Ethics
      Information concerning our Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct may be found in the section “Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.

Item 11.	Executive Compensation
      Information with respect to executive officers and directors may be found in the section caption “Executive Compensation” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information with respect to this item may be found in the section caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to this item may be found in the section caption “Certain Relationships and Related Transactions” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning the fees and services of our principal accountants may be found in the section “Report of the Audit Committee of the Board of Directors” appearing in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is hereby incorporated by reference.
PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K
(a) The following documents are filed as part of this report:
(1) Financial Statements:
      The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets as of March 31, 2006 and 2005

•	Consolidated Statement of Operations for the years ended March 31, 2006, 2005, and 2004

•	Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2006, 2005, and 2004

•	Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004

•	Notes to Consolidated Financial Statements

•	Report of Successor Independent Registered Public Accounting Firm (Armanino McKenna LLP)

•	Report of Predecessor Independent Registered Public Accounting Firm (Ernst and Young LLP)

(2) Financial Statement Schedules:
      Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.
(3) Exhibits:

Exhibit
No.		Description

3	.1(1)	The Second Amended and Restated Certificate of Incorporation.
3	.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3	.3(4)	Amended and Restated Bylaws.
4	.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Form of Registrant’s Common Stock certificate.
4	.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4	.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10	.1(1)	Form of Indemnification Agreement.
10	.2(1)	1996 Stock Plan.
10	.3(4)	1999 Employee Stock Purchase Plan.
10	.4(4)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.
10	.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10	.7(1)	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.8(4)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.
10	.9(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10	.10(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10	.11(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10	.12(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10	.13(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10	.14(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10	.15(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10	.16(4)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10	.17(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.
10	.18(5)	Settlement Agreement and General Release between Registrant and David Choi, dated August 13, 2003.
10	.19(5)	Letter Agreement between Registrant and Sanjay Mittal, Dated September 22, 2003.
10	.20(7)	1999 Equity Incentive Plan Stock Option Agreement.
10	.21(7)	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

Exhibit
No.		Description

10	.22(7)	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).
10	.23(7)	Selectica UK Limited Major Account License Agreement dated December 5, 2003.
Amendment Agreement between MCI WorldCom, Limited and Selectica UK
10	.24(7)	Limited, dated December 23, 2004.
10	.25(6)	Employment Agreement between the Registrant and Vincent G. Ostrosky dated as of October 1, 2004.
21	.1(4)	Subsidiaries.
23.1		Consent of Successor Independent Accounting Firm (Armanino McKenna LLP).
23.2		Consent of Predecessor Independent Accounting Firm (Ernst and Young LLP).
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(5)	Previously filed in the Company’s report on Form 10-Q filed on November 11, 2003.

(6)	Previously filed in the Company’s report on Form 8-K filed on October 21, 2004.

(7)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(b) Exhibits.
      See (a)(3) above.
(c) Financial Statement Schedule.
      See (a)(2) above.

FINANCIAL STATEMENTS
      As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

SELECTICA, INC.
CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	March 31,

	2006	2005

	(in thousands,
	except par value)
Assets
Current assets:
Cash and cash equivalents	$12,628	$29,360
Short-term investments	61,377	63,903
Accounts receivable, net of allowance for doubtful accounts of $167 and $149, respectively	3,243	2,811
Prepaid expenses and other current assets	2,259	2,093
Investments, restricted — short term	—	182

Total current assets	79,507	98,349
Property and equipment, net	2,407	3,158
Intangible assets	516	—
Other assets	511	511
Long term investments	2,929	5,606

Total assets	$85,870	$107,624

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,651	$2,261
Accrued payroll and related liabilities	1,431	1,935
Other accrued liabilities	1,330	1,472
Deferred revenues	2,052	2,802

Total current liabilities	6,464	8,470

Other long term liabilities	1,091	1,434

Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2006 and 2005; None issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 150,000 shares at March 31, 2006 and 2005
Issued: 39,519 and 39,234 shares at March 31, 2006 and 2005, respectively
Outstanding: 31,967 and 32,796 shares at March 31, 2006 and 2005, respectively	4	4
Additional paid-in capital	293,383	292,616
Deferred compensation	(20)	(91)
Accumulated deficit	(190,136)	(172,613)
Accumulated other comprehensive income, net of taxes	(107)	(448)
Treasury stock at cost — 7,552 and 6,438 shares at March 31, 2006 and 2005, respectively	(24,809)	(21,748)

Total stockholders’ equity (deficit)	78,315	97,720

Total liabilities and stockholders’ equity (deficit)	$85,870	$107,624

See accompanying notes.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,

	2006	2005	2004

	(in thousands, except per share
	amounts)
Revenues:
License	$4,431	$9,133	$16,935
Services	19,002	21,987	23,089

Total revenues	23,433	31,120	40,024
Cost of revenues:
License	625	819	1,410
Services	8,613	12,428	16,827

Total cost of revenues	9,238	13,247	18,237

Gross profit	14,195	17,873	21,787

Operating expenses:
Research and development	8,782	12,359	13,474
Sales and marketing	6,645	11,861	14,491
General and administrative	11,364	10,396	5,385
Litigation settlement	7,500	—	—

Total operating expenses	34,291	34,616	33,350

Loss from operations	(20,096)	(16,743)	(11,563)
Other income (expense), net	(196)	82	1,092
Interest income	2,907	1,891	1,625

Loss before provision (benefit) for income taxes	(17,385)	(14,770)	(8,846)
Provision (benefit) for income taxes	122	(117)	—

Net loss	$(17,507)	$(14,653)	$(8,846)

Basic and diluted loss per share:
Basic and diluted net loss per share	$(0.53)	$(0.45)	$(0.28)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,808	32,665	31,165
See accompanying notes.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other
							Comprehensive
	Common Stock		Additional		Stockholder		Income	Treasury Stock		Total
			Paid-In	Deferred	Notes	Accumulated	(Loss), net of			Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Receivable	Deficit	taxes	Shares	Amount	Equity	Loss

	(in thousands)
Balance at March 31, 2003	36,620	$4	$284,454	$(1,869)	$(730)	$(149,114)	$7	(5,852)	$(19,672)	$113,080
Repurchase of common stock	—	—	—	—	—	—	—	(384)	(1,278)	(1,278)
Exercise of stock options by employees, net of repurchase	1,984	—	6,163	—	—	—	—	—	—	6,163
Issuance of common stock for services	2	—	9	—	—	—	—	—	—	9
Net option cancellation	—	—	(604)	604	—	—	—	—	—	—
Shares issued in connection with ESPP	94	—	206	—	—	—	—	—	—	206
Compensation expense related to acceleration of stock options for certain terminated employees	—	—	234	—	—	—	—	—	—	234
Compensation expense related to variable accounting of exercised options	—	—	149	—	—	—	—	—	—	149
Net deferred compensation related to options granted at less than FMV	—	—	—	1,107	—	—	—	—	—	1,107
Compensation expense related to modification of stock options	—	—	444	—	—	—	—	—	—	444
Exercise of warrant	31	—	—	—	—	—	—	—	—	—
Repayment of shareholders’ notes receivable	—	—	—	—	730	—	—	—	—	730
Comprehensive loss:
Other comprehensive gain, net of taxes	—	—	—	—	—	—	40	—	—	40	40
Net loss	—	—	—	—	—	(8,846)	—	—	—	(8,846)	(8,846)

Total comprehensive loss											$(8,806)

Balance at March 31, 2004	38,731	$4	$291,055	$(158)	$0	$(157,960)	$47	(6,236)	$(20,950)	$112,038
Repurchase of common stock	—	—	—	—	—	—	—	(202)	(798)	(798)
Exercise of stock options by employees, net of repurchase	389	—	1,123	—	—	—	—	—	—	1,123
Issuance of restricted common stock for services	15	—	51	(51)	—	—	—	—	—	—
Net option cancellation	—	—	13	(13)	—	—	—	—	—	—
Shares issued in connection with ESPP	99	—	237	—	—	—	—	—	—	237
Net deferred compensation related to options granted at less than FMV	—	—	—	131	—	—	—	—	—	131
Compensation expense related to modification of stock options for terminated employee	—	—	137	—	—	—	—	—	—	137
Comprehensive loss:
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(495)	—	—	(495)	(495)
Net loss	—	—	—	—	—	(14,653)	—	—	—	(14,653)	(14,653)

Total comprehensive loss											$(15,148)

Balance at March 31, 2005	39,234	$4	$292,616	$(91)	$0	$(172,613)	$(448)	(6,438)	$(21,748)	$97,720
Repurchase of common stock	—	—	—	—	—	—	—	(1,114)	(3,061)	(3,061)
Adjustment to retained earnings — prior year	—	—	—	—	—	(16)	—	—	—	(16)
Exercise of stock options by employees, net of repurchase	223	—	552	—	—	—	—	—	—	552
Net option cancellation	—	—	(15)	15	—	—	—	—	—	—
Shares issued in connection with ESPP	62	—	165	—	—	—	—	—	—	165
Net deferred compensation related to options granted at less than FMV	—	—	—	56	—	—	—	—	—	56
Compensation expense related to modification of stock options	—	—	65	—	—	—	—	—	—	65
Comprehensive loss:
Other comprehensive gain, net of taxes	—	—	—	—	—	—	341	—	—	341	341
Net loss	—	—	—	—	—	(17,507)	—	—	—	(17,507)	(17,507)

Total comprehensive loss											$(17,166)

Balance at March 31, 2006	39,519	$4	$293,383	$(20)	$0	$(190,136)	$(107)	(7,552)	$(24,809)	$78,315

See accompanying notes.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2006	2005	2004

	(in thousands)
Operating activities:
Net loss	$(17,507)	$(14,653)	$(8,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	864	1,285	2,104
Amortization	285	—	—
Gain (loss) on disposition of property and equipment	(37)	(25)	107
Amortization of deferred compensation	56	131	1,107
Issuance of common stock in exchange for services	—	—	9
Compensation expenses related to variable accounting of exercised options	—	—	149
Accelerated vesting of stock options to employees	—	16	234
Compensation expenses related to modification of options	65	121	444
Changes in assets and liabilities:
Accounts receivable (net)	(358)	(2,114)	2,788
Prepaid expenses and other current assets	(166)	504	1,266
Other assets	—	37	162
Accounts payable	(610)	1,617	(292)
Accrued payroll and related liabilities	(504)	209	(206)
Other accrued and long term liabilities	(485)	(1,345)	(464)
Deferred revenue	(750)	(4,955)	(8,729)

Net cash used for operating activities	(19,147)	(19,172)	(10,167)
Investing activities
Purchase of capital assets	(161)	(880)	(573)
Proceeds from disposition of property and equipment	86	83	16
Proceeds and investment in restricted investments	182	(2)	1,286
Purchase of short-term investments	(23,848)	(34,043)	(109,045)
Purchase of long-term investments	(56,398)	(38,502)	(77,037)
Proceeds from maturities of short-term investments	26,712	59,913	126,834
Proceeds from maturities of long-term investments	59,078	32,674	36,600
Acquisition cost paid	(892)	—	—

Net cash provided by (used for) investing activities	4,759	19,243	(21,919)
Financing activities
Purchase of treasury stock	(3,061)	(798)	(1,278)
Proceeds from stockholder notes receivable	—	—	730
Proceeds from issuance of common stock	717	1,359	6,369

Net cash provided by (used for) financing activities	(2,344)	561	5,821

Net increase (decrease) in cash and cash equivalents	(16,732)	632	(26,265)
Cash and cash equivalents at beginning of the period	29,360	28,728	54,993

Cash and cash equivalents at end of the period	$12,628	$29,360	$28,728

Supplemental disclosure of non-cash financing activities:
Deferred compensation related to cancelled stock options	$47	$201	$574
Change in unrealized gain (loss) on available for sales securities	$341	$(495)	$40
      The Company paid approximately $122,000, $172,000 and $76,000 in Income Taxes for the fiscal years ending March 31, 2006, 2005 and 2004.
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

2.	Summary of Significant Accounting Policies
     Principles of Consolidation
      The consolidated financial statements include all accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
     Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances, periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance. As of March 31, 2006, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.
     Cash Equivalents and Short-term Investments
      The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, certificates of deposits, U.S. Agency, asset backed securities and Commercial Paper. Debt securities with maturities less than one year are available-for-sale and are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded net of tax as a component of accumulated other comprehensive loss in stockholders’ equity. Fair values of cash equivalents approximated

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The investments policy limits the amount of credit exposure to any one issuer of debt securities.
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
     Accounts Receivable and Allowance for Doubtful Accounts
      The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2006, 2005, and 2004:

	Balance at	Charged		Reversal	Balance
	Beginning	Against	Amounts	Benefit to	at End of
Fiscal Year	of Period	Revenue	Written Off	Revenue	Period

	(in thousands)
2006	$149	$93	$—	$(75)	$167
2005	$115	$228	$—	$(194)	$149
2004	$741	$58	$(241)	$(443)	$115
      The Company evaluates the collectibility of its accounts receivable based on a combination of factors. When the Company believes a collectibility issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible. In making the evaluations, the Company will consider the collection history with the customer, the customer’s credit rating, communications with the customer as to reasons for the delay in payment, disputes or claims filed by the customer, warranty claims, non-responsiveness of customers to collection calls, and feedback from the responsible sales contact. In addition, the Company will also consider general economic conditions, the age of the receivable and the quality of the collection efforts.
     Property and Equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements is the shorter of the applicable lease term or estimated useful life. The estimated life for the building in Pune, India is 25 years and land is not depreciated.
     Revenue Recognition
      We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; (3) services; and (4) subscription for on-demand services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.
      For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.
      Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position 98-9 “Modifica-

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion of SOP No. 97-2 Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, the Company recognizes license revenue ratably over the applicable period. The Company recognizes license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.
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

Customer Concentrations
      A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

	Fiscal Years Ended March 31,

	2006	2005	2004

Customer A	23%	14%	20%
Customer B	22%	23%	39%
Customer C	*	12%	*
Customer D	*	11%	*

* Revenues were less than 10% of total revenues.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended
	March 31,

	2006	2005

Customer A	24%	45%
Customer B	24%	*
Customer C	11%	*
Customer D	*	26%
Customer E	*	10%

* Accounts Receivable were less than 10% of total accounts receivable.
     Warranties and Indemnifications
      The Company generally provides a warranty for its software product to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2006 and 2005. To date, the Company has not refunded any amounts in relation to the warranty.
      The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2006 and 2005.
     Advertising Expense
      The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2006, 2005 and 2004 was approximately $15,000, $18,000, and $34,000, respectively.
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
     Accumulated Other Comprehensive Income or Loss
      SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income or loss is comprised of net unrealized losses on available for sale securities of approximately $107,000 and approximately $448,000 at March 31, 2006 and

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, respectively. The Company recorded $0 in realized losses, approximately $3,000 in realized losses, and approximately $81,000 in realized gains in the years ended March 31, 2006, 2005, and 2004, respectively.
     Stock-Based Compensation
      The company accounts for its stock- based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The company accounts for stock-based awards to non-employees other than the restricted stock awards, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services”. Restricted stock awards are recorded at their fair value, based on the closing market price of the Company’s common stock on the grant date, as a component of stock-based compensation. SFAS no. 123, “Accounting for Stock-Based Compensation”, requires the Company to disclose proforma information regarding what its net income (loss) would have been if equity awards to employees had been accounted for using fair market value method of SFAS 123 rather that the intrinsic value method of APB 25.
      Proforma information regarding net loss as if the Company had accounted for its employee stock purchase during the fiscal years ended March 31, 2006, 2005, and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the fiscal years ended March 31, 2006, 2005, and 2004 with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2006	2005	2004

Risk-free interest rate	3.98%	2.64%	2.83%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	62.22%	65.93%	64.76%
Expected option life in years	1.25	1.92	1.70
Weighted average fair value at grant date	$1.32	$1.81	$1.70
      Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the fiscal years ended March 31, 2006, 2005 and 2004 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the fiscal year ended March 31, 2006, 2005 and 2004 with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2006	2005	2004

Risk-free interest rate	3.82%	3.31%	2.89%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	64.19%	68.29%	42.77%
Expected option life in years	3.90	3.85	3.86
Weighted average fair value at grant date	$1.59	$1.90	$1.68

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option.

	Fiscal Years Ended March 31,
	2006	2005	2004

	(in thousands)
Net loss, as reported	$(17,507)	$(14,653)	$(8,846)
Add: Stock based employee compensation expense included in reported net loss	121	268	1,934
Deduct: Total stock based employee compensation determined under fair value based method for all awards	(2,751)	(3,662)	(7,856)

Pro forma net loss	$(20,137)	$(18,047)	$(14,768)

Basic and diluted net loss per share, as reported	$(0.53)	$(0.45)	$(0.28)

Basic and diluted pro forma net loss per share	$(0.61)	$(0.55)	$(0.47)

     Segment Information
      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief executive officer in deciding how to allocate resources and in assessing performance. The Company primarily markets its products in the United States and Europe and operates in one business segment, in which they develop, market, sell and support software that helps companies with multiple product lines and channels of distribution to effectively configure, price, quote new business and manage the contracting process for their products and services.
      International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2006, sales to international locations were derived primarily from Canada, India, Japan, New Zealand and the United Kingdom. For the fiscal year ended March 31, 2005, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden and the United Kingdom. For the fiscal year ended March 31, 2004, sales to international locations were derived primarily from Australia, Canada, Germany, India, Japan, New Zealand and the United Kingdom.

	Fiscal Years Ended March 31,
	2006	2005	2004

International revenues	17%	33%	10%
Domestic revenues	83%	67%	90%

Total Revenues	100%	100%	100%

      For the fiscal years ended March 31, 2006 and 2004, there were no sales to a specific international customer that accounted for 10% of the total revenue. For the year ended March 31, 2005, sales to one specific international customer accounted for 12%.
      For the years ended March 31, 2006 and 2005, the Company held long-lived assets outside of the United States with a net book of approximately $1.0 million and approximately $1.2 million respectively, which were in India.
     Contract termination
      During the fiscal year ended March 31, 2004, the Company terminated a license and services contract in connection with the sale of certain intellectual property assets to Accenture. Pursuant to our agreement with that customer, the Company will retain all payments that the Company has received or is entitled to collect for

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
items and services earned before the cancellation occurred. As a result of this termination, the Company recognized revenue in the amount of cash received, for licenses and for implementation services. For the year ending March 31, 2004, the Company recognized approximately $849,000 of license revenue and approximately $964,000 of services revenue from the cancelled contract.
     Treasury Stock
      From time to time, our Board of Directors approves common stock repurchase programs allowing management to repurchase shares of our common stock in the open market. In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. The Board also dissolved the previous stock buyback program initiated in May 2003.
      During the fiscal year ended March 31, 2006, the Company repurchased approximately 1.1 million shares of its common stock at an average price of $2.75 in the open market at a cost of approximately $3.1 million net of brokerage fees. All repurchase activity in the fiscal year ending March 31, 2006 was related to the stock buyback program approved in December 2005.
      All repurchases were made in compliance with Rule 10b 5-1 under the Securities Exchange Act of 1934, as amended. The Company values the repurchased Treasury Stock at the market value of the day of the transaction. The Company has no plans to resell any of the current Treasury Stock shares held. The Company records the repurchase of Treasury Stock at cost using the par value method.
     Sale of eInsurance Assets
      In December 2003, pursuant to an asset purchase agreement the Company sold its suite of intellectual property assets targeted specifically for the health insurance market segment to Accenture Global Services, GmbH for $1.4 million. As part of the transaction, six employees accepted employment with Accenture prior to the closing, and the Company entered into a non-compete clause for five years in the market segment. The transaction expenses associated with the sale were approximately $300,000. The Company recognized approximately $1.1 million in other income for the fiscal year ended March 31, 2004.
     Concurrent Transaction
      The Company, from time to time, purchases professional services from value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the year ending March 31, 2006, the Company recognized approximately $585,000 of revenue from the value-added reseller and did not purchase any professional services from the value-added reseller. For the year ending March 31, 2005, the company recognized approximately $515,000 in license and service royalty revenue, which is net of approximately $264,000 professional services purchased by the Company. For the year ending March 31, 2004, the Company recognized approximately $871,000 in license and service royalty revenue, which is net of approximately $69,000 professional services purchased by the Company.
     Related Party Transaction and Severance Agreement
      In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service. During the fiscal year ended March 31, 2005, the Company recorded approximately $220,000 as outside services expenses in general and administration.
      In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. Since the Company believed the payment was estimatable and probable, and therefore, accrued for this amount in September 2003, as compensation expense of which approximately $93,000 was included in the cost of goods sold, approximately $231,000 was

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in research and development, approximately $52,000 as a sales and marketing expense and approximately $37,000 was included as a general and administrative expense. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation. Dr. Mittal was paid $27,950 in consulting services for fiscal year ended March 31, 2006. Dr. Mittal is a member of the Board of Directors.
     New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share Based Payment,” or SFAS 123R, which replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We plan to adopt SFAS 123R, using the modified prospective method. We will use the Black-Scholes model to determine the fair value of our share-based payments and recognize compensation on a straight-line basis over the vesting periods. We expect that the adoption of SFAS 123R will have a material adverse impact on our results of operations. However, uncertainties, including our future stock based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note Number 2 to the Consolidated Financial Statements.

3.	Cash, Cash Equivalents and Investments
      Cash, cash equivalents, short term and long-term investments consisted of the following:

	Unrealized

	Cost	Gain	Loss	Market

	(in thousands)
March 31, 2006:
Cash and cash equivalents:
Cash	$3,124	$—	$—	$3,124
Money market fund	1,720	—	—	1,720
Commercial paper	7,784	—	—	7,784

	$12,628	$—	$—	$12,628

Short-term investments:
(due in less than 12 months)
Auction rate securities	$35,251	$—	$—	$35,251
Government agencies	19,116	—	(92)	19,024
Corporate notes & bonds	3,043	—	(8)	3,035
Certificate of deposit	4,067	—	—	4,067

	$61,477	$—	$(100)	$61,377

Long-term investments:
(due in 12 to 18 months)
Government agencies	$1,499	$—	$(7)	$1,492
Certificate of deposit	1,437	—	—	1,437

	$2,936	$—	$(7)	$2,929

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized

	Cost	Gain	Loss	Market

	(in thousands)
March 31, 2005:
Cash and cash equivalents:
Cash	$3,861	$—	$—	$3,861
Money market fund	17,002	—	—	17,002
Commercial paper	8,498	—	(1)	8,497

	$29,361	$—	$(1)	$29,360

Short-term investments:
(due in less than 12 months)
Auction rate securities	$7,000	$—	$—	$7,000
Government agencies	46,517	—	(358)	46,159
Corporate notes & bonds	9,225	—	(47)	9,178
Certificate of deposit	1,566	—		1,566

	$64,308	$—	$(405)	$63,903

Long-term investments:
(due in 12 to 18 months)
Government agencies	$4,503	$—	$(42)	$4,461
Corporate notes & bonds	1,145	—	—	1,145

	$5,648	$—	$(42)	$5,606

      The fair value of cash equivalents, based on quoted market prices, is substantially equal to their carrying value as of March 31, 2006 and 2005.

4.	Property and Equipment
      Property and equipment, at cost, consist of the following:

	Fiscal Years Ended
	March 31,
	2006	2005

	(in thousands)
Computers and software	$8,380	$8,397
Furniture and equipment	2,347	2,878
Leasehold improvements	2,350	2,409
Land and building	1,097	1,118
Automobile	36	39

	14,210	14,841
Less: accumulated depreciation	(11,803)	(11,683)

Total property and equipment, net	$2,407	$3,158

      Depreciation expense related to Property and Equipment was approximately $864,000, approximately $1.3 million and approximately $2.1 million for the years ended March 31, 2006, 2005 and 2004, respectively.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions
      In May 2005, the Company entered into an agreement to purchase certain assets and products of Determine for approximately $892,000. The transaction closed in the first quarter of fiscal 2006 and has been accounted for in accordance with SFAS 141 “Business Combinations”. Determine was a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship-wide contract and relationship compliance. The addition of Determine’s software capabilities and customers will allow us to extend our offerings to include contract management solutions. The Company allocated the purchase price of the acquisition to tangible and intangible assets acquired based on several factors, including valuations, estimates and assumptions.
      The total purchase price was allocated as follows:

	Fiscal Years Ended March 31, 2006
	Amount	Amortization life

	(in thousands)	(years)
Accounts Receivable	$74	—
Fixed Assets	17	—
Intangible assets:
Developed technology	367	3
Customer relationship	338	4
Customer backlog	96	1

Total purchase price	$892

      The results of Determine’s operations effective May 3, 2005 have been included in the condensed consolidated financial statements for fiscal year 2006.
      As of March 31, 2006, the intangible assets associated with Determine are included in Other Assets as follows:

Amount

(in thousands)
Cost	$801
Accumulated amortization	(285)

Net	$516

      These intangible assets will be amortized on a straight-line basis over their estimated lives as follows:

	Fiscal Years Ended March 31,
	2007	2008	2009	2010

	(in thousands)
Amortization by fiscal year	$207	$207	$95	$7

      Amortization for the fiscal year ended March 31, 2006 was approximately $285,000.

6.	Operating Lease Commitments
      The Company leases office space and office equipment under operating lease agreements that expire at various dates through 2010. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2006, are as follows:

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Offices	Equipment	Total

	(in thousands)
2007	$2,406	$30	$2,436
2008	2,472	31	2,503
2009	2,562	16	2,578
2010	1,756	—	1,756

Total future minimum payments	$9,196	$77	$9,273

      Rental expenses for office space and equipment were approximately $2.6 million, $2.8 million, and $3.0 million for the years ended March 31, 2006, 2005 and 2004, respectively.

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
Patent Infringement
      On April 22, 2004, Trilogy Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division, alleging patent infringement against the Company. On September 2, 2004, the Company filed counter claims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of the Company’s U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,533,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling offering for sale , or importing products including configuration and ordering software.
      In January 2006, Trilogy and the Company reached a settlement resolving the patent dispute. Trilogy and the Company agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, the Company paid a one-time sum of $7.5 million to Trilogy on February 16, 2006.
     Class Action
      During 2001, a number of securities class action complaints were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and certain of the underwriters of the Company’s March 13, 2000 initial public offering (“IPO”). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters, that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
      The amended complaint alleges that the officer and director defendants, the underwriters defendants and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in the Company’s registration statement on Form S-1 filed with the SEC in March 2000 in connection with the Company’s IPO. Specifically, the complaint alleges, among other things, that the underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares of common stock issued in the Company’s IPO. The complaint further alleges that the underwriters entered into agreements with its customers in which it agreed to allocate the common stock sold in the Company’s IPO to

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain customers in exchange for which such customers agreed to purchase additional shares of the Company’s common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for the Company after the IPO, which had the effect of manipulating the market for the Company’s stock.
      During the course of pre-trial proceedings, the plaintiffs dismissed their claims against the individual defendants without prejudice in return for the individual defendants’ execution of a tolling agreement. A motion to dismiss filed by the Company was denied by the Court on November 19, 2003.
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
      The settling parties presented the proposed Settlement papers to the Court and filed formal motions seeking preliminary approval. The underwriter defendants, who are not parties to the proposed Settlement, filed objections to the Settlement. On February 15, 2005, the Court granted preliminary approval of the Settlement conditioned on the agreement of the parties to narrow one of a number of the provisions intended to protect the issuers against possible future claims by the underwriters. The Company re-approved the Settlement with the proposed modifications that were outlined by the Court in its February 15, 2005 Order granting preliminary approval. Approval of any settlement involves a three-step process in the district court: (i) a preliminary approval, (ii) determination of the appropriate notice of the settlement to be provided to the settlement class, and (iii) a final fairness hearing.
      On August 31, 2005, the Court entered a preliminary order approving the modifications to the Settlement and certifying the settlement classes. The Court also ordered that the mailing of the notices of pendency and proposed settlement of the class actions be completed by January 15, 2006. The deadline for class members to request exclusion from the settlement classes was March 24, 2006.
      As part of the Settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). To preserve these claims while the proposed Settlement was pending the Court’s final approval, the settling issuers sought tolling agreements from the underwriters. In the event that an underwriting defendant would not enter a tolling agreement, under the terms of the proposed Settlement agreement, the settling issuer conditionally assigned the claims to a litigation trustee. Before the expiration of any relevant statutes of limitations, the litigation trustee filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. All of the Company’s underwriters entered into tolling agreements. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the other issuers’ underwriters that had not entered into tolling agreements on statute of limitations grounds. After the Court’s ruling, two of the Company’s underwriters terminated their tolling agreements. Accordingly, the Company conditionally assigned their Assigned Claims to the litigation trustee. Because the Assigned Claims were part of the consideration contemplated under the Settlement, it is unclear how the Court’s February 24, 2006 decision will impact the Settlement and the Court’s final approval of it.
      On April 24, 2006, the Court held a hearing in connection with a motion for final approval of the proposed Settlement. The Court did not rule on the fairness of the Settlement at the hearing. It is uncertain when the Court will issue a ruling. Despite the preliminary approval of the Settlement, there can be no assurance that the Court will provide final approval of the Settlement.
      In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and underwriters (“focus cases”). The Company is not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have appealed that decision to the United States Court of Appeals for the Second Circuit. The Court heard oral argument on June 6, 2006 and took it under submission. It is uncertain when the Court of Appeals will rule on the appeal.
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

8.	Stockholders’ Equity (Deficit)

Common Stock Reserved for Future Issuance
      At March 31, 2006, common stock reserved for future issuance was as follows:

(in thousands)
Stock option plans:
Outstanding	6,929
Reserved for future grants	8,432
Employee Stock Purchase Plan	2,402

Total common stock reserved for future issuance	17,763

Preferred Stock
      The Company’s Certificate of Incorporation was amended to authorize 25 million shares of preferred stock at a par value of $0.0001 per share upon reincorporation in Delaware in January 2000. There was no preferred stock issued and outstanding at March 31, 2006 and 2005.
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

Stock Issued for Services
      Under the terms of the Company’s 1996 Stock Plan, the Company may issue shares of common stock in exchange for services.
      During 2005, the Company awarded 15,000 shares of restricted stock to the new CEO and recorded a compensation charge of approximately $51,000. In addition, the Company granted severance awards to certain terminated employees, which modified the terms of their stock options and resulted in the Company recording approximately $137,000 of a stock compensation charge.
      During fiscal year 2004, the Company issued 2,000 shares of common stock at a weighted average value of $4.32 in exchange for services provided by the professional services organization and recorded a stock compensation charge of approximately $9,000.

Deferred Compensation
      The Company recorded deferred stock compensation expenses in connection with certain stock options to employees representing the difference between the fair market value of the stock at the grant date and the

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercise price, as prescribed in APB 25. Deferred compensation amounts are included as a reduction in stockholders’ equity. Deferred compensation related to these grants is being amortized by charges to operations over the vesting periods of the related stock options.
      During fiscal 2006, the Company recorded the amortization of deferred compensation of approximately $56,000, of which approximately $52,000 was charged to general and administrative expense and $4,000 to sales and marketing expense.
      During the fiscal year ended March 31, 2005, the Company recorded amortization of deferred compensation of approximately $131,000, which was included in the cost of sales. During the fiscal year ended March 31, 2004, the Company recorded amortization of deferred compensation of approximately $1.1 million of which approximately $437,000 was included in cost of sales, approximately $166,000 was included in research and development, approximately $348,000 was included in sales and marketing expense and approximately $166,000 was included in general and administrative expense.

Stock Repurchase
      In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. The Board also dissolved the previous stock buyback program initiated in May 2003.
      During the fiscal year ended March 31, 2006, the Company repurchased approximately 1.1 million shares of its common stock at an average price of $2.75 in the open market at a cost of approximately $3.1 million net of brokerage fees. All repurchase activity in the fiscal year ending March 31, 2006 was related to the stock buyback program approved in December 2005.
      Previously, in May 2003, the Board of Directors had approved a stock buyback program to repurchase up to $30.0 million worth of stock in the open market subject to certain criteria as determined by the Board.
      For the fiscal year ended March 31, 2005, the Company repurchased approximately 201,500 shares of its common stock at an average price of $3.96 in the open market at a cost of approximately $798,000 net of brokerage fees. During the fiscal year ended March 31, 2004, the Company repurchased 383,600 shares of its common stock at an average price of $3.33 in the open market at a cost of approximately $1.3 million net of brokerage fees.

Dividend Distribution of Preferred Stock Purchase Rights
      On February 4, 2003, the Board of Directors declared a dividend distribution of one preferred share purchase right on each outstanding share of its common stock. Each right will initially entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company, at an initial exercise price of $18.00, in the event the rights become exercisable. In general, the rights will become exercisable if a person or group becomes the beneficial owner of 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the outstanding common stock. The Board of Directors will in general be entitled to redeem the rights at $0.0001 per right at any time before either of these events occurs. In the event that the rights become exercisable, each right will entitle its holder to purchase, at the rights exercise price, a number of common stock or equivalent securities having a market value at that time of twice the rights exercise price. Rights held by the triggering person will become void and will not be exercisable to purchase shares at the reduced purchase price. The rights expire in ten years.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock Option Plans — Not Required to be Approved by Stockholders

Officer Option Agreement
      On March 9, 2000, the Company entered into a stock option agreement with an optionee that granted the optionee a nonstatutory stock option for 50,000 shares of the Company’s common stock at an exercise price per share of $25.50. The option is immediately exercisable but any shares that remain unvested at service termination are subject to the Company’s repurchase right. 1/48th of the shares subject to the option vest (and the corresponding repurchase right lapses) upon the completion of each month of service after the vesting commencement date of March 9, 2000. The exercise price of the option may be paid with: cash, outstanding shares of common stock, and the cashless exercise method through a designated broker, a pledge of shares to a broker or promissory note. If a change in control occurs, the shares subject to the option will become fully vested if the Company’s repurchase right is not assigned to the entity employing the optionee after the change in control or to its parent or subsidiary. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation or a sale of all or substantially all of the assets. If a merger or other reorganization occurs, the agreement of merger or reorganization may provide that the surviving corporation or its parent shall substitute its own option for the option, the option shall be continued by the Company if it is the surviving corporation or the option shall be

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cancelled for a cash payment. The option expires 10 years after the option grant date but will expire earlier if there is a termination of service of the optionee.

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
      The Compensation Committee of the Board of Directors administers the Supplemental Plan and has complete discretion to make all decisions relating to the interpretation and operation of the Supplemental Plan. The Compensation Committee has the discretion to determine which eligible persons are to receive an award, and to determine the type, number, vesting requirements and other features and conditions of each award. The exercise price of options may be paid with: cash, outstanding shares of common stock, and the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. The purchase price for newly issued restricted shares may be paid with: cash, a promissory note or the rendering of past or future services. The Compensation Committee may reprice options and may modify, extend or assume outstanding options. The Compensation Committee may accept the cancellation of outstanding options in return for the grant of new options. The new option may have the same or a different number of shares and the same or a different exercise price. If a merger or other reorganization occurs, the agreement of merger or reorganization shall provide that outstanding options and other awards under the Supplemental Plan shall be assumed or substituted with comparable awards by the surviving corporation or its parent or subsidiary, shall be continued by the Company if it is the surviving corporation, shall have accelerated vesting and then expire early or shall be cancelled for a cash payment. If a change in control occurs, awards will become fully exercisable and fully vested if the awards do not remain outstanding, are not assumed by the surviving corporation or its parent or subsidiary and if the surviving corporation or its parent or subsidiary does not substitute its own awards that have substantially the same terms for the awards granted under the Supplemental Plan. If a change in control occurs and a plan participant is involuntarily terminated within 12 months following this change in control, then the vesting of awards held by the participant will accelerate, as if the participant provided another 12 months of service. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation, a sale of all or substantially all of the assets, a proxy contest that results in replacement of more than one-half of the directors over a 24-month period or an acquisition of 50% or more of the outstanding stock by a person other than a person related to the Company, including a corporation owned by the stockholders. The Board of Directors may amend or terminate the Supplemental Plan at any time. The Supplemental Plan will continue in effect indefinitely unless the Board of Directors decides to terminate the plan earlier.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity under all stock option plans is as follows:

		Options Outstanding

	Shares			Weighted-
	Available for	Number of		Average
	Grant	Shares	Exercise Price	Exercise Price

	(in thousands except for per share amount)
Balance at March 31, 2003	3,768	8,550	$0.20 – $63.48	$5.13
Increase in shares reserved	1,571	—
Options granted	(2,289)	2,289	$2.35 – $5.30	$4.46
Options exercised	—	(1,984)	$0.20 – $4.38	$3.11
Options cancelled	1,750	(1,841)	$1.25 – $63.48	$6.82

Balance at March 31, 2004	4,800	7,014	$0.20 – $63.48	$5.62
Increase in shares reserved	1,635	—
CEO compensation plan	990	—
Options granted	(3,615)	3,615	$3.13 – $5.38	$3.56
Options exercised	—	(397)	$0.20 – $4.24	$2.87
Options cancelled	1,777	(1,777)	$1.99 – $63.48	$6.49
Awards issued	—	(15)	$3.40 – $3.40	$3.40

Balance at March 31, 2005	5,587	8,440	$0.50 – $63.48	$4.17
Increase in shares reserved	1,649	—
Options granted	(1,390)	1,390	$2.52 – $3.44	$3.11
Options exercised	—	(223)	$2.68 – $3.58	$2.94
Options cancelled	2,678	(2,678)	$2.23 – 63.48	$5.02
Options expired	(92)	—

Balance at March 31, 2006	8,432	6,929	$0.50 – $63.48	$3.92

	Options Outstanding			Options Vested

		Weighted-
	Number of	Average			Weighted-
	Outstanding	Remaining			Average
Range of	Shares as of	Contractual	Range of	Options Vested at	Exercise
Exercise Prices	March 31, 2006	Life	Exercise Prices	March 31, 2006	Price

	(in thousands except for per share amount)
$ 0.50 – $2.56	1,458	6.29	$0.50 – $2.56	1,423	$2.50
$ 2.65 – $3.28	1,333	8.67	$2.65 – $3.28	257	$2.91
$ 3.39 – $3.40	2,481	8.78	$3.39 – $3.40	864	$3.40
$ 3.44 – $4.32	1,188	6.28	$3.44 – $4.32	1,115	$4.04
$4.38 – $63.48	469	6.53	$4.38 – $63.48	377	$10.79

$0.50 – $63.48	6,929	7.66	$0.50 – $63.48	4,036	$3.92

	Fiscal Years Ended March 31,
	2006	2005	2004

Weighted average options with strike price below FMV	—	$2.79	$2.08
Weighted average options with strike price at FMV	$1.59	$1.88	$1.65
Weighted average options with strike price above FMV	—	—	—

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Compensation Plan Information
      The table below demonstrates the number of options issued and the number of options available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2006:

		Weighted-Average	Number of Securities
	Number of Securities to	Exercise Price of	Remaining Available
	be Issued upon Exercise	Outstanding	for Future Issuance
	of Outstanding Options,	Options and	Under Equity
	and Rights	Rights	Compensation Plans

	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	682	$4.50	924
1999 Equity Incentive Plan	4,386	$3.59	6,533	(1)
1999 Employee Stock Purchase Plan	—	$2.68	2,402	(2)
Plans Not Required to be Approved by Stockholders
Officer Option Agreement	990	$3.40	—
2001 Supplemental Plan	871	$3.80	975

Total	6,929		10,834

(1)	On each January 1 the number of shares reserved for issuance is automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million shares.

(2)	On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.
      All vested shares granted under all Plans are exercisable; however, shares exercised but not vested under the 1996 Stock Plan are subject to repurchase.

9.	Computation of Basic and Diluted Net Loss Per Share
      Basic and diluted net loss per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.
      The following table presents the computation of basic and diluted net loss per share:

	Fiscal Years Ended March 31,
	2006	2005	2004

	(in thousands, except per share amounts)
Net loss	$(17,507)	$(14,653)	$(8,846)

Basic and diluted:
Weighted-average shares of common stock outstanding	32,808	32,665	31,177
Less weighted-average shares subject to repurchase	—	—	(12)

Weighted-average shares used in computing basic and diluted net loss per share	32,808	32,665	31,165

Basic and diluted net loss per share	$(0.53)	$(0.45)	$(0.28)

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2006	2005	2004

	(in thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	5,138	6,493	589
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	1,791	1,947	6,425

Total common stock equivalents excluded from diluted net loss per common share	6,929	8,440	7,014

10.	Income Taxes
      The provision for income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2006	2005	2004

	(in thousands)
Domestic Pre-tax Loss	$(19,453)	$(15,628)	$(7,380)
Foreign Pre-tax Income (Loss)	2,068	858	(1,466)

Total Pre-tax Loss	$(17,385)	$(14,770)	$(8,846)

	Fiscal Years Ended March 31,
	2006	2005	2004

	(in thousands)
Federal tax at statutory rate	$(6,085)	$(5,170)	$(3,096)
Computed state tax	(715)	70	50
Computed foreign tax	(735)	57	240
Losses not benefited	7,590	5,165	2,861
Deferred compensation expense	112	52	511
Change in tax reserve	—	(235)	(240)
Non-deductible expenses	63	4	29
Research and development tax credits	(108)	(60)	(355)

Income tax provision (benefit)	$122	$(117)	$—

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,
	2005	2004	2003

	(in thousands)
Current:
US	$46	$(114)	$—
Foreign	76	(3)	—

Income tax benefit	122	(117)	—

Deferred:
Federal	—	—	—
State	—	—	—

Income tax provision (benefit)	$122	$(117)	$—

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
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Fiscal Years Ended March 31,
	2006	2005	2004

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$62,862	$56,325	$47,043
Tax credit carryforwards	5,784	5,418	4,766
Deferred revenue	343	767	618
Other	4,081	4,067	4,316

Total net deferred tax asset	73,070	66,577	56,743
Valuation allowance	(73,070)	(66,577)	(56,743)

Net deferred tax assets	$—	$—	$—

      Realization of deferred tax assets is dependent upon the timing and amount of future earnings, if any, which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance increased by $6.5 million, $9.8 million, and $4.2 million during 2006, 2005, and 2004, respectively.
      As of March 31, 2006, the Company had federal, state and foreign operating loss carryforwards of approximately $163.4 million, $68.6 million and $8.9 million, respectively. As of March 31, 2006, the Company also had federal and state research and development tax credit carryforwards of $3.1 and $3.8 million, respectively.
      The federal net operating loss and credit carryforwards expire at various dates through 2025, if not utilized. The state net operating loss carryforwards expire at various dates through 2016, if not utilized. The state tax credit carryforwards have no expiration date. Of the foreign net operating loss carryforwards, approximately $7.4 million relate to the U.K. and approximately $1.5 million relate to Canada. The U.K. net operating loss carryforwards have no expiration date and may be carried forward indefinitely, subject to certain restrictions. The Canadian net operating loss carryforwards expire at various dates through 2015, if not utilized.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

11.	Benefit Plan
      Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2006, 2005, and 2004. Administrative expenses relating to the 401(k) Plan are insignificant.

12.	Restructuring
      In the quarter ended March 31, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. The restructuring costs were accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” and were charged to operations when the criteria in EITF 94-3 were met. The first plan (“Plan 1” from the table below) was initiated in the quarter ended March 31, 2001, the second plan (“Plan 2”) was initiated in the quarter ended June 30, 2001 and the third plan (“Plan 3”) was initiated in the quarter ended September 30, 2002.
      In January 2005, the Company further reduced headcount by 34 employees under Plan 4. This was accounted for under Summary of Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit an Activities”, which replaced EITF 94-3 on January 1, 2003. The Company made these reductions in an effort to reduce costs in response to continued decline in bookings and economic conditions. The headcount reductions were 5 in professional services, 20 in research and development, 8 in sales and marketing, and 1 in general administration. These headcount reductions resulted in severance and other benefits of approximately $929,000.
      During the fiscal year 2006, the Company further reduced headcount by 42 employees under Plan 5 which was accounted for under SFAS 146. To continue the effort of the Company to reduce costs was necessary due to prevailing level of bookings and economic conditions. The following areas in employee reduction were 11 in general and administrative, 12 in sales and marketing, 8 in research and development and 11 in professional service. These headcount reductions resulted in a charge for severance and other benefits of approximately $824,000 in fiscal year 2006.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the accrued restructuring balances related to all of the plans described above was as follows:

(in thousands)
Charge for the fiscal year ended March 31, 2001 — Plan 1	$667
Payments for the fiscal year ended March 31, 2001 — Plan 1	(317)

Accrual balance, March 31, 2001	350
Charge for the fiscal year ended March 31, 2002 — Plan 2	1,759
Payments for the fiscal year ended March 31, 2002 — Plan 1	(350)
Payments for the fiscal year ended March 31, 2002 — Plan 2	(1,577)

Accrual balance, March 31, 2002	182
Charge for the fiscal year ended March 31, 2003 — Plan 3	1,760
Payments for the fiscal year ended March 31, 2003 — Plan 2	(182)
Stock based compensation for the fiscal year ended March 21, 2003 — Plan 3	(249)
Payments for the fiscal year ended March 31, 2003 — Plan 3	(1,247)

Accrual balance, March 31, 2003	264
Payments for the fiscal year ended March 31, 2004 — Plan 3	(198)
Reversal of expense for the fiscal year ended March 31, 2004 — Plan 3	(66)

Accrual balance, March 31, 2004	—
Charge for the fiscal year ended March 31, 2005 — Plan 4	929
Payments for the fiscal year March 31, 2005 — Plan 4	(891)

Accrual balance, March 31, 2005	38
Payments for the year March 31, 2006 — Plan 4	(38)
Charge for the fiscal year ended March 31, 2006 — Plan 5	824
Payments for the year March 31, 2006 — Plan 5	(824)

Accrual Balance, March 31, 2006	$—

REPORT OF ARMANINO MCKENNA LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
The Board of Directors and Stockholders
Selectica, Inc.
      We have audited the accompanying consolidated balance sheet of Selectica, Inc. as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements and schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica, Inc. at March 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selectica, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 12, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Armanino McKenna LLP
San Ramon, California
June 12, 2006

REPORT OF ERNST & YOUNG, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Selectica, Inc.
      We have audited the accompanying consolidated balance sheets of Selectica, Inc. as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica Inc. at March 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Jose, California
June 24, 2005

Schedule II. Valuation and Qualifying Accounts
Accounts Receivable and Allowance for Doubtful Accounts
      The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2006, 2005, and 2004:

	Balance at	Charged		Reversal	Balance
	Beginning	against	Amounts	Benefit to	at End of
Fiscal Year	of Period	Revenue	Written Off	Revenue	Period

	(in thousands)
2006	$149	$93	$—	$(75)	$167
2005	$115	$228	$—	$(194)	$149
2004	$741	$58	$(241)	$(443)	$115

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of June 2006.

SELECTICA, INC.
Registrant

/s/ Vincent G. Ostrosky

Vincent G. Ostrosky
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ Vincent G. Ostrosky Vincent G. Ostrosky	President and Chief Executive Officer	June 13, 2006

Principal Financial Officer and Principal Accounting Officer:

/s/ Stephen Bennion Stephen Bennion	Chief Financial Officer	June 13, 2006
Directors:

/s/ Jamie Arnold Jamie Arnold	Director	June 13, 2006

/s/ John Fisher John Fisher	Director	June 13, 2006

/s/ Brenda Zawatski Brenda Zawatski	Director	June 13, 2006

/s/ Sanjay Mittal Sanjay Mittal	Director	June 13, 2006

/s/ Thomas Neustaetter Thomas Neustaetter	Director	June 13, 2006

/s/ Vincent Ostrosky Vincent Ostrosky	Director	June 13, 2006

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	The Second Amended and Restated Certificate of Incorporation.
3	.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3	.3(4)	Amended and Restated Bylaws.
4	.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4	.2(1)	Form of Registrant’s Common Stock certificate.
4	.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4	.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
10	.1(1)	Form of Indemnification Agreement.
10	.2(1)	1996 Stock Plan.
10	.3(4)	1999 Employee Stock Purchase Plan.
10	.4(4)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.
10	.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10	.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10	.7(1)	Lease between John Arrillaga Survivors Trust and Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, Dated October 1, 1999.
10	.8(4)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.
10	.9(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10	.10(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, Dated December 11, 2002.
10	.11(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10	.12(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10	.13(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10	.14(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10	.15(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10	.16(4)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10	.17(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.
10	.18(5)	Settlement Agreement and General Release between Registrant and David Choi, dated August 13, 2003.
10	.19(5)	Letter Agreement between Registrant and Sanjay Mittal, dated September 22, 2003.
10	.20(7)	1999 Equity Incentive Plan Stock Option Agreement.
10	.21(7)	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).
10	.22(7)	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).
10	.23(7)	Selectica UK Limited Major Account License Agreement dated December 5, 2003.
10	.24(7)	Amendment Agreement between MCI WorldCom, Limited and Selectica UK Limited, dated December 23, 2004.

Exhibit
No.		Description

10	.25(6)	Employment Agreement between the Registrant and Vincent G. Ostrosky dated as of October 1, 2004.
21	.1(4)	Subsidiaries.
23.1		Consent of Successor Independent Accounting Firm (Armanino McKenna LLP).
23.2		Consent of Predecessor Independent Accounting Firm (Ernst and Young LLP).
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(5)	Previously filed in the Company’s report on Form 10-Q filed on November 11, 2003.

(6)	Previously filed in the Company’s report on Form 8-K filed on October 21, 2004.

(7)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.