Form 10-K/A
period 2006-03-31
SELECTICA INC
filed 2006-07-28
CIK 1090908

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
Registrant’s telephone number, including area code: (408) 570-9700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant was $73,029,655.50 based upon the closing price on the NASDAQ on the last business day of the registrant’s most recently completed first fiscal quarter (June 30, 2006).
The number of shares outstanding of the registrant’s common stock as of June 30, 2006 was 30,820,060.

FORM 10-K/A

EXPLANATORY NOTE
     This Amendment No. 1 to the Company’s annual report on Form 10-K for the year ended March 31, 2006, which was originally filed with the Securities and Exchange Commission on June 14, 2006, is being filed solely to include responses to the items required by Part III, which were originally expected to be incorporated by reference to the Company’s definitive Proxy Statement to be delivered to its stockholders in connection with its 2006 Annual Meeting of Stockholders.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
     Set forth below is information regarding the directors of the Company, including their ages as of June 30, 2006, the periods during which they have served as directors, and information furnished by them as to their principal occupations and directorships held by them in corporations whose shares are publicly registered.

			Positions and Offices
Director	Age	Year Term Expires	Held with the Company
James Arnold, Jr.(1)(2)(3)	49	2007	Director
John Fisher(1)(2)	47	2006	Director
Thomas Neustaetter(1)(2)(3)	54	2008	Director
Vincent Ostrosky	45	2007	Chairman of the Board, President and Chief Executive Officer
Brenda Zawatski	45	2006	Director

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Nominating Committee
     James Arnold, Jr. has served as chairman and financial expert of Selectica’s audit committee since 2003. Mr. Arnold has served as the Senior Vice-President and Chief Financial Officer of Nuance Communications since 2004. Prior to joining Nuance Communications, Mr. Arnold served as Corporate Vice President and Corporate Controller of Cadence Design Systems. Prior to joining Cadence, Mr. Arnold held a number of senior finance positions, including Chief Financial Officer, at Informix Corp. — now known as Ascential Software Corporation. From 1995 to 1997, Mr. Arnold served as Corporate Controller for Centura Software Corporation. Mr. Arnold worked in public accounting at Price Waterhouse LLP from 1983 to 1995, where he provided consulting and auditing services to companies in a broad array of industries including software, semiconductors, oil exploration & production, and banking. Mr. Arnold received a bachelor’s degree in finance from Delta State University in Cleveland, Mississippi and an M.B.A. from Loyola University in New Orleans, Louisiana.
     John Fisher has served as a director since July 1997. Since 1991, Mr. Fisher has served as a Managing Director of Draper Fisher Jurvetson, a venture capital firm. Mr. Fisher also serves on the boards of directors of ContextWeb, CMI Marketing, Hands-On Mobile, Raydiance and Visto Corporation. Mr. Fisher received his B.A., Magna Cum Laude, in History of Science and his M.B.A. from Harvard University.
     Thomas Neustaetter has served as a director since July 1999. Since March 1999, Mr. Neustaetter has been a Partner of JK&B Capital. Prior to joining JK&B Capital, Mr. Neustaetter was a Partner of the Chatterjee Group, an affiliate of Soros Fund Management, from January 1996 to February 1999. Mr. Neustaetter serves on the boards of directors of Cambia Security, Instantis, XOSoft, Intacct, ColdSpark, Cenzik and Facetime Communications. Mr. Neustaetter earned his B.A. Phi Beta Kappa in Philosophy from the University of California, Berkeley, and his M.B.A. and M.S. in Information Science from University of California, Los Angeles.

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
     Brenda Zawatski is currently the Senior Vice President of sales and marketing for Pillar Data Systems. In her current position, Ms. Zawatski, who brings more than 20 years of storage industry experience, is responsible for all aspects of worldwide sales and marketing. Prior to joining Pillar, Ms. Zawatski was the Vice President of sales and General Manager of Information Lifecycle Management Solutions at StorageTek, a $500 million business where she was responsible for strategic messaging and campaigns for all products, solutions and acquisitions for the ILMS customer-driven business unit. Previously, Ms. Zawatski served as Vice President of Product and Solutions Marketing for VERITAS Software, a $1.5 billion company where her primary role was to direct the company’s business and marketing strategy. This included product and solutions, market/customer segmentation, marketing campaigns, product launches and all marketing content in support of the sales organization and external communications. Prior to her move to VERITAS, Ms. Zawatski held significant roles at IBM as vice president, Tivoli Storage Software; vice president, Removable Media Storage Solutions; and director of S/390 Enterprise Systems. Ms. Zawatski holds a bachelor’s of science degree in Accounting and Computer Science from Penn State University.
Non-Director Executive Officers
     Our non-director executive officers and key employees and their ages as of June 30, 2006, are as follows:

Name	Age	Position
Stephen Bennion	59	Executive Vice President and Chief Financial Officer
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
Audit Committee
     During the fiscal year ended March 31, 2006, the Audit Committee of the Board of Directors (the “Audit Committee”) held six (6) meetings. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. During the fiscal year ended March 31, 2006, the members of the Audit Committee were Messrs. Arnold, Fisher, Lyons1 and Neustaetter.
     The Board amended and restated the Audit Committee’s written charter on January 21, 2004. A copy of the Audit Committee’s charter is available on the Company’s website at

[1]	Resigned from the Board of Directors and the Audit Committee on November 3, 2005.

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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and person who own more than 10% percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of the Reporting Persons’ Section 16(a) reports or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 2006, all Reporting Persons complied with all applicable filing requirements, except that Ms. Zawatski filed one late report on Form 5 relating to her initial director option grant.

Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct
     The Board of Directors has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct applicable to all directors, officers and employees of the Company as required by applicable securities laws, rules of the Securities and Exchange Commission, and the listing standards of the NASDAQ Stock Market, Inc. The Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct can be found on our website, www.selectica.com/company/code-of-conduct.html.
ITEM 11. EXECUTIVE COMPENSATION
     The following Summary Compensation Table sets forth information concerning compensation earned during the fiscal years ended March 31, 2006, 2005 and 2004 by (i) the Company’s Chief Executive Officer and (ii) the one other executive officer who was serving as an executive officer of the Company during the fiscal year that ended March 31, 2006, whose total salary and bonus for services rendered in all capacities to the Company exceeded $100,000 during the fiscal year ended March 31, 2006 (collectively, the “Named Officers”).
Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards
							Securities
Name and Principal Position	Fiscal				Other Annual	Restricted Stock	Underlying	All Other
	Year	Salary($)	Bonus ($)		Compensation ($)	Awards ($)	Options (#)	Compensation($)
Stephen Bennion (1)	2006	286,000	—		—	—	—	1,067	(2)

Executive Vice President	2005	257,227	—		—	—	250,000	—

and Chief Financial Officer	2004	250,000	222,511		—	—	—	—

Vincent Ostrosky (3)	2006	400,000	150,000	(4)	—	—	—	55,387	(5)(6)

Chairman, President and	2005	178,333	200,000		28,523 (7)	51,000 (8)	1,650,000	1,175	(6)

Chief Executive Officer	2004	—	—		—	—	—	—

(1)	Served as President and Chief Executive Officer (Interim) from September 2003 to October 2004.

(2)	Represents premiums on term life insurance maintained by the Company for Mr. Bennion’s benefit.

(3)	Commenced serving as Chairman, President and Chief Executive Officer in October 2004.

(4)	Represents amount of bonus required to be paid by the Company to Mr. Ostrosky pursuant to Mr Ostrosky’s Employment Agreement.

(5)	Represents amounts reimbursed pursuant to Mr. Ostrosky’s Employment Agreement for his commuting and living expenses.

(6)	Represents premiums on term life insurance maintained by the Company for Mr. Ostrosky’s benefit pursuant to his Employment Agreement.

(7)	Represents amounts reimbursed pursuant to Mr. Ostrosky’s Employment Agreement for the payment of taxes with respect to his restricted stock award.

(8)	The amount of $51,000 represents a grant of 15,000 restricted shares of the Company’s Common Stock awarded to Mr. Ostrosky pursuant to his Employment Agreement. All of the shares vested when he completed one year of service with the Company. The shares have the same dividend rights as other shares of the Company’s Common Stock.

Options Granted in Last Fiscal Year
     No options were granted to Named Officers during the fiscal year ended March 31, 2006.
Fiscal Year End Option Values
     No options were exercised by either of the Named Officers during fiscal 2006. The following table sets forth information concerning the year-end number and value of unexercised options with respect to each Named Officer. No stock appreciation rights were granted or exercised by the Named Officers or were outstanding during fiscal 2006.

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-
	Options at Fiscal Year-End		The-Money Options at Fiscal
	(#)		Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Stephen Bennion	572,916	177,084	132,000	0
Vincent Ostrosky	599,375	1,065,625	0	0

(1)	Based on the fair market value of the Company’s Common Stock on March 31, 2006 ($2.94 per share), which is the closing price on March 31, 2006 on the Nasdaq Stock Market.
Director Compensation
     Except for grants of stock options, directors of the Company generally do not receive compensation for services provided as a director. The Company also does not pay compensation for committee participation or special assignments of the Board of Directors, except that Mr. Arnold receives $10,000 annually for his services as Audit Committee Chairman.
     Non-employee Board members are eligible for option grants under the Company’s 1999 Equity Incentive Plan under the automatic option grant program. Each individual who first becomes a non-employee Board member after December 11, 2002 will be granted an option (“Initial Option”) to purchase 50,000 shares of the Company’s Common Stock on the date such individual joins the Board. The Initial Option becomes vested as to 25% of the option shares upon the completion of 12 months of service and as to 1/48 of the option shares upon the completion of each month of service thereafter. In addition, at each Annual Meeting of Stockholders, each non-employee director who will continue to be a director after such Annual Meeting will receive an additional option (“Annual Option”) to purchase 12,500 shares of Common Stock. The Annual Option becomes fully vested upon the completion of 12 months of service from the grant date. Each director who received an Initial Option will first be eligible to receive an Annual Option in the calendar year after the calendar year in which the director received the Initial Option. The exercise price for each option grant will be equal to the fair market value per share of Common Stock on the option grant date. If there is a change in control or a termination as a result of death, disability or retirement after reaching age 65, the Initial Options and Annual Options will become fully vested. Pursuant to the terms of the automatic option grant program under the Company’s 1999 Equity Incentive Plan, Messrs. Arnold, Fisher, and Neustaetter and Ms. Zawatski will each receive an option to purchase 12,500 shares of Common Stock in connection with the 2006 Annual Meeting.
     All directors are also eligible to receive options and be issued shares of Common Stock directly under the 1999 Equity Incentive Plan, outside of the automatic option grant program, and directors who are employees of the Company are also eligible to participate in the Company’s 1999 Employee Stock Purchase Plan.
Employment Contracts, Termination of Employment and Change in Control Arrangements
     Under his employment agreement, dated October 1, 2004, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors, Vincent Ostrosky, receives an annual base salary of at least $400,000. For fiscal years following fiscal year 2005, Mr. Ostrosky is eligible to receive an annual incentive bonus with a target amount equal to 75% of his annual base salary (not to exceed 150% of his annual base salary) based on achievement of objective or subjective criteria established by the Company’s Compensation Committee. The Company granted Mr. Ostrosky stock options covering 1,650,000 shares of the Company’s common stock, which become exercisable for 1/48th of the total number shares as Mr. Ostrosky completes each month of employment. Immediately before the closing date of a change in control, Mr. Ostrosky will become vested in 50% of the unvested option shares and, if he experiences an involuntary termination within 24 months following a change in control, he will become vested in all of the unvested option shares. In connection with a change in control, if his options are not continued, assumed or substituted with substantially similar options, such options will be cancelled and Mr. Ostrosky will receive a cash payment equal to the excess of the fair market value of the shares subject to his options as of the closing date of the change in control over their exercise price. Mr. Ostrosky’s employment agreement provides for “at will” employment. If Mr. Ostrosky experiences an involuntary termination and he signs a release of claims, for 24 months following his termination date, the Company will continue to pay Mr. Ostrosky his then base salary and for 12 months following his termination date, the Company will pay him an amount equal to 1/12 of his average annualized bonus payments for all prior years of employment (except that his signing bonus does not count towards this calculation). If this involuntary termination does not occur within 24 months following a change in control, Mr. Ostrosky will become vested in an additional number of option shares, as if he provided an additional 12 months of service following his termination date. The Company will also pay and/or reimburse Mr. Ostrosky for the reasonable actual moving expenses he incurs to move to the Bay Area and certain commuting and living expenses incurred before he permanently moves (including a tax gross-up). The Company will also pay the premium for a term life insurance policy for Mr. Ostrosky for a benefit payment equal to 2.5 times his initial base salary amount.
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
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of the Company’s Board of Directors was created on July 27, 1997 and the members of the Compensation Committee during the fiscal year ended March 31, 2006 were Messrs. Fisher, Lyons2 and Neustaetter. None of these individuals was at any time during fiscal 2006, or at any other time, an officer or

[2]	Mr. Lyons resigned from the Board of Directors and the Compensation Committee on November 3, 2005.

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
     Additionally, it is imperative that the Company’s executive compensation program allow the Company to attract, retain and motivate qualified executives who are able to contribute to the long-term success of the Company. The following specific strategies are utilized to guide the Compensation Committee’s executive compensation decisions:
•	Risk and Reward: A significant portion of an executive’s compensation should be tied to his performance and contributions to the success of the Company.

•	Pay for Performance: If an executive performs at a higher level, then the executive should be rewarded with a higher level of compensation. Similarly, if performance is below minimum expectations, then there should be a lower level of compensation or there may be no variable compensation.

•	Compensate Competitively: The Compensation Committee compares its compensation programs to those of other companies of comparable size and in similar industries and establishes compensation programs that are substantially at market.
                    During fiscal 2006, the Compensation Committee’s executive compensation program included these key elements:
•	Base Salary: The Compensation Committee established the base salary of the Company’s executive officers based on comparisons with executive salary surveys derived from market data for officers and executives in competitive public software companies (the “peer companies”). The level of base salary set for the Company’s executive officers to date has been comparable to the average of the surveyed compensation data for the peer companies. Additionally, each executive’s base pay was positioned relative to the total compensation package, including cash incentives and equity-based incentives and, if applicable, reflects the additional responsibilities and positions assumed by an executive.

•	Equity-Based Incentives. Stock options are designed to align the interests of each executive with those of the stockholders. The Compensation Committee believes that stock options provide added incentive for executives to influence the strategic direction of the Company and to create and grow value for customers, bringing new products to market, and creating the foundation for future growth for the stockholders and employees. The per share exercise price of the options is equal to the Company’s per share fair market value on the option grant date.
     CEO Compensation: Mr. Ostrosky did not participate in the Compensation Committee’s decisions concerning his compensation. The annual base salary for Mr. Ostrosky, the Company’s President and Chief Executive Officer was set forth in his employment agreement with the Company, dated October 1, 2004. (See “Employment Agreements, Separation Agreements and Change in Control Arrangements” for more details.)

     Tax Limitation. Under the Federal tax laws, a publicly-held company such as the Company will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. Since it is not expected that the compensation to be paid to the Company’s executive officers for fiscal 2006 will exceed the $1 million limit per officer, and since the Company has a substantial net operating loss carry-forward, the Compensation Committee will defer any decision on whether to limit the dollar amount of all compensation payable to the Company’s executive officers to the $1 million cap.
     Submitted by the following members of the Compensation Committee:
Tom Neustaetter
John Fisher
Stock Performance Graph
     The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between March 31, 2001 and March 31, 2006 with the cumulative historical data. The Company total return of (i) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Stock Market-U.S. Index”) and (ii) the S&P Application Software Index (the “S&P Application Software Index”), over the same period. This graph assumes the investment of $100.00 on March 31, 2001, in the Company’s Common Stock, the Nasdaq Stock Market-U.S. Index and the S&P Application Software Index, and assumes the reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG SELECTICA, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE S & P APPLICATION SOFTWARE INDEX
* $100 invested on 3/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending March 31, 2006.
Copyright © 2006, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

The Nasdaq Stock Market-U.S. Index and the S&P Market
Total Return to Stockholder’s
(Dividends reinvested monthly)

	Cumulative Total Return
	3/01	3/02	3/03	3/04	3/05	3/06
SELECTICA, INC.	100.00	74.23	56.54	105.00	61.92	56.54
NASDAQ STOCK MARKET (U.S.)	100.00	103.30	76.98	113.28	113.71	134.68
S & P APPLICATION SOFTWARE	100.00	121.40	61.41	86.56	97.71	113.71
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     See the information set forth in the section entitled “Equity Compensation Plan Information” in Part II, Item 5 of the Company’s Form 10-K, filed on June 14, 2006.
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of June 30, 2006, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

	Shares Beneficially Owned as of
	June 30, 2006 (1)
Name and Address of Beneficial Owners	Number of Shares	Percentage of Class
Sanjay Mittal (2)	1,296,550	4.07%
Vincent Ostrosky (3)	702,500	2.23%
Thomas Neustaetter (4)	951,960	3.08%
Stephen Bennion (5)	575,301	1.83%
John Fisher (6)	492,129	1.60%
Michael Lyons (7)	62,500	*
Brenda Zawatski (8)	—	—
James Arnold (9)	45,833	*

All executive officers and directors as a group (8 persons) (10)	4,126,773	12.38%

5% Shareholders
Dimensional Fund Advisors, Inc. (11)	2,782,472	9.03%
1299 Ocean Avenue
Santa Monica, CA 90401

Trilogy Holdings Corporation (12)	2,250,994	7.30%
c/o Trilogy, Inc.
6011 West Courtyard Drive, Suite 300
Austin, TX 78730

Fuller & Thaler Asset Management, Inc. (11)	1,975,750	6.41%
411 Borel Avenue, Suite 402
San Mateo, CA 94402

Bank of America Corporation(11)	1,586,375	5.15%
100 North Tryon Street
Charlotte, NC 28255

*	Less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after June 30, 2006. Percentage of ownership is based on 30,820,060 shares of Common Stock outstanding on June 30, 2006, plus shares of common stock subject to options or exercisable within 60 days of June 30, 2006 and held by each listed person. Shares of Common Stock subject to options exercisable within 60 days of June 30, 2006 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes options exercisable for 1,025,000 shares of Common Stock within 60 days of June 30, 2006. Also includes 3,000 shares of Common Stock held as custodian for minors related to Dr. Mittal. Dr. Mittal’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134. Dr. Mittal resigned from the Board of Directors on July 21, 2006.

(3)	Includes options exercisable for 687,500 shares of Common Stock within 60 days of June 30, 2006. Mr. Ostrosky’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134.

(4)	Includes options exercisable for an aggregate of 62,500 shares of Common Stock within 60 days of June 30, 2006. Also includes 866,640 shares held by JK&B Capital III, L.P. David Kronfeld and Thomas Neustaetter have the power to vote and dispose of shares held by JK&B Capital III, L.P. Mr. Neustaetter, a member of JK&B Capital Management LLC, the general partner of JK&B Capital III, L.P., disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Neustaetter’s address is JK&B Capital, 180 N. Stetson Avenue, Chicago, Illinois 60601.

(5)	Includes options exercisable for 572,742 shares of Common Stock within 60 days of June 30, 2006. Also includes 1,000 shares held as custodian for Mr. Bennion’s son. Mr. Bennion’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134.

(6)	Includes 429,629 shares of Common Stock held by Mr. Fisher in custodial or trust accounts and options exercisable for 62,500 shares of Common Stock within 60 days of June 30, 2006. Mr. Fisher’s address is Draper Fisher Jurvetson, 2882 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(7)	Includes options exercisable for 62,500 shares of Common Stock within 60 days of June 30, 2006. Mr. Lyon’s address is Vanguard Ventures, 525 University Avenue, 12th Floor, Palo Alto, California 94301. Mr. Lyons resigned from the Board of Directors and all committees effective as of November 3, 2005.

(8)	Ms. Zawatski does not have any options exercisable for shares of Common Stock within 60 days of June 30, 2006. Ms. Zawatski’s address is Pillar Data Systems, 300 Junction Avenue, San Jose, California 95134.

(9)	Includes Options exercisable for 45,833 shares of Common Stock within 60 days of June 30, 2006. Mr. Arnold’s address is c/o Selectica, Inc., 3 West Plumeria Drive, San Jose, California 95134.

(10)	Includes options exercisable for an aggregate of 2,518,575 shares of Common Stock within 60 days of June 30, 2006.

(11)	Reported by the investor on Schedule 13F or 13G as most recently filed with the Securities and Exchange Commission.

(12)	Reported by the investor on Schedule 13D.
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
     In connection with the resignation of Dr. Sanjay Mittal as a member of the Board of Directors, the Company has entered into a Consulting Agreement (the “Agreement”) with Mr. Mittal, dated as of July 21, 2006. Pursuant to the terms of the Agreement, Mr. Mittal will serve as a consultant to the Company for a period of at least 12 months, subject to earlier termination under certain specified circumstances, and will receive $500.00 per hour for services rendered, with a minimum payment of 10 hours per calendar month.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Audit Fees
     Ernst & Young LLP (“Ernst & Young”) resigned as the Company’s independent registered public accounting firm on August 9, 2005. On September 21, 2005, the Audit Committee of the Board of Directors engaged Armanino McKenna LLP (“Armanino McKenna”) as the Company’s new independent registered accountant. The audit fees for the fiscal year ended March 31, 2006 invoiced by Armanino McKenna were $480,905.03. The audit fees for the fiscal years ended March 31, 2006 and March 31, 2005 invoiced by Ernst & Young were $100,500 and $1,141,800, respectively. The audit fees were for professional services rendered by the principal accountants for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s Form 10-Q or services normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
     Audit Related Fees
     The Company paid no audit related fees to Armanino McKenna for the fiscal year ended March 31, 2006. The audit related fees invoiced by Ernst & Young for the fiscal years ended March 31, 2006 and March 31, 2005 were $40,000 and $23,000, respectively.
     Tax Fees
     The Company paid no tax fees to Armanino McKenna for the fiscal year ended March 31, 2006. The Company paid no tax fees to Ernst & Young for the fiscal years ended March 31, 2006 and 2005.
     All Other Fees
     The Company did not incur any other fees from Armanino McKenna for the fiscal year ended March 31, 2006. The Company did not incur any other fees from Ernst & Young for the fiscal years ended March 31, 2006 and 2005.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of July 2006.

SELECTICA, INC.
Registrant

/s/ VINCENT G. OSTROSKY

Vincent G. Ostrosky
Chairman, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ VINCENT G. OSTROSKY	President and Chief Executive Officer	July 28, 2006

Vincent G. Ostrosky

Principal Financial Officer and Principal Accounting Officer:

/s/ STEPHEN BENNION	Chief Financial Officer	July 28, 2006

Stephen Bennion

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.