Form 10-Q
period 2006-06-30
SELECTICA INC
filed 2006-08-09
CIK 1090908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2006, was 30,561,353.

FORM 10-Q
SELECTICA, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	March 31,
	2006	2006 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,530	$12,628
Short-term investments	51,375	61,377
Accounts receivable, net of allowance for doubtful accounts of $85 and $167, respectively	3,174	3,243
Prepaid expenses and other current assets	2,237	2,259

Total current assets	76,316	79,507

Property and equipment, net	2,437	2,407
Intangible assets	464	516
Other assets	548	511
Long-term investments	946	2,929

Total assets	$80,711	$85,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,057	$1,651
Accrued payroll and related liabilities	1,376	1,431
Other accrued liabilities	1,049	1,330
Deferred revenues	3,053	2,052

Total current liabilities	6,535	6,464

Other long term liabilities	1,019	1,091

Contingencies (see Note 9)

Stockholders’ equity:
Common stock	3	4
Additional paid-in capital	293,926	293,383
Deferred compensation	(17)	(20)
Accumulated deficit	(192,734)	(190,136)
Accumulated other comprehensive loss	(98)	(107)
Treasury stock	(27,923)	(24,809)

Total stockholders’ equity	73,157	78,315

Total liabilities and stockholders’ equity	$80,711	$85,870

See accompanying notes.

*	Derived from audited consolidated financial statements

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
Revenues:
License	$468	$2,034
Services	4,748	5,045

Total revenues	5,216	7,079
Cost of revenues:
License	115	132
Services	2,564	2,587

Total cost of revenues	2,679	2,719

Gross profit	2,537	4,360
Operating expenses:
Research and development	2,107	2,565
Sales and marketing	1,835	1,737
General and administrative	1,882	3,302

Total operating expenses	5,824	7,604

Loss from operations	(3,287)	(3,244)
Interest and other income, net	718	545

Loss before provision for income taxes	(2,569)	(2,699)
Provision for income taxes	29	30

Net loss	$(2,598)	$(2,729)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	31,441	32,821

See accompanying notes.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(2,598)	$(2,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81	304
Amortization	52	—
Loss (gain) on disposition of property and equipment	(34)	24
Amortization of deferred compensation	3	22
Compensation expenses related to modification of options	—	58
Changes in assets and liabilities:
Accounts receivable (net)	69	690
Prepaid expenses and other current assets	23	(6)
Other assets	(37)	(7)
Accounts payable	(594)	(313)
Accrued payroll and related liabilities	(55)	(615)
Other accrued liabilities and long term liabilities	(353)	117
Deferred revenues	1,001	431

Net cash used in operating activities	(2,442)	(2,024)

Investing activities
Purchase of capital assets	(111)	(66)
Purchase of short-term investments	(3,435)	(10,171)
Purchase of long term investments	(4,800)	(15,712)
Proceeds from maturities of short-term investments	13,447	4,897
Proceeds from maturities of long-term investments	6,782	15,300
Acquisition cost paid	—	(892)
Proceeds from disposal of fixed assets	33	6

Net cash provided by (used in) investing activities	11,916	(6,638)

Financing activities
Purchase of treasury stock	(3,114)	—
Proceeds from issuance of common stock	542	186

Net cash provided by (used in) financing activities	(2,572)	186

Net increase (decrease) in cash and cash equivalents	6,902	(8,476)
Cash and cash equivalents at beginning of the period	12,628	29,360

Cash and cash equivalents at end of the period	$19,530	$20,884

See accompanying notes.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three months ended June 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the three months ended June 30, 2006 and 2005 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2006, and the results of operations for the three months ended June 30, 2006 and 2005 and cash flows for the three months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2006 has been derived from the audited consolidated financial statements at that date.
     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
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
  Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance. As of June 30, 2006, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

  Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, certificates of deposits, U.S. Agency, asset backed securities and commercial paper. Debt securities with maturities less than one year are available-for-sale and are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded net of tax as a component of accumulated other comprehensive loss in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The investments policy limits the amount of credit exposure to any one issuer of debt securities.
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
  Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements is the shorter of the applicable lease term or estimated useful life. The estimated life for the Company’s building in Pune, India is 25 years and land is not depreciated.
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
     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,
	2006	2005
Customer A	25%	29%
Customer B	11%	*
Customer C	*	24%
Customer D	*	13%

*	Customer account was less than 10% of total revenues.
     Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30,	March 31,
	2006	2006
Customer A	17%	24%
Customer B	14%	*
Customer C	11%	24%
Customer D	11%	11%

*	Customer account was less than 10% of net accounts receivable.
  Warranties and Indemnifications
     The Company generally provides a warranty for its software product to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies”. The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of June 30, 2006 and March 31, 2006. To date, the Company has not refunded any amounts in relation to the warranty.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of June 30, 2006 and March 31, 2006.
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
  Accumulated and Other Comprehensive Loss
     SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s financial statements. Accumulated other comprehensive loss is comprised of net unrealized losses on available for sale securities of approximately $98,000 and approximately $107,000 at June 30, 2006 and March 31, 2006, respectively.
     The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Net loss	$(2,598)	$(2,729)
Change in unrealized gain on securities	9	172

Comprehensive loss	$(2,589)	$(2,557)

  Stock-Based Compensation
     Beginning April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares and compensation cost is recognized as expense over the requisite service period.

     The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. See Note 7.
  Segment Information
     International revenues are attributable to countries based on the location of the customers. For the three months ended June 30, 2006, sales to international locations were derived primarily from the United Kingdom, Canada, India, Japan and New Zealand. For the fiscal year ended March 31, 2006, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden and the United Kingdom.

	Three Months Ended
	June 30,
	2006	2005
International revenues	18%	26%
Domestic revenues	82%	74%

Total revenues	100%	100%

     For the three months ended June 30, 2006, there were no sales to any international customer that accounted for 10% of the total revenue. For the three months ended June 30, 2005, sales to one specific international customer accounted for 24% of total revenue.
     As of June 30, 2006 and March 31, 2006, the Company held long-lived assets outside of the United States with a net book value of approximately $1.0 million, which were primarily in India.
3. Concurrent Transaction
     In May 2006, the Company entered into a swap contract with Azul, whereby Azul would receive two years of the Company’s on-demand products, Contract Management and Fastraq, installation, training and other services and the Company would receive, in exchange, two high-speed servers and the required power systems. The value of the transaction was $208,454. There was no monetary exchange. The Company utilized its list price to establish the value of the assets received, which included a 5% discount. The Company accounted for this transaction in accordance with APB No.29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Transactions – an amendment to APB 29”. As of June 30, 2006, the Company had received the two servers, but had not placed them into service. The Company does not plan to resell the servers. Azul had not implemented the product nor had any of the negotiated services begun as of June 30, 2006.
     The Company expects to place the servers into service in the second quarter of fiscal 2007, and will depreciate the servers over a period of three years. The Company will recognize the service work when all required elements for revenue recognition are satisfied and will recognize the subscription revenue prorata over the 2-year term of the agreement.
     The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the three months ended June 30, 2006, the Company recognized approximately $40,000 of revenue from the value-added reseller and did not purchase any professional services from the value- added reseller. For the three months ended June 30, 2005, the Company recognized approximately $585,000 of revenue from the value-added reseller and did not purchase any professional services from the value- added reseller.
4. Related Party Transaction
     In connection with the resignation of Dr. Sanjay Mittal, as Chief Executive Officer in September 2003, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service.

     In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation, which was settled in February 2006. As a result, his consulting services agreement terminated. Dr. Mittal was not paid any fees for consulting services for the three months ended June 30, 2006 and June 30, 2005. Dr. Mittal was a member of the Board of Directors until July 21, 2006.
     On July 21, 2006, Dr. Sanjay Mittal resigned as a member of the Board of Directors. Also on July 21, 2006, the Company entered into a new consulting agreement with Dr. Mittal. Under the terms of the consulting agreement, Dr. Mittal will serve as a consultant to the Company for a period of at least 12 months, subject to earlier termination under certain specified circumstances, and will receive $500 per hour for services rendered, with a minimum payment of 10 hours per calendar month.
5. Stockholders’ Equity
  Deferred Compensation
     Prior to the adoption of SFAS No. 123R on April 1, 2006, the Company had recorded deferred stock compensation and related amortization expense in connection with certain stock options to employees representing the difference between the fair market value of the stock at the grant date and the exercise price, as prescribed in APB 25. During the three months ending June 30, 2006 and June 30, 2005, no options were granted to employees with exercise prices that were less than fair value. During the three months ended June 30, 2005, the Company recorded amortization of deferred compensation of approximately $22,000, of which approximately $13,000 was charged to general and administrative expense and $9,000 to cost of revenue. Additionally, in the three months ended June 30, 2006, the Company recorded $396,907 of stock related compensation in accordance with SFAS 123R. See Note 7.
  Stock Repurchase
     In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. As of June 30, 2006, approximately $18.7 million remains available to be used under this program. The Board also dissolved the previous stock buyback program initiated in May 2003. Pursuant to the plan, the Company expects to repurchase shares in the open market from time to time based on market conditions. During the three months ended June 30, 2006, the Company repurchased 1,206,431 shares of its common stock. During the three months ended June 30, 2005, the Company did not repurchase any shares of its common stock.
6. Income Taxes
     The Company recorded a provision for income taxes of approximately $29,000 and $30,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. The provision related to state franchise taxes in the U.S. and foreign taxes on interest income in India.
     Statement of Financial Accounting Standards No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis.
7. Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which is the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied APB No. 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123.
  Prior to the Adoption of SFAS No. 123R
     Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148.
     The pro-forma information for the three months ended June 30, 2005 was as follows (in thousands, except per share data):

Three months ended
June 30, 2005
Net loss, as reported	$(2,729)
Add: Stock-based employee compensation expense included in reported net loss	80
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(766)

Net loss, pro forma	$(3,415)

Basic and diluted net loss per share, as reported	$(0.08)

Basic and diluted net loss per share, pro forma	$(0.10)

  Equity Incentive Program
     The Company’s equity incentive program is a broad-based, retention program comprised of stock option plans and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
  Valuation Assumptions
     The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123R, SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123) to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The Company estimates the volatility of its stock options by using historical volatility in accordance with SAB No. 107. The Company believes its historical volatility is representative of its estimate of expectations of the expected term of its equity instruments. The Company bases the risk-free interest rate that is use in the option-pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses predicted data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

     If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different option-pricing model, the future periods may differ significantly from what has been recorded in the current period and could materially affect operating income (loss), net income (loss) and net income (loss) per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing option-pricing models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of its stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these option-pricing models, nor is there a means to compare and adjust the estimates to actual values.
     Information regarding net loss had the Company accounted for its employee stock options granted during the three months ended June 30, 2006 and 2005 under the fair value method was estimated at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2006	2005
Risk-free interest rate	5.09%	3.59%
Dividend yield	0.00%	0.00%
Expected volatility	43.66%	66.35%
Expected option life in years	4.0	3.97
Weighted average fair value at grant date	$1.13	$1.69
     Information regarding net loss had the Company accounted for its employee stock purchase during the three months ended June 30, 2006 and 2005 under the fair value method was estimated at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2006	2005
Risk-free interest rate	5.14%	3.01%
Dividend yield	0.00%	0.00%
Expected volatility	43.66%	65.16%
Expected option life in years	1.25	1.20
Weighted average fair value at grant date	$1.02	$1.53
     The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available		Weighted-average
	for grant	Number of shares	exercise price
	(in thousands)
Outstanding at March 31, 2006	8,432	6,929	$3.68
Options granted	(40)	40	$2.79
Options exercised	—	(41)	$2.56
Options cancelled	462	(462)	$4.77
Options expired	(39)	—	—

Outstanding at June 30, 2006	8,815	6,466	$3.60

     The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2006 was $2.50 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $56,041, of which $56,014 was related to exercisable options. The aggregate intrinsic value of stock options outstanding at June 30, 2005 was $991,000, of which $891,000 was related to exercisable options.
     The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

		Options Outstanding		Options Vested
			Weighted-
		Number of	Average		Weighted-
		Outstanding	Remaining		Average
		Shares as of	Contractual	Options Vested at	Exercise
Range of		June 30, 2006	Life	June 30, 2006	Price
Exercise Prices		(in thousands except for per share amount)
$ 0.50 —	$2.56	1,426,229	6.06	1,388,780	2.50
$ 2.65 —	$3.39	1,168,863	8.37	381,110	3.02
$ 3.40 —	$3.40	2,427,395	8.53	996,031	3.40
$ 3.44 —	$4.94	1,294,835	6.42	1,182,379	4.17
$ 5.30 —	$63.48	148,680	5.12	132,013	18.25

$ 0.50 —	$63.48	6,466,002	7.45	4,080,313	3.76

     The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended June 30,
	2006	2005
Weighted average options with strike price below FMV	509,770	1,850,129
Weighted average options with strike price at FMV	9,209	5,750
Weighted average options with strike price above FMV	5,947,023	6,469,730
  1999 Employee Stock Purchase Plan (“ESPP”)
     The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2006 was $51,573. The compensation cost in connection with the ESPP for the three months ended June 30, 2005 was $37,138. During the three months ended June 30, 2006, there were 18,289 shares issued under the ESPP at a weighted average purchase price of $2.30 per share. During the three months ended June 30, 2005, there were 36,360 shares issued under the ESPP at a weighted average purchase price of $2.77 per share. At June 30, 2006, 3,017,213 shares were available for purchase under the ESPP.
  Impact of the Adoption of SFAS No. 123R
     The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R under which prior periods are not revised for comparative purposes. The effect of recording stock-based compensation for the three months ended June 30, 2006 was as follows:

Three Months Ended
June 30, 2006
Stock-based compensation expense by caption:
Cost of revenues	$49,563
Research and development	57,118
Selling and marketing	38,240
General and administrative	251,986

Impact on net loss per share	$396,907

Three Months Ended
June 30, 2006
Stock-based compensation expense by type of award:
Stock options	$345,334
Employee stock purchase plan	51,573

Impact on net loss per share	$396,907

     As of June 30, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $3,222,208 before estimated forfeitures, which will be recognized over an estimate weighted average amortization period through June 1, 2010. The weighted average remaining contractual term of all options exercisable at June 30, 2006 is 6.7 years. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.
     During the three months ended June 30, 2006, the Company granted 40,000 stock options with an estimated total grant-date fair value of $45,159. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $9,032. During the three months ended June 30, 2006, the Company recorded stock-based compensation related to all stock options of $345,334.
8. Computation of Basic and Diluted Net Loss Per Share
     Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.
     The following table presents the computation of basic and diluted net loss per share:

	Three Months
	Ended
	June 30,
	2006	2005
	(In thousands)
Net loss	$(2,598)	$(2,729)

Basic and diluted:
Weighted-average shares used in computing basic and diluted net loss per share	31,441	32,821

Basic and diluted, net loss per share	$(0.08)	$(0.08)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	5,947	6,470
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	519	1,850

Total common stock equivalents excluded from diluted net loss per common share	6,466	8,320

9. Litigation
     The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, (either alone or combined) will not materially affect its financial position, results of operations or liquidity.
10. Acquisition
     In May 2005, the Company entered into an agreement to purchase certain assets and products of Determine Software, Inc. (“Determine”) for approximately $892,000. The transaction closed in the first quarter of fiscal 2006 and has been accounted for in accordance with SFAS 141 “Business Combinations”. Determine was a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship-wide contract and relationship compliance. The addition of Determine’s software capabilities and customers will allow the Company to extend its offerings to include contract management solutions. The Company allocated the purchase price of the acquisition to tangible and intangible assets acquired based on several factors, including valuations, estimates and assumptions.
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
     As of June 30, 2006, the intangible assets associated with Determine are included in Other Assets as follows:

Amount
(in thousands)
Cost	$801
Accumulated amortization	(337)

Net	$464

     These intangible assets will be amortized on a straight-line basis over their estimated lives:

	Nine
	months
	ended	Fiscal Years Ended June 30,
	2007	2008	2009	2010
		(in thousands)
Amortization by fiscal year	$155	$207	$95	$7

     Amortization for the three months ended June 30, 2006 and June 30, 2005, was approximately $52,000 for each respective period.

11. Restructuring
     In May 2005, the Company reduced headcount by 42 employees. Headcount reduction consisted of 11 in general and administrative, 12 in sales and marketing, 8 in research and development and 11 in professional service. These reductions resulted in charges of approximately $688,000 during the three months ended June 30, 2005, consisting principally of severance payments and benefits, of which $115,000 was included in cost of revenues, $131,000 included in research and development expense, $126,000 included in sales and marketing expense, and $316,000 included in general and administrative expense. The charges for this reduction in staff have been accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” All amounts associated with this reduction have been paid as of June 30, 2006.
12. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company does not believe this new standard will have a material impact on its future results of operations or financial position.
13. Subsequent Events
  Resignation of a Director and Consulting Agreement
     On July 21, 2006, Dr. Sanjay Mittal resigned as a member of the Board of Directors. Also on July 21, 2006, the Company entered into a consulting agreement with Dr. Mittal. Under the terms of the consulting agreement, Dr. Mittal will serve as a consultant to the Company for a period of at least 12 months, subject to earlier termination under certain specified circumstances, and will receive $500 per hour for services rendered, with a minimum payment of 10 hours per calendar month for a minimum total monthly commitment of $5,000.
  Resignation of the Chief Executive Officer
     On August 9, 2006, the Company announced that its board of directors had named Stephen Bennion as its new Chairman and Chief Executive Officer. Mr. Bennion had served as the Company’s Chief Financial Officer since 1999. Mr. Bennion replaced Vince Ostrosky, who had stepped down from the Chief Executive Officer position following a mutual decision reached with the Company’s board of directors that the Company would be better served by a more streamlined management structure. Mr. Ostrosky will continue to serve on the Company’s board of directors. Mr. Bennion will also serve as Interim Chief Financial Officer. The Company will commence a search for a new Chief Financial Officer.

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
     In response to this market shift, we developed and introduced a new generation of application offerings including the On Demand/hosted software as a service product called Fastraq. These products utilize our state-of-the-art configuration and pricing technologies. These applications incorporate industry specific domain knowledge and offer high levels of capability in more flexible ways. We have also been focused on expanding our product footprint and value proposition by extending into the growing contract management and compliance market. We began to achieve this objective shortly after the close of fiscal 2005 with the acquisition of certain of the assets of Determine. Determine Contract Management products along with Fastraq extend our business model by permitting us to offer a broader range of on-demand solutions for our customers. The new Telecom and Insurance products, developed with a partner, are targeted at large and mid-sized customers. The Fastraq and Contract Management products are targeted at small to large businesses interested in using application software to manage configurable product and service offerings, though automated pricing management, contract management, and compliance. Concurrent with the development, marketing and sales of these new products, we will continue to develop, sell and support our existing platform products.
     Also in response to these business developments, we have worked to reduce our operating costs through the reduction of personnel and other costs. During fiscal 2006, we continued to face significant challenges as bookings of platform products underperformed and sales of the new generation products were minimal, as they were not released until the latter part of the calendar year. However, bookings of our Contract Management products have increased significantly since the business was acquired. Following the anticipated relocation of our corporate headquarters, we believe our breakeven level will be reduced to approximately $6.2 million in quarterly revenues in the second half of fiscal 2007. Based on our expectation that new bookings will begin improving, combined with our ongoing cost reduction initiatives, we currently expect to achieve profitability in the second half of fiscal year 2007.
     On August 9, 2006, we announced that our board of directors had named Stephen Bennion as our new Chairman and Chief Executive Officer. Mr. Bennion had served as our Chief Financial Officer since 1999. Mr. Bennion replaced Vince Ostrosky, who had stepped down from the Chief Executive Officer position following a mutual decision reached with our board of directors that we would be better served by a more streamlined management structure. Mr. Ostrosky will continue to serve on our board of directors. Mr. Bennion will also serve as Interim Chief Financial Officer. We will commence a search for a new Chief Financial Officer.

Quarterly Financial Overview
     For the three months ended June 30, 2006, our revenues were approximately $5.2 million with license revenues representing 9% and services revenues representing 91% of total revenues. In addition, approximately 36% of our quarterly revenue came from two customers. License margins for the quarter were 75% and services margins were 46%. While we anticipate entering into more time and material based services contracts, we still have some existing contracts, which have fixed fee terms and may lower services margins in the future. Net loss for the quarter was approximately $2.6 million or $(0.08) per share.
     Our bookings this quarter increased in comparison to the prior quarter, particularly in Contract Management and Fastraq. In addition, we will need to continue to increase our level of overall bookings on a quarterly basis in order to increase our reported revenues. We may reduce quarterly operating expense levels depending on the level of bookings achieved.
     Additionally, as part of our continuing expense reduction efforts, we will relocate our corporate headquarters to a lower cost facility in the San Jose area. We expect this relocation to occur in the second half of fiscal 2007. Accordingly, we expect to record a one-time charge of approximately $6.5 million in the second half of fiscal 2007 related to these relocation efforts.
Critical Accounting Policies and Estimates
     There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2006.
     The following table shows how our revenues have been recognized:

	Three Months Ended
	June 30,
As a Percentage of Total Revenues:	2006	2005
Contract accounting	73%	74%
Residual method	—%	—%
Subscription method (includes maintenance)	27%	26%

Total revenues	100%	100%

     Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. The majority of our contracts have been accounted for on the completed contract method upon achievement of milestones or final acceptance from the customer.
  Related Party Transaction and Severance Agreement
     In connection with the resignation of Dr. Sanjay Mittal, as Chief Executive Officer in September 2003, we agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service.
     In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to our patent litigation, which was settled in February 2006. As a result, his consulting services agreement terminated. Dr. Mittal was not paid any fees for consulting services for the three months ended June 30, 2006 and June 30, 2005. Dr. Mittal was a member of the Board of Directors until July 21, 2006.

     On July 21, 2006, Dr. Sanjay Mittal resigned as a member of the Board of Directors. Also on July 21, 2006, we entered into a new consulting agreement with Dr. Mittal. Under the terms of the consulting agreement, Dr. Mittal will serve as a consultant to us for a period of at least 12 months, subject to earlier termination under certain specified circumstances, and will receive $500 per hour for services rendered, with a minimum payment of 10 hours per calendar month. See Note 13 for additional information regarding Dr. Mittal.
  Factors Affecting Operating Results
     A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,
	2006	2005
Customer A	25%	29%
Customer B	11%	*
Customer C	*	24%
Customer D	*	13%

*	Customer account was less than 10% of total revenues.
     To date, we have foreign activities in India, Canada and some European countries because we believe international markets represent an avenue for growth. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
     We have incurred significant losses since inception and, as of June 30, 2006, we had an accumulated deficit of approximately $192.7 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and did so again during the fiscal years of 2006 and 2005.
     In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history has been volatile and makes it difficult to forecast future operating results. This was evidenced by the decline in revenue in fiscal 2006 and 2005.
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

Results of Operations:
Revenues

	Three Months Ended
	June 30,
	2006	2005	Change
	(in thousands except percentages)
License	$468	$2,034	(77)%
Percentage of total revenues	9%	29%
Services	$4,748	$5,045	(6)%
Percentage of total revenues	91%	71%
Total revenues	$5,216	$7,079	(26)%
     License. For the three months ending June 30, 2006, license revenues decreased on a quarterly basis by approximately $1.5 million compared to the three months ending June 30, 2005.
     Our inability to increase bookings in the previous quarters was a significant factor in the decline of our revenues this quarter. Our license bookings have generally declined since the third quarter of fiscal 2005. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.
     Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the three months ending June 30, 2006, services revenues decreased compared to the period ending June 30, 2005. The decrease primarily related to fewer service opportunities provided by new license agreements as bookings of license agreements has continued to decline, offset by our clients’ demand for additional services to expand their initial customized application and revenue generated by our on-demand offerings. Maintenance revenues represented 34% of total services revenues for the three months ended June 30, 2006 and June 30, 2005, respectively.
     We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in services revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.
Cost of revenues

	Three Months Ended
	June 30,
	2006	2005	Change
	(in thousands, except percentages)
Cost of license revenues	$115	$132	(13)%

Percentage of license revenues	25%	6%

Cost of services revenues, excluding stock-based compensation	$2,514	$2,578	(2)%
Stock-based compensation expense	50	9	422%

Total cost of services revenues	$2,564	$2,587	(1)%

Percentage of services revenues	54%	51%
     Cost of License Revenues. The cost of license revenues consists of a nominal allocation of research and development fees, royalty fees associated with third-party software, and data transmission costs. The decrease in costs of license revenue during the three months ended June 30, 2006 from the same period in 2005 was primarily due to a decrease in research and development expenses. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.
     Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three months ended June 30, 2006, these costs decreased 1% while service revenue decreased 6% compared to the same period in 2005 primarily due to a decrease in salaries and facilities expenses offset by an increase of approximately $240,000 of consulting expense. Additionally, restructuring and severances costs resulted in a charge of $116,000 in the three months ended June 30, 2005. There were no severance charges in the three months ended June 20, 2006.
     Our cost of revenues included charges of $50,000 and $9,000 related to stock compensation expense in the three months ended June 30, 2006 and June 30, 2005, respectively. In the three months ended June 30, 2006, we adopted SFAS 123R, which accounted for this increase.
     We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.
Gross Margins
     Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended
	June 30,
	2006	2005
License	75%	94%
Services	46%	49%
     Gross Margin — Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. License margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix. Due to significantly lower license revenues to offset the fixed license costs, we experienced lower license gross margins during the three months ended June 30, 2006 compared to the three months ending June 30, 2005.
     Gross Margin — Services. During the three months ended June 30, 2006, revenues from services decreased by approximately $0.3 million and gross margin decreased to 46%. While services revenues decreased, we were unable to decrease our costs correspondingly in order to maintain the services margin compared to the three months ended June 30, 2005.
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
Operating Expenses
Research and Development Expenses

	Three Months Ended
	June 30,
	2006	2005	Change
	(in thousands, except percentages)
Research and development expense, excluding stock-based compensation	$2,050	$2,562	(20)%
Stock-based compensation expense	57	3	1800%

Total research and development expense	$2,107	$2,565	(18)%

Percentage of total revenues	40%	36%

     Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $450,000 in research and development expenses during the three months ending June 30, 2006 compared to the three months June 30, 2005 was primarily attributable to a staff reduction and decreases in costs for facilities, overhead and benefits. Restructuring and severances costs resulted in a charge of $131,000 in the three months ended June 30, 2005. There were no severance charges in the three months ended June 30, 2006. Headcount reductions lowered salaries and benefits by approximately $500,000. Additionally, we amortized $30,000 and $20,000 in the three months ended June 30, 2006 and June 30, 2005, respectively, of Determine intangible assets for customer relationships. The decrease in research and development expenses was offset by charges of $57,000 and $3,000 related to stock compensation expense in the three months ended June 30, 2006 and June 30, 2005. In the three months ended June 30, 2006, we adopted SFAS 123R, which accounted for this increase.
     We may reduce expenses in research and development in absolute dollars over the current year as necessary to balance total expenses.
Sales and Marketing

	Three Months Ended
	June 30,
	2006	2005	Change
	(in thousands, except percentages)
Sales and marketing, excluding stock-based compensation	$1,797	$1,737	3%
Stock-based compensation expense	38	—	—

Total sales and marketing	$1,835	$1,737	6%

Percentage of total revenues	35%	25%
     Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended June 30, 2006, sales and marketing expenses increased $100,000 when compared to the same period in 2005. Restructuring and severances costs resulted in a charge of $126,000 in the three months ended June 30, 2005. There were no severance charges in the three months ended June 30, 2006. Salaries, benefits, travel and consultants decreased by approximately $100,000, offset by increases in overall marketing expenses of approximately $200,000. Additionally, we incurred amortization of intangible assets of $21,000 and $31,000 in the three months ended June 30, 2006 and June 30, 2005, respectively, and charges of $38,000 related to stock compensation expense in the three months ended June 30, 2006 as we adopted SFAS 123R. There were no charges to sales and marketing expense related to stock compensation expense in the three months ended June 30, 2005.
     We may increase our sales and marketing expenses in absolute dollars over the next year as necessary to continue the business expansion.
General and Administrative

	Three Months Ended
	June 30,
	2006	2005	Change
	(in thousands, except percentages)
General and administrative, excluding stock-based compensation	$1,630	$3,234	(50)%
Stock-based compensation expense	252	68	271%

Total general and administrative	$1,882	$3,302	(43)%

Percentage of total revenues	36%	47%
     General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.

The decrease of approximately $1.4 million in general and administrative expense during the three months ending June 30, 2006 compared to the three months ended June 30, 2005, was due primarily to decreases of approximately $1.1 million in legal and professional fees associated with patent litigation, which was settled in February 2006, offset by other charges. Restructuring and severances costs resulted in a charge of $316,000 in the three months ended June 30, 2005. There were no severance charges in the three months ended June 30, 2006. Additionally, we incurred charges of $252,000 and $68,000 related to stock compensation expense in the three months ended June 30, 2006 and June 30, 2005, respectively. In the three months ended June 30, 2006, we adopted SFAS 123R, which accounted for this increase.
     The decline in overall operating expenses reflects the impact of our efforts to reduce our cost structure, particularly general and administrative expenses. We may reduce general and administrative expenses in absolute dollars over the next year as necessary to balance total expenses.
Restructuring
     In May 2005, we implemented a reduction of 42 employees. This was accounted for under Summary of Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which replaced EITF 94-3 on January 1, 2003. The reduced headcounts were 11, 8, 12, and 11 for professional services, research and development, sales and marketing, and general and administrative, respectively. These reductions were offset by related severance costs of approximately $868,000 included in operating expenses, of which $688,000 was recorded in the three months ended June 30, 2005, and the use of outside services and consultants to assume certain tasks and ongoing projects.
     All severance and employee benefits have been paid as of June 30, 2006.
Interest and Other Income, Net
     Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three months ended June 30, 2006 and June 30, 2005, interest income totaled approximately $718,000 and $545,000, respectively. The increase was due primarily to higher interest rates on our cash and investments balances and offset by the reduction of cash and investments balances due to amounts used for the operation of our business and the repurchase of our shares.
Provision for Income Taxes
     During the three months ended June 30, 2006 and June 30, 2005, we recorded income tax provisions of approximately $29,000 and $30,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We do not believe this new standard will have a material impact on our future results of operations or financial position.

Liquidity and Capital Resources

	June 30,	March 31,
	2006	2006	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$70,905	$74,005	(4)%
Working capital	$69,781	$73,043	(4)%

	Three Months Ended
	June 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(2,442)	$(2,024)
Net cash provided by (used in) investing activities	$11,916	$(6,638)
Net cash provided by (used in) financing activities	$(2,572)	$186
     Our primary sources of liquidity consisted of approximately $70.9 million in cash, cash equivalents and short-term investments as of June 30, 2006 compared to approximately $74.0 million in cash, cash equivalents and short-term investments as of March 31, 2006. During the three months ending June 30, 2006, the increase in cash and cash equivalents was primarily related to approximately $2.4 million of cash used in operations and approximately $3.1 million of cash used to repurchase our stock, offset by net purchases of short and long-term investments and purchase of assets of approximately $12.0 million. During the three months ending June 30, 2005, the decrease in cash and cash equivalents was primarily related to approximately $2.0 million of cash used in operations and approximately $6.6 million net purchases of short and long-term investments and acquisition costs, offset by the issuance of common stock of approximately $186,000. We experienced a net decrease in working capital at June 30, 2006 as compared to March 31, 2006 primarily due to the cash used in operations and the cost of repurchasing our stock.
     The net cash provided by investing activities for the three months ending June 30, 2006 was due primarily to approximately $12.0 million of net maturity of available-for-sale investments as compared to approximately $5.7 million of net purchases of available-for-sale investments for the three months ending June 30, 2005.
     The net cash used in financing activities for the three months ended June 30, 2006, was primarily due to the cost of stock repurchased by us for approximately $3.1 million, offset by issuance of common stock through the exercise of options and employee stock purchase plans for approximately $0.5 million. The net cash provided by financing activities for the three months ending June 30, 2005 was due primarily to the proceeds from the issuance of common stock through the exercise of options and employee stock purchase plans for approximately $186,000.
     We had no significant commitments for capital expenditures as of June 30, 2006. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of June 30, 2006 are adequate to fund our operations through at least the next twelve months.
     We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits. Additionally, abandonment of excess leased facilities could result in significant one-time charges and use of cash, although such charges and use of cash are not assured. As part of our continuing expense reduction efforts, we will be attempting to relocate our corporate headquarters to a lower cost facility in the San Jose area. If this occurs, we expect to record a one-time charge of approximately $6.5 million in the second quarter of fiscal 2007 related to this relocation effort.

     Our contractual obligations and commercial commitments at June 30, 2006, are summarized as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After 5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(in thousands)
Operating Leases	$8,710	$2,472	$6,238	$—	$—
     We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2006, the effects of the foreign currency fluctuations in Europe and India were insignificant.
     We have adopted a new stock repurchase program, which authorizes us to pay up to approximately $25.0 million. As of June 30, 2006, approximately $18.7 million remains available to be used under this program at June 30, 2006.
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
     During the three months ending June 30, 2006, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $49,000 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2006. During the three months ending June 30, 2005, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $151,000 (less than 0.16%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2005.
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

     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2006 through the fiscal years ending:

	2007	2008	2009	2010	Total
	(in thousands)
Investment CD	$1,153	$2,031	$1	$17	$3,202
Weighted Average yield	4.92%	6.34%	5.75%	6.50%	5.83%
Commercial Paper	1,088	—	—	—	1,088
Weighted Average yield	4.86%	—	—	—	4.86%
Auction rate securities	29,459	—	—	—	29,459
Weighted Average yield	5.17%	—	—	—	5.17%
Corporate notes & bonds	2,824	597	—	—	3,421
Weighted Average yield	4.85%	5.36%	—	—	4.94%
Government agencies	13,249	1,902	—	—	15,151
Weighted Average yield	4.24%	4.90%	—	—	4.32%

Total investments	$47,773	$4,530	$1	$17	$52,321

ITEM 4: CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective because of the material weaknesses described below.
     (b) Changes in Internal Control over Financial Reporting. As previously disclosed in Item 9A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 14, 2006, for the fiscal year ended March 31, 2006, we determined that the following material weakness existed in our internal control over financial reporting related to controls maintained by us:
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
          Planned Remediation
     In June 2006, our management discussed the material weaknesses described above with our audit committee. We are implementing corrective actions that we believe will remediate the material weakness, however a material weakness may not be considered fully remediated until the instituted controls are operational for a period of time and have been tested by management.
     In fiscal year 2007, we are committed to hiring a sufficient number of technically qualified employees and/or consultants to ensure that all significant accounting issues, both routine and non-routine, are identified, researched and properly concluded upon. This will include preparation and review of the financial statements and related required supporting documentation.
     Because of the insufficient controls described in the preceding paragraphs, we concluded that our internal controls over financial reporting were not effective as of June 30, 2006. While management implemented new controls in the last fiscal year, we maintained our assessment as of June 30, 2006 to allow sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to assess the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses identified in fiscal 2005 and the material weakness identified in fiscal 2006. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.
(c) Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over the financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system reflects the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty and that simple error or mistakes can occur. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving it stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
  Patent Infringement
     On April 22, 2004, Trilogy Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division alleging patent infringement against us. On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software.
     In January 2006 we reached a settlement with Trilogy resolving the patent dispute. Both parties agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, we paid a one-time sum of $7.5 million to Trilogy on February 16, 2006.
  Class Action
     During 2001, a number of securities class action complaints were filed against us, certain of our officers and directors, and certain of the underwriters of our March 13, 2000 initial public offering (“IPO”). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
     The amended complaint alleges that the officer and director defendants, the underwriter’s defendants and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that the underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that the underwriters entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for our stock.
     During the course of pre-trial proceedings, the plaintiffs dismissed their claims against the individual defendants without prejudice in return for the individual defendants’ execution of a tolling agreement. A motion to dismiss filed by us was denied by the Court on November 19, 2003.
     On June 25, 2003, our Special Committee of the Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for our assignment of certain claims that we might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by us is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of us.
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
     As part of the Settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). To preserve these claims while the proposed Settlement was pending the Court’s final approval, the settling issuers sought tolling agreements from the underwriters. In the event that an underwriting defendant would not enter a tolling agreement, under the terms of the proposed Settlement agreement, the settling issuer conditionally assigned the claims to a litigation trustee. Before the expiration of any relevant statutes of limitations, the litigation trustee filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. All of our underwriters entered into tolling agreements. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the other issuers’ underwriters that had not entered into tolling agreements on statute of limitations grounds. After the Court’s ruling, three of our underwriters terminated their tolling agreements. Accordingly, we conditionally assigned their Assigned Claims to the litigation trustee. Because the Assigned Claims were part of the consideration contemplated under the Settlement, it is unclear how the Court’s February 24, 2006 decision will impact the Settlement and the Court’s final approval of it.
     On April 24, 2006, the Court held a hearing in connection with a motion for final approval of a proposed Settlement. The Court did not rule on the fairness of the Settlement at the hearing. It is uncertain when the Court will issue a ruling. Despite the preliminary approval of the Settlement, there can be no assurance that the Court will provide final approval of the Settlement.
     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). We are not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have appealed that decision. On June 6, 2006, the Court heard oral argument from the underwriters and the plaintiffs on the appeal. After the argument, the Court indicated that it would reserve its decision. It is uncertain when the Court of Appeals will rule on the appeal.

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
ITEM 1A: RISK FACTORS
     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2006, actual results could differ materially from those projected in any forward-looking statements.
We have a history of losses and expect to continue to incur net losses in the near-term.
     We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $2.6 million and $2.7 million for the three months ended June 30, 2006 and June 30, 2005, respectively. We have an accumulated deficit of approximately $192.7 million as of June 30, 2006. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
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
     In any given period our revenues are dependent on customer contracts entered into, “booked” during earlier periods. Because we typically recognize revenue in periods after contracts are booked, a decline in the number of contracts booked during any particular period or the value of such contracts would cause a decrease in revenue in future periods. The number and value of our bookings has been lower than management expectations. Our inability to increase bookings in the previous quarters was a significant factor in the decline of our revenues in more recent quarters. If our bookings remain at current levels or if the value of such bookings decreases further, it will cause our revenues to decline in future periods and could significantly harm our business and operating results.
The loss of any of our key personnel would harm our competitiveness because of the time and effort that we would have to expend to replace such personnel.
     We believe that our success will depend on the continued employment of our management team and key technical personnel, including Stephen Bennion, our President, Chief Executive Officer, and Interim Chief Financial Officer, who has an employment agreement with us.
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
     In January 2005, Trilogy, a privately held company, conditionally proposed to purchase all of our outstanding common stock for $4.00 per share. This unsolicited proposal assumed that the I-many merger was not completed. On February 2, 2005, following consultation with our legal and financial advisors, we issued a press release announcing that our Board of Directors determined that Trilogy’s proposal was not in our best interests or those of our stockholders. For reasons unrelated to Trilogy’s proposal, I-many and Selectica terminated the I-many merger on March 31, 2005. On April 11, 2005, Trilogy filed a Statement of Beneficial Ownership on Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.9% of our outstanding common stock as of that date. As described further in this annual report, Trilogy was also engaged in a patent infringement lawsuit against us, which has been settled.
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
     Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 59% and 76% of our revenues for the three months ended June 30, 2006 and June 30, 2005, respectively, and our ten largest customers accounted for approximately 76% and 86% of our revenues for the three months ended June 30, 2006 and June 30, 2005, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

	Three Months Ended
	June 30,
	2006	2005
Customer A	25%	29%
Customer B	11%	*
Customer C	*	24%
Customer D	*	13%

*	Customer account was less than 10% of total revenues.
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
     On April 22, 2004, Trilogy Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division alleging patent infringement against us. On September 2, 2004, we filed counter claims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,533,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling offering for sale, or importing products including configuration and ordering software.
     In January 2006, Trilogy and we reached a settlement resolving the patent dispute. Trilogy and us agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, we paid a one-time sum of $7.5 million to Trilogy on February 16, 2006.

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
     Services revenues, which generated 91% and 71% of our revenues during the three months ended June 30, 2006 and June 30, 2005, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. During the three months ended June 30, 2006 and June 30, 2005, respectively, gross margins percentages for services revenues and license revenues are as follows:

	Three Months Ended
	June 30,
	2006	2005
License	75%	94%
Services	46%	49%
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
     We conduct development, quality assurance and professional services operations in India. As of June 30, 2006 we employed 81 persons in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
     We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. During the three months ended June 30, 2006 and June 30, 2005, we recognized approximately $397,000 and $80,000, respectively, of such charges, which included the compensation expenses related to our recent adoption of SFAS 123R, as well as deferred compensation, option acceleration, option modification, and variable accounting.
     We adopted the provisions of SFAS 123R using a modified prospective application effective April 1, 2006. We use the Black-Scholes model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, SFAS 123R applies to new awards and to awards that are outstanding which are subsequently modified or cancelled. Upon adoption, compensation expense cost calculated under SFAS 123R will negatively impact our operating results.
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
     During fiscal 2006, we entered into non-exclusive joint sales and marketing agreement for Europe and certain vertical markets within North America with SalesTech, Pty. Ltd. (“SalesTech”) based in New Zealand. SalesTech is a relatively small company with limited financial resources that has been our reseller/partner for more than six years. Pursuant to this arrangement, both SalesTech and us will provide technology, personnel and management to further the sales and delivery of SalesTech applications for the telecom, banking and insurance industry vertical markets powered by our configuration and pricer engines. We have advanced approximately $1.8 million in expenses and prepaid royalties to SalesTech and the partnership since inception. We are entitled to receive repayment of pre-paid royalties and 50% of operating costs before net income from the partnership is distributed equally to the two companies. Failure to achieve sales and/or complete the delivery of solutions to customers could result in losses, write-offs and harm to our business.
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
  Patent Infringement
     On April 22, 2004, Trilogy Group (“Trilogy”) filed a complaint in the United States District Court for the Eastern District of Texas Marshall Division alleging patent infringement against us. On September 2, 2004, we filed counterclaims in the Eastern District of Texas Marshall Division action against Trilogy for infringement of our U.S. Patent Nos. 6,405,308, 6,675,294, 5,878,400 and 6,553,350 for willfully infringing, directly and indirectly, by making, using, licensing, selling, offering for sale, or importing products including configuration and ordering software.
     In January 2006, we reached a settlement with Trilogy resolving the patent dispute. Both parties agreed to grant each other cross-licenses to the asserted patents for the life of the patents, entered into mutual releases and dismissed with prejudice all outstanding patent infringement claims against each other. Under the terms of the settlement, we paid a one-time sum of $7.5 million to Trilogy on February 16, 2006.
  Class Action
     During 2001, a number of securities class action complaints were filed in the United States District Court for the Southern District of New York against us, certain of its officers and directors, and certain of the underwriters of ours March 13, 2000 initial public offering (“IPO”). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers, their officers and directors and their underwriters that make similar allegations involving the allocation of shares in the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. On April 19, 2002, plaintiffs filed a consolidated amended complaint asserting essentially the same claims as the original complaints.
     The amended complaint alleges that the officer and director defendants, the underwriter’s defendants and Selectica, Inc. violated federal securities laws by making material false and misleading statements in the prospectus incorporated in our registration statement on Form S-1 filed with the SEC in March 2000 in connection with our IPO. Specifically, the complaint alleges, among other things, that the underwriters solicited and received excessive and undisclosed commissions from several investors in exchange for which the underwriters allocated to those investors material portions of the restricted number of shares of common stock issued in our IPO. The complaint further alleges that the underwriters entered into agreements with its customers in which it agreed to allocate the common stock sold in our IPO to certain customers in exchange for which such customers agreed to purchase additional shares of our common stock in the after-market at pre-determined prices. The complaint also alleges that the underwriters offered to provide positive market analyst coverage for us after the IPO, which had the effect of manipulating the market for our stock.
     During the course of pre-trial proceedings, the plaintiffs dismissed their claims against the individual defendants without prejudice in return for the individual defendants’ execution of a tolling agreement. A motion to dismiss filed by us was denied by the Court on November 19, 2003.
     On June 25, 2003, a Special Committee of our Board of Directors approved a Memorandum of Understanding (the “MOU”) reflecting a settlement in which the plaintiffs agreed to dismiss the case against us with prejudice in return for our assignment of certain claims that we might have against its underwriters. The same offer of settlement was made to all the issuer defendants involved in the litigation. No payment to the plaintiffs by us is required under the MOU. After further negotiations, the essential terms of the MOU were formalized in a Stipulation and Agreement of Settlement (“Settlement”), which has been executed on behalf of us.
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
     As part of the Settlement, the settling issuers were required to assign to the plaintiffs certain claims they had against their underwriters (“Assigned Claims”). To preserve these claims while the proposed Settlement was pending the Court’s final approval, the settling issuers sought tolling agreements from the underwriters. In the event that an underwriting defendant would not enter a tolling agreement, under the terms of the proposed Settlement agreement, the settling issuer conditionally assigned the claims to a litigation trustee. Before the expiration of any relevant statutes of limitations, the litigation trustee filed lawsuits against the various issuers’ respective underwriters alleging the Assigned Claims. All of our underwriters entered into tolling agreements. On February 24, 2006, the Court dismissed, with prejudice, the Assigned Claims brought by the litigation trustee against the other issuers’ underwriters that had not entered into tolling agreements on statute of limitations grounds. After the Court’s ruling, two of our underwriters terminated their tolling agreements. Accordingly, we conditionally assigned their Assigned Claims to the litigation trustee. Because the Assigned Claims were part of the consideration contemplated under the Settlement, it is unclear how the Court’s February 24, 2006 decision will impact the Settlement and the Court’s final approval of it.
     On April 24, 2006, the Court held a hearing in connection with a motion for final approval of a proposed Settlement. The Court did not rule on the fairness of the Settlement at the hearing. It is uncertain when the Court will issue a ruling. Despite the preliminary approval of the Settlement, there can be no assurance that the Court will provide final approval of the Settlement.
     In the meantime, the plaintiffs and underwriters have continued to litigate the consolidated action. The litigation is proceeding through the class certification phase by focusing on six cases chosen by the plaintiffs and underwriters (“focus cases”). We are not a focus case. On October 13, 2004, the Court certified classes in each of the six focus cases. The underwriter defendants have appealed that decision to the United States Court of Appeals for the Second Circuit. On June 6, 2006, the Court heard oral argument from the underwriters and the plaintiffs on the appeal. After the argument, the Court indicated that it would reserve its decision. It is uncertain when the Court of Appeals will rule on the appeal.
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
Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of us.
     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights plan adopted by us on February 4, 2003 may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

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
     We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2006, we concluded that we had deficiencies in our internal controls over financial reporting that constituted a material weakness, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion. As of June 30, 2006, we concluded we continue to have deficiencies. If we cannot establish and maintain effective internal controls over financial reporting, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
Changes to accounting standards and financial reporting requirements or taxes, may affect our financial results.
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

(c) Issuer Purchases of Equity Securities.
     The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2006 by us or any “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3) under the Exchange Act.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares Purchased as	Approximate Dollar Value) of
	Number of	(b) Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased	Share	Programs (1)	Programs
April 1, 2006 – April 30, 2006	269,583	$2.69	269,583	$21,157,058

May 1, 2006 – May 31, 2006	499,741	$2.61	499,741	$19,832,096

June 1, 2006 – June 30, 2006	437,107	$2.48	437,107	$18,730,948

Total	1,206,431	$2.58	1,206,431	$18,730,948

(1)	On November 9, 2005, Selectica announced that its Board of Directors had authorized a new $25 million stock repurchase program. The new repurchase plan resulted in shares of our stock being repurchased in the open market from time to time based on market conditions. This new program replaced the prior repurchase plan previously announced on May 6, 2003.
(2) Shares have only been repurchased through publicly announced programs.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5: OTHER INFORMATION
Not applicable.
ITEM 6: EXHIBITS

Exhibit 31.1	Certification of President, Chief Executive Officer and Chief Financial Officer (Interim) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President, Chief Executive Officer and Chief Financial Officer (Interim) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 9, 2006

SELECTICA, INC. Registrant

/s/ STEPHEN BENNION
Stephen Bennion
President, Chief Executive Officer and Chief Financial Officer (Interim)

Exhibit Index

Exhibit	Description
31.1	Certification of President, Chief Executive Officer and Chief Financial Officer (Interim) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Chief Financial Officer (Interim) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.