Form 10-Q
period 2006-09-30
SELECTICA INC
filed 2007-10-03
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-29637

SELECTICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0432030
(State of Incorporation)	(IRS Employer Identification No.)

1740 TECHNOLOGY DRIVE SUITE 450, SAN JOSE, CA 95134

(Address of Principal Executive Offices)

(408) 570-9700

(Registrant's Telephone Number, Including Area Code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of October 31, 2006, was 30,121,525.

FORM 10-Q

SELECTICA, INC.

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2006. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-Q for the three and six months ended September 30, 2006, we are restating our consolidated balance sheet as of March 31, 2006. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in October, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission (“2007 Form 10-K”) on October 2, 2007, we are restating our consolidated balance sheet as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to July 12, 2007, and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to July 12, 2007 should not be relied upon and are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after July 12, 2007.

Except for the sections that address the restatement, or as otherwise specifically noted in this 2007 Form 10-Q, all of the information in this 2007 Form 10-Q is as of September 30, 2006 and does not reflect events occurring after that date. Accordingly, this 2007 Form 10-Q should be read in conjunction with our periodic filings made with the SEC, including any amendments to those filings, as well as any Current Reports filed on Form 8-K.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2006	March 31, 2006 *
	(unaudited)	Restated(1)
Assets
Current assets:
Cash and cash equivalents	$16,740	$12,628
Short-term investments	48,065	61,377
Accounts receivable, net of allowance for doubtful accounts of $254 and $167, respectively	1,685	3,243
Prepaid expenses and other current assets	1,436	2,259

Total current assets	67,926	79,507

Property and equipment, net	2,329	2,407
Intangible assets	412	516
Other assets	563	511
Long-term investments	3,097	2,929

Total assets	$74,327	$85,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$731	$1,651
Accrued payroll and related liabilities	1,261	1,431
Other accrued liabilities	2,121	2,467
Deferred revenues	2,955	2,052

Total current liabilities	7,068	7,601

Other long term liabilities	1,358	1,090

Contingencies (see Note 5)

Stockholders’ equity:
Common stock	3	4
Additional paid-in capital	299,017	299,107
Deferred compensation	53	(1,072)
Accumulated deficit	(203,947)	(195,944)
Accumulated other comprehensive loss	(20)	(107)
Treasury stock	(29,205)	(24,809)

Total stockholders’ equity	65,901	77,179

Total liabilities and stockholders’ equity	$74,327	$85,870

(1)	See Note 3 “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements.

See accompanying notes.

*Derived from audited consolidated financial statements

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
License	$293	$1,039	$761	$3,073
Services	2,703	5,040	7,451	10,085

Total revenues	2,996	6,079	8,212	13,158
Cost of revenues:
License	865	206	980	338
Services	1,874	1,943	4,443	4,528

Total cost of revenues	2,739	2,149	5,423	4,866

Gross profit	257	3,930	2,789	8,292
Operating expenses:
Research and development	2,149	2,221	4,251	4,789
Sales and marketing	1,779	1,691	3,622	3,434
General and administrative	2,599	3,096	4,455	6,400

Total operating expenses	6,527	7,008	12,328	14,623

Loss from operations	(6,270)	(3,078)	(9,539)	(6,330)
Interest and other income, net	882	640	1,600	1,185

Loss before provision for income taxes	(5,388)	(2,438)	(7,939)	(5,145)
Provision for income taxes	35	18	64	48

Net loss	$(5,423)	$(2,456)	$(8,003)	$(5,193)

Basic and diluted net loss per share	$(0.18)	$(0.07)	$(0.26)	$(0.16)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	30,552	32,906	30,997	32,837

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(8,003)	$(5,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285	481
Amortization	104	130
Loss (gain) on disposition of property and equipment	(33)	9
Stock based compensation expense	888	126
Compensation expenses related to modification of options	—	(16)
Changes in assets and liabilities:
Accounts receivable (net)	1,558	(69)
Prepaid expenses and other current assets	823	(207)
Other assets	(52)	(19)
Accounts payable	(919)	(175)
Accrued payroll and related liabilities	(170)	(316)
Other accrued liabilities and long term liabilities	(79)	(111)
Deferred revenues	903	(328)

Net cash used in operating activities	(4,695)	(5,688)

Investing activities
Purchase of capital assets	(207)	(64)
Purchase of short-term investments	(16,624)	(28,699)
Purchase of long-term investments	(168)	(6,130)
Proceeds from maturities of short-term investments	30,022	23,629
Proceeds from maturities of long-term investments	—	4,133
Cash paid for acquisition	—	(801)
Proceeds from disposal of fixed assets	33	—

Net cash provided by (used in) investing activities	13,056	(7,932)

Financing activities
Purchase of treasury stock	(4,397)	—
Proceeds from issuance of common stock	148	425

Net cash provided by (used in) financing activities	(4,249)	425

Net increase (decrease) in cash and cash equivalents	4,112	(13,195)
Cash and cash equivalents at beginning of the period	12,628	29,360

Cash and cash equivalents at end of the period	$16,740	$16,165

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and six months ended September 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the six months ended September 30, 2006 and 2005 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2006, and the results of operations for the three and six months ended September 30, 2006 and 2005 and cash flows for the six months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2006 has been derived from the audited consolidated financial statements at that date.

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

2. Summary of Significant Accounting Policies

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2006 except FAS 123R as discussed in the financial statement footnotes.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company's revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Customer A	16%	23%	11%	26%
Customer B	40%	19%	31%	22%
Customer C	*	11%	*	15%
Customer D	*	17%	*	*
Customer E	13%	*	12%	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	September 30, 2006	March 31, 2006
Customer A	21%	24%
Customer B	14%	*
Customer C	11%	24%
Customer D	*	11%

*	Customer account was less than 10% of net accounts receivable.

Accumulated and Other Comprehensive Loss

SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s financial statements. Accumulated other comprehensive loss is comprised of net unrealized losses on available for sale securities of approximately $20,000 and $107,000, respectively, at September 30, 2006 and March 31, 2006.

The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(5,423)	$(2,456)	$(8,003)	$(5,193)
Change in unrealized gain on securities	78	64	87	236

Comprehensive loss	$(5,345)	$(2,392)	$(7,916)	$(4,957)

Stock-Based Compensation

Beginning April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan rights and compensation cost is recognized as expense over the requisite service period.

The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. See Note 6.

The pro-forma information for the three and six months ended September 30, 2005 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss, as reported (restated)	$(2,456)	$(5,193)
Add: Stock-based employee compensation expense included in reported net loss	57	126
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(740)	(1,469)

Net loss, pro forma	$(3,139)	$(6,536)

Basic and diluted net loss per share, as reported (restated)	$(0.07)	$(0.16)

Basic and diluted net loss per share, pro forma	$(0.10)	$(0.20)

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, consistent with the provisions of SFAS 123R, SAB No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123) to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The Company estimates the volatility of its stock options by using historical volatility in accordance with SAB No. 107. The Company believes its historical volatility is representative of its estimate of expectations of the expected term of its equity instruments. The Company bases the risk-free interest rate used in the option-pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical experience to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different option-pricing model, the future periods may differ significantly from what has been recorded in the current period and could materially affect operating income (loss), net income (loss) and net income (loss) per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing option-pricing models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of its stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these option-pricing models, nor is there a means to compare and adjust the estimates to actual values.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three and six months ended September 30, 2006 was $56,403 and $107,976, respectively. The compensation cost in connection with the ESPP for the three and six months ended September 30, 2005 was $53,629 and $90,120, respectively. During the three and six months ended September 30, 2006, there were no shares and 18,289 shares issued, respectively, under the ESPP at a weighted average purchase price of $0 and $2.30 per share, respectively. During the three and six months ended September 30, 2005, there were no shares and 36,360 shares, respectively, issued under the ESPP at a weighted average purchase price of $0 and $2.77 per share, respectively. At September 30, 2006, 3,651,792 shares were available for purchase under the ESPP.

Impact of the Adoption of SFAS No. 123R

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R under which prior periods are not revised for comparative purposes. The effect of recording stock-based compensation for the three and six months ended September 30, 2006 was as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenues	$76	$130
Research and development	100	152
Selling and marketing	64	110
General and administrative	267	496

Impact on net loss	$507	$888

Segment Information

International revenues are attributable to countries based on the location of the customers. For the three and six months ended September 30, 2006, sales to international locations were derived primarily from the United Kingdom, Canada, India and Japan. For the three and six months ended September 30, 2005, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden and the United Kingdom.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
International revenues	6%	18%	12%	17%
Domestic revenues	94%	82%	88%	83%

Total revenues	100%	100%	100%	100%

For the three and six months ended September 30, 2006, there were no sales to any international customer that accounted for 10% of the total revenue. For the three and six months ended September 30, 2005, sales to one specific international customer accounted for 13% of total revenue.

As of September 30, 2006 and March 31, 2006, the Company held long-lived assets outside of the United States with a net book value of approximately $1.0 million, which were primarily in India.

Treasury Stock

In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. As of September 30, 2006, approximately $17.4 million remained available to be used under this program. The Board also dissolved the previous stock buyback program initiated in May 2003. Pursuant to the plan, the Company expects to repurchase shares in the open market from time to time based on market conditions. During the three and six months ended September 30, 2006, the Company repurchased 523,330 and 1,729,761 shares, respectively, of its common stock. During the three and six months ended September 30, 2005, the Company did not repurchase any shares of its common stock.

Concurrent Transaction

In May 2006, the Company entered into a swap contract with Azul, whereby Azul would receive two years of the Company’s on-demand products, Contract Management and Fastraq, installation, training and other services and the Company would receive, in exchange, two high-speed servers and the required power systems. The value of the transaction was $208,454. There was no monetary exchange. The Company utilized its list price to establish the value of the assets received, which included a 5% discount. The Company accounted for this transaction in accordance with APB No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Transactions – an amendment to APB 29”. As of September 30, 2006, the Company had received the two servers, and placed them into service in September. The Company does not plan to resell the servers. Azul went live on Fastraq and started using Selectica services in September 2006.

The Company will depreciate the servers over a period of three years. The Company will recognize the service work when all required elements for revenue recognition are satisfied and will recognize the subscription revenue prorata over the 2-year term of the agreement.

The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the six months ended September 30, 2006, the Company recognized approximately $14,000 of revenue from the value-added reseller and did not purchase any professional services from the value-added reseller. For the three and six months ended September 30, 2005, the Company recognized approximately $585,000 of revenue from the value-added reseller and did not purchase any professional services from the value-added reseller.

Related Party Transaction and Severance Agreement

In connection with the resignation of Dr. Sanjay Mittal, as Chief Executive Officer in September 2003, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service.

In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation, which was settled in February 2006. As a result, his consulting services agreement terminated. Dr. Mittal was paid $15,000 fees for consulting services for the three and six months ended September 30, 2006 and $9,750 for the six months ended September 30, 2005. Dr. Mittal was a member of the Board of Directors until July 21, 2006.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 for fiscal years beginning after December 15, 2006.

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

3. Restatement of Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In this Form 10-Q for the three and six months ended September 30, 2006, we are restating our consolidated balance sheet as of March 31, 2006. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in October, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission (“2007 Form 10-K”) on October 2, 2007, we are restating our consolidated balance sheet as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to July 12, 2007, and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to July 12, 2007 should not be relied upon and are superseded in their entirety by this Form 10-Q and other reports filed by us with the Securities and Exchange Commission on or after July 12, 2007.

Background relating to Special Committee Investigation

In October 2006, Selectica’s Board of Directors formed a Special Committee to conduct a voluntary investigation of its historical stock option grants. The Special Committee retained independent legal counsel, and forensic accounting experts to assist with the investigation. The scope of the Special Committee investigation included all stock option grants dating from the eve of the Company’s initial public offering (“IPO”), which occurred on March 10, 2000, through the end of 2006 (the “Review Period”). During the Review Period, the Company issued approximately 22 million option shares and restricted stock. The Company made 2,424 grants on 164 grant dates.

Based on the Special Committee’s investigation, which the Company’s Board of Directors has adopted, we have determined that the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 2001-2005 differ from the recorded grant dates of such awards and that new measurement dates for financial accounting purposes apply to the affected awards which result in additional non-cash stock-based compensation expense.

The Special Committee found, among other things, that the Company lacks contemporaneous evidence supporting a significant number of the recorded option grants. Further, the Company appears to have incorrectly measured the effective dates for a number of its option grants based on a variety of factors, including delays in the approval of awards, retrospective selection of some grant dates, the absence of clear and definitive documentation regarding grant dates, modifications of or additions to previously awarded grants, and other issues relating to unreliable processes. The affected grants include grants to employees, officers and former directors.

Because of the time required to complete our internal investigation and determine the appropriate accounting treatment, we have been delinquent in filing our Quarterly Reports on Form 10-Q for the three month periods ended September 30, 2006 and December 31, 2006. Those reports have been filed concurrently with this 2007 Form 10-Q.

Remedial measures

In light of the findings of the Special Committee, the Company has adopted remedial measures as indicated below and intends to adopt and implement further remedial measures at the earliest practicable date, including, among other things, the following:

1.	Effective January 30, 2007, the Company has adopted a new stock option grant policy intended to eliminate many of the procedural issues that precipitated the Special Committee investigation. Among other things, the policy now provides that all stock option awards to officers and other employees will be granted by the Compensation Committee, and all stock option awards will be granted at meetings at which minutes shall be taken. Unanimous Written Consents (UWCs) will no longer be used to grant stock option awards.

2.	The Special Committee has been conducting a “best practices” review of the Company’s existing stock option controls, processes, policies and procedures with the assistance of its auditors, as well as independent and corporate counsel. The Committee will soon propose improvements to the controls, processes, policies and procedures intended to strengthen the Company’s options granting practices.

3.	Effective August 24, 2007, Mr. Bennion is no longer the Company’s Chief Executive Officer or a member of the Board of Directors. However, in light of Mr. Bennion’s significant, ongoing contributions to the Company, knowledge of the industry and relationships with key providers and customers of the Company, the Board believed that Mr. Bennion could continue to provide substantial value to the Company’s shareholders. Accordingly, Mr. Bennion was offered and accepted a new role as Vice President and General Manager of the Configuration, Pricing and Quoting Business Unit. Mr. Bennion’s new position does not involve accounting or financial reporting responsibilities.

4.	The Company has undertaken to improve training and education for all directors, officers and other relevant personnel. These improvements are designed to ensure that everyone involved in the granting and administration of stock options fully understands the terms of the stock option plans, the relevant accounting requirements under Generally Accepted Accounting Principles for stock options and other share-based compensation, as well as recent revisions to the grant approval and documentation process. Going forward, such training will be held annually and as needed for the education of newly-hired personnel.

5.	The Audit Committee will review the Company’s compliance with all controls and procedures regarding equity compensation, including the Company’s stock option policies and procedure, at least annually, to determine whether additional revisions, training, or oversight is required.

Accounting Considerations—Stock-Based Compensation

We accounted for employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. We issued most grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense. In cases where stock option grants were issued at less than fair market value, we amortized the discount over the vesting period of the option adjusting for terminations.

As a result of the findings of the investigation conducted by the Audit Committee and our own further review of our stock option granting practices, we determined that, although fixed accounting under APB 25 was appropriate, the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. In some instances, we were only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, we developed a methodology to establish the revised measurement date as our estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. Using the methodology described below, we concluded that it was appropriate to revise the measurement dates for these grants based upon our findings, and we refer to these revised measurement dates as the Deemed Measurement Dates.

We calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Deemed Measurement Dates of stock option awards determined to be fixed under APB 25 and the vesting provisions of the underlying options. We calculated the intrinsic value on the Deemed Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognized these amounts as compensation expense over the vesting period of the underlying options (generally four years).

We determined the Deemed Measurement Dates for all stock option grants to be either the Approval Date or the Communication Date for the stock option grant. The Approval Date was used in each case that it was reliably determined that a Board meeting occurred on such a date, and the Communication Date was used in those cases where the Approval Date could not be determined or was determined to be unreliable.

The Approval Date for the stock option was the date set forth in executed minutes or a fully-executed consent of the board of directors, compensation committee, provided that (1) documentary evidence existed that the allocation of shares had been finalized on such date, and (2) the Communication Date for the stock option was within 30 days of the Approval Date.

The Communication Date for the stock option was the date we determined the key terms of the option (both the number of shares and the exercise price) to be initially communicated to the optionee. In the absence of specific documentary evidence of initial communication, we generally determined the Communication Date to be the date the employee record was added to the stock option database application (Record Add Date).

We determined that variable accounting under APB 25, which is required in situations when the terms of option grants are modified subsequent to the date that all granting actions are complete, was not applicable for any of the grants during the Review Period.

The methodology described above, and the determination of which stock option grants should be considered Outliers, as described above, involves judgment. We believe that the judgments applied are consistent with the provisions of the appropriate accounting pronouncements and the letter from the Office of the Chief Accountant of the SEC to the Financial Executives International and the American Institute of Certified Public Accountants dated September 19, 2006.

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on beginning accumulated deficit and the Company’s previously reported consolidated statements of income for the periods indicated:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005	Accumulated Deficit April 1, 2004
	(in thousands, except per share amounts)
As previously reported:	$(2,421)	$(5,150)	$(157,960)
Adjustment stock compensation expense (benefit)	(35)	(43)	(4,220)
Adjustment payroll taxes, interest and penalties	$—	$—	$(1,137)
As restated	$(2,456)	$(5,193)	$(163,317)

The following table presents the impact of the individual restatement adjustments, which is explained in further detail in note 3 above:

		Years Ended
	Three Months Ended June 30, 2006	2006	2005	2004	2003	2002	2001	2000
	(in thousands)
Stock based compensation expense	$(17)	$82	$370	$564	$1,170	$1,781	$702	$92
Payroll taxes, interest and penalties				1,137

Total adjustment to net loss due to stock based compensation	$(17)	$82	$370	$1,701	$1,170	$1,781	$702	$92

Stock-Based Compensation—These adjustments are from the Company’s determination that the initially recorded measurement dates of option grants could not be relied upon, based upon the Special Committee’s investigation and the Company’s subsequent reviews and analyses. For substantially all such option grants, there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained as of the initially recorded measurement date. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as previously described and accounted for these grants as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

Payroll taxes, interest and penalties—During the year ended March 31, 2005, in connection with certain stock based compensation adjustments, the Company determined that certain stock options were exercised without the imposition of income tax withholding and employment taxes. As of September 25, 2007, the Company has recorded a net liability of approximately $1,137,000 for the accrued, but unpaid payroll tax, interest, and penalty expense. Such costs were recorded in the periods in which the underlying stock options were exercised. In subsequent periods, should the Company confirm that such income associated with the exercise of stock options was appropriately reported on the recipient’s personal income tax return, such expenses will be in material part reversed, with the reduction in the related functional expense category in the Company’s consolidated statements of operations.

Income tax benefit (provision)—Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified as ISOs under IRS regulations, and therefore should be accounted for as if they were Nonstatutory Stock Options under the IRC, or NSOs, for income tax accounting purposes. However, the Company recorded no income tax benefit associated with stock-based compensation and related charges because of valuation allowances provided against the resulting deferred tax assets, as the Company believes that sufficient doubt exists that it will be able to realize the value of those assets.

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of operations (unaudited, in thousands, except per share data):

	As Previously Reported Periods Ended
	Three Months Sept. 30, 2005	Six Months Sept. 30, 2005
Net Revenues	6,079	13,158
Gross profit	3,935	8,295

Loss from operations	(3,043)	(6,287)
Net loss	(2,421)	(5,150)

Basic and diluted, net loss per share	$(0.07)	$(0.16)

	Adjustments Periods Ended
	Three Months Sept. 30, 2005	Six Months Sept. 30, 2005
Net Revenues	$—	$—
Gross profit	(5)	(3)

Loss from operations	(35)	(44)
Net loss	(35)	(44)

Basic and diluted, net loss per share	$(0.00)	$(0.00)

	As Restated Periods Ended
	Three Months Sept. 30, 2005	Six Months Sept. 30, 2005
	(Restated)	(Restated)
Net Revenues	6,079	13,158
Gross profit	3,930	8,292

Loss from operations	(3,078)	(6,330)
Net loss	(2,456)	(5,193)

Basic and diluted, net loss per share	$(0.07)	$(0.07)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated balance sheet items (unaudited, in thousands):

	As Previously Reported March 31, 2006	Adjustments Period Ended March 31, 2006	As Restated Period Ended March 31, 2006
Other accrued liabilities	1,330	1,137	2,467
Total current liabilities	6,464	1,137	7,601
Additional paid-in capital	293,383	5,725	299,107
Deferred stock-based compensation	(20)	(1,054)	(1,072)
Accumulated deficit	(190,136)	(5,808)	(195,944)
Total stockholders’ equity	$78,315	$(1,137)	$77,179

4. Acquisition

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

As of September 30, 2006, the intangible assets associated with Determine are included in Other Assets as follows:

Amount
(in thousands)
Cost	$801
Accumulated amortization	(389)

Net	412

These intangible assets are being amortized on a straight-line basis over their estimated lives:

	Six months Ended	Fiscal Years Ended March 31,
	2007	2008	2009	2010
	(in thousands)
Amortization by fiscal year	$103	$207	$95	$7

Amortization for the three and six months ended September 30, 2006, was approximately $52,000 and $103,000 for each respective period. Amortization for the three and six months ended September 30, 2005, was approximately $78,000 and $130,000 for each respective period.

5. Litigation

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

6. Stock-Based Compensation

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

The Company calculated the fair value of employee stock options at the date of grant with the following weighted average assumptions for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.61%	3.97%	4.61%	3.72%
Dividend yield	—	—	—	—
Expected volatility	39.98%	62.16%	40.04%	64.93%
Expected option life in years	3.23	3.69	3.33	3.86
Weighted average fair value at grant date	$0.80	$1.58	$0.80	$1.64

The Company calculated the fair value of employee stock purchase rights at the date of grant with the following weighted average assumptions for the periods indicated:
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.14%	3.57%	5.14%	3.57%
Dividend yield	—	—	—	—
Expected volatility	43.66%	63.55%	43.66%	63.55%
Expected option life in years	1.25	1.16	1.25	1.16
Weighted average fair value at grant date	$1.02	$1.37	$1.02	$1.37

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares available for grant	Options Outstanding
		Number of shares	Weighted-average exercise price per share
	(in thousands)
Outstanding at June 30, 2006	8,941	6,340	$3.61
Grants	(928)	928	$2.41
Options exercised	0	(1)	$0.50
Options cancelled	1,564	(1,564)	$3.54
Restricted stock awards	(224)
Plan Shares Expired	(1)	0	$0.00

Outstanding at September 30, 2006	9,352	5,703	$3.43

The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2006 was $2.43 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $60,087, of which $55,382 was related to exercisable options. The following table summarizes values for the indicated periods:

	Three Months Ending September 30, 2006	Six Months Ending September 30, 2006
	(in thousands)
Weighted average grant date fair value	$738	$743
Intrinsic value of options exercised	$1	$36
Fair value of shares vesting during the quarter	$258	$258

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
$ 1.50 — $ 2.47	1,392,738	5.86	909,175	$2.37
$ 2.50 — $ 2.85	1,223,250	2.95	1,082,467	2.61
$ 2.88 — $ 3.39	488,577	3.81	248,952	3.17
$ 3.40 — $ 3.40	1,427,812	2.29	1,021,769	3.40
$ 3.44 — $ 63.48	1,170,519	2.14	1,061,360	5.78

$ 1.50 — $ 63.48	5,702,896	3.40	4,323,723	$3.56

The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Weighted average options with strike price below FMV	1,079,238	2,390,902	1,433,988	2,390,902
Weighted average options with strike price at FMV	0	0	0	0
Weighted average options with strike price above FMV	4,623,658	5,264,750	4,268,908	5,264,750

The weighted average remaining contractual term of all options exercisable at September 30, 2006 is 3.0 years. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company's common stock during the period	4,624	5,265	4,269	5,265
Options excluded for which the exercise price was at or less than the average fair market value of the Company's common stock during the period but were excluded as inclusion would decrease the Company's net loss per share	1,079	2,391	1,434	2,391

Total common stock equivalents excluded from diluted net loss per common share	5,703	7,656	5,703	7,656

8. Income Taxes

The Company recorded a provision for income taxes of approximately $35,000 and $64,000 for the three and six months ended September 30, 2006, respectively. The Company recorded a provision for income taxes of approximately $18,000 and $48,000 for the three and six months ended September 30, 2005, respectively. The provision relates to state franchise taxes in the U.S. and foreign taxes on interest income in India.

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

9. Restructuring

On August 9, 2006 the company entered into a separation agreement with Vincent Ostrosky. Under the separation agreement Mr. Ostrosky received a lump sum severance payment equal to 12 months of his base salary or $400,000. In May 2005, the Company reduced headcount by 42 employees. Headcount reduction consisted of 11 in general and administrative, 12 in sales and marketing, 8 in research and development and 11 in professional service. These reductions resulted in charges of approximately $824,000 during the quarter ended June 30, 2005, consisting principally of severance payments and benefits, of which $116,000 was included in cost of revenues, $131,000 included in research and development expense, $118,000 included in sales and marketing expense, and $459,000 included in general and administrative expense. The charges for this reduction in staff have been accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” All amounts associated with this reduction have been paid as of September 30, 2006.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis" as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-Q for the three and six months ended September 30, 2006, we are restating our consolidated balance sheet as of March 31, 2006. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in October, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended March 31, 2007 to be filed with the Securities and Exchange Commission (“2007 Form 10-K”), we are restating our consolidated balance sheet as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to July 12, 2007, and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to July 12, 2007 should not be relied upon and are superseded in their entirety by this 2007 Form 10-Q and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after July 12, 2007.

Background relating to Special Committee Investigation

In October 2006, Selectica’s Board of Directors formed a Special Committee to conduct a voluntary investigation of its historical stock option grants. The Special Committee retained independent legal counsel forensic accounting experts, to assist with the investigation. The scope of the Special Committee investigation included all stock option grants dating from the eve of the Company’s initial public offering (“IPO”), which occurred on March 10, 2000, through the end of 2006 (the “Review Period”). During the Review Period, the Company issued approximately 22 million option shares and restricted stock. The Company made 2,424 grants on 164 grant dates.

Based on the Special Committee’s investigation, which the Company’s Board of Directors has adopted, we have determined that the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 2001-2005 differ from the recorded grant dates of such awards and that new measurement dates for financial accounting purposes apply to the affected awards which result in additional non-cash stock-based compensation expense.

The Special Committee found, among other things, that the Company lacks contemporaneous evidence supporting a significant number of the recorded option grants. Further, the Company appears to have incorrectly measured the effective dates for a number of its option grants based on a variety of factors, including delays in the approval of awards, retrospective selection of some grant dates, the absence of clear and definitive documentation regarding grant dates, modifications of or additions to previously awarded grants, and other issues relating to unreliable processes. The affected grants include grants to employees, officers and former directors.

Because of the time required to complete our internal investigation and determine the appropriate accounting treatment, we have been delinquent in filing our Quarterly Reports on Form 10-Q for the three month periods ended September 30, 2006 and December 31, 2006. Those reports have been filed concurrently with this 2007 Form 10-K.

Remedial measures

In light of the findings of the Special Committee, the Company has adopted remedial measures as indicated below and intends to adopt and implement further remedial measures at the earliest practicable date, including, among other things, the following:

6.	Effective January 30, 2007, the Company has adopted a new stock option grant policy intended to eliminate many of the procedural issues that precipitated the Special Committee investigation. Among other things, the policy now provides that all stock option awards to officers and other employees will be granted by the Compensation Committee, and all stock option awards will be granted at meetings at which minutes shall be taken. Unanimous Written Consents (UWCs) will no longer be used to grant stock option awards.

7.	The Special Committee has been conducting a “best practices” review of the Company’s existing stock option controls, processes, policies and procedures with the assistance of its auditors, as well as independent and corporate counsel. The Committee will soon propose improvements to the controls, processes, policies and procedures intended to strengthen the Company’s options granting practices.

8.	Effective August 24, 2007, Mr. Bennion is no longer the Company’s Chief Executive Officer or a member of the Board of Directors. However, in light of Mr. Bennion’s significant, ongoing contributions to the Company, knowledge of the industry and relationships with key providers and customers of the Company, the Board believed that Mr. Bennion could continue to provide substantial value to the Company’s shareholders. Accordingly, Mr. Bennion was offered and accepted a new role as Vice President and General Manager of the Configuration, Pricing and Quoting Business Unit. Mr. Bennion’s new position does not involve accounting or financial reporting responsibilities.

9.	The Company has undertaken to improve training and education for all directors, officers and other relevant personnel. These improvements are designed to ensure that everyone involved in the granting and administration of stock options fully understands the terms of the stock option plans, the relevant accounting requirements under Generally Accepted Accounting Principles for stock options and other share-based compensation, as well as recent revisions to the grant approval and documentation process. Going forward, such training will be held annually and as needed for the education of newly-hired personnel.

10.	The Audit Committee will review the Company’s compliance with all controls and procedures regarding equity compensation, including the Company’s stock option policies and procedure, at least annually, to determine whether additional revisions, training, or oversight is required.

Accounting Considerations—Stock-Based Compensation

We accounted for employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. We issued most grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense. In cases where stock option grants were issued at less than fair market value, we amortized the discount over the vesting period of the option adjusting for terminations.

As a result of the findings of the investigation conducted by the Audit Committee and our own further review of our stock option granting practices, we determined that, although fixed accounting under APB 25 was appropriate, the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. In some instances, we were only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, we developed a methodology to establish the revised measurement date as our estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. Using the methodology described below, we concluded that it was appropriate to revise the measurement dates for these grants based upon our findings, and we refer to these revised measurement dates as the Deemed Measurement Dates.

We calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Deemed Measurement Dates of stock option awards determined to be fixed under APB 25 and the vesting provisions of the underlying options. We calculated the intrinsic value on the Deemed Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognized these amounts as compensation expense over the vesting period of the underlying options (generally four years).

We determined the Deemed Measurement Dates for all stock option grants to be either the Approval Date or the Communication Date for the stock option grant. The Approval Date was used in each case that it was reliably determined that a Board meeting occurred on such a date, and the Communication Date was used in those cases where the Approval Date could not be determined or was determined to be unreliable.

The Approval Date for the stock option was the date set forth in executed minutes or a fully-executed consent of the board of directors, compensation committee, provided that (1) documentary evidence existed that the allocation of shares had been finalized on such date, and (2) the Communication Date for the stock option was within 30 days of the Approval Date.

The Communication Date for the stock option was the date we determined the key terms of the option (both the number of shares and the exercise price) to be initially communicated to the optionee. In the absence of specific documentary evidence of initial communication, we generally determined the Communication Date to be the date the employee record was added to the stock option database application (Record Add Date).

We determined that variable accounting under APB 25, which is required in situations when the terms of option grants are modified subsequent to the date that all granting actions are complete, was not applicable for any of the grants during the Review Period.

The methodology described above, and the determination of which stock option grants should be considered Outliers, as described above, involves judgment. We believe that the judgments applied are consistent with the provisions of the appropriate accounting pronouncements and the letter from the Office of the Chief Accountant of the SEC to the Financial Executives International and the American Institute of Certified Public Accountants dated September 19, 2006.

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on beginning accumulated deficit and the Company’s previously reported consolidated statements of income for the three and six months ended September 30, 2005:

	Net Loss September 30,		Accumulated Deficit April, 1, 2004
	Three Months Ended 2005	Six Months Ended 2005
	(in thousands, except per share amounts)
As previously reported:	$(2,421)	$(5,150)	$(157,960)
Adjustment stock compensation expense (benefit)	(35)	(43)	(4,220)
Adjustment payroll taxes, interest and penalties	$—	$—	$(1,137)
As restated	$(2,456)	$(5,193)	$(163,317)

The following table presents the impact of the individual restatement adjustments, which is explained in further detail in note 3 above:

		Years Ended
	Three Months Ended June 30, 2006	2006	2005	2004	2003	2002	2001	2000
	(in thousands)
Stock based compensation expense	$(17)	$82	$370	$564	$1,170	$1,781	$702	$92
Payroll taxes, interest and penalties				1,137

Total adjustment to net loss due to stock based compensation	$(17)	$82	$370	$1,701	$1,170	$1,781	$702	$92

Stock-Based Compensation—These adjustments are from the Company’s determination that the initially recorded measurement dates of option grants could not be relied upon, based upon the Special Committee’s investigation and the Company’s subsequent reviews and analyses. For substantially all such option grants, there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained as of the initially recorded measurement date. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as previously described and accounted for these grants as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

Payroll taxes, interest and penalties—During the year ended March 31, 2005, in connection with certain stock based compensation adjustments, the Company determined that certain stock options were exercised without the imposition of income tax withholding and employment taxes. As of September 25, 2007, the Company has recorded a net liability of approximately $1,137,000 for the accrued, but unpaid payroll tax, interest, and penalty expense. Such costs were recorded in the periods in which the underlying stock options were exercised. In subsequent periods, should the Company confirm that such income associated with the exercise of stock options was appropriately reported on the recipient’s personal income tax return, such expenses will be in material part reversed, with the reduction in the related functional expense category in the Company’s consolidated statements of operations.

Income tax benefit (provision)—Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified as ISOs under IRS regulations, and therefore should be accounted for as if they were Nonstatutory Stock Options under the IRC, or NSOs, for income tax accounting purposes. However, the Company recorded no income tax benefit associated with stock-based compensation and related charges because of valuation allowances provided against the resulting deferred tax assets, as the Company believes that sufficient doubt exists that it will be able to realize the value of those assets.

Overview

We are a leading provider of configuration, price and quotation (CPQ) software used by companies to manage the contracting process for their products and services. Historically, our solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare. However, these types of large system sales have declined significantly in recent years as the market has shifted toward smaller scale, more focused system implementations and away from the large, custom project implementations that we have historically provided.

In response to this shift, we began focusing more internal resources on the contract lifecycle management (CLM) market, beginning with the acquisition of certain assets of Determine Software in May 2005. Our CLM products extend our business model by permitting us to offer a broader range of on-premise or hosted solutions for our customers. These products are targeted at small to large businesses interested in using application software to manage configurable product and service offerings, though automated pricing management, contract management, and compliance. We expect sales of our CLM products to account for an increasing percentage of overall sales in the future.

Also in response to these business developments, we reduced our operating costs through the reduction of personnel and other costs. During fiscal 2006 and the first half of fiscal 2007, sales of our legacy CPQ software declined rapidly and were only partially offset by growth in bookings and sales of our CLM products. We expect sales of our CPQ products to remain flat and sales of our CLM products to account for an increasing percentage of overall sales for the remainder of fiscal 2007. We plan to further streamline our operations by vacating our corporate headquarters and reducing headcount during the second half of fiscal 2007. With these actions, we estimate our breakeven level will be reduced to below $5.0 million in quarterly revenues by the end of fiscal 2007. Based on our expectation that new bookings will improve, combined with our ongoing cost reduction initiatives, we expect to achieve profitability in the fourth quarter of fiscal year 2007.

On August 9, 2006, we announced that our board of directors had named Stephen Bennion as our new Chairman and Chief Executive Officer. Mr. Bennion had served as our Chief Financial Officer since 1999. Mr. Bennion replaced Vince Ostrosky. Mr. Ostrosky will continue to serve on our board of directors. On September 28, 2006, we announced that our board of directors had named Bill Roeschlein as our new Chief Financial Officer.

Quarterly Financial Overview

For the three and six months ended September 30, 2006, our revenues were approximately $3.0 million and $8.2 million, respectively, with license revenues representing 10% and 9%, respectively, and services revenues representing 90% and 91%, respectively, of total revenues. Approximately 69% of our quarterly revenue came from 3 customers and approximately 54% of our six months of revenue came from 3 customers. License margins for the quarter were (195)% and services margins were 32%. License margins for the six months ended were (29)% and services margins were 41%. While we anticipate entering into more time and material based services contracts, we still have some existing contracts, which have fixed fee terms and may lower services margins in the future. Net loss for the three and six months ended September 30, 2006 was approximately $5.4 million and $8.0 million, respectively, or $0.18 and $0.26, respectively, per share.

Overall bookings for the three and six months ended September 30, 2006 decreased in comparison to three and six months ended September 30, 2005. Booking declines in our CPQ business were only partially offset by increased bookings in our CLM business. We will need to continue to increase our level of overall bookings on a quarterly basis in order to increase our reported revenues. We may continue to reduce quarterly operating expense levels depending on the level of bookings achieved.

Additionally, as part of our continuing expense reduction efforts, we will relocate our corporate headquarters to a lower cost facility in the San Jose area. We expect this relocation to occur in the third quarter of fiscal 2007. Accordingly, we expect to record a one-time charge of approximately $6.0 million in the third quarter of fiscal 2007 related to these relocation efforts.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2006 except FAS123R as discussed in the financial statement footnotes.

The following table shows how our revenues have been recognized:

	Three Months Ended September 30,		Six Months Ended September 30,
As a Percentage of Total Revenues:	2006	2005	2006	2005
Contract accounting	56%	69%	63%	69%
Residual method		—		—
Subscription method (includes maintenance)	44%	31%	37%	31%

Total revenues	100%	100%	100%	100%

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

In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to our patent litigation, which was settled in February 2006. As a result, his consulting services agreement terminated. Dr. Mittal was not paid any fees for consulting services for the three and six months ended September 30, 2006 and September 30, 2005. Dr. Mittal was a member of the Board of Directors until July 21, 2006.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Customer A	16%	23%	11%	26%
Customer B	40%	19%	31%	22%
Customer C	*	11%	*	15%
Customer D	*	17%	*	*
Customer E	13%	*	12%	*

*	Customer account was less than 10% of total revenues.

To date, we have foreign activities in India, Canada and some European countries because we believe international markets represent an avenue for growth. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

We have incurred significant losses since inception and, as of September 30, 2006, we had an accumulated deficit of approximately $203.9 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and did so again during the fiscal years of 2006 and 2005 and plan further restructuring activities in the second half of this fiscal year.

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

Results of Operations:

Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
License	$293	$1,039	$(746)	$761	$3,073	$(2,312)
Percentage of total revenues	10%	17%	(24)%	9%	23%	(47)%
Services	2,703	5,040	(2,337)	7,451	10,085	(2,634)
Percentage of total revenues	90%	83%	(76)%	91%	77%	(53)%
Total revenues	$2,996	$6,079	$(3,083)	$8,212	$13,158	$(4,946)

License. For the three and six months ending September 30, 2006, license revenues decreased by approximately $746,000 and $2.3 million, respectively, compared to the three and six months ending September 30, 2005.

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

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the three and six months ending September 30, 2006, services revenues decreased compared to the same periods ending September 30, 2005. The decrease primarily related to fewer service opportunities provided by new license agreements as bookings of license agreements has continued to decline, offset by our clients’ demand for additional services to expand their initial customized application and revenue generated by our on-demand offerings. Maintenance revenues represented 57% and 42% of total services revenues for the three months ended September 30, 2006 and September 30, 2005, respectively. Maintenance revenues represented 43% and 38% of total services revenues for the six months ended September 30, 2006 and September 30, 2005, respectively.

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

Cost of revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
Cost of license revenues	$865	$206	$659	$980	$338	$642

Percentage of license revenues	295%	20%	320%	129%	11%	190%

Cost of services revenues	$1,874	$1,943	$(69)	$4,443	$4,528	$(85)

Percentage of services revenues	69%	38%	-4%	60%	45%	-2%

Cost of License Revenues. The cost of license revenues consists of a nominal allocation of research and development fees, royalty fees associated with third-party software, and data transmission costs. The increase in cost of license revenue was due to a $600,000 write off of prepaid royalties related to Sales Tech. The royalties were prepaid with the expectation the party would sell our product overseas. However, during Q2 we determined based on discussions with the party, there does not appear to be a future benefit. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.

Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three and six months ended September 30, 2006, these costs decreased 4% and cost of service revenue decreased 2% compared to the same periods in 2005 primarily due to a decrease in salaries and facilities expenses offset by an increase of approximately $190,000 of consulting expense. Additionally, restructuring and severances costs resulted in a charge of $116,000 in the three months ended June 30, 2005. There were no severance charges in the three and six months ended September 30, 2006.

Our cost of revenues included charges of $76,000 and $130,000 related to stock compensation expense in the three and six months ended September 2006, respectively. Our cost of revenues included charges of $8,000 and $15,000 related to stock compensation expense in the three and six months ended September 2005, respectively. On April 1, 2006, we adopted SFAS 123R, which accounted for this increase.

We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
License	-195%	80%	-29%	89%
Services	31%	62%	40%	55%

Gross Margin — Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. License margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix. Significantly lower license revenues and a $600,000 royalty write off, failed to offset the fixed license costs and we experienced lower license gross margins during the three and six months ended September 30, 2006 compared to the three and six months ending September 30, 2005.

Gross Margin — Services. During the three and six months ended September 30, 2006, revenues from services decreased by approximately $2.3 and $2.6 million and gross margin decreased to 31% and 40%. While services revenues decreased, we were unable to decrease our costs correspondingly in order to maintain the services margin compared to the three and six months ended September 30, 2005.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
Research and development	$2,149	$2,221	$(72)	$4,251	$4,789	$(538)

Percentage of total revenues	72%	37%	-3%	52%	36%	-11%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $72,000 and $538,000 in research and development expenses during the three and six months ending September 30, 2006 compared to the three and six months September 30, 2005 was primarily attributable to a staff reduction and decreases in costs for facilities, overhead and benefits. Restructuring and severances costs resulted in a charge of $131,000 in the three months ended September 30, 2005. There were no severance charges in the three and six months ended September 30, 2006. Headcount reductions lowered salaries and benefits by approximately $459,000.

We amortized $31,000 and $62,000 in the three and six months ended September 30, 2006, respectively, of Determine intangible assets for development technology amortization. We amortized $31,000 and $51,000 in the three and six months ended September 30, 2005, respectively, of Determine intangible assets for customer relationships. The decrease in research and development expenses was offset by charges of $100,000 and $152,000 related to stock compensation expense in the three and six months ended September 30, 2006. The decrease in research and development expenses was offset by charges of $15,000 and $21,000 related to stock compensation expense in the three and six months ended September 30, 2005. In the three and six months ended September 30, 2006, we adopted SFAS 123R, which accounted for the increases.

We may reduce expenses in research and development in absolute dollars over the current year as necessary to balance total expenses.

Sales and Marketing

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
Sales and marketing	$1,779	$1,691	$88	$3,622	$3,434	$188

Percentage of total revenues	59%	28%	5%	44%	26%	5%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and six months ended September 30, 2006, sales and marketing expenses increased $88,000 and $188,000, respectively, when compared to the same periods in 2005. Restructuring and severances costs resulted in charges of $118,000 in the three months ended September 30, 2005. There were no severance charges in the three and six months ended September 30, 2006. Additionally, we incurred amortization of intangible assets of $21,000 and $42,000, respectively, in the three and six months ended September 30, 2006, and charges of $64,000 and $110,000, respectively, related to stock compensation expense in the three and six months ended September 30, 2006 as we adopted SFAS 123R. There were charges of $6,000 and $12,000, respectively, to sales and marketing expense related to stock compensation expense in the three and six months ended September 30, 2005.

We may increase our sales and marketing expenses in absolute dollars over the next year as necessary to continue the business expansion.

General and Administrative

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
General and administrative	$2,599	$3,096	$(497)	$4,445	$6,400	$(1,945)

Percentage of total revenues	87%	51%	-16%	54%	49%	-30%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decrease of approximately $497,000 and $1.9 million, respectively, in general and administrative expense during the three and six months ending September 30, 2006 compared to the three and six months ended September 30, 2005, was due primarily to decreases of approximately $1.1 million in legal and professional fees associated with patent litigation, which was settled in February 2006. In addition the company entered into a separation agreement with the prior CEO who received a lump sum severance payment equal to 12 months of his base salary or $400,000. Restructuring and severances costs resulted in a charge of $459,000 in the six months ended September 30, 2005. There were no severance charges in the three and six months ended September 30, 2006. We incurred charges of $268,000 and $494,000, respectively, related to stock compensation expense in the three and six months ended September 30, 2006. We incurred charges of $28,000 and $98,000, respectively, related to stock compensation expense in the three and six months ended September 30, 2005. In the three and six months ended September 30, 2006, we adopted SFAS 123R, which accounted for this increase.

The decline in overall operating expenses reflects the impact of our efforts to reduce our cost structure, particularly general and administrative expenses. We may reduce general and administrative expenses in absolute dollars over the next year as necessary to balance total expenses.

Restructuring

In May 2005, we implemented a reduction of 42 employees. This was accounted for under Summary of Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which replaced EITF 94-3 on January 1, 2003. The reduced headcounts were 11, 8, 12, and 11 for professional services, research and development, sales and marketing, and general and administrative, respectively. These reductions were offset by related severance costs of approximately $824,000 included in operating expenses, and the use of outside services and consultants to assume certain tasks and ongoing projects.

All severance and employee benefits have been paid as of September 30, 2006.

Interest and Other Income, Net

Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and six months ended September 30, 2006, interest income totaled approximately $882,340 and $1,600,340, respectively. Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and six months ended September 30, 2005, interest income totaled approximately $640,000 and $1.2 million, respectively. The increase was due primarily to higher interest rates on our cash and investments balances and offset by the reduction of cash and investments balances due to amounts used for the operation of our business and the repurchase of our shares.

Provision for Income Taxes

During the three and six months ended September 30, 2006, we recorded income tax provisions of approximately $35,000 and $64,000, respectively. During the three and six months ended September 30, 2005, we recorded income tax provisions of approximately $18,000 and $48,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.

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

Liquidity and Capital Resources

	September 30, 2006	March 31, 2006	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$64,805	$74,005	-12%
Working capital	$61,938	$71,906	-14%

	Six Months Ended September 30,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(4,695)	$(5,688)
Net cash provided by (used in) investing activities	$13,056	$(7,932)
Net cash provided by (used in) financing activities	$(4,249)	$425

Our primary sources of liquidity consisted of approximately $64.8 million in cash, cash equivalents and short-term investments as of September 30, 2006 compared to approximately $74.0 million in cash, cash equivalents and short-term investments as of March 31, 2006. During the six months ending September 30, 2006, the decrease in cash and cash equivalents was primarily related to approximately $4.7 million of cash used in operations and approximately $4.4 million of cash used to repurchase our stock, offset by net sales of short and long-term investments of approximately $13.1 million. During the six months ending September 30, 2005, the decrease in cash and cash equivalents was primarily related to approximately $5.6 million of cash used in operations and approximately $7.1 million net purchases of short and long-term investments and $892,000 of Determine acquisition costs, offset by the issuance of common stock of approximately $425,000. We experienced a net decrease in working capital at September 30, 2006 as compared to March 31, 2006 primarily due to the cash used in operations and the cost of repurchasing our stock.

The net cash used in financing activities for the six months ended September 30, 2006, was primarily due to the cost of stock repurchased by us for approximately $4.4 million, offset by issuance of common stock through the exercise of options and employee stock purchase plans for approximately $0.1 million. The net cash provided by financing activities for the six months ending September 30, 2005 was due primarily to the proceeds from the issuance of common stock through the exercise of options and employee stock purchase plans for approximately $425,000.

We had no significant commitments for capital expenditures as of September 30, 2006. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of September 30, 2006 are adequate to fund our operations through at least the next twelve months.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits. Additionally, abandonment of excess leased facilities could result in significant one-time charges and use of cash, although such charges and use of cash are not assured. As part of our continuing expense reduction efforts, we will be relocating our corporate headquarters to a lower cost facility in the San Jose area. As a result, we expect to record a one-time charge of approximately $5.6 million in the third quarter of fiscal 2007 related to this relocation effort.

Our contractual obligations and commercial commitments at September 30, 2006, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating Leases	$8,098	$2,482	$5,616	—	—

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2006, the effects of the foreign currency fluctuations in Europe and India were insignificant.

During Q4 FY06 we adopted a new stock repurchase program, which authorized us to purchase up to approximately $25.0 million worth of shares. As of September 30, 2006, approximately $17.4 million remains available to be used under this program.

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

During the six months ending September 30, 2006, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $61,000 (less than 0.10%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2006. During the six months ending September 30, 2005, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $111,000 (less than 0.12%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2006 and September 30, 2005.

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

The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of September 30, 2006 through the fiscal years ending:

	2007	2008	2009	2010	Total
	(in thousands, except percentages)
Investment CD	$739	$3,229	$1	$18	$3,987
Weighted Average yield	4.88%	6.51%	5.75%	6.50%	6.21%
Commercial Paper	$4,884	—	—	—	$4,884
Weighted Average yield	5.10%				5.10%
Auction rate securities	$23,950	—	—	—	$23,950
Weighted Average yield	5.25%				5.25%
Corporate notes & bonds	$1,497	$4,008	—	—	$5,505
Weighted Average yield	5.15%	5.33%			5.28%
Government agencies	$9,928	$2,909	—	—	$12,837
Weighted Average yield	4.37%	4.99%			4.51%

Total investments	$40,998	$10,146	$1	$18	$51,163

ITEM 4:	CONTROLS AND PROCEDURES

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

Because of the insufficient controls described in the preceding paragraphs, we concluded that our internal controls over financial reporting were not effective as of September 30, 2006. While management implemented new controls in the last fiscal year, we maintained our assessment as of September 30, 2006 to allow sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to assess the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses identified in fiscal 2005 and the material weakness identified in fiscal 2006. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended September 30, 2006, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

The matters related to the review of our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions, which could harm our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3—“Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and investigation of our stock option practices to the Securities and Exchange Commission, or SEC, and we have responded to informal requests for documents and additional information from the SEC. We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter. We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take actions not currently contemplated.

In November 2006, we received Staff Determination letter from The NASDAQ Global Market (“NASDAQ”) stating that, as a result of the failure to timely file quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from NASDAQ. In February 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a response with NASDAQ to specific requests for information from NASDAQ related to our stock option granting practices review as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before May 9, 2007. In March 2007, we received a notice from the NASDAQ Listing and Hearings Review Council (the “Review Council”), which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel had been stayed pending further review by the Review Council. The Review Council notified us in July 2007 that we were granted an exception to demonstrate compliance with all of the NASDAQ Stock Market continued listing requirements until their next meeting on October 5, 2007. On September 5, 2007, we filed with NASDAQ a response to specific requests for information from NASDAQ related to our stock option granting practices review. In addition, immediately before the filing of this 2007 Form 10-K, we filed our Second Quarter Form 10-Q and the Third Quarter 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Market.

We have a history of losses and expect to continue to incur net losses in the near-term.

We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $5.4 million and $2.4 million for the three months ended September 30, 2006 and September 30, 2005, respectively. We incurred net losses of approximately $8.0 million and $5.2 million for the six months ended September 30, 2006 and September 30, 2005, respectively. We have an accumulated deficit of approximately $203.9 million as of September 30, 2006. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

We have recently revised our product marketing focus. We had previously positioned our company as a seller of Configuration, Price and Quotation (CPQ) software, however, we are now investing most of our internal resources into our contract lifecycle management products. If the market for these products is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

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

We believe that our success will depend on the continued employment of our management team and key technical personnel. Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our Chief Financial Officer and Vice President of Engineering joined us in September 2006. Our future success will depend to a significant extent on the ability of our management team to work effectively together. There can be no assurance that our management team will be able to integrate and work together effectively.

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

Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 54% and 61% of our revenues for the six months ended September 30, 2006 and September 30, 2005, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Customer A	16%	23%	11%	26%
Customer B	40%	19%	31%	22%
Customer C	*	11%	*	15%
Customer D	*	17%	*	*
Customer E	13%	*	12%	*

*	Customer account was less than 10% of total revenues.

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

Services revenues, which generated 90% and 83% of our revenues during the three months ended September 30, 2006 and September 30, 2005, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. Services revenues generated 91% and 77% of our revenues during the six months ended September 30, 2006 and September 30, 2005, respectively. During the three and six months ended September 30, 2006 and September 30, 2005, respectively, gross margins percentages for services revenues and license revenues are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
License	-195%	80%	-29%	89%
Services	31%	62%	40%	55%

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

Complex software products such as ours often contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered defects in our products and provided product updates to our customers to address such defects. Our products and other future products may contain defects or errors that could result in lost revenues, a delay in market acceptance or negative publicity, each which would significantly harm our business and operating results.

A substantial portion of our operations are conducted by India-based personnel, and any change in the political and economic conditions of India or in immigration policies that adversely affects our ability to conduct our operations in India could significantly harm our business.

We conduct development, quality assurance and professional services operations in India. As of September 30, 2006 we employed 81 persons in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. During the three months ended September 30, 2006 and September 30, 2005, we recognized approximately $507,000 and $57,000, respectively, of such charges, which included the compensation expenses related to our recent adoption of SFAS 123R, as well as deferred compensation, option acceleration, option modification, and variable accounting. During the six months ended September 30, 2006 and September 30, 2005, we recognized approximately $888,000 and $146,000, respectively.

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

Our subscription-based products are hosted by a third-party provider.

Some of our Contract Management solutions are hosted by a third party data-center provider. Failure of the data center provider to maintain service levels as contracted, could result in customer dissatisfaction, customer losses and potential product warranty or performance liabilities.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of the company.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights plan adopted by the company on February 4, 2003 may make it more difficult for or prevent a third party from acquiring control of the company without approval of our directors. These provisions include:

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

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2006, we concluded that we had deficiencies in our internal controls over financial reporting that constituted a material weakness, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion. As of September 30, 2006, we concluded we continue to have deficiencies. If we cannot establish and maintain effective internal controls over financial reporting, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

(c) Issuer Purchases of Equity Securities.

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2006 by us or any “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	192,669	$2.46	192,669	$18,248,316
August 1, 2006 – August 31, 2006	171,128	$2.42	171,128	$17,827,073
September 1, 2006 – September 30, 2006	159,533	$2.46	159,533	$17,427,996

Total	523,330	$2.45	523,330	$17,427,996

(1)	On November 9, 2005, Selectica announced that its Board of Directors had authorized a new $25 million stock repurchase program. The new repurchase plan resulted in shares of our stock being repurchased in the open market from time to time based on market conditions. This new program replaced the prior repurchase plan previously announced on May 6, 2003.
(2)	Shares have only been repurchased through publicly announced programs.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit 31.1
Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 2007

SELECTICA, INC.
Registrant

/s/ ROBERT JURKOWSKI
Robert Jurkowski
Chairman and Chief Executive Officer

/s/ BILL ROESCHLEIN
Bill Roeschlein
Vice President and Chief Financial Officer