Form 10-Q
period 2006-12-31
SELECTICA INC
filed 2007-10-03
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 000-29637

SELECTICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0432030
(State of Incorporation)	(IRS Employer Identification No.)

1740 Technology Dr. Suite 450, SAN JOSE, CA 95110

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of September 15, 2007 was 28,407,299.

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

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-Q for the three and nine months ended December 31, 2006, we are restating our consolidated balance sheet as of March 31, 2006. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in October, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission (“2007 Form 10-K”) on October 2, 2007, we are restating our consolidated balance sheet as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to July 12, 2007, and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to July 12, 2007 should not be relied upon and are superseded in their entirety by this 2007 Form 10-Q and other reports on Form 10-K and Form 8-K filed by us with the Securities and Exchange Commission on or after July 12, 2007.

Except for the sections that address the restatement, or as otherwise specifically noted in this 2007 Form 10-Q, all of the information in this 2007 Form 10-Q is as of December 31, 2006 and does not reflect events occurring after that date. Accordingly, this 2007 Form 10-Q should be read in conjunction with our periodic filings made with the SEC, including any amendments to those filings, as well as any Current Reports filed on Form 8-K.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2006 (unaudited)	March 31, 2006 *

		(Restated)(1)
Assets
Current assets:
Cash and cash equivalents	$20,440	$12,628
Short-term investments	37,642	61,377
Accounts receivable, net of allowance for doubtful accounts of $108 and $167, respectively	2,743	3,243
Prepaid expenses and other current assets	859	2,259

Total current assets	61,684	79,507
Property and equipment, net	1,767	2,407
Intangible assets	360	516
Other assets	647	511
Long-term investments	2,226	2,929

Total assets	$66,684	$85,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$932	$1,651
Accrued payroll and related liabilities	1,036	1,431
Other accrued liabilities	4,852	2,467
Deferred revenues	1,765	2,052

Total current liabilities	8,585	7,601

Other long term liabilities	3,516	1,090

Contingencies (see Note 10)
Stockholders’ equity:
Common stock	3	4
Additional paid-in capital	299,221	299,107
Accumulated deficit	(212,028)	(195,944)
Deferred compensation	0	(1,072)
Accumulated other comprehensive loss	(28)	(107)
Treasury stock	(32,585)	(24,809)

Total stockholders’ equity	54,583	77,179

Total liabilities and stockholders’ equity	$66,684	$85,870

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes.

*	Derived from audited consolidated financial statements

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
License	$439	$520	$1,200	$3,593
Services	3,221	4,737	10,672	14,822

Total revenues	3,660	5,257	11,872	18,415
Cost of revenues:
License	82	164	1,062	502
Services	1,571	2,259	6,014	6,787

Total cost of revenues	1,653	2,423	7,076	7,289

Gross profit	2,007	2,834	4,796	11,126
Operating expenses:
Research and development	1,681	1,951	5,933	6,740
Sales and marketing	1,435	1,597	5,057	5,032
General and administrative	1,716	2,394	6,171	8,793
Restructuring	5,784	824	5,784	824
Professional fees related to stock option investigation	482	—	482	—
Litigation settlement	—	7,500	—	7,500

Total operating expenses	11,099	14,266	23,427	28,889

Loss from operations	(9,092)	(11,432)	(18,631)	(17,763)
Interest and other income, net	1,033	647	2,633	1,832

Loss before provision for income taxes	(8,059)	(10,785)	(15,998)	(15,931)
Provision for income taxes	22	26	86	74

Net loss	$(8,081)	$(10,811)	$(16,084)	$(16,005)

Basic and diluted net loss per share	$(0.27)	$(0.33)	$(0.54)	$(0.48)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	29,832	32,958	30,608	32,894

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 30,
	2006	2005
Operating activities
Net loss	$(16,084)	$(16,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	516	680
Amortization	156	207
Loss (gain) on disposition of property and equipment	1,064	(37)
Stock based compensation expense	1,009	217
Compensation expenses related to modification of options	—	(16)
Changes in assets and liabilities:
Accounts receivable (net)	500	448
Prepaid expenses and other current assets	1,400	178
Other assets	(136)	(29)
Accounts payable	(719)	338
Accrued payroll and related liabilities	(395)	(641)
Other accrued liabilities and long term liabilities	4,810	7,636
Deferred revenues	(287)	(479)

Net cash used in operating activities	(8,166)	(7,504)

Investing activities
Purchase of capital assets	(976)	(27)
Proceeds from restricted investments		182
Purchase of short-term investments	(36,330)	(43,003)
Purchase of long term investments		(7,885)
Proceeds from maturities of short-term investments	60,144	37,411
Proceeds from maturities of long-term investments	703	8,604
Cash paid for acquisition	—	(801)
Proceeds from disposal of fixed assets	36	—

Net cash provided by (used in) investing activities	23,577	(5,519)

Financing activities
Purchase of treasury stock	(7,776)	(336)
Proceeds from issuance of common stock	177	552

Net cash provided by (used in) financing activities	(7,599)	216

Net increase (decrease) in cash and cash equivalents	7,812	(12,807)
Cash and cash equivalents at beginning of the period	12,628	29,360

Cash and cash equivalents at end of the period	$20,440	$16,165

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statements of operations for the three and nine months ended December 31, 2006 and 2005, and the condensed consolidated statement of cash flows for the nine months ended December 31, 2006 and 2005 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2006, and the results of operations for the three and nine months ended December 31, 2006 and 2005 and cash flows for the nine months ended December 31, 2006 and 2005. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2006 has been derived from the audited consolidated financial statements at that date.

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		Restated		Restated
Customer A	11%	24%	11%	25%
Customer B	26%	22%	29%	22%
Customer C	*	20%	*	*
Customer D	*	*	11%	*
Customer E	10%	*	*	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	December 31, 2006	March 31, 2006
Customer A	41%	24%
Customer B	14%	*
Customer C	*	24%
Customer D	*	11%
Customer E	12%	*

*	Customer account was less than 10% of net accounts receivable.

Accumulated and Other Comprehensive Loss

SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s financial statements. Accumulated other comprehensive loss is comprised of net unrealized losses on available for sale securities of approximately $28,000 and $107,000, respectively, at December 31, 2006 and March 31, 2006.

The components of comprehensive loss, net of related income tax, for the three and nine months ended December 31, 2006 and 2005 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		Restated		Restated
	(In thousands)
Net loss	$(8,081)	$(10,811)	$(16,084)	$(16,005)
Change in unrealized gain on securities	(9)	61	79	297

Comprehensive loss	$(8,090)	$(10,750)	$(16,005)	$(15,708)

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

The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. See Note 8.

Segment Information

International revenues are attributable to countries based on the location of the customers. For the three and nine months ended December 31, 2006, sales to international locations were derived primarily from the United Kingdom, Canada and India. For the three and nine months ended December 31, 2005, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, Sweden and the United Kingdom.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		Restated		Restated
International revenues	18%	12%	14%	16%
Domestic revenues	82%	88%	86%	84%

Total revenues	100%	100%	100%	100%

For the three months ended December 31, 2006 sales to one international customer accounted for 10% of total revenue. For the nine months ended December 31, 2006, there was one sale to any international customer that accounted for 10% of the total revenue. For the nine months ended December 31, 2005, sales to one specific international customer accounted for 12% of total revenue.

As of December 31, 2006 and March 31, 2006, the Company held long-lived assets outside of the United States with a net book value of approximately $1.0 million, which were primarily in India.

3. Restatement of Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In this Form 10-Q for the three and nine months ended December 31, 2006, we are restating our consolidated balance sheet as of March 31, 2006. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in October, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission (“2007 Form 10-K”) on October 2, 2007, we are restating our consolidated balance sheet as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005.

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

2.	The Special Committee has been conducting a “best practices” review of the Company’s existing stock option controls, processes, policies and procedures with the assistance of its auditors, as well as independent and corporate counsel. The Committee will soon propose improvements to the controls, processes, policies and procedures intended to strengthen the Company’s options granting practices.

3.	Effective August 24, 2007, Mr. Bennion is no longer the Company’s Chief Executive Officer or a member of the Board of Directors. However, in light of Mr. Bennion’s significant, ongoing contributions to the Company, knowledge of the industry and relationships with key providers and customers of the Company, the Board believed that Mr. Bennion could continue to provide substantial value to the Company’s stockholders. Accordingly, Mr. Bennion was offered and accepted a new role as Vice President and General Manager of the Configuration, Pricing and Quoting Business Unit. Mr. Bennion’s new position does not involve accounting or financial reporting responsibilities.

4.	The Company has undertaken to improve training and education for all directors, officers and other relevant personnel. These improvements are designed to ensure that everyone involved in the granting and administration of stock options fully understands the terms of the stock option plans, the relevant accounting requirements under Generally Accepted Accounting Principles for stock options and other share-based compensation, as well as recent revisions to the grant approval and documentation process. Going forward, such training will be held annually and as needed for the education of newly-hired personnel.

5.	The Audit Committee will review the Company’s compliance with all controls and procedures regarding equity compensation, including the Company’s stock option policies and procedure, at least annually, to determine whether additional revisions, training, or oversight is required.

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

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on beginning accumulated deficit and the Company’s previously reported consolidated statements of income for the periods indicated:

	Net Loss December 31		Accumulated Deficit
	Three Months 2005	Nine Months 2005	April, 1, 2004
	(in thousands)
As previously reported:	$(10,780)	$(15,930)	$(157,960)
Adjustment stock compensation expense (benefit)	(31)	(75)	(4,220)
Adjustment payroll taxes, interest and penalties	—	—	(1,137)

As restated	$(10,811)	$(16,005)	$(163,317)

The following table presents the impact of the individual restatement adjustments, which is explained in further detail in note 3 above:

	Three Months Ended June 30, 2006	Years Ended March 31
		2006	2005	2004	2003	2002	2001	2000
	(in thousands)
Stock based compensation expense	$(17)	$82	$370	$564	$1,170	$1,781	$702	$92
Payroll taxes, interest and penalties				1,137

Total adjustment to net loss due to stock based compensation	$(17)	$82	$370	$1,701	$1,170	$1,781	$702	$92

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

Payroll taxes and interest—During the year ended March 31, 2005, in connection with certain stock based compensation adjustments, the Company determined that certain stock options were exercised without the imposition of income tax withholding and employment taxes. As of September 25, 2007, the Company has recorded a net liability of approximately $1,137,000 for the accrued, but unpaid payroll tax, interest, and penalty expense. Such costs were recorded in the periods in which the underlying stock options were exercised. In subsequent periods, should the Company confirm that such income associated with the exercise of stock options was appropriately reported on the recipient’s personal income tax return, such expenses will be in material part reversed, with the reduction in the related functional expense category in the Company’s consolidated statements of operations.

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

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of operations (unaudited, in thousands, except per share data):

	As Previously Reported
	Three months ended December 31, 2005	Nine months ended December 31, 2005
Net Revenues	5,257	18,415
Gross profit	2,838	11,134

Loss from operations	(11,401)	(17,688)
Net loss	(10,780)	(15,930)

Basic and diluted, net loss per share	$(0.33)	$(0.48)

	Adjustments
	Three months ended December 31, 2005	Nine months ended December 31, 2005
Net Revenues	$—	$—
Gross profit	(4)	(11)

Loss from operations	(31)	(75)
Net loss	(31)	(75)

Basic and diluted, net loss per share	$(0.00)	$(0.00)

	As Restated
	Three months ended December 31, 2005	Nine months ended December 31, 2005
Net Revenues	5,257	18,415
Gross profit	2,834	11,126

Loss from operations	(11,432)	(17,763)
Net loss	(10,811)	(16,005)

Basic and diluted, net loss per share	$(0.33)	$(0.48)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated balance sheet items (unaudited, in thousands):

	As Previously Reported March 31, 2006	Adjustments	As Restated
Other accrued liabilities	1,330	1,137	2,467
Total current liabilities	6,464	1,137	7,601
Additional paid-in capital	293,383	5,724	299,107
Deferred stock-based compensation	(20)	(1,052)	(1,072)
Accumulated deficit	(190,136)	(5,808)	(195,944)
Total stockholders’ equity	$78,315	$(1,137)	$77,179

4. Concurrent Transaction

In May 2006, the Company entered into a swap contract with Azul, whereby Azul would receive two years of the Company’s on-demand products, Contract Management and Fastraq, installation, training and other services and the Company would receive, in exchange, two high-speed servers and the required power systems. The value of the transaction was $208,454. There was no monetary exchange. The Company utilized its list price to establish the value of the assets received, which included a 5% discount. The Company accounted for this transaction in accordance with APB No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Transactions – an amendment to APB 29”. As of December 31, 2006, the Company had received the two servers, and placed them into service in September. The Company does not plan to resell the servers. Azul went live on Fastraq and started using Selectica services in September 2006.

The Company will depreciate the servers over a period of three years. The Company will recognize the service work when all required elements for revenue recognition are satisfied and will recognize the subscription revenue prorata over the 2-year term of the agreement.

The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the nine months ended December 31, 2006, the Company recognized approximately $20,000 of revenue from the value-added reseller and did not purchase any professional services from the value-added reseller. For the nine months ended December 31, 2005, the Company recognized approximately $585,000 of revenue from the value-added reseller and did not purchase any professional services from the value-added reseller.

5. Related Party Transaction

In connection with the resignation of Dr. Sanjay Mittal, as Chief Executive Officer in September 2003, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service.

In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation, which was settled in February 2006. As a result, his consulting services agreement terminated. Dr. Mittal was paid $10,000 and $25,000 fees for consulting services for the three and nine months ended December 31, 2006 and $11,700 and $21,450 for the three and nine months ended December 31, 2005. Dr. Mittal was a member of the Board of Directors until July 21, 2006.

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

6. Stockholders’ Equity

Stock Repurchase

In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. As of December 31, 2006, approximately $14.2 million remained available to be used under this program. The Board also dissolved the previous stock buyback program initiated in May 2003. Pursuant to the plan, the Company expects to repurchase shares in the open market from time to time based on market conditions. During the three and nine months ended December 31, 2006, the Company repurchased 1,906,800 and 3,636,561 shares, respectively, of its common stock. During the three and nine months ended December 31, 2005, the Company repurchased 125,839 shares of its common stock.

7. Income Taxes

The Company recorded a provision for income taxes of approximately $22,000 and $86,000 for the three and nine months ended December 31, 2006, respectively. The Company recorded a provision for income taxes of approximately $26,000 and $74,000 for the three and nine months ended December 31, 2005, respectively. The provision relates to state franchise taxes in the U.S. and foreign taxes on interest income in India.

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

8. Stock-Based Compensation

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

Prior to the Adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, the Company provided the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148.

The pro-forma information for the three and nine months ended December 31, 2005 was as follows (in thousands, except per share data):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net loss, as reported (restated)	$(10,811)	$(16,005)
Add: Stock-based employee compensation expense included in reported net loss	47	193
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(583)	(2,052)

Net loss, pro forma	$(11,347)	$(17,864)

Basic and diluted net loss per share, as reported (restated)	$(0.33)	$(0.48)

Basic and diluted net loss per share, pro forma	$(0.34)	$(0.55)

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

The Company calculated the fair value of its employee stock options at the date of grant using the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Risk-free interest rate	4.70%	4.38%	4.65%	3.78%
Dividend yield	—	—	—	—
Expected volatility	35.60%	60.94%	38.07%	64.48%
Expected option life in years	3.82	3.98	3.48	3.87
Weighted average fair value at grant date	$0.70	$1.37	$0.76	$1.60

The Company calculated the fair value of its employee stock purchase rights at the date of grant using the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Risk-free interest rate	4.70%	4.38%	4.88%	3.97%
Dividend yield	—
Expected volatility	35.60%	60.94%	38.89%	62.22%
Expected option life in years	1.25	1.25	1.25	1.25
Weighted average fair value at grant date	$0.64	$1.24	$0.76	$1.30

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price per share
	(in thousands)
Outstanding at September 30, 2006	9,352	5,703	$3.43
Grants	(918)	694	$2.28
Options exercised	0	(5)	$1.50
Options cancelled	2,304	(2,304)	$3.00
Plan Shares Expired	(922)	0	$2.99

Outstanding at December 31, 2006	9,816	4,088	$3.48

The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2006 was $1.77 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $10,085 and none was related to exercisable options.

The following table summarizes values for the indicated periods:

	Three Months ending December 31, 2006	Six Months ending December 31, 2006
	(in thousands)
Weighted Average grant date fair value	$489	$1,233
Intrinsic value of options exercised	$5	$40
Fair value of shares vesting during the period	$—	$258

The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
$ 1.68 — $ 2.44	827,270	8.12	404,238	$2.34
$ 2.45 — $ 2.56	1,088,937	7.65	412,145	2.55
$ 2.65 — $ 3.40	1,191,539	5.26	682,840	3.17
$ 3.44 — $ 4.94	837,710	2.05	776,712	4.14
$ 5.30 — $ 63.48	142,580	3.52	132,163	17.44

$ 1.68 — $ 63.48	4,088,036	5.76	2,408,098	$4.02

The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Weighted average options with strike price below FMV	130,000	1,590,572	180,000	1,590,572
Weighted average options with strike price at FMV	0	200,000	0	200,000
Weighted average options with strike price above FMV	3,958,036	5,449,351	3,908,036	5,449,351

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three and nine months ended December 31, 2006 was $27,431 and $62,272, respectively. The compensation cost in connection with the ESPP for the three and nine months ended December 31, 2005 was $40,071 and $107,451, respectively. During the three and nine months ended December 31, 2006, there were 12,369 shares and 30,658 shares issued, respectively, under the ESPP at a weighted average purchase price of $1.66 and $2.05 per share, respectively. During the three and nine months ended December 31, 2005, there were 25,273 and 61,633 shares, respectively, issued under the ESPP at a weighted average purchase price of $2.56 and $2.68 per share, respectively. At December 31, 2006, 3,004,844 shares were available for purchase under the ESPP.

Impact of the Adoption of SFAS No. 123R

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R under which prior periods are not revised for comparative purposes. The effect of recording stock-based compensation for the three and nine months ended December 31, 2006 was as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
	(in thousands)
Stock-based compensation expense by caption:
Cost of revenues	$19	$149
Research and development	4	156
Selling and marketing	25	136
General and administrative	77	571

Impact on net loss	$125	$1,012

As of December 30, 2006 the company updated the estimated employee contributions to the employee stock purchase plan, resulting in a reduction of the purchase plan stock expense. For the nine months ended December 31, 2006 the company recognized approximately $62,000 of employee stock purchase expense. During this period the company should have recognized approximately $35,000 of expense, resulting in an overcharge of approximately $27,000.

As of December 31, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $702,232 before estimated forfeitures, which will be recognized over an estimated weighted average amortization period of 5.4 years. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.

During the three and nine months ended December 31, 2006, the Company granted 687,500 and 1,671,500 stock options with an estimated total grant-date fair value of $532,251 and $1,329,281, respectively. Of these amounts, the Company estimated that the stock-based compensation for the awards not expected to vest were $106,450 and $265,856, respectively.

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	3,958	5,449	3,908	5,449
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	130	1,790	180	1,790

Total common stock equivalents excluded from diluted net loss per common share	4,088	7,239	4,088	7,239

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

11. Acquisition

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

The total purchase price is allocated as follows (in thousands of dollars):

	Amount	Amortization life
	(in thousands)	(years)
Accounts Receivable	$74	—
Fixed Assets	17	2
Intangible assets:
Developed technology	367	3
Customer relationship	338	4
Customer backlog	96	1

Total purchase price	$892

The results of Determine’s operations effective May 3, 2005 have been included in the condensed consolidated financial statements.

As of December 31, 2006, the intangible assets associated with Determine are included in Other Assets as follows:

Amount
(in thousands)
Cost	$801
Accumulated amortization	(441)

Net	$360

These intangible assets are being amortized on a straight-line basis over their estimated future lives as follows:

	Nine months Ended	Fiscal Years Ended March 31,
	2007	2008	2009	2010
	(in thousands)
Amortization by fiscal year	$155	$207	$95	$7

Amortization for the three and nine months ended December 31, 2006, was approximately $52,000 and $155,000 for each respective period. Amortization for the three and nine months ended December 31, 2005, was approximately $78,000 and $207,000 for each respective period.

12. Restructuring

On December 31, 2006 the company relocated the corporate headquarters to a smaller facility. As a result of the relocation the company incurred a one time charge of approximately $5.8 million, consisting principally of net present value of remaining lease payments estimated at $5.3 million in addition to a remaining net book value of leasehold improvements on the old facility of approximately $600,000. In addition, during the quarter the company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits, of which $165,000 was included in research and development expense, $52,000 included in cost of revenues, $120,000 in general and administrative expense and $48,000 in sales and marketing expense. All charges for this reduction in staff have been accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

On August 9, 2006 the company entered into a separation agreement with Vincent Ostrosky. Under the separation agreement Mr. Ostrosky received a lump sum severance payment equal to 12 months of his base salary or $400,000. All amounts associated with this reduction have been paid as December 31, 2006. In May 2005, the Company reduced headcount by 42 employees. Headcount reduction consisted of 11 in general and administrative, 12 in sales and marketing, 8 in research and development and 11 in professional service. These reductions resulted in charges of approximately $688,000 during the quarter ended June 30, 2005, consisting principally of severance payments and benefits, of which $115,000 was included in cost of revenues, $131,000 included in research and development expense, $126,000 included in sales and marketing expense, and $316,000 included in general and administrative expense. The charges for this reduction in staff have been accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

13.	Recent Accounting Pronouncements

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

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Form 10-Q for the three and nine months ended December 31, 2006, we are restating our consolidated balance sheet as of March 31, 2006. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in October, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission (“2007 Form 10-K”) on October 2, 2007, we are restating our consolidated balance sheet as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005.

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

Background relating to Special Committee Investigation

In October 2006, Selectica’s Board of Directors formed a Special Committee to conduct a voluntary investigation of its historical stock option grants. The Special Committee retained independent legal counsel and forensic accounting experts to assist with the investigation. The scope of the Special Committee investigation included all stock option grants dating from the eve of the Company’s initial public offering (“IPO”), which occurred on March 10, 2000, through the end of 2006 (the “Review Period”). During the Review Period, the Company issued approximately 22 million option shares and restricted stock. The Company made 2,424 grants on 164 grant dates.

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

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on beginning accumulated deficit and the Company’s previously reported consolidated statements of income for the periods indicated:

	Net Loss December 31		Accumulated Deficit
	Three Months 2005	Nine Months 2005	April 1, 2004
	(in thousands, except per share amounts)
As previously reported:	$(10,780)	$(15,930)	$(157,960)
Adjustment stock compensation expense (benefit)	(31)	(75)	(4,220)
Adjustment payroll taxes, interest and penalties	—	—	(1,137)

As restated	$(10,811)	$(16,005)	$(163,317)

The following table presents the impact of the individual restatement adjustments, which is explained in further detail in note 3 above:

	Three Months Ended June 30, 2006	Years Ended March 31
		2006	2005	2004	2003	2002	2001	2000
	(in thousands)
Stock based compensation expense	$(17)	$82	$370	$564	$1,170	$1,781	$702	$92
Payroll taxes, interest and penalties				1,137

Total adjustment to net loss due to stock based compensation	$(17)	$82	$370	$1,701	$1,170	$1,781	$702	$92

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

Payroll taxes and interest—During the year ended March 31, 2005, in connection with certain stock based compensation adjustments, the Company determined that certain stock options were exercised without the imposition of income tax withholding and employment taxes. As of September 25, 2007, the Company has recorded a net liability of approximately $1,137,000 for the accrued, but unpaid payroll tax, interest, and penalty expense. Such costs were recorded in the periods in which the underlying stock options were exercised. In subsequent periods, should the Company confirm that such income associated with the exercise of stock options was appropriately reported on the recipient’s personal income tax return, such expenses will be in material part reversed, with the reduction in the related functional expense category in the Company’s consolidated statements of operations.

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

Quarterly Financial Overview

For the three and nine months ended December 31, 2006, our revenues were approximately $3.7 million and $11.9 million, respectively, with license revenues representing 12% and 10%, respectively, and services revenues representing 88% and 90%, respectively, of total revenues. Approximately 47% of our quarterly revenue came from 3 customers and approximately 51% of our nine months of revenue came from 3 customers. License margins for the quarter were 81% and services margins were 49%. License margins for the nine months ended were 11% and services margins were 43%. While we anticipate entering into more time and material based services contracts, we still have some existing contracts, which have fixed fee terms and may lower services margins in the future. Net loss for the three and nine months was approximately $8.5 million and $16.4 million, respectively, or $0.28 and $0.54, respectively, per share.

Overall bookings for the three and nine months ended December 31, 2006 decreased in comparison to three and nine months ended December 31, 2005. Booking declines in our CPQ business were only partially offset by increased bookings in our CLM business. We will need to continue to increase our level of overall bookings on a quarterly basis in order to increase our reported revenues. We may continue to reduce quarterly operating expense levels depending on the level of bookings achieved.

Additionally, as part of our continuing expense reduction efforts, we relocated our corporate headquarters to a lower cost facility in the San Jose area. Accordingly, we recorded a one-time charge of approximately $5.8 million in the third quarter of fiscal 2007 related to these relocation efforts.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2006 except FAS123R as discussed in the financial statement footnotes.

The following table shows how our revenues have been recognized:

	Three Months Ended December 31,		Nine Months Ended December 31,
As a Percentage of Total Revenues:	2006	2005	2006	2005
Contract accounting	52%	74%	59%	68%
Residual method	—	—	—	—
Subscription method (includes maintenance)	48%	29%	41%	32%

Total revenues	100%	100%	100%	100%

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

In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005, Dr. Mittal agreed to provide hourly consulting services relating to our patent litigation, which was settled in February 2006. As a result, his consulting services agreement terminated. Dr. Mittal was not paid any fees for consulting services for the three and nine months ended December 31, 2006 and December 31, 2005. Dr. Mittal was a member of the Board of Directors until July 21, 2006.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Customer A	11%	24%	11%	25%
Customer B	26%	22%	29%	22%
Customer C	*	20%	*	*
Customer D	*	*	11%	*
Customer E	10%	*	*	*

*	Customer account was less than 10% of total revenues.

To date, we have foreign activities in India, Canada and some European countries because we believe international markets represent an avenue for growth. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

We have incurred significant losses since inception and, as of December 31, 2006, we had an accumulated deficit of approximately $212 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and did so again during the fiscal years of 2006 and 2005 and plan further restructuring activities in the second half of this fiscal year.

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

Results of Operations:

Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
License	$439	$520	$(81)	$1,200	$3,593	$(2,393)
Percentage of total revenues	12%	10%	(16)%	10%	20%	(67)%
Services	3,221	4,737	(1,516)	10,672	14,822	(4,150)
Percentage of total revenues	88%	90%	(32)%	90%	80%	(28)%
Total revenues	$3,660	$5,257	$(1,597)	$11,872	$18,415	$(6,543)

License. For the three and nine months ending December 31, 2006, license revenues decreased by approximately $81,000 and $2.4 million, respectively, compared to the three and nine months ending December 31, 2005.

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

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the three and nine months ending December 31, 2006, services revenues decreased compared to the same periods ending December 31, 2005. The decrease primarily related to fewer service opportunities provided by new license agreements as bookings of license agreements has continued to decline, offset by our clients’ demand for additional services to expand their initial customized application and revenue generated by our on-demand offerings. Maintenance revenues represented 69% and 43% of total services revenues for the three months ended December 31, 2006 and December 31, 2005, respectively. Maintenance revenues represented 54% and 40% of total services revenues for the nine months ended December 31, 2006 and December 31, 2005, respectively.

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

Cost of revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
Cost of license revenues	$82	$164	$(82)	$1,062	$502	$560

Percentage of license revenues	19%	32%	(50)%	89%	14%	112%
Cost of services revenues	$1,571	$2,259	$(688)	$6,014	$6,787	$(773)

Percentage of services revenues	49%	48%	(30)%	56%	46%	(11)%

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

Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three and nine months ended December 31, 2006, these costs decreased 30% while cost of service revenue decreased 11% compared to the same periods in 2005 primarily due to a decrease in salaries and facilities expenses offset by an increase of approximately $190,000 of consulting expense. Additionally, there was approximately $52K in severance charges in the three months ended December 31, 2006. Restructuring and severances costs resulted in a charge of $116,000 in the three months ended June 30, 2005.

Our cost of revenues included charges of $19,000 and $149,000 related to stock compensation expense in the three and nine months ended December 31, 2006, respectively. Our cost of revenues included charges of $7,000 and $22,000 related to stock compensation expense in the three and nine months ended December 31, 2005, respectively. On April 1, 2006, we adopted SFAS 123R, which accounted for this increase.

We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
License	81%	68%	11%	86%
Services	51%	52%	44%	54%

Gross Margin—Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. License margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix. Significantly lower license revenues and a $600,000 royalty write off in Q2, failed to offset the fixed license costs and we experienced lower license gross margins during the three and nine months ended December 31, 2006 compared to the three and nine months ending December 31, 2005.

Gross Margin—Services. During the three and nine months ended December 31, 2006, revenues from services decreased by approximately $1.5 and $4.2 million and gross margin decreased to 51% and 44%. While services revenues decreased, we were unable to decrease our costs correspondingly in order to maintain the services margin compared to the three and nine months ended December 31, 2005.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
Research and development	$1,681	$1,951	$(270)	$5,933	$6,740	$(807)

Percentage of total revenues	46%	37%	(14)%	50%	37%	(12)%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $269,000 and $807,000 in research and development expenses during the three and nine months ending December 31, 2006 compared to the three and nine months ended December 31, 2005 was primarily attributable to a staff reduction and decreases in costs for facilities, overhead and benefits. Restructuring and severances costs resulted in a charge of $165,000 in the three months ended December 31, 2006 and $131,000 in the three months ended December 31,

2005. Headcount reductions lowered salaries and benefits by approximately $500,000. We amortized $31,000 and $93,000 in the three and nine months ended December 31, 2006, respectively, of Determine intangible assets for development technology amortization. We amortized $31,000 and $82,000 in the three and nine months ended December 31, 2005, respectively, of Determine intangible assets for customer relationships. The decrease in research and development expenses was offset by charges of $4,000 and $156,000 related to stock compensation expense in the three and nine months ended December 31, 2006. Stock compensation expense of $8,000 and $29,000 was incurred in the three and nine months ended December 31, 2005. In the three and nine months ended December 31, 2006, we adopted SFAS 123R, which accounted for the increases.

We may reduce expenses in research and development in absolute dollars over the current year as necessary to balance total expenses.

Sales and Marketing

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
Sales and marketing	$1,435	$1,597	$(162)	$5,057	$5,032	$25

Percentage of total revenues	39%	30%	(10)%	43%	27%	0%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended December 31, 2006, sales and marketing expenses decreased $162,000 when compared to the same periods in 2005. Restructuring and severances costs resulted in charges of $48,000 in the three months ended December 31, 2006 and $126,000 in the three months ended December 31, 2005. Additionally, we incurred amortization of intangible assets of $21,000 and $63,000, respectively, in the three and nine months ended December 31, 2006, and charges of $25,000 and $136,000, respectively, related to stock compensation expense in the three and nine months ended December 31, 2006 as we adopted SFAS 123R. Stock compensation expense of $5,000 and $18,000 was incurred in the three and nine months ended December 31, 2005.

We may increase our sales and marketing expenses in absolute dollars over the next year as necessary to continue the business expansion.

General and Administrative

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	Change	2006	2005	Change
	(in thousands, except percentages)
General and administrative	$1,716	$2,394	$(678)	$6,171	$8,793	$(2,622)

Percentage of total revenues	47%	46%	(30)%	51%	48%	(30)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decrease of approximately $678,000 in general and administrative expense during the three months ended December 31, 2006 was due to a $7.5 million settlement of the patent lawsuit with Trilogy in the nine months ended December 2005 offset by estimated restructuring chares of relocating the corporate headquarters of approximately $5.8 million. The decrease of $4.7 million during the nine months ending December 31, 2006 compared to the nine months ended December 31, 2005, was due primarily to decreases of approximately $1.1 million in legal and professional fees associated with patent litigation, which was settled in February 2006. Restructuring and severances costs resulted in a charge of $120,000 in the three months ended December 31, 2006 and $316,000 in the nine months ended December 31, 2005. In addition, the company entered into a separation agreement with the prior CEO who received a lump sum severance payment equal to 12 months of his base salary or $400,000. We incurred charges of $77,000 and $571,000, respectively, related to stock compensation expense in the three and nine months ended December 31, 2006. We incurred charges of $26,000 and $124,000 respectively, related to stock compensation expense in the three and nine months ended December 31, 2005. In the three and nine months ended December 31, 2006, we adopted SFAS 123R, which accounted for this increase.

The decline in overall operating expenses reflects the impact of our efforts to reduce our cost structure, particularly general and administrative expenses. We may reduce general and administrative expenses in absolute dollars over the next year as necessary to balance total expenses.

Restructuring

On December 31, 2006 the company relocated the corporate headquarters to a smaller facility. As a result of the relocation the company incurred a one time administrative charge of approximately $6.0 million, consisting principally of net present value of remaining lease payments estimated at $5.4 million in addition to a remaining net book value of leasehold improvements on the old facility of approximately $600,000. In addition, during the quarter the company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits, of which $165,000 was included in research and development expense, $52,000 included in cost of revenues, $120,000 in general and administrative expense and $48,000 in sales and marketing expense. All charges for the company relocation and reduction in staff have been accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” All severance and employee benefits have been paid as of December 31, 2006.

In May 2005, we implemented a reduction of 42 employees. This was accounted for under Summary of Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which replaced EITF 94-3 on January 1, 2003. The reduced headcounts were 11, 8, 12, and 11 for professional services, research and development, sales and marketing, and general and administrative, respectively. These reductions were offset by related severance costs of approximately $688,000 included in operating expenses, and the use of outside services and consultants to assume certain tasks and ongoing projects.

Interest and Other Income, Net

Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and nine months ended December 31, 2006, interest income totaled approximately $1.0 million and $2.6 million, respectively. Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and nine months ended December 31, 2005, interest income totaled approximately $647,000 and $1.8 million, respectively. The increase was due primarily to higher interest rates on our cash and investment balances.

Provision for Income Taxes

During the three and nine months ended December 31, 2006, we recorded income tax provisions of approximately $22,000 and $86,000, respectively. During the three and nine months ended December 31, 2005, we recorded income tax provisions of approximately $26,000 and $74,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.

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

Liquidity and Capital Resources

	December 31, 2006	March 31, 2006	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$58,082	$74,005	(22)%
Working capital	$53,099	$71,906	(26)%

	Nine Months Ended December 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(8,166)	$(7,504)
Net cash provided by (used in) investing activities	$23,577	$(5,519)
Net cash provided by (used in) financing activities	$(7,599)	$216

Our primary sources of liquidity consisted of approximately $58.1 million in cash, cash equivalents and short-term investments as of December 31, 2006 compared to approximately $74.0 million in cash, cash equivalents and short-term investments as of March 31, 2006. During the nine months ending December 31, 2006, the decrease in cash and cash equivalents was primarily related to approximately $8.2 million of cash used in operations and approximately $7.8 million of cash used to repurchase our stock, offset by net sales of short and long-term investments of approximately $23.6 million. During the nine months ending December 31, 2005, the decrease in cash and cash equivalents was primarily related to approximately $7.4 million of cash used in operations and approximately $5.7 million net purchases of short and long-term investments and $892,000 of Determine acquisition costs, offset by the issuance of common stock of approximately $608,000. We experienced a net decrease in working capital at December 31, 2006 as compared to March 31, 2006 primarily due to the cash used in operations and the cost of repurchasing our stock.

The net cash provided by investing activities for the nine months ending December 31, 2006 was due primarily to approximately $23.6 million of net maturity of available-for-sale investments as compared to approximately $5.6 million of net purchases of available-for-sale investments for the nine months ending December 31, 2005. During the nine months ending December 31, 2005, we acquired the assets of Determine Software, Inc. for approximately $892,000.

The net cash used in financing activities for the nine months ended December 31, 2006, was primarily due to the cost of stock repurchased by us for approximately $7.8 million, offset by issuance of common stock through the exercise of options and employee stock purchase plans for approximately $0.2 million. The net cash provided by financing activities for the nine months ending December 31, 2005 was due primarily to the proceeds from the issuance of common stock through the exercise of options and employee stock purchase plans for approximately $608,000.

We had no significant commitments for capital expenditures as of December 31, 2006. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of December 31, 2006 are adequate to fund our operations through at least the next twelve months.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits. Additionally, abandonment of excess leased facilities could result in significant one-time charges and use of cash, although such charges and use of cash are not assured. As part of our continuing expense reduction efforts, we will be relocating our corporate headquarters to a lower cost facility in the San Jose area. As a result, we recorded a one-time charge of approximately $5.4 million in the third quarter of fiscal 2007 related to this relocation effort.

Our contractual obligations and commercial commitments at December 31, 2006, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating Leases	$8,418	$2,881	$5,537	—	—

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2006, the effects of the foreign currency fluctuations in Europe and India were insignificant.

During Q4 FY06 we adopted a new stock repurchase program, which authorized us to purchase up to approximately $25.0 million worth of shares. As of December 31, 2006, approximately $13.9 million remains available to be used under this program.

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

During the nine months ending December 31, 2006, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $70,000 (less than 0.12%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2006. During the nine months ending December 31, 2005, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $83,000 (less than 0.09%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2006 and December 31, 2005.

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

The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of December 31, 2006 through the fiscal years ending:

	2007	2008	2009	2010	Total
	(in thousands, except percentages)
Investment CD	$221	$3,780	$1	$18	$4,020
Weighted Average yield	4.32%	6.50%	5.75%	6.50%	6.38%
Commercial Paper	$5,732	$11,725			$17,457
Weighted Average yield	5.25%	5.26%			5.26%
Auction rate securities	$4,850				$4,850
Weighted Average yield	5.19%				5.19%
Corporate notes & bonds	$500	$4,011	$979		$5,490
Weighted Average yield	5.11%	5.33%	5.25%		5.30%
Government agencies	$3,148	$4,903			$8,051
Weighted Average yield	4.68%	5.11%			4.94%

Total investments	$14,451	$24,419	$980	$18	$39,868

ITEM 4:	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting. As previously disclosed in Item 9A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 2, 2007, for the fiscal year ended March 31, 2007, we determined that the following material weakness existed in our internal control over financial reporting related to controls maintained by us:

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

Because of the insufficient controls described in the preceding paragraphs, we concluded that our internal controls over financial reporting were not effective as of December 31, 2006. While management implemented new controls in the last fiscal year, we maintained our assessment as of December 31, 2006 to allow sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to assess the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses identified in fiscal 2005 and the material weakness identified in fiscal 2006. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended December 31, 2006, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part II, Item 1- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and investigation of our stock option practices to the Securities and Exchange Commission, or SEC, and we have responded to informal requests for documents and additional information from the SEC. We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter. We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we accounted for and reported, or not reported, the corresponding financial impact. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

In November 2006, we received a Staff Determination letter from The NASDAQ Global Market (“NASDAQ”) stating that, as a result of the failure to timely file quarterly report on Form 10-Q for the quarter ended September 30, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and were therefore subject to delisting from NASDAQ. In February 2007, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file a response with NASDAQ to specific requests for information from NASDAQ related to our stock option granting practices review as well as the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before May 9, 2007. In March 2007, we received a notice from the NASDAQ Listing and Hearings Review Council (the “Review Council”), which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel had been stayed pending further review by the Review Council. The Review Council notified us in July 2007 that we were granted an exception to demonstrate compliance with all of the NASDAQ Stock Market continued listing requirements until their next meeting on October 5, 2007. On September 5, 2007, we filed with NASDAQ a response to specific requests for information from NASDAQ related to our stock option granting practices review. In addition, immediately before the filing of this 2007 Form 10-K, we filed our Second Quarter Form 10-Q and the Third Quarter Form 10-Q with the SEC. We consider that the filing of these materials has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Market.

We have a history of losses and expect to continue to incur net losses in the near-term.

We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $8.0 million and $10.8 million for the three months ended December 31, 2006 and December 31, 2005, respectively. We incurred net losses of approximately $16 million for each of the nine months ended December 31, 2006 and December 31, 2005. We have an accumulated deficit of approximately $212 million as of December 31, 2006. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

Our business and financial condition is dependent on a limited number of customers. Our three largest customers accounted for approximately 51% and 48% of our revenues for the nine months ended December 31, 2006 and December 31, 2005, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Customer A	11%	25%	11%	26%
Customer B	26%	23%	29%	22%
Customer C	*	15%	*	*
Customer D	*	*	11%	*
Customer E	10%	*	*	*

*	Customer account was less than 10% of total revenues.

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

Services revenues, which generated 88% and 90% of our revenues during the three months ended December 31, 2006 and December 31, 2005, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. Services revenues generated 90% and 80% of our revenues during the nine months ended December 31, 2006 and December 31, 2005, respectively. During the three and nine months ended December 31, 2006 and December 31, 2005, respectively, gross margins percentages for services revenues and license revenues are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
License	81%	68%	11%	86%
Services	49%	52%	43%	54%

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

We conduct development, quality assurance and professional services operations in India. As of December 31, 2006 we employed 76 persons in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. During the three months ended December 31, 2006 and December 31, 2005, we recognized approximately $398,000 and $15,000, respectively, of such charges, which included the compensation expenses related to our recent adoption of SFAS 123R, as well as deferred compensation, option acceleration, option modification, and variable accounting. During the nine months ended December 31, 2006 and December 31, 2005, we recognized approximately $1.3 million and $117,000, respectively.

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

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and help identify and deter fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of March 31, 2006, we concluded that we had deficiencies in our internal controls over financial reporting that constituted a material weakness, as further described in Item 9A, Report of Management on Internal Control over Financial Reporting. Our independent registered public accounting firm reached the same conclusion. As of December 31, 2006, we concluded we continue to have deficiencies. If we cannot establish and maintain effective internal controls over financial reporting, investors may lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

(c) Issuer Purchases of Equity Securities.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2006 by us or any “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	175,705	$2.43	175,705	$16,994,266
November 1, 2006 – November 31, 2006	863,317	$1.77	863,317	$15,430,947
December 1, 2006 – December 31, 2006	824,692	$1.73	824,692	$13,973,482

Total	1,863,714	$1.81	1,863,714	$13,973,482

(1)	On November 9, 2005, Selectica announced that its Board of Directors had authorized a new $25 million stock repurchase program. The new repurchase plan resulted in shares of our stock being repurchased in the open market from time to time based on market conditions. This new program replaced the prior repurchase plan previously announced on May 6, 2003.

(2)	Shares have only been repurchased through publicly announced programs.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

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