Form 10-K
period 2007-03-31
SELECTICA INC
filed 2007-10-03
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-29637

SELECTICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0432030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive Suite 450, San Jose, California	95110-2111
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.[Note: Accelerated Filer status requires $75M Market cap]

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act): Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $69,029,737 as of September 30, 2006, the last day of the registrant’s second fiscal quarter during its fiscal year ending March 31, 2007, based upon the closing price of $2.43 on The NASDAQ Global Market reported on such date.

The number of shares outstanding of the registrant’s common stock as of September 15, 2007 was 28,407,299.

SELECTICA, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

MARCH 31, 2007

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

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

In this Annual Report on Form 10-K as of and for the year ended March 31, 2007 (the “2007 Form 10-K”), we are restating our consolidated balance sheet and related disclosures as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005 and for the first quarter of fiscal 2007. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in October, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. As a result of the investigation, we also recorded adjustments affecting our previously-reported financial statements for fiscal years 2001 through 2004, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of March 31, 2004. The restatement adjustments resulted in an approximate $5.8 million increase in our accumulated deficit as of March 31, 2007. The restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2007 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended March 31, 2006, March 31, 2005, March 31, 2004, and March 31, 2003.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by us prior to July 12, 2007, include consolidated financial results that have been restated and the related opinions of its independent registered public accounting firms, and all earnings press releases and similar communications issued by us prior to July 12, 2007 should not be relied upon and are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by us with the Securities and Exchange Commission on or after July 12, 2007.

Except for the sections that address the restatement, or as otherwise specifically noted in this 2007 Form 10-K, all of the information in this 2007 Form 10-K is as of March 31, 2007 and does not reflect events occurring after that date. Accordingly, this 2007 Form 10-K should be read in conjunction with our periodic filings made with the SEC, including any amendments to those filings, as well as any Current Reports filed on Form 8-K.

As a result of our failure to file this report and other reports on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports required under the Securities Exchange Act of 1934 have been timely filed for at least 12 months.

PART I

Item 1.	Business

BUSINESS OVERVIEW

We provide sales execution and contract lifecycle management software solutions that allow enterprises to efficiently manage sell-side business processes. Our solutions include software, on demand hosting, professional services and expertise. Our sales execution (SE) products enable customers to increase revenues and reduce costs through seamless, web-enabled automation of “quote to contract” business processes, which reside between legacy Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems. These products are built using Java technology and utilize a unique business logic engine, repository, and a multi-threaded architecture. This design reduces the amount of memory used to support new user sessions and provides a cost-effective, robust and highly scalable software deployment. Our contract lifecycle management (CLM) products enable customers to create, manage and analyze contracts in a single, easy to use repository and is offered as an on-premise or hosted solution. Our software enables any and all corporate departments (e.g. Sales, Services, Procurement, Finance, IT and others) to model their specific contracting processes using our application and to manage the lifecycle of the department’s relationships with the counterparty from creation through closure. Our CLM products are built on modular J2EE architecture and a dynamic repository that allows us to seamlessly model buy-side and sell-side contracts. Our solution has an embedded business process routing engine that can control the visibility and stewardship of content in a collaborative authoring, approval and management process. This provides enterprises a comprehensive platform to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract compliance and automate the contracting process from request through signature.

Selectica was incorporated in California in June 1996 and re-incorporated in Delaware in November 1999. Our principal executive offices are located at 1740 Technology Drive Suite 450, San Jose, California, 95110.

Products and Services

Sales Execution

Selectica’s Configurator enables enterprises to configure complex products and services utilizing a flexible platform. Enterprises using our solutions have increased flexibility for configuring and quoting complex products and services, elements critical to their ability to reduce costs and maximize revenues. Our solution does not require costly re-engineering and leverages existing home-built or legacy enterprise systems. This allows companies to retain their existing sales and service processes, enabling their customers, sales force, and channel partners to close sales faster, accelerate revenue generation and ensure order accuracy.

Selectica’s Pricer enables enterprises to efficiently manage pricing by integrating marketing and selling pricing management processes seamlessly across multiple brands. Efficiencies in price management can help companies realize greater profit margins and decreased SKU erosion. Our solution delivers the capabilities to view, model, and dynamically change all aspects of an enterprise’s pricing management and execution processes.

Contract Lifecycle Management

Selectica’s CLM Software increases control over, reduces risk of, provides insight into crucial business data and shortens critical functional processes. Highly adaptive workflows and contract-data structures allow our customers to replicate their internal processing requirements, ensuring greater control and compliance.

Selectica Services

We offer comprehensive consulting, training and implementation services and ongoing customer support and maintenance, which support our software applications. Generally, we charge our customers for these services on a time and materials basis, with training services billed upon delivery. Customer support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our customers based on available support offerings. Our in-house services organization also educates third-party system integrators on the use of our software to assist them in providing services to our customers. As of March 31, 2007, our services organization consisted of 27 employees.

Employees

At March 31, 2007, we had a total of 129 employees, of whom 66 were located in India, 60 were located in the United States, and 3 were located in the United Kingdom. Of the total, 61 were in research and development, 27 were in consulting, 16 were engaged in sales and marketing and 25 were in administration and finance. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Sales and Marketing

Our sales and marketing objective is to achieve penetration in fast growth and high value markets through targeted sales and marketing programs. As of March 31, 2007, our sales and marketing team consisted of 16 employees, with sales and field support personnel across the United States.

We sell our products and services using both a direct sales force and business partners, supported by telesales and system engineering resources. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience. We have also developed specific partner relationships to expand our solutions and domain expertise into various targeted markets. We believe that the cultivation and integration of these support networks assists in both the establishment and enhancement of customer relationships.

Our marketing department is engaged in a wide variety of revenue-centered, sales-support and awareness-building activities, such as lead generation programs, web marketing, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.

Research and Development

To date we have invested substantial resources in research and development. At March 31, 2007, we had 61 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. For the fiscal years ended March 31, 2007, 2006 and 2005, we incurred approximately $7.4 million, $8.8 million and $12.5 million, respectively, on research and development.

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

International Operations

As of March 31, 2007, we had offices in two foreign countries, India and the United Kingdom. Our international operations are conducted through wholly owned subsidiaries and reseller partners. Revenues from our international operations were 12%, 17% and 33% of our total revenues for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Competition

The sales execution and contract lifecycle management software market continues to be subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We still encounter competition primarily from internal information systems departments of potential or current customers that develop custom software, software companies that target the contract management markets, and professional services organizations.

We believe that the principal competitive factors affecting our market include product reputation, functionality, ease-of-use, ability to integrate with other products and technologies, quality, performance, price, customer service and support and the vendors’ reputation. Although we believe that our products currently compete favorably with regard to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

Many of our competitors have significantly greater resources and broader alliance and customer relationships than we do. In addition, many of our competitors have extensive knowledge of our industry. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs. Furthermore, our competitors may combine with each other and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships with each other or with third parties, or adopt aggressive pricing policies to gain or maintain market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

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

The following is a summary of our issued U.S. patents:

Method and apparatus for use of an application state storage system in interacting with on-line services. This patent describes a change and update system for network-based knowledgebase (KB) sales and service facilities, has a user interface (UI) system for accessing the facility over the network, software at the facility for negotiating with the user interface, and a state component at the facility storing state data for a configured order or service at the facility, the state data including a summary of the order or service and information regarding allowable alterations and effects of alterations. This patent continues until October 2018.

Method for merging multiple knowledge bases into one optimized and compressed knowledge base. This patent describes a system for integrating multiple related knowledge base files into a single file while keeping all of the parameters and constraints of the multiple files, by identifying two or more common parameters among the files and merging the two or more parameter statements into a single statement in the integrated file (the single statement listing all of the values of the several statements in the multiple files). This patent continues until February 2018.

Method and apparatus for remote interaction with and configuration of a WAN-based knowledge base. These two patents, which describe a system for selling products and services over the Internet, or other wide area network, comprises a knowledge base and a knowledge base configurator both executing on a network-connected server hosted by the enterprise offering products and/or services. These two patents continue until October 2018.

Method for merging multiple knowledge bases into one optimized and compressed knowledge base. This patent describes a system for integrating multiple related knowledge base files into a single file, while keeping all of the parameters and constraints of the multiple files operates by identifying two or more common parameters among the files and merging the two or more parameter statements into a single statement in the integrated file (the single statement listing all of the values of the several statements in the multiple files. This patent continues until September 2017).

Method for generating and updating knowledge-based configurators that are multi platform and multi language capable. This process, which relates to a method for creating and disseminating knowledge-based object models, converts object models created on a source platform to a first human-readable flat file prior to transmission on a network, allowing object models to be transported across differing platforms incorporating different languages. This patent continues until September 2017.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Selectica, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.selectica.com.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. For more information regarding our current litigation and related inquiries, please see Part I, Item 3- “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and investigation of our stock option practices to the Securities and Exchange Commission, or SEC, and we have responded to informal requests for documents and additional information from the SEC. We intend to continue to cooperate with the SEC and any other governmental agency which may become involved in this matter. We cannot give any assurance regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

We have a history of significant losses and may incur significant losses in the future.

We incurred net losses of approximately $ 20.9 million $17.6 million and $15.0 million for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. We had an accumulated deficit of approximately $217 million as of March 31, 2007. We may continue to incur significant losses in the future for a number of reasons. We continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

We have been subject to intellectual property litigation, and could be subject to additional such litigation in the future, in connection with which we may incur substantial costs, which would harm our operating results.

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524, 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. The complaint seeks money damages with pre- and post-judgment interest, costs, treble damages for willful infringement, attorneys’ fees and a permanent injunction to prevent the Company from infringing the Versata Patents in the future, as well as any other relief to which Versata may be entitled. The Company has filed an answer denying infringement and has alleged that the Versata Patents are invalid and unenforceable. The parties have not yet begun discovery in the case, and the Company is unable to predict the outcome of the litigation.

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

Any intellectual property litigation, such as the litigation with Versata, or any threat of such litigation could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the asserted intellectual property;

•

obtain from the holder of the asserted intellectual property right a license to sublicense or use the relevant intellectual property, which license may not be available on commercially reasonable terms or at all;

•	redesign those products or services that incorporate such intellectual property;

•	pay money damages to the holder of any infringed intellectual property right.

In the event of a successful claim of infringement against us, we could be liable for a large damage award and our failure or inability to license the infringed intellectual property on commercially reasonable terms (or at all) or license a substitute intellectual property or redesign our product to avoid infringement, could significantly harm our business and operating results. If we are forced to abandon use of our trademark, we may be forced to change our name and incur substantial expenses to build a new brand, which would significantly harm our business.

Our future success depends on our proprietary intellectual property, and if we are unable to protect our intellectual property from potential competitors, our business may be significantly harmed.

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents in the United States. In addition, we have two trademarks registered in the United States, one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in European Community, and we have also applied to register another two trademarks in the United States. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Regardless of the outcome, such litigation may require us to incur significant legal expenses and management time. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

If our new business strategy is unsuccessful, it could significantly harm our business and operating results.

We have broadened our business focus to include Contract Lifecycle Management with the purchase of Determine Software in May 2005. If the market for CLM products is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

Our quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.

Our quarterly revenues may vary as a result of fluctuations in demand, sales cycles, changes in the mix of products and average sales prices.

We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; (3) services; and (4) subscription for on-demand services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.

For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. The portion of revenues recognized on a deferred basis may vary significantly in any given quarter, and revenues in any given quarter are a function both of contracts signed in such quarter and contracts signed in prior quarters.

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

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.

Our revenues are dependent on orders from a relatively small number of customers. Our five largest customers accounted for approximately 61%, 67% and 67% of our revenues for the fiscal years ended March 31, 2007, 2006, and 2005, respectively, and our ten largest customers accounted for approximately 75%, 80% and 84% of our revenues for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

Our lengthy sales cycle for our large enterprise products makes it difficult for us to forecast revenue and exacerbates the variability of quarterly fluctuations, which could cause our stock price to decline.

The sales cycle of our large enterprise SE products has historically averaged between nine to twelve months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products is discretionary and typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

Developments in the market for enterprise software including configuration, pricing, contract management and quoting solutions may harm our operating results, which could cause a decline in the price of our common stock.

The market for enterprise software including configuration, pricing, contract management and quoting solutions is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment gross rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.

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

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include publicly-traded companies such as Oracle, Ariba, I-Many and AT&T (through its acquisition of Comergent Technologies), as well as privately held companies such as Upside Software, Nextance, Emptoris and Versata, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing, contract management and/or quoting software.

Our competitors may intensify their efforts in our market. In addition, other enterprise software companies may offer competitive products in the future. Competitors vary in size, in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors, including the comprehensiveness of our solution, our use of Java technology and our multi-threaded architecture, some of our competitors and potential competitors have significant advantages over us, including:

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

Our business is dependant on the overall demand for enterprise software and on the economic health of our current and prospective customers. A change in economic conditions could lead to revised budgetary constraints regarding information technology spending for our customers. We have had potential customers select our software, but decide to delay or not to implement any configuration system. Many companies have decided to reduce their expenditures for information technology by either delaying non-mission critical projects or abandoning them until their levels of business justify the expenses. Stagnation in information technology spending due to economic conditions or other factors could significantly harm our business and operating results.

If we do not keep pace with technological change, including maintaining interoperability of our products with the software and hardware platforms predominantly used by our customers, our products may be rendered obsolete, and our business may fail.

Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the Microsoft Windows NT, Sun Solaris, IBM AIX, Linux and Microsoft Windows 2000 Operating Systems and are J2EE compliant. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Our SE configuration, pricing and quoting products are complex, and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

Services revenues, which generated 90%, 81% and 71% of our revenues during the fiscal years ended March 31, 2007, 2006 and 2005, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We intend to charge for our professional services on a time and materials rather than a fixed-fee basis. However, in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances in future periods, which will negatively affect our operating results. During the fiscal years ended March 31, 2006 and 2005, we recognized approximately $203,000 and $637,000 of such charges, which included the compensation expenses related to deferred compensation, option acceleration, option modification, and variable accounting, respectively.

The Company adopted the provisions of FASB 123R using a modified prospective application effective April 1, 2006. We use the Black-Scholes model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This new pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, FASB 123R will apply to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense cost calculated under FASB 123R will negatively impact our operating results in the future.

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

Our on demand solutions are hosted by a third-party provider.

Our CLM on demand solutions are hosted by a third party data-center provider. Failure of the data center provider to maintain service levels as contracted, could result in customer dissatisfaction, customer losses and potential product warranty or performance liabilities.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

Because we are a publicly-traded company, we are subject to certain federal, state and other rules and regulations, including those required by the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent fraud or other errors in the future Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it impossible for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect fraud or other errors could seriously harm our business and results of operations. Item 9A of Part II reports our conclusion that our disclosure controls and procedures and internal control over financial statement preparation and review procedures were not effective as of March 31, 2007, due to material weaknesses in internal control over financial statement preparation and review procedures at that date that are subject to our continuing remediation efforts.

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

Our stock price is volatile.

Our stock price has fluctuated. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	announcements that our revenues or income are below analysts’ expectations;

•	changes in analysts’ estimates of our performance or industry performance;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the loss of a major customer or our failure to complete significant license transactions;

•	additions or departures of key personnel; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of software and Internet-related companies.

We are at risk of securities class action litigation due to our stock price volatility.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We have experienced significant volatility in the price of our stock over the past two years. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm our business.

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

Item 2.	Properties

Facilities

United States. Our headquarters is located in San Jose, California, where we lease approximately 10,500 square feet of commercial space under a term lease that expires on October 31, 2008, with a one-year renewal provision at the same terms. Prior to December 2006, our headquarters was previously located in San Jose, California in an 80,000 square foot commercial office building under a non-cancelable operating lease expiring in December 2009. This facility was subleased in March 2007. We also lease office space in San Francisco, California, with a lease that extends through July 2008.

India. We own an office in Pune, which is used primarily for development, consulting and quality assurance purposes. This facility occupies approximately 22,000 square feet. In August, 2007, we announced plan to close this facility by the end of Fiscal 2008.

United Kingdom. We lease, on a month-to-month basis, an office in Bracknell, used for sales and professional services. We closed this office in June 2007.

We believe our current facilities will be adequate to meet our future needs.

Item 3.	Legal Proceedings

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524, 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. The complaint seeks money damages with pre- and post-judgment interest, costs, treble damages for willful infringement, attorneys’ fees and a permanent injunction to prevent the Company from infringing the Versata Patents in the future, as well as any other relief to which Versata may be entitled. The Company has filed an answer denying infringement and has alleged that the Versata Patents are invalid and unenforceable. The parties have not yet begun discovery in the case, and the Company is unable to predict the outcome of the litigation. See “Risk Factors.”

Other

In the future we may be subject to other lawsuits, including claims relating to intellectual property matters or securities laws. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business. If successful against us, we could be liable for large damage awards and, in the case of patent litigation, subject to injunctions that significantly harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Our common stock is traded over the counter on The NASDAQ Global Market (“NASDAQ”) under the symbol “SLTC.” Our common stock began trading in March 2000.

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

The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2006
First Quarter	$3.62	$3.01
Second Quarter	$3.29	$3.00
Third Quarter	$3.21	$2.57
Fourth Quarter	$2.95	$2.52
Fiscal 2007
First Quarter	$2.88	$2.41
Second Quarter	$2.50	$2.27
Third Quarter	$2.50	$1.61
Fourth Quarter	$2.05	$1.64

As of August 31, 2007, there were approximately 122 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

The trading price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates or purchase recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock. See “Risk Factors.”

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Whether or not a dividend will be paid in the future will be determined by our Board of Directors.

STOCK PERFORMANCE GRAPH

The graph set forth below compares the cumulative total stockholder return on the Company’s Common Stock between March 31, 2002 and March 31, 2007 with the cumulative historical data. The Company total return of (i) the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the “Nasdaq Stock Market-U.S. Index”) and (ii) the S&P Application Software Index (the “S&P Application Software Index”), over the same period. This graph assumes the investment of $100.00 on March 31, 2002, in the Company’s Common Stock, the Nasdaq Stock Market-U.S. Index and the S&P Application Software Index, and assumes the reinvestment of dividends, if any.

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

The Nasdaq Stock Market-U.S. Index and the S&P Market

Total Return to Stockholder’s

(Dividends reinvested monthly)

	Cumulative Total Return
	3/02	3/03	3/04	3/05	3/06	3/07
SELECTICA, INC.	100.00	76.17	141.45	83.42	76.17	50.26
NASDAQ STOCK MARKET (U.S.)	100.00	72.11	109.70	111.26	132.74	139.65
S & P APPLICATION SOFTWARE	100.00	50.58	71.30	80.48	93.67	100.62

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

Equity Compensation Plan Information

The following table sets forth as of March 31, 2007 certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by security holders	3,297	$3.77	13,126	(1)(2)
Equity compensation plans not approved by security holders	362	$3.88	1,554

Total	3,659	$3.94	14,680

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)	On each January 1, starting in 2001, the number of shares reserved for issuance under our 1999 Equity Incentive Plan will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million shares. On each May 1, starting in 2001, the number of shares reserved for issuance under our 1999 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.

Stock Option Plans — Not Required to be Approved by Stockholders

2001 Supplemental Plan

We adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on May 30, 2001; the Supplemental Plan did not require stockholder approval. A total of approximately 2.5 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.

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

In this 2007 Form 10-K, we are restating our consolidated financial statements and related disclosures as of March 31, 2006 and for the years ended March 31, 2006 and 2005 and for the first quarter of fiscal 2007. The restatement includes adjustments arising from our internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in November 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. As a result of the investigation, we also recorded adjustments affecting our previously-reported financial statements for fiscal years 2001 through 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of March 31, 2004. The restatement adjustments resulted in an approximate $5.8 million increase in our accumulated deficit as of March 31, 2007.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The consolidated statement of operations data for the years ended March 31, 2007, March 31, 2006, and March 31, 2005 and the consolidated balance sheets data as of March 31, 2007 and March 31, 2006 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this 2007 Form 10-K. The consolidated statement of operations data for the years ended March 31, 2004 and March 31, 2003 and March 31, 2002 and March 31, 2001 and the consolidated balance sheets data as of March 31, 2004 and March 31, 2003 and March 31, 2002 and March 31, 2001 are derived from unaudited consolidated financial statements which are not included herein and have been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in “Restatement of Consolidated Financial Statements” in Note 3 of Notes to Consolidated Financial Statements of this Form 10-K.

The Company has not amended its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should not be relied upon.

	Fiscal Years Ended March 31,
	2007	2006	2005	2004	2003
		(as restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$1,369	$4,431	$9,133	$16,935	$10,218
Services	13,352	19,002	21,987	23,089	25,350

Total revenues	14,721	23,433	31,120	40,024	35,568
Cost of revenues:
License	1,112	625	819	1,410	1,185
Services	7,558	8,621	12,480	16,906	18,683

Total cost of revenues	8,670	9,246	13,299	18,316	19,868

Gross profit	6,051	14,187	17,821	21,708	15,700
Operating expenses:
Research and development	7,358	8,804	12,455	13,621	13,506
Sales and marketing	6,868	6,664	11,926	14,586	19,566
General and administrative	7,761	10,573	9,624	6,765	6,571
Restructuring	6,005	824	929	—	—
Profession fees related to stock option investigation	2,639	—	—	—	—
Litigation settlement	—	7,500	—	—	—

Total operating expenses	30,631	34,365	34,934	34,972	39,643

Loss from operations	(24,580)	(20,178)	(17,113)	(13,264)	(23,943)
Other income (expense), net	465	(196)	82	1,092	—
Interest income	3,277	2,907	1,891	1,624	2,999

Net loss before taxes	(20,838)	(17,467)	(15,140)	(10,548)	(20,944)
Provision (benefit) for income taxes	106	122	(117)	—	—

Net loss before cumulative effect of an accounting change	(20,945)	(17,589)	(15,023)	(10,548)	(20,944)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	—	(9,974)

Net loss	$(20,944)	$(17,589)	$(15,023)	$(10,548)	$(30,918)

Basic and diluted net loss per share	$(0.70)	$(0.54)	$(0.46)	$(0.34)	$(0.96)
Shares used in computing basic and diluted net loss per share	29,995	32,808	32,665	31,165	32,219

	Fiscal Years Ended March 31,
	2007	2006	2005	2004	2003
		(as restated)
	(in thousands)
Consolidated Balance Sheet Data:
Current assets	$59,795	$79,507	$98,349	$100,597	$117,853
Non current assets	3,841	6,363	9,275	25,819	19,296
Current liabilities	10,552	7,601	9,607	14,033	22,731
Non current liabilities	3,172	1,091	1,434	1,481	1,338
Working capital	49,243	71,906	88,742	86,564	95,122
Total assets	63,636	85,870	107,624	126,416	137,149
Total stockholders’ equity	49,913	77,178	96,583	110,902	113,080

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this 2007 Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Item entitled “Management’s Discussion and Analysis” and Item 1A entitled “Risks Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, the level of demand for our products and services; the intensity of competition; existing and potential litigation: our ability to effectively manage product transitions and to expand and improve internal infrastructure; and risks associated with potential acquisitions. For a more detailed discussion of the risks relating to our business, readers should refer to the section earlier in this report entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report. Selectica assumes no obligation to update these forward-looking statements.

Restatement of Consolidated Financial Statements

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

The Special Committee found, among other things, that the Company lacks contemporaneous evidence supporting a significant number of the recorded option grants. Further, the Company appears to have incorrectly measured the effective dates for a number of its option grants based on a variety of factors, including delays in the approval of awards, retrospective selection of some grant dates, the absence of clear and definitive documentation regarding grant dates, modifications of or additions to previously awarded grants, and other issues relating to unreliable processes. The affected grants include grants to employees, officers and former directors. Therefore, we have recorded additional stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Annual Report on Form 10-K.

We have determined to recognize the following incremental impact from stock-based compensation expense as a result of the Special Committee investigation of past option grants:

The cumulative effect of the adjustments was to increase our accumulated deficit by $5.8 million as of March 31, 2007 as follows:

	Three months ended June 30, 2006	Years Ended March 31,
(in thousands)		2006	2005	2004	2003	2002	2001	2000	Total
Stock based compensation expense	$328	$111	$482	$848	$1,632	$2,258	$979	$97	$6,735
Payroll taxes, interest and penalties	—	—	—	1,137	—	—	—	—	1,137

Total stock-based expenses	328	111	482	1,985	1,632	2,258	979	97	7,872
Less: Stock compensation expense previously recorded	(345)	(29)	(112)	(284)	(462)	(477)	(277)	(95)	(2,081)

Total net impact of restatement	(17)	82	370	1,701	1,170	1,781	702	2	5,791

Net loss, as previously reported	(2,598)	(17,507)	(14,653)	(8,846)	(29,748)	(26,377)	(49,867)	(31,779)	(181,375)
Net loss, as restated	$(2,581)	$(17,589)	$(15,023)	$(10,547)	$(30,918)	$(28,158)	$(50,569)	$(31,781)	$(187,166)

Stock-Based Compensation-These adjustments are from the Company’s determination that the initially recorded measurement dates of option grants could not be relied upon, based upon the Special Committee’s investigation and the Company’s subsequent reviews and analyses. For substantially all such option grants, there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained as of the initially recorded measurement date. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as previously described and accounted for these grants as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

Payroll taxes, interest, and penalties - During the year ended March 31, 2005, in connection with certain stock based compensation adjustments, the Company determined that certain stock options were exercised without the imposition of income tax withholding and employment taxes. As of September 25, 2007, the Company has recorded a net liability of approximately $1,137,000 for the accrued, but unpaid payroll tax, interest, and penalty expense. Such costs were recorded in the periods in which the underlying stock options were exercised. In subsequent periods, should the Company confirm that such income associated with the exercise of stock options was appropriately reported on the recipient’s personal income tax return, such expenses will be in material part reversed, with the reduction in the related functional expense category in the Company’s consolidated statements of operations.

Income tax benefit (provision)-Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified as ISOs under IRS regulations, and therefore should be accounted for as if they were Nonstatutory Stock Options under the IRC, or NSOs, for income tax accounting purposes. However, the Company recorded no income tax benefit associated with stock-based compensation and related charges because of valuation allowances provided against the resulting deferred tax assets, as the Company believes that sufficient doubt exists that it will be able to realize the value of those assets.

Restatement Values are Affected by Subjective Judgments and Interpretations; Risks Presented by Incomplete and/or Inaccurate Documentation

Our calculations as to the proper restatement values for past stock option grants depend on certain interpretations, assumptions and conclusions that we drew from legal and accounting guidance, as well as relevant information collected during the Special Committee investigation. These interpretations, assumptions and conclusions may be subject to later dispute, particularly in circumstances where the investigation uncovered incomplete or ambiguous documentation or conflicting information. There is also a risk that the investigation findings themselves may later be determined to be inaccurate or incomplete. Where incomplete or ambiguous documentation or other information was all that was available, we relied, among other things, on guidance provided by the Office of the Chief Accountant of the Securities and Exchange Commission. By letter dated September 16, 2006, the Chief Accountant advised companies such as ours to use all reasonably available information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

In reaching our conclusions regarding the proper measurement date for particular grants, we made certain legal interpretations regarding, among other things, the effectiveness of various grant actions taken by our Board of Directors and its constituent Committees, whether by meeting or by written consent. We also made a number of accounting interpretations; for example, we interpreted and applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to each category of granting action discussed below.

We had to draw many inferences and assumptions in reviewing the evidence that the Special Committee assembled. The process for selecting new measurement dates involved substantial interaction between the Special Committee, our Finance department and our auditors.

Findings of the Special Committee

The Special Committee’s findings, summarized by grant category, are below:

A.	Grants Approved by the Board of Directors or Compensation Committee at Meetings

Prior to the IPO, which occurred on March 10, 2000, the Company appears to have approved all option grants at Board meetings. On November 18, 1999, Selectica established a Compensation Committee with unlimited authority (shared with the Board) to issue options. Thereafter, most option grants to executives, as well as non-executive employee grants for promotion and retention, were to be made one of three ways: (i) at Board meetings, as reflected in Board meeting minutes; (ii) at Compensation Committee meetings, as reflected in Compensation Committee meeting minutes, or (iii) by way of Unanimous Written Consents (“UWC”) signed by the full Board or by the Compensation Committee in lieu of a meeting.

1.	Grants Reflected in Board of Director Meeting Minutes:

Two post-IPO grants were reflected in minutes of meetings of the full Board. Both grants appear to have been issued at regular, pre-scheduled Board meetings at which outside corporate counsel was present. The Special Committee found that outside corporate counsel prepared the minutes. The Special Committee did not find that the measurement date for this class of grant required revision, or that their accounting treatment required restatement.

2.	Grants Reflected In Compensation Committee Meeting Minutes:

During the time period examined by the Special Committee, approximately eleven grant dates were documented in minutes of Compensation Committee meetings. Some of the recorded meeting dates coincided with regular, pre-scheduled Board meetings. Others reflect special telephonic meetings of the Compensation Committee without the other Board members in attendance. When Board and Compensation Committee meeting dates coincided, the Special Committee found that the Compensation Committee often met together with the full Board on that same day, rather than separately. According to the minutes, those attending Compensation Committee meetings, especially in the 2000 to 2001 time period, were the outside directors comprising the Committee, the CFO, and the General Counsel, who acted as secretary. Outside corporate counsel did not attend Compensation Committee meetings until 2004, when the Committee resumed holding semi-regular meetings after a lengthy hiatus. The minutes for the meetings of the Compensation Committee, prepared by the General Counsel or outside counsel, were often not prepared until months after the meeting dates. Certain minutes do not appear to have ever been signed.

In four cases where Compensation Committee meetings coincided with the date of regular, pre-scheduled Board meetings, and five cases where they did not, the Special Committee concluded that a Compensation Committee meeting was in fact held and the option granting action referenced in the minutes taken on those dates. In two instances where a Compensation Committee meeting was apparently held on a date when no regular, pre-scheduled Board meeting occurred and the grant prices also appear fortuitous in the context of price movement before and after the recorded grant date, the Special Committee found insufficient evidence to conclude that the Compensation Committee meeting was in fact held or that the option grants reflected in the minutes were actually made on the dates reflected.

B.	Grants via UWC of the Board or Compensation Committee:

During the Review Period, four grants were documented in UWCs signed by the full Board, including one grant on March 9, 2000, the eve of the Company’s IPO. Another six grants over the course of the Review Period were approved using UWCs of the Compensation Committee. A number of UWCs appear to have been signed after the effective dates shown on the consent document. One Board UWC and two Compensation Committee UWCs appear to have been prepared and signed after the effective dates shown on the consents to take advantage of dates when the Company’s stock price was lower. While former members of the Board of Directors and Compensation Committee appear to have executed these UWCs, the Special Committee did not find in any of those instances that the directors were aware of that fact or appreciated that their actions would have an accounting effect. The Special Committee concluded that other Board or Compensation Committee UWCs were in fact signed on or before their effective date.

C.	Grants via Stock Option Committee AWC:

Of 164 distinct grant dates, approximately 150 involved grants issued by the Stock Option Committee (“SOC”). The Board created the SOC in March 2000, and delegated to it the authority to grant up to 30,000 options to non-executive new hires. The SOC Charter was amended in January 2005 to permit grants of up to 30,000 options per calendar year to any employee, not solely new hires. Except for a brief period in late 2004 and early 2005, the CEO generally served as sole member of the SOC until the Committee was abolished in January 2007.

Most newly-hired employees (“new hires”) at Selectica received option grants approved by the SOC. For most of its history, the SOC appears to have issued grants to new hires on a fairly regular, bi-monthly schedule. In April, 2000, it instituted a schedule for granting options on the 1st and 15th days of each month, effective as of the first SOC grant date several days prior. That became the general schedule through approximately July 2001, at which point the schedule changed to the 15th and last days of each month. After May 2006, the procedure changed again such that new hires began to receive grants effective as of their start dates, rather than in bi-monthly batches.

The SOC’s fixed schedule was not always followed. Retrospective selection of SOC grant dates appears to have occurred on at least three occasions, including the first SOC grant date mentioned above. Approximately six other grant dates that differed from or supplemented the bi-monthly schedule were used before May 2006. New hire grants were postponed to later grant dates (i.e., the new hire grants were not made on the pre-determined schedule) on approximately nine occasions. Except for a few isolated occasions that appear to be errors, new hires generally do not appear to have received grants with effective dates before their start date. On several grant dates, the SOC granted options that exceeded its delegated authority such as grants to non-new hires before the January 2005 amendment permitting such grants and grants in excess of 30,000 options. The Special Committee did not find that the SOC intentionally exceeded its authority. There were several instances where grants were entered into Equity Edge but the supporting documentation could not be located. Beginning in 2006, the Company appears to have relied on Personnel Action Notices to document the CEO’s approval of new hire grants, instead of formal UWCs.

D.	Special Committee Findings with Respect to Certain Individuals

The Special Committee found no evidence that the Company’s current outside directors or Chief Financial Officer, Mr. Bill Roeschlein, were involved in or aware of any selection of grant dates retrospectively. The Special Committee also concluded, based on the evidence, that the Company’s former outside directors did not retrospectively select option grant dates. Former members of the Company’s Compensation Committee executed grant documents prepared by others that appear to have reflected effective dates for option grants that were, in some cases, retrospectively selected. The Special Committee concluded that the former members of the Company’s Compensation Committee were not aware of the accounting consequences of selection of past effective dates for UWCs granting options.

The Special Committee found that the Company’s former Chairman of the Board and Chief Executive Officer, Mr. Stephen Bennion, in his prior capacity as Chief Financial Officer, was aware of or was involved with the retrospective selection of some grant dates. Mr. Bennion also received an option grant with a grant date that appears to have been retrospectively selected. However, in that instance, the Special Committee did not conclude, based on the evidence, that Mr. Bennion selected the grant date. Mr. Bennion did not exercise those options. The Special Committee did not conclude, based on the evidence, that Mr. Bennion engaged in intentional wrongdoing or understood that the Company’s stock option granting practices would result in a misstatement of the Company’s financial results.

The Special Committee found one instance where it believes that Rajen Jaswa, during his tenure as CEO, was likely aware of a retrospectively selected option grant for himself. The Special Committee also found in that same instance that Sanjay Mittal, then acting as CTO, may have been aware of a retrospectively selected option grant for himself. However, the Special Committee did not find evidence that either was advised of the accounting consequences of retrospective selection of option grant dates.

In their capacity as Stock Option Committee, the Company’s former CEOs each appear to have executed documentation prepared for them by others, on dates later than the effective date of the grant shown in the documents, which resulted in the retroactive selection of option dates for a number of such grants. The Special Committee did not conclude the former CEOs were aware that there would be an accounting consequence to execution of such grants on a date later than the effective date of the grants.

The Special Committee found evidence indicating that one of the Company’s former Controllers and its former General Counsel were involved in the retrospective selection of option grant dates. The Special Committee also determined that several lower level stock administration employees were involved in the stock option granting process and were aware to varying degrees that option grant dates and prices were being selected with the benefit of hindsight. The Special Committee determined that each of these individuals had previously left the Company for reasons unrelated to the investigation.

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

Cost of Restatement and Legal Activities

The option grant investigation was time-consuming, required us to incur significant additional expenses and required significant management attention and resources during this period.

We expect to continue to incur substantial expense in connection with investigation and re-statement matters, as well as related to governmental inquiries and legal actions related to the subject matter of the investigation. We are not able to predict the future outcome of these governmental inquiries and legal actions. These matters could result in significant additional legal expenses, diversion of management’s attention from our business, commencement of formal civil or criminal administrative or litigation actions against us or current or former employees or directors, significant fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business. The SEC may also disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grant measurement date errors or other potential accounting errors, and there is a risk that its investigation could lead to circumstances in which we may have to further restate our prior financial statements, amend prior SEC filings, or otherwise take other actions not presently contemplated. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports.

Overview

We provide sales execution (SE) and contract lifecycle management (CLM) software solutions that allow enterprises to efficiently manage sell-side business processes. Our solutions include software, on demand hosting, professional services and expertise. Our SE products enable customers to increase revenues and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes, which reside between legacy Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems. These products are built using Java technology and utilize a unique business logic engine, repository, and a multi-threaded architecture. This design reduces the amount of memory used to support new user sessions and to deploy a cost-effective, robust and highly scalable, Internet-enhanced sales channel.

Our CLM products enable customers to create, manage and analyze contracts in a single, easy to use repository and is offered as an on-premise or hosted solution. Our software enables any and all corporate departments (e.g. Sales, Services, Procurement, Finance, IT and others) to model their specific contracting processes using our application and to manage the lifecycle of the department’s relationships with the counterparty from creation through closure.

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

CLM Arrangements. CLM arrangements generate revenue from two principal sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the company’s on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related consulting services, consisting primarily of integration and training fees. Because the Company provides its application as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. Consulting services, when sold with subscription and support offerings, are accounted for separately when these services have stand-alone value to the customer, and there is objective and reliable evidence of fair value of the undelivered elements. In these circumstances, consulting service revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized after the services are performed.

In determining whether the consulting services can be accounted for separately from subscription revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription arrangement, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we initially defer all revenue under the arrangement and then, when all consulting services have been delivered, we recognize the consulting and subscription revenues ratably over the remaining term of the subscription contract. In these situations we defer the costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized.

Because CLM is a relatively new offering for the Company, a consistent fair value has not yet been established for the hosted subscription services, and, as a result, consulting services typically are not recognized as separate elements. There are instances when the services have been determined to be a separate element when the Company has demonstrated that the services were contracted in a separate arrangement from the subscription contract – this is typically when the respective contracts were executed more than six months apart.

Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. The majority of our contracts have been accounted for on the completed contract method upon achievement of milestones or final acceptance from the customer.

The following table shows how our revenues has been recognized:

	Fiscal Years Ended March 31,
	2007	2006	2005
As a Percentage of Total Revenues:
Contract Accounting	47%	67%	73%
Residual Method	—	—	—
Ratable Method (includes Maintenance)	53	33	27

Total Revenues	100%	100%	100%

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. When we believe a collectability issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe to be collectible. In making the evaluations, we will consider the collection history with the customer, its credit rating, communications with the customer as to reasons for the delay in payment, disputes or claims filed by the customer, warranty claims, non-responsiveness of customers to collection calls, feedback from the responsible sales contact. In addition, we will also consider general economic conditions, the age of the receivable and the quality of the collection efforts.

Litigation and Other Contingencies

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

Stock-Based Compensation

Beginning April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares and compensation cost is recognized as expense over the requisite service period.

The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS 123 as amended by SFAS No. 148.

Results of Operations

The following table sets forth our statements of operations components, expressed as a percentage of net sales for the periods indicated:

	Fiscal Years Ended March 31,
	2007	2006	2005
		(restated)
As a Percentage of Total Revenues:
Revenues:
License	9%	19%	29%
Services	91	81	71

Total revenues	100	100	100
Cost of revenues:
License	8	3	3
Services	51	37	40

Total cost of revenues	59	40	43

Gross profit	41	60	57
Operating expenses:
Research and development	50	38	40
Sales and marketing	47	28	38
General and administrative	53	45	31
Restructuring	41	4	3
Professional fees related to stock option investigation	17	—	—
Litigation settlement	—	32	—

Total operating expenses	208	147	112

Loss from operations	(167)	(87)	(55)
Other income (expense), net	3	(1)	—
Interest income	22	13	6

Loss before provision (benefit) for income taxes	(142)	(75)	(49)
Provision (benefit) for income taxes	1	(1)	—

Net loss	(141)%	(76)%	(49)%

The following is a summary of our net sales, costs of sales, gross profit and loss from operations by business unit and consolidated total for the periods presented below:

	Fiscal Years Ended March 31,
	2007	2006	2005
		(restated)
	(in thousands)

Sales Execution:
Revenue	$12,870	$22,875	$31,120
Cost of Sales	8,177	9,076	13,299

Gross Profit	4,693	13,799	17,821
Loss from Operations	(22,072)	(18,390)	(17,113)
Contract Lifecycle Management:
Revenue	1,851	558	—
Cost of Sales	493	170	—

Gross Profit	1,358	388
Loss from Operations	(2,508)	(1,788)	—

Consolidated
Revenue	14,721	23,433	31,120
Cost of Sales	8,670	9,246	13,299

Gross Profit	6,051	14,187	17,821
Loss from Operations	(24,580)	(20,178)	(17,113)

Summary of Operating Results for Fiscal 2007

During the fiscal year ended March 31, 2007, the Company’s total revenues were $14.7 million of which 9% represented license revenues and 91% represented services revenues. During fiscal 2007, revenue decreased $8.7 million or 37% from the prior year, of which approximately $3.0 million and $5.7 million were license and service revenue, respectively. The decline in license revenue of 69% caused a decline in various installation and training services revenues and fewer customers requiring annual maintenance contracts.

Revenue from SE products and services was approximately $12.9 million, $22.9 million and $31.1 million for the fiscal years ended March 31, 2007, 2006 and 2005 respectively. The revenue reduction of approximately $10.0 million in fiscal 2007 compared to fiscal 2006 was comprised of a $3.0 million decline in license revenue and the remaining $7.0 million lost as a result of fewer associated installation, maintenance, training and consulting services.

Revenue from the CLM products and services was approximately $1.9 million, $0.6 million and no revenue for the fiscal years ended March 31, 2007, 2006 and 2005 respectively. The revenue increase of approximately $1.3M in fiscal 2007 compared to fiscal 2006 was due to 75% more customers in fiscal 2007 over 2006. The contract business continued to ramp in 2007 as more dedicated resources were involved in marketing efforts combined with a sales organization focused on the business.

Results of Operations

Revenues

	2007	Change	2006	Change	2005
	(in thousands, except percentages)
License	$1,369	(3,062)	$4,431	(4,702)	$9,133
Percentage of total revenues	9%		19%		29%
Services	$13,352	(5,689)	$19,002	(2,985)	$21,987
Percentage of total revenues	91%		81%		71%
Total revenues	$14,721	(8,712)	$23,433	(7,687)	$31,120

License. License revenues consists of revenue from licensing our software products. Fiscal 2007 license revenue decreased by $3.0 million from the prior year primarily due to lower sales of new configurator and pricer products within the SE category. Partly as a result of focusing our sales organization focused on our CLM segment. Our CLM solutions generate more subscription revenues than license revenues.

Fiscal 2006 license revenue decreased by $4.7 million from the prior years. This was due to a decreasing number of new licenses, delays in deployment and customer acceptance where license fees were dependent on completion of service projects. Fiscal 2006 license revenue came primarily from two significant customers, while fiscal 2005 license revenue came primarily from four significant customers.

Services. Services revenues are comprised of fees from consulting, maintenance, training, on demand subscriptions and out-of pocket reimbursement. Service revenues for fiscal year 2007 decreased $8.7 million, or 37%, from the prior year, primarily due to a reduction of consulting activities within the SE segment as these activities are driven by new license sales. Services revenue from our CLM category increased approximately $1.3 million as the number of customers increased from fiscal 2006.

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

Factors Affecting Operating Results

A small number of customers in our SE category account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

Fiscal Year ended March 31, 2007
Customer A	11%
Customer B	30%
Customer C	12%
Fiscal Year ended March 31, 2006
Customer A	23%
Customer B	22%
Fiscal Year ended March 31, 2005
Customer A	14%
Customer B	23%
Customer C	12%
Customer D	11%

To date, we have foreign activities in India, Canada and the United Kingdom because we believe international markets represent a significant growth opportunity. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

Cost of Revenues

	2007	Change	2006	Change	2005
	(in thousands, except percentages)
Cost of license revenues	$1,112	487	$625	(194)	$819
Percentage of license revenues	81%	(85)%	14%	(24)%	9%
Total cost of services revenues	$7,558	(1,063)	$8,621	(3,859)	$12,480
Percentage of services revenues	57%	(12)%	45%	(31)%	57%

Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs and royalty fees associated with third-party software, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, and other data transmission costs. During the fiscal year 2007, the Company wrote off $600K of prepaid royalties advanced to an OEM reseller. Excluding this write off, license costs were largely flat. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars in fiscal year 2008.

License costs decreased in fiscal year 2006 compares to fiscal 2005, primarily as a result of the decrease in license revenues in fiscal year 2006 compares to fiscal 2005.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated corporate expenses. During fiscal 2007, these costs decreased by approximately $1.1 million due to the improved utilization of resources and the reduction in headcount of employees. The cost of sales decrease during fiscal 2007 of approximately $0.9 million from the Sales Execution Segment was due to lower headcount levels. The professional services organization reduced 18 headcount during fiscal 2007. This reduction was partially offset by an increase of approximately $0.3M in the CLM category due to the hiring of additional headcount.

During fiscal 2006, cost of service revenues decreased by approximately $3.8 million due to the improved utilization of resources and the reduction in headcount of 29 employees in fiscal year 2006 compares to fiscal 2005.

Gross Profit

Gross profit was $6.1 million, $14.2 million and $17.8 million for the fiscal years ended 2007, 2006 and 2005, respectively. The gross profit for the fiscal year 2007 decreased by $8.1 million or 57% from the prior fiscal year as cost reductions implemented in fiscal 2007 were not sufficient to offset the significant decline in revenue. Margins for fiscal 2007 were 19% and 43% for license and service, respectively. Excluding the OEM reseller write off in fiscal 2007, license margins in 2007 would have been 63%. During fiscal 2006, gross profit declined $3.6 million, or 20% from the prior fiscal year due largely to a decline in service and license revenue. Overall margins were 41%, 61% and 57% for the fiscal years ended March 31, 2007, 2006 and 2005 respectively.

Gross profit was $4.7 million, $13.8 million and $17.9 million in the Sales Execution business unit for the fiscal years 2007, 2006 and 2005 respectively. Margins in the Sales Execution business unit declined by approximately $9.1 million and $4.1 million during fiscal 2007 and fiscal 2006, respectively. This was attributable to decline in license revenues resulting in a corresponding decrease in all areas of services revenue, especially training and consulting services.

Gross profit was $1.4 million and $0.4 million in the CLM business unit for the fiscal years 2007, 2006, respectively. Margins in the CLM segment increased by approximately $1.0 million during fiscal 2007. This was due to a 75% increase in the customer base during the fiscal 2007 year.

Gross Margin

	2007	2006	2005
Gross margin, license revenues	19%	86%	91%
Gross margin, services revenues	43%	55%	43%
Gross margin, total revenues	41%	61%	57%

Gross Margin – Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2007, 2006 and 2005 were affected by the factors discussed above under “Revenues” and “Gross Profit”.

Operating Expenses

Research and Development

	2007	Change	2006	Change	2005
	(in thousands, except percentages)
Total research and development	$7,358	$(1,446)	$8,804	$(3,651)	$12,455
Percentage of total revenues	50%		38%		40%

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of $1.4 million in fiscal 2007 compared to fiscal year 2006 was attributable primarily to a reduction in force of nine headcount and the related facilities, overhead and benefit costs. The decrease of approximately $3.6 million in fiscal year 2006 compared to fiscal 2005 was attributable primarily to a reduction in force of 42 headcount and the related costs. Headcount reductions lowered salaries and benefits by approximately $2.8 million and the remaining balance consists mainly of a reduction of approximately $0.4 million in outside services and a reduction in facility expenses in the amount of approximately $0.2 million.

	2007	Change	2006	Change	2005
	(in thousands, except percentages)
Sales and marketing	$6,868	$204	$6,664	$(5,262)	$11,926
Percentage of total revenues	47%		28%		38%

Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2007, sales and marketing expenses increased primarily due to an increase in stock-based compensation of $0.4 million. Excluding stock based compensation, the decrease would have been $0.2 million and is due to a fiscal 2007 reduction of force of six headcount. In fiscal year 2006, sales and marketing expenses decreased by approximately $5.2 million when compared to fiscal year 2005. The primary factor was a reduction in force of 12 headcount that decreased salaries and benefits by approximately $4.9 million and reduced expenses in outside services, marketing programs and other related facility expenses with an aggregate total of approximately $0.3 million.

	2007	Change	2006	Change	2005
	(in thousands, except percentages)
General and administrative	$7,761	$2,812	$10,573	$949	$9,624
Percentage of total revenues	53%		45%		31%
Professional fees related to stock option investigation	$2,639	NA	$—	NA	$—
Litigation settlement	$—	$(7,500)	$7,500	$7,500	$—

General and Administrative, Professional fees related to stock option investigation, and Litigation Settlement. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. We incurred approximately $2.6 million in professional fees related to the stock option investigation (See Footnote 3 to the Consolidated Financial Statements).

In fiscal 2006, general and administrative expenses increased by approximately $0.9 million over fiscal year 2005 primarily as a result of higher legal expenses that were incurred in fiscal 2006 as compared to fiscal 2005. The litigation settlement expense of 7.5 million relates to the patent infringement settlement with Trilogy in fiscal 2006.

Restructuring

	2007	Change	2006	Change	2005
	(in thousands)
Total restructuring	$6,005	$5,181	$824	$(105)	$929

Restructuring. Restructuring expenses consist primarily of personnel reductions and excess facility charges related to our cost realignment initiatives. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2007, 2006 and 2005 were, respectively were (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2004			—
Additional accruals — Plan 4	929	—	929
Amounts paid in cash — Plan 4	(891)	—	(891)

Balance, March 31, 2005	38	—	38
Additional accruals — Plan 5	824	—	824
Amounts paid in cash — Plan 4 and 5	(862)	—	(862)

Balance, March 31, 2006	—	—	—
Additional accruals — Plan 6	385	6,495	6,880
Amounts paid in cash — Plan 6	(385)	(652)	(1,037)

Balance, March 31, 2007	$—	$5,843	$5,843

In January 2005, the Company further reduced headcount by 34 employees under restructuring Plan 4. This was accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit an Activities” (SFAS 146). The Company made these reductions in an effort to reduce costs in response to continued decline in bookings and economic conditions. The headcount reductions were 5 in professional services, 20 in research and development, 8 in sales and marketing, and 1 in general administration.

During the fiscal year 2006, the Company further reduced headcount by 42 employees under Plan 5 to further reduce costs due to prevailing level of bookings and deteriorating economic conditions. Headcount reductions consisted of 11 in general and administrative, 12 in sales and marketing, 8 in research and development and 11 in professional service.

During the fiscal year 2007, the Company continued with cost reduction efforts under Plan 6. On December 31, 2006 the company relocated the corporate headquarters to a smaller facility. As a result of the relocation the company recorded a one time charge of approximately $5.8 million, consisting principally of net present value of remaining lease payments estimated at $5.3 million and the remaining net book value of leasehold improvements on the abandoned facility of approximately $600,000. In addition, the company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits, of which $165,000 was included in research and development expense, $52,000 included in cost of revenues, $120,000 in general and administrative expense and $48,000 in sales and marketing expense.

The company also elected to cease operation in the United Kingdom as of March 31, 2007. This resulted in headcount reductions of three people along with approximately $100,000 in costs.

Other Income (Expense), Net

During fiscal year 2007, we determined that a reserve of approximately $0.4 million initially established in 2000 related to the Wakely acquisition was no longer necessary and recorded the reversal of this reserve as other income.

Interest Income

	2007	Change	2006	Change	2005
	(in thousands, except percentages)
Interest Income	$3,277	13%	$2,907	54%	$1,891

Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. Interest income increased in fiscal year 2007 and fiscal year 2006 due to the higher rates of return than in the comparable prior period, partially offset by lower investment balances.

Provision (Benefit) for Income Taxes

We incurred taxes of approximately $106,000 for fiscal year 2007 and approximately $122,000 for fiscal year 2006. We did record a tax benefit of approximately $117,000 in fiscal 2005. This tax benefit is the result of a reduction in U.S. tax reserves of approximately $235,000 offset by foreign and state income tax provisions of approximately $118,000. This overall benefit is based on our current estimates of taxes due in foreign jurisdictions and nominal income tax amounts for U.S. federal and state taxes, due to our significant U.S. net operating loss carryforwards.

The fiscal 2007, 2006 and 2005 tax provisions vary from the expected benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

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

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48 which applies to all US GAAP financial statements for public and private enterprises alike and provides a definitive, comprehensive accounting model with prescriptive disclosure requirements related to income tax uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” (“MLTN”) to be sustained by the taxing authority. The Interpretation contains guidance on recognizing, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), on April 1, 2007. The Company does not believe the total amount of unrecognized benefit as of June 30, 2007 will increase or decrease significantly in the next twelve months. The Company’s foreign tax returns, including the United States, are subject to routine compliance review by the various tax authorities. The Company accrues for foreign tax contingencies based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

Liquidity and Capital Resources

	2007	Change	2006	Change	2005
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$57,450	(22)%	$74,005	(21)%	$93,263
Working capital	$49,243	(32)%	$71,906	(20)%	$88,742
Net cash used for operating activities	$(9,558)	(50)%	$(19,147)	—	$(19,070)
Net cash provided by (used for) investing activities	$34,770	627%	$4,759	(75)%	$19,140
Net cash provided by (used for) financing activities	$(7,675)	227%	$(2,344)	(517)%	$562

Our primary sources of liquidity consisted of approximately $57.5 million in cash, cash equivalents and short-term investments as of March 31, 2007 compared to approximately $74 million in cash, cash equivalents and short-term investments as of March 31, 2006.

In fiscal year 2007, net cash used in operating activities of approximately $9.6 million included a net loss of approximately $20.9 million. Adjustments for non-cash expenses include loss on asset disposal of $1.1 million, depreciation of approximately $0.7 million, a decreases in accounts receivable of approximately $1.5 million and an increase of approximately $4 million in accrued liabilities.

The $34.8 million of cash provided by investing activities in fiscal 2007 was primarily due to proceeds from the maturity of short term investments. In fiscal 2007 net cash used in financing of $7.7 million was due to $7.9 million used to purchase treasury stock offset by approximately $0.2 million in proceeds from issuance of common stock under stock option and stock purchase plans.

In fiscal 2006, net cash used in operating activities of approximately $19.1 million included an operating loss of approximately $17.6 million. Adjustments for non-cash expenses include depreciation of approximately $0.9 million and decreases in accounts receivable of approximately $0.4 and decreases in accrued liabilities.

The $4.8 million of cash provided by investing activities in fiscal 2006 was primarily due to net proceeds from the maturity of approximately $5.5 million of short and long-term investments and the proceeds from restricted investments in the amount of approximately $182,000 offset by the acquisition of Determine, Inc. of $892,000 and purchases of capital equipment of approximately $160,000. In fiscal 2006 net cash used in financing activities was approximately $2.3 million, attributable primarily to the purchase of treasury stock in the amount of approximately $3.1 million offset by proceeds from issuance of common stock totaling approximately $717,000.

In fiscal 2005, we funded our operations through the sale of long and short-term investments. Net cash used in operating activities of approximately $19.2 million included an operating loss of approximately $15.0 million. Adjustments for non-cash expenses for depreciation of approximately $1.3 million were offset by increases in accounts receivable of approximately $2.1 million, a decrease in deferred revenue of approximately $5.0 million, and reductions in accrued severance liabilities and sales taxes.

The $19.1 million of cash provided by investing activities in fiscal 2005 was primarily due to proceeds from the sale of approximately $20.0 million of short and long-term investments offset by purchases of capital equipment of approximately $900,000. Net cash provided by financing activities were approximately $562,000 attributable to proceeds of approximately $1.4 million from the exercise of stock options and employee stock purchases in fiscal 2005. This was offset by approximately $798,000 repurchases of common stock during the year.

In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. The Board also dissolved the previous stock buyback program initiated in May 2003.

During the fiscal year ended 2007, we repurchased approximately 3.6 million shares of its common stock at an average price of $2.16 in the open market at a cost of approximately $7.9 million net of brokerage fees. During the fiscal year ended 2006, we repurchased approximately 1.1 million shares of its common stock at an average price of $2.75 in the open market at a cost of approximately $3.1 million. All the activity in the year ending March 31, 2006 was related to the stock buyback program approved in December 2005.

For the fiscal year 2005, we repurchased approximately 201,500 shares of its common stock at an average price of $3.96 in the open market at a cost of approximately $798,000 net of brokerage fees.

We had no significant commitments for capital expenditures as of March 31, 2007. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. We believe our cash, cash equivalents, and short-term investment balances as of March 31, 2007 are adequate to fund our operations through at least March 31, 2008.

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

Contractual Obligations

Our contractual obligations and commercial commitments at March 31, 2007, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating Leases	$7,698	$2,899	$4,799	$—	$—

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of March 31, 2007, the effects of the foreign currency fluctuations in Europe and India were insignificant.

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

For fiscal 2007, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $39,000 (less than 0.07%) in the fair value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at March 31, 2007.

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

The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of March 31, 2007:

	Maturing in Fiscal
	2008	2009	Total
	(thousands, except percentages)
Auction rate preferred	$2,700	$0	$2,700
Weighted Average yield	5.28%	NA	5.28%
Government agencies	$4,915	$0	$4,915
Weighted Average yield	5.11%	NA	5.11%
Commercial Paper and Corporate notes & bonds	$15,921	$983	$16,904
Weighted Average yield	5.27%	5.25%	5.27%
Certificate of Deposit	$3,749	$26	$3,775
Weighted Average yield	8.05%	8.25%	8.06%
Weighted Average yield	5.25%	NA	5.25%
Total investments	$27,285	$1,009	$28,294

Item 8.	Consolidated Financial Statements and Supplementary Data

Annual Financial Statements

Our financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled “Financial Statements.”

Quarterly Results of Operations (Unaudited)

The following table sets forth, for the periods presented, selected data from our consolidated statements of operations. The data has been derived from our unaudited consolidated financial statements, and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results of operations for these periods. This unaudited information should be read in conjunction with the consolidated financial statements and notes included elsewhere in this 2007 Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period. We have incurred losses in each quarter since inception and expect to continue to incur losses for the foreseeable future.

	Quarters Ended
	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007
	(Restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$468	$293	$439	$169
Services	4,748	2,703	3,221	2,680

Total revenues	5,216	2,996	3,660	2,849
Cost of revenues:
License	115	865	82	50
Services	2,569	1,874	1,571	1,544

Total cost of revenues	2,684	2,739	1,653	1,594

Gross profit	2,532	257	2,007	1,255

Operating expenses:
Research and development	2,102	2,149	1,681	1,426
Sales and marketing	1,843	1,779	1,436	1,810
General and administrative	1,857	2,598	1,716	1,590
Restructuring	—	—	5,784	221
Professional fees related to stock option investigation	—	—	482	2,157

Total operating expenses	5,802	6,526	11,099	7,204

Loss from operations	(3,270)	(6,270)	(9,092)	(5,949)
Other income, net	718	882	1,033	1,109

Net loss before taxes	(2,552)	(5,388)	(8,059)	(4,840)
Provision for income taxes	29	35	22	20

Net loss	$(2,581)	$(5,423)	$(8,081)	$(4,860)

Basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.27)	$(0.16)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	31,441	30,552	29,577	29,995

	Quarters Ended
	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006
	(in thousands, except per share data)
	(Restated)
Consolidated Statement of Operations Data:
Revenues:
License	$2,034	$1,039	$520	$838
Services	5,045	5,040	4,737	4,180

Total revenues	7,079	6,079	5,257	5,018
Cost of revenues:
License	132	206	164	123
Services	2,585	1,943	2,259	1,834

Total cost of revenues	2,717	2,149	2,423	1,957

Gross profit	4,362	3,930	2,834	3,061

Operating expenses:
Research and development	2,568	2,221	1,951	2,064
Sales and marketing	1,743	1,691	1,597	1,632
General and administrative	3,304	3,096	2,394	1,780
Restructuring	—	—	824	—
Litigation settlement	—	—	7,500	—

Total operating expenses	7,615	7,008	14,266	5,476

Loss from operations	(3,253)	(3,078)	(11,432)	(2,415)
Other income (expense), net	(56)	(42)	(157)	59
Interest income	601	682	804	816

Net loss before taxes	(2,708)	(2,438)	(10,785)	(1,540)
Provision for income taxes	30	18	26	48

Net loss	$(2,738)	$(2,456)	$(10,811)	$(1,588)

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.33)	$(0.05)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,821	32,906	32,958	32,453

In the past, our quarterly operating results have varied significantly, and we expect these fluctuations to continue. Future operating results may vary depending on a number of factors, many of which are outside of our control.

In the near term, we expect the majority of our revenue to be generated by maintenance and services from our large enterprise installed customer base, which we expect to be relatively constant during fiscal year 2008. Growth in revenue depends on market acceptance of our new generation applications and on demand offerings. Because operating expenses are relatively fixed in the short term, any shortfall in anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s assessment identified the following control deficiency that constitutes a material weakness:

Financial statement preparation and review procedures. The Company had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. The Company had insufficient: a) review and supervision within the accounting and finance departments; and b) preparation and review of footnote disclosures accompanying its financial statements. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Because of the weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2007. Armanino McKenna LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of our internal control over financial reporting. The report is included in this Form 10-K, expressing an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of internal control over financial reporting.

Special Committee Investigation into Past Option Grants and Practices and Restatement

On October 30, 2006, Selectica announced that an independent committee comprised of certain members of the Company’s Board of Directors was conducting a review of the Company’s historical stock option granting practices since its initial public offering in March 2000.

Special Committee’s Investigation: Scope, Report and Findings

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

The Special Committee found, among other things, that the Company lacks contemporaneous evidence supporting a significant number of the recorded option grants. Further, the Company appears to have incorrectly measured the effective dates for a number of its option grants based on a variety of factors, including delays in the approval of awards, retrospective selection of some grant dates, the absence of clear and definitive documentation regarding grant dates, modifications of or additions to previously awarded grants, and other issues relating to unreliable processes. The affected grants include grants to employees, officers and former directors. Therefore, we have recorded additional stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Annual Report on Form 10-K.

Corrected Measurement Dates and Determination to Restate

To determine the correct measurement dates under applicable accounting principles for these options, the Committee relied on Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s purchase price. In instances where the Company determined it could not rely on the original stock option grant date, the Company determined corrected measurement dates based on its ability to establish or confirm, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of an option had been satisfied under applicable accounting principles. In instances where the Company could not independently establish a corrected measurement date based on this criterion, the Company determined to use as the appropriate measurement date for accounting purposes that date on which the option grant was entered and recorded in the Company’s stock administration data system. The Company concluded that such date was the most objective evidence available to it of when the authorization process of the stock option grant had been formally concluded.

Management’s Conclusion Regarding the Effectiveness of Internal Controls over Stock Option Grant Practices

In assessing whether our disclosure controls and procedures and our internal control over financial reporting were effective as of March 31, 2007, management considered, among other things, the impact of the restatement to the financial statements for fiscal years 2005 and 2006, the nature of the restatement as disclosed in Note 3 to the Consolidated Financial Statements, and the effectiveness of internal controls in this area as of March 31, 2007.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of March 31, 2007, management considered, among other things, the control deficiencies related to accounting for stock-based compensation and control environment. These control deficiencies resulted in the need to restate our previously issued financial statements as disclosed in Note 3, “Restatement of Consolidated Financial Statements,” included in Item 15(c) of this 2007 Form 10-K. Management has concluded that the control deficiencies that resulted in the restatement of the previously issued financial statements have not been remediated as of March 31, 2007 because management determined that as of March 31, 2007 there were not effective controls designed and in place to prevent or detect a material misstatement and therefore the likelihood of stock-based compensation, deferred compensation and deferred tax assets being materially misstated is reasonably possible.

In light of the Special Committee’s findings, the Company has adopted or intends to adopt and implement at the earliest practicable date the following remedial measures, among others:

•

A new stock option grant policy providing that all stock option awards to officers and other employees will be granted by the Compensation Committee, and all stock option awards will be granted at meetings at which minutes shall be taken. Unanimous Written Consents (UWCs) will no longer be used to grant stock option awards.

•

A “best practices” review of the Company’s existing stock option controls, processes, policies and procedures, after which the Special Committee will propose improvements intended to strengthen the Company’s options granting practices.

•

Improved training and education for all directors, officers and other relevant personnel, designed to ensure that everyone involved in the granting and administration of stock options fully understands the terms of the stock option plans, the relevant accounting requirements under Generally Accepted Accounting Principles for stock options and other share-based compensation, as well as recent revisions to the grant approval and documentation process. Going forward, such training will be held annually and as needed for the education of newly-hired personnel.

The Audit Committee will also review the Company’s compliance with all controls and procedures regarding equity compensation, including the Company’s stock option policies and procedure, at least annually, to determine whether additional revisions, training, or oversight is required

Remediation of Prior Year Material Weaknesses

For the fiscal year ended March 31, 2006, management had previously concluded that the Company did not maintain effective internal control over the application of certain generally accepted accounting principles within the financial reporting process because the Company lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with the Company’s financial reporting requirements. Specifically, we had insufficient: a) review within the accounting and finance departments; b) preparation and review of footnote disclosures accompanying our financial statements; and c) technical accounting resources. As of March 31, 2006, we did not have sufficient personnel and technical accounting expertise within our accounting function to sufficiently address complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of our operations. Although these deficiencies did not result in errors in the financial statements, there was however, more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. Throughout 2007, management has taken the following actions to remediate the material weaknesses described above: (1) the implementation of a series of additional controls designed to provide greater assurance that revenue is recognized in accordance with generally accepted accounting principles; (2) increased scrutiny and review of non-routine transactions and accounting areas requiring higher levels of management judgment; and (3) added personnel with a level of financial expertise commensurate with the Company’s revenue recognition, general accounting and financial reporting requirements. During 2007, the Company successfully recruited a new Chief Financial Officer and corporate controller. With the implementation of the above measures and internal control testing procedures performed throughout 2007, the Company has improved, but not fully remediated, its internal control over financial reporting. Management therefore concluded that the above referenced material weaknesses in internal control over financial reporting has not been fully remediated as of March 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2007.

Our management’s assessment of the design and effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Armanino & McKenna LLP, an independent registered public accounting firm, as stated in their attestation report which is included below.

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2007, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During fiscal 2007, we had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. This control deficiency is believed to be a material weakness and arose from a lack of review controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Selectica, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Selectica (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and is included in management’s assessment as of March 31, 2007.

Financial statement preparation and review procedures. The Company had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. The Company had insufficient: a) review and supervision within the accounting and finance departments; and b) preparation and review of footnote disclosures accompanying its financial statements. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007, and this report does not affect our report dated October 1, 2007, on those financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal controls over financial reporting as of March 31, 2007, is fairly stated in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Selectica, Inc. as of March 31, 2007 and March 31, 2006 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 (restated), and our report dated October 1, 2007 expressed an unqualified opinion on those financial statements.

/s/ ARMANINO McKENNA LLP

San Ramon, California

October 1, 2007

Item 9B.	Other Information

There is no disclosure to report pursuant to Item 9B.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our directors and executive officers and their ages at March 31, 2007 are as follows:

Name	Age	Position
Stephen Bennion(4)	64	President, Chief Executive Officer and Chairman of the Board
Bill Roeschlein	38	Chief Financial Officer and Secretary
Steve Goldner	56	Vice President of Engineering
Terry Nicholson	53	Chief Operating Officer, CLM business unit
Vince Ostrosky(5)	46	Director
James Arnold, Jr.(1)(2)(3)	50	Director
Robert Jurkowski(1)(2)(3)(6)	50	Director
Brenda Zawatski(1)(2)(3)	46	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)	During August 2007, Mr. Bennion resigned his position as President, Chief Executive Officer and member of the Board and accepted a newly-created position as Vice President of our Sales Execution Segment.
(5)	During August 2006, Mr. Ostrosky resigned his position as President, Chief Executive Officer and member of the Board. In July 2007, Mr. Ostrosky resigned his position as a member of the Board.
(6)	During August 2007, Mr. Jurkowski was elected President, Chief Executive Officer and Chairman of the Board.

Stephen R. Bennion served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors from August 2006 to August 2007. Prior to this, Mr. Bennion served as our Chief Financial Officer and Executive Vice President of Finance from September 1999 to August 2006. He also served as President and Chief Executive Officer (Interim) from September 2003 to October 2004. Mr. Bennion served as our Executive Vice President of Worldwide Professional Services from October 2002 to May 2004. In January 2000, Mr. Bennion was elected our Secretary. From April 1998 to September 1998, Mr. Bennion served as Vice President and Chief Financial Officer for the Western Region for Cohesive Technology Solutions, a technology consulting company. From April 1995 to April 1998, Mr. Bennion served as Executive Vice President and Chief Financial Officer for Worldtalk Communications Corporation, an Internet e-mail software company. Mr. Bennion received his B.S. in accounting from Weber State University.

Bill Roeschlein has served as our Vice President, Chief Financial Officer and Corporate Secretary since September 2006. From March 2005 to September 2006, Mr. Roeschlein was Vice President of Finance and Corporate Controller of Ultra Clean Holdings, Inc. From October 2002 to March 2005, Mr. Roeschlein served in various financial positions with Asyst Technologies including controller of its joint venture, Asyst-Shinko, in Tokyo, Japan. Previously, Mr. Roeschlein held financial management positions with Hewlett-Packard and Coopers & Lybrand. Mr. Roeschlein is a Certified Public Accountant, and has a Master of Business Administration degree in Finance from Cornell University and a Bachelor of Arts degree in History with highest honors from the University of California, Los Angeles.

Steve Goldner has served as our Vice President of Engineering since September 2006. Mr. Goldner has more than 30 years of engineering experience. Prior to joining Selectica, Mr. Goldner was Vice President, Engineering and Operations for Active Decisions, Inc., a leading provider of guided selling applications that was acquired in September 2006 by Knova Software, Inc. In this position, he was responsible for development, QA, IT and data center operations. Mr. Goldner has also held senior engineering positions at Cascadeworks, i2 Technologies, Supplybase, Diffusion, Worldtalk Corporation, and Sun Microsystems. Mr. Goldner has a Master of Engineering degree in Electrical Engineering and a Bachelor of Science in Electrical and Computer Engineering from the University of Michigan.

Terry Nicholson has served as our Chief Operating Officer for the CLM business unit since October 2006. Mr. Nicholson has more than 25 years of technology, telecom and engineering experience. From April 2006 to September 2006, Mr. Nicholson served as Vice President, Business Development for PC Helps, LLC, a provider of software support to corporate end-users across North America. From 1999 to 2005, Mr. Nicholson served as Chief Operating Officer of I-many, Inc., a leading provider of contract management solutions. Prior to I-many, Mr. Nicholson held sales and product development positions at several companies including Mallinckrodt, AT&T Global Information Systems, and General Electric. Mr. Nicholson has a Master of Engineering degree in Computer and Systems Engineering from Rensselaer Polytechnic Institute and a Bachelor of Science in Electrical/Computer Engineering from the University of Notre Dame.

Vincent G. Ostrosky served as a director from October 2004 to July 2006. Mr. Ostrosky served as the Company’s President, Chief Executive Officer and Chairman of the Board of Directors from October 2004 to August 2006. From September 2003 to September 2004, Mr. Ostrosky served as Vice President of IBM’s Integrated Supply Chain Business Transformation. From 2000 to 2003, Mr. Ostrosky served as Vice President of IBM’s Customer Relationship Management (CRM), as a worldwide business process executive for IBM Sales and Distribution, and as Vice President of Business Information and Transformation of IBM’s Technology Group. From 1994 to 2000, Mr. Ostrosky was employed as a member of the Senior Leadership Group of PriceWaterhouseCoopers where he was the Global Client Service Management Consulting Partner assigned to IBM.

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

Bob Jurkowski has served as the chairman of Selectica’s compensation committee since 2006. Since January 2007, he has been President of On Demand Advisory Services. From July 2004 to January 2007, he served as the Chief Executive Officer of Intacct Corporation. From November 2002 to February 2004, Mr. Jurkowski was Chief Operating Officer of Apriso Corporation. From August 2001 to August 2002, Mr. Jurkowski was Chief Operating Officer of Silicon Energy Corporation. Previously, Mr. Jurkowski held senior management positions with software companies including Dun & Bradstreet Software, ADP and Oracle. Mr. Jurkowski holds a bachelor of arts degree in Economics from the University of Chicago.

Brenda Zawatski has served as a director since November 2005. Ms. Zawatski was the vice president of sales and marketing for Pillar Data Systems from January 2006 to July 2007. Prior to joining Pillar, Ms. Zawatski was the vice president of sales and general manager of Information Lifecycle Management Solutions at StorageTek. Previously, Ms. Zawatski served as vice president of Product and Solutions Marketing for VERITAS Software. Prior to her move to VERITAS, Ms. Zawatski held significant roles at IBM as vice president, Tivoli Storage Software; vice president, Removable Media Storage Solutions; and director of S/390 Enterprise Systems. Ms. Zawatski holds a bachelor’s of science degree in Accounting and Computer Science from Penn State University.

Board of Directors Meetings and Committees

During the fiscal year ended March 31, 2007, the Board of Directors held eighteen (18) meetings. For the fiscal year, each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings or actions by written consent of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which each such director served. The Board of Directors has standing audit, nominating and compensation committees.

Stockholder Communications with the Board of Directors

The Board provides a process for Selectica’s security holders to send communications to the Board. Stockholders may communicate with the Board as a whole, with a committee of the Board, or with an individual director by sending a letter to Selectica’s Corporate Secretary at Selectica, Inc., 1740 Technology Drive, Suite 450, San Jose, California, 95110.

Audit Committee

During the fiscal year ended March 31, 2007, the Audit Committee of the Board of Directors (the “Audit Committee”) held six (6) meetings. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. During the fiscal year ended March 31, 2007, the members of the Audit Committee were Messrs. Arnold, Jurkowski, Zawatski, Fisher1, and Neustaetter1. Messrs Fisher and Neustaetter resigned from the Board of Directors and Audit Committee on September 25, 2006.

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

Compensation Committee

During the fiscal year ended March 31, 2007, the Compensation Committee of the Board of Directors held two (2) meetings. The Compensation Committee makes recommendations to the Board regarding the compensation of the Board members, reviews the performance of the executive officers of the Company, establishes compensation programs for the officers, and reviews the compensation programs for other key employees, including salary and cash bonus levels and option grants under the 1999 Equity Incentive Plan and 2001 Supplemental Plan, and administers the 1999 Employee Stock Purchase Plan. The members of the Compensation Committee during the fiscal year ended March 31, 2007 were Messrs. Arnold, Jurkowski, Fisher1, and Neustaetter1. Messrs Fisher and Neustaetter resigned from the Board of Directors and Compensation Committee on September 25, 2006.

[1]	Resigned from the Board of Directors and all committees effective as of September 25, 2006.

Nominating Committee

During the fiscal year ended March 31, 2007, the Nominating Committee of the Board of Directors (the “Nominating Committee”) held three (3) meetings. Selectica’s Nominating Committee is charged with reviewing, acting on and reporting to the Board with respect to overseeing the search for, evaluation of, and nomination of directors for service on the Board and its committees, including candidates nominated by stockholders. In addition, the Nominating Committee is charged with evaluating the performance of the Board, reviewing its composition and structure, and overseeing and implementing continuing education programs. The members of the Nominating Committee during the fiscal year ended March 31, 2007 were Messrs. Arnold and Neustaetter1 . As of August, 2007, the members of the Nominating Committee are Messrs. Arnold and Jurkowski and Ms. Zawatski.

The charter for the Nominating Committee was adopted by the Board on January 21, 2004. A copy of the Nominating Committee’s charter is available on the Company’s website at http://www.selectica.com/company/charters.html. In accordance with current regulatory requirements, the Nominating Committee members are all independent under Nasdaq Rule 4200.

In evaluating nominees for director candidates to recommend to the Board, the Nominating Committee will take into account many factors within the context of the characteristics and needs of the Board as a whole. While the specific needs of the Board may change from time to time, all nominees for director are considered on the basis of the following minimum qualifications:

•	the highest level of personal and professional ethics and integrity, including a commitment to the Company’s values as set forth in the Company’s code of conduct;

•	practical wisdom and mature judgment;

•	diversity in background;

•	independence as a director as defined by the Securities and Exchange Commission (the “SEC”) and Nasdaq;

•	understanding of basic financial statements;

•	broad training and significant leadership experience in business, technology, finance, corporate governance, public interest or other disciplines relevant to the long-term success of the Company;

•	the ability to gain an in-depth understanding of the Company’s business; and

•	a willingness to represent the best interests of all stockholders of the Company and objectively appraise the management’s performance.

In determining whether to recommend a director for re-election, the Nominating Committee will also consider, among other criteria, the director’s tenure on the Board, past attendance at meetings, participation in and contributions to the activities of the Board, the director’s continued independence (including any actual, potential or perceived conflicts of interest), as well as the director’s age and changes in his or her principal occupation or professional status.

The Nominating Committee believes that the continuing service of qualified incumbent directors promotes stability and continuity on the Board, contributing to the Board’s ability to work effectively as a collective body, while providing the Company with the benefits of familiarity and insight into the Company’s affairs that its directors have developed over the course of their service. Accordingly, consistent with past Company practice, the Nominating Committee will first consider recommending incumbent directors who wish to continue to serve on the Board for re-election at the Company’s annual meeting of stockholders.

In situations where the Committee determines not to recommend an incumbent director for re-election, an incumbent director declines to stand for re-election, or a vacancy arises on the Board for any reason (including the resignation, retirement, removal, death or disability of an incumbent director or a decision of the directors to expand the size of the Board), the Nominating Committee may commence a search for new director nominees. The Nominating Committee may, in its discretion, use a variety of means to identify potential nominees for directors, including the engagement of a third-party search firm to whom the Company may pay a fee to assist with the identification and evaluation of potential candidates for director.

[1]	Resigned from the Board of Directors and the Nominating Committees effective as of September 25, 2006.

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

The Nominating Committee will evaluate candidates proposed by stockholders under criteria similar to the evaluation of other candidates. In addition, the Committee may also consider, as one of the factors in its evaluation, the amount of Company voting stock held by the stockholder and the length of time the stockholder has held such stock. The Nominating Committee will oversee an interview process in evaluating candidates. Stockholders wishing to submit candidates for consideration by the Nominating Committee may do so by writing to Selectica’s Corporate Secretary at Selectica, Inc., 1740 Technology Drive Suite 450, San Jose, California, 95110, Attn: Director Nominations, and by complying with the Company’s bylaws, a copy of which was filed as an exhibit to the annual report on form 10-K dated June 30, 2003.

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

The nominees to the Board have been recommended for nomination by the Nominating Committee for inclusion in this proxy statement and on the Company’s proxy card and are incumbent directors standing for re-election.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct (the “Code”), which outlines the principles of legal and ethical business conduct under which we do business. The Code is applicable to all of our directors, officers and employees. The Code is available under the heading “Code of Ethics” of the Company section of our website at www.selectica.com. Upon request to our Secretary, we will provide a copy of the Code free of charge. Any substantive amendment of the Code, and any waiver of the Code for executive officers or directors, will be made only after approval by a committee comprised of a majority of our independent directors and will be disclosed on our website. In addition, disclosure of any such waiver will be made within four days by the filing of a Form 8-K with the SEC.

Item 11.	Executive Compensation

Summary

Our compensation committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns management’s interests with those of our stockholders. Our compensation committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of improving stockholder value.

Fiscal 2007 Summary Compensation Table

The following table sets forth the total compensation earned by our “principal executive officer,” “principal financial officer” and our other executive officers for all services rendered in all capacities to us in fiscal 2007.

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	Total
Stephen Bennion	2007	$320,971	$—	$343,939	$—	$664,910
President and Chief Executive Officer
Bill Roeschlein (4)	2007	116,827	40,000	12,086	33,674	202,587
Chief Financial Officer and Secretary
J Terry Nicholson (5)	2007	130,000	20,000	26,177	68,732	244,909
Chief Operating Office–CLM business unit
Steve Goldner (6)	2007	123,692	—	22,778	59,394	205,864
Vice President of Engineering

(1)	See “Management—Compensation Discussion and Analysis” above for a summary of our bonus and non-equity incentive plans.
(2)	Amounts reflect the total compensation expense for fiscal 2007, calculated in accordance with SFAS 123R under the modified prospective transition method. See note 9 of the notes to our consolidated financial statements, included elsewhere in this prospectus, for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.
(3)	The amounts in this column represent bonus payments under our 2007 Executive Management Team Compensation Plan.
(4)	Mr. Roeschlein’s employment with us started on September 25, 2006.
(5)	Mr. Nicholson’s employment with us started on October 9, 2006.
(6)	Mr. Goldner’s employment with us started on September 27, 2006.

“Salary,” “bonus” and “non-equity incentive plan compensation” accounted for the following percentages of the “total” compensation of our named executive officers:

Name	Salary	Bonus	Non-Equity Incentive Plan Compensation
Stephen Bennion	100%	—%	—%
Bill Roeschlein	61	21	18
Terry Nicholson	59	9	32
Steve Goldner	68	—	32

Fiscal 2007 Grants of Plan-Based Awards

The following table sets forth information regarding each plan-based award granted to our named executive officers during fiscal 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
(a)	(b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	Stock or Units (#) (i)	Options (#) (j)	($/sh) (k)	Awards ($) (l)
Stephen Bennion	8/8/2006							100,000		$2.48	$248,000
	8/17/2006								400,000	$2.34	$258,240
Bill Roeschlein	9/25/2006							50,000		$2.42	$121,000
	9/25/2006								150,000	$2.42	$135,390
J Terry Nicholson	10/2/2006							75,000		$2.46	$184,500
	10/2/2006								350,000	$2.46	$298,585
Steve Goldner	9/26/2006							75,000		$2.47	$185,250
	9/26/2006								250,000	$2.47	$230,325

(1)	The amounts in the “Target” column represent target payments under our 2007 Executive Management Team Compensation Plan. There was no threshold or maximum bonus payable to any named executive officer under this plan. The fiscal 2007 bonuses of Messrs. Roeschlein and Nicholson were determined on a discretionary basis in accordance with their employment agreements.
(2)

The amounts in this column represent options granted under our Equity Incentive Plan. The options granted to Messrs. Roeschlein and Nicholson become exercisable for 1/4th of the total shares when the optionee completes twelve months of continuous service following the grant date and for 1/48th of the total shares when the optionee completes each subsequent month of continuous service. For a description of the vesting acceleration provisions applicable to the options held by our executive officers, please see the section titled “—Employment Agreements and Offer Letters” below.

(3)	The amounts in this column represent the fair market value of one share of our common stock, as determined by the closing price of our stock on the date of grant.
(4)	The amounts in this column represent the aggregate grant date fair value of the stock options, computed in accordance with SFAS 123R. See note X of the notes to our consolidated financial statements, included elsewhere in this document, for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table sets forth information regarding the number of unexercised options and the number of unvested option shares held by each of our named executive officers as of March 31, 2007.

The options granted to all of our named executive officers prior to fiscal 2007 were immediately exercisable for unvested as well as vested shares. The numbers reported in the “Number of Securities Underlying Unexercised Options” columns indicate the number of shares underlying unexercised options that were, respectively, vested and unvested as of March 31, 2007.

The vesting schedule applicable to each outstanding option is described in the footnotes to the table below. For a description of the vesting acceleration provisions applicable to the options held by our named executive officers, please see the section titled “—Employment Agreements and Offer Letters” below.

	Option Awards
Name	Vesting Commencement	Number of Securities Underlying Unexercised Options(1)		Number of Securities Underlying Exercised Options that Have Not Vested	Option Exercise	Option Expiration
	Date	Vested (#)	Unvested (#)	(#)(1)	Price	Date
Stephen Bennion	09/22/1999	300,000	0		$2.50	09/22/2009
	03/09/2000	50,000	50,000		$30.00	03/09/2010
	09/04/2001	200,000	0		$2.85	09/04/2011
	12/17/2002	300,000	0		$2.56	12/17/2012
	01/19/2005	135,416	114,584		$3.40	01/19/2005
	08/17/2006	58,333	341,667		$2.34	08/17/2016
Bill Roeschlein	09/25/2006	0	150,000		$2.42	09/25/2016
Terry Nicholson	10/02/2006	36,458	313,542		$2.46	10/02/2016
Steve Goldner	09/26/2006	31,250	218,750		$2.47	09/26/2016

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan: Market or Payout Value of Unearned Share, Units or Other Rights That Have Not Vested ($)
Stephen Bennion	100,000	$248,000
Bill Roeschlein	50,000	$121,000
Terry Nicholson	75,000	$184,500
Steve Goldner	75,000	$185,250

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our compensation philosophy focuses on attracting executive officers with the skills, judgment and dedication needed to help us achieve our business goals while retaining and rewarding those officers who perform at or above our expectations and contribute to our long-term success. The various elements of compensation are linked to individual and corporate performance in achieving our financial and business goals. The executive officers discussed in this Compensation Discussion and Analysis are Messrs. Bennion, Goldner, Nicholson, Ostrosky and Roeschlein (referred to below as the “named executive officers”) and Mr. Jurkowski, our current Chief Executive Officer.

The objectives of the compensation committee of our board of directors are to align executive compensation with the achievement of long-term and short-term financial and business goals and to ensure that the compensation of each executive officer reflects his contribution to our company and his performance. Each compensation component is based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information we deem relevant, such as the competitive survey data described below. All decisions on the compensation of our executive officers are based primarily on an assessment of each individual’s performance and potential to enhance long-term stockholder value. The compensation committee intends to review relevant market data periodically and take into account any changes in our company, our industry and other factors. We rely on judgment, and not rigid guidelines or formulas, to determine the amount and mix of compensation elements for each executive officer.

Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between cash and non-cash compensation or among different forms of non-cash compensation. This has been due to the need to tailor each executive officer’s compensation package to attract and retain that officer. Three of our named executive officers started working for us during fiscal year 2007, and Mr. Jurkowski started working for us as an executive officer during the current fiscal year. Their compensation was determined largely through the arm’s-length negotiations that occurred when we recruited them.

Our philosophy is to maintain base salaries at or below the 65th percentile of comparable companies while providing the opportunity to be well rewarded through variable compensation and equity programs, if we achieve our short-term and long-term goals. When we make our annual compensation decisions, we review individual and corporate performance. The compensation committee measures our performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the executive team, assesses each other executive officer’s contributions to departmental as well as individual goals and makes a recommendation to the compensation committee regarding the officer’s salary and bonus as well any equity replenishment grant. The compensation committee evaluates, discusses and modifies or approves those recommendations and conducts a similar evaluation of the Chief Executive Officer.

Role of Executive Officers

Our Chief Executive Officer and our director of human resources support our compensation committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. As described above, the Chief Executive Officer also makes recommendations to the compensation committee with respect to the compensation of other executive officers but does not participate in the determination of his own compensation. In addition, our compensation committee has the authority to engage the services of outside advisors and experts. However, it has not done so since the beginning of fiscal year 2007.

Principal Elements of Executive Compensation

Our executive compensation program consists of the three components discussed below. In general, the compensation committee’s determination with regard to one component does not affect its determinations with regard to the other components.

Base Salaries. We subscribe to various surveys and databases and review them when we review executive compensation and when making an important hiring decision. The salaries of our Chief Executive Officer and our named executive officers reflect individual negotiations during the recruiting process, the scope of their responsibilities, and competitive market compensation. We attempt to set the base salaries of our executive officers at or near the 65th percentile level, when compared to the salaries of executives in similar positions and with similar responsibilities at comparable companies. We believe that salaries at this level enable us to hire and retain senior officers in a competitive environment. In instances where an executive officer is particularly important to our success, the compensation committee may provide compensation above the 65th percentile, and it has done so in the case of our Chief Executive Officer position. Base salaries are reviewed annually and adjusted as needed. Any salary adjustments will be based on competitive conditions, individual performance, our overall financial performance, changes in job duties and responsibilities, and our overall budget for base salary increases. Our compensation levels reflect consideration of our stockholders’ interest in paying what is necessary, but not more than necessary, to achieve our corporate goals while conserving cash and equity as much as practicable. The salary actually paid during fiscal year 2007 to each named executive officer is reflected in the 2007 Summary Compensation Table below, and the current annual rate of base salary of each current executive officer is as follows:

• Mr. Jurkowski	$360,000
• Mr. Roeschlein:	$250,000
• Mr. Goldner:	$240,000
• Mr. Nicholson:	$260,000

Annual Incentive Compensation. We currently do not maintain a formal cash incentive plan. Certain executive officers, however, negotiated incentive compensation arrangements as part of their employment agreements or offer letters. The cash incentive arrangements in effect during fiscal year 2007 and thereafter are as follows:

•

Mr. Jurkowski started working for us in August 2007. His employment agreement provides that he is eligible to earn semi-annual incentive bonuses with a target amount equal to 25% of his base salary for the applicable six-month period. Payment of any incentive bonus to him is contingent on the attainment of strategic objectives by our company.

•

Mr. Roeschlein started working for us in September 2006. He was paid a bonus of $20,000 in February 2007, based on the establishment of certain policies and procedures to strengthen the internal controls within the Company.

•

Mr. Bennion did not receive a bonus for fiscal year 2007, since his employment agreement dated August 9, 2006, provided that he would be considered for a bonus only if we achieved profitability. Although he remains employed by us, he no longer serves as an executive officer.

•	Mr. Goldner started working for us in September 2006. His offer letter does not provide for a bonus, although our compensation committee may grant him a bonus at its discretion.

•

Mr. Nicholson started working for us in October 2006. His offer letter provides that he is eligible to earn sales incentives with a target amount of $200,000 for his first year of employment. Of this amount, up to $50,000 is payable in quarterly installments, based on the attainment of certain hiring and profitability objectives. The remaining amount is payable within 45 days after the close of fiscal year 2007. This amount is $150,000 if 100% of the target is achieved, but the actual payment may range from $0 to $225,000. The actual payout depends on the achievement of a revenue goal by our company.

•	Mr. Ostrosky, whose employment with us ended in August 2006, did not receive a bonus for fiscal year 2007.

The total amount actually paid to each named executive officer for fiscal year 2007 is reflected in the 2007 Summary Compensation Table below.

Long-Term Incentive Compensation. Our equity incentive plans were established to provide our employees, including our executive officers, with incentives to support our long-term success and growth. Authority to make equity grants to executive officers rests with our compensation committee, although it considers the recommendations of our Chief Executive Officer for executive officers other than himself.

Our long-term equity incentive compensation typically consists of a combination of options to acquire shares of our common stock and either restricted shares of our common stock or units representing shares. Options will provide a return to an employee only if he or she remains in our employ, and then only if the market price of our common stock appreciates over the option term. Our options vest in installments over four years of service. Our option vesting schedule is designed to provide a meaningful incentive to remain in our employ and to reflect the prevailing practice among comparable companies. The restricted shares or units vest when a performance milestone is attained and thus serve as an incentive to work toward that milestone. The restricted shares currently held by our executive officers other than Mr. Jurkowski vest when we have been profitable for two consecutive fiscal quarters. Mr. Jurkowski’s restricted stock units vest when we attain strategic objectives established by our compensation committee. Our equity grants may vest on an accelerated basis in the event of a change in control, as described below.

A significant grant of stock options and restricted shares or units is typically made after an executive officer commences employment. Thereafter, grants may be made at varying times and in varying amounts at the discretion of our compensation committee. Apart from initial grants required by employment agreements or offer letters, we do not have a program or obligation that would require us to grant equity compensation to an executive officer on specified dates. The size of each grant is generally set at a level that the compensation committee deems appropriate to create a meaningful opportunity for stock ownership while reflecting the individual’s position with us and the individual’s potential for future responsibility. Like the other components of our compensation program, our equity grants generally are intended to have a value near the 65th percentile level when compared to the awards of similar companies.

In January 2007, our board of directors approved an equity grant policy. Under the policy, our compensation committee may make grants only at a meeting; grants may not be approved by written consent. The policy also provides that the exercise price of an option generally will be equal to the closing price of our stock on the date when the committee meets or, if that date is not a business day, on the next business day. However, if the committee meets at a time when our insider trading policy prohibits our executive officers from buying or selling shares of our stock, then the exercise price of an option will be equal to the closing price of our stock on the earliest date when our executive officers are permitted to trade.

Stock Ownership Guidelines

Effective January 1, 2007, our board of directors adopted stock ownership guidelines for our non-employee directors and executive officers. The guidelines for non-employee directors provide that they are expected to hold not less than 50,000 shares of our stock as long as they are Directors. The guidelines provide that our Chief Executive Officer is expected to hold 300,000 shares of our stock, while other executive officers are each expected to hold 150,000 shares. Executive officers may accumulate shares through grants of restricted shares or stock units, stock option exercises, purchases under our Employee Stock Purchase Plan, or open-market purchases. Unvested restricted shares and stock units are counted as shares owned. Shares subject to options are not counted until the options are exercised.

Executive officers who were in office on December 31, 2006, are expected to meet the guidelines by December 31, 2011, and own not less than 40% of the recommended number of shares by December 31, 2009. An individual who becomes an executive officer after December 31, 2006, is expected to meet the guidelines within five years after becoming an executive officer and own not less than 40% of the recommended number of shares within three years after becoming an executive officer.

In the case of an executive officer who exercises stock options, vests in restricted shares or stock units, purchases shares under the Employee Stock Purchase Plan or otherwise acquires shares as compensation from the Company, and who does not yet own 100% of the recommended number of shares described above, the guidelines provide that he or she is expected to retain at least the smaller of the following:

•

The number of shares with a fair market value equal to 50% of the net value of the shares acquired or vested, after deducting the exercise or purchase price (if any) and taxes at an assumed marginal tax rate of 45%, or

•	The number of shares necessary to attain 100% of the recommended number of shares.

Our compensation committee will monitor compliance with the guidelines and will take compliance into account in determining the cash compensation and equity grants of our executive officers.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other salaried employees. With two exceptions, we do not provide special benefits or other perquisites to our executive officers at this time. Under the employment agreement that we negotiated with Mr. Jurkowski when he became our Chief Executive Officer in August 2007, we pay (or reimburse him for) the fees associated with his membership in Vistage International, Inc., an organization of chief executive officers of small and medium-size businesses. Under the offer letter that we negotiated with Mr. Nicholson when he joined us in September 2006, he is eligible to receive a living allowance of $2,000 per month, and we pay all travel expenses for his commute between his home and our headquarters. In addition, we provide an automobile for his use in the vicinity of our headquarters. To the extent that these payments to Mr. Nicholson are taxable, they are grossed up to hold him harmless from all taxes. Our compensation committee believes that Mr. Nicholson’s additional benefits were necessary to induce him to accept our offer.

Employment or Severance Agreements

We have entered into an employment or severance agreement with each of our executive officers. The agreements were negotiated before the executive officers agreed to work for us, and they are intended to provide a competitive level of protection against the risk of unemployment. The key terms of the agreements are as follows:

•

Mr. Jurkowski negotiated an employment agreement with us in August 2007, when he became our Chief Executive Officer. Under the agreement, we will pay him an amount equal to his annual base salary if his employment is actually or constructively terminated. One-half of this amount will be paid immediately in a lump sum, and the balance will be paid in equal monthly installments during the 12-month period following the termination of his employment. Moreover, we will continue paying the employer portion of Mr. Jurkowski’s health insurance premiums for 12 months after the termination of his employment. If COBRA becomes unavailable during this 12-month period, he is entitled to a lump sum payment equal to the remaining unpaid COBRA premiums. If Mr. Jurkowski is entitled to a severance benefit, he is also entitled to a pro rata portion of his target bonus for his final year of employment. In addition, if we are subject to a change in control by August 21, 2008, then 50% of Mr. Jurkowski’s remaining unvested stock units and options will immediately vest. If we are subject to a change in control after August 21, 2008, all of his options and stock units will immediately vest.

•

Mr. Bennion negotiated a new employment agreement with us in August 2007, when he transitioned from the position of Chief Executive Officer to a position as Vice President and General Manager of our CPQ Division. The new agreement replaces his employment agreement dated August 9, 2006. Under the new agreement, if Mr. Bennion’s employment is terminated without cause, we will continue paying his base salary until the later of August 21, 2008, or the date six months after the termination of his employment. If his employment is actually or constructively terminated within 12 months after we are subject to a change in control, we will continue paying his base salary for 12 months after the termination of his employment. In either case, we will continue paying the employer portion of Mr. Bennion’s health insurance premiums under COBRA as long as the salary payments continue. If he is entitled to salary continuation, he is also entitled to a pro rata portion of his target bonus for his final year of employment. Mr. Bennion’s existing equity awards remain in place, except that a sale of all or substantially all assets constituting the CPQ Division will be treated as a change in control of our company for the sole purpose of applying the vesting acceleration provisions of his existing restricted stock award.

•

Mr. Roeschlein negotiated the terms of his employment when we recruited him in September 2006. Under his offer letter, he will immediately become vested in 50% of his unvested shares of restricted stock if the Company is subject to a change in control. If he experiences an involuntary termination within 12 months following the change in control, he will become vested in the remaining unvested shares. Mr. Roeschlein also entered into a severance agreement with us. Under that agreement, he is entitled to have his base salary and health insurance continued for 12 months if we terminate his employment without cause or he resigns for good reason within 12 months after a change in control.

•

Mr. Goldner negotiated the terms of his employment when we recruited him in September 2006. Under his offer letter, his options become exercisable in full if we are subject to a change in control after he completes 12 months of service. His options also become exercisable in full if we are subject to a change in control during his first 12 months of service and he is discharged without cause or resigns for good reason within 12 months after the change in control. If we are subject to a change in control, Mr. Goldner will immediately become vested in 50% of his unvested shares of restricted stock. If he experiences an involuntary termination within 12 months following the change in control, he will become vested in the remaining unvested shares. Mr. Goldner also entered into a severance agreement with us. Under that agreement, he is entitled to have his base salary and health insurance continued for 12 months if we terminate his employment without cause or he resigns for good reason within 12 months after a change in control. He is entitled to have his base salary and health insurance continued for six months if we terminate his employment without cause absent a change in control.

•

Mr. Nicholson also negotiated the terms of his employment when we recruited him in September 2006. Under his offer letter, his options become exercisable in full if we are subject to a change in control after he completes 12 months of service. His options also become exercisable in full if we are subject to a change in control during his first 12 months of service and he is discharged without cause or resigns for good reason within 12 months after the change in control. Mr. Nicholson will immediately become vested in 50% of his unvested shares of restricted stock if we are subject to a change in control. He will become vested in the remaining unvested shares if he experiences an involuntary termination within 12 months following the change in control. In addition, Mr. Nicholson entered into a severance agreement with us. Under that agreement, he is entitled to have his base salary and health insurance continued for 12 months if we terminate his employment without cause or he resigns for good reason within 12 months after a change in control. He is entitled to have his base salary and health insurance continued for six months if we terminate his employment without cause absent a change in control.

•

In August 2006, Mr. Ostrosky resigned as our Chief Executive Officer and entered into a letter agreement with us. Under the agreement, he received a lump sum severance payment equal to 12 months of his base salary ($400,000), health insurance premiums for himself and his dependents for up to 12 months, and term life insurance premiums for 12 months. These payments and benefits replaced the payments contemplated by Mr. Ostrosky’s employment agreement, which would have been higher.

Please see the sections titled “Management—Employment Agreements and Offer Letters” and “Management—Potential Payments upon Termination or Change in Control” below for more details.

Financial Restatement

Our compensation committee has not adopted a policy on whether or not we will make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our compensation committee believes that this issue is best addressed when a need actually arises, when all of the facts regarding the restatement are known.

In this Form 10-K as of and for the year ended March 31, 2007 (the “2007 Form 10-K”), we are restating our consolidated balance sheet and related disclosures as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of our fiscal years ended March 31, 2006 and March 31, 2005 and for the first quarter of fiscal 2007. The restatement includes adjustments arising from an internal review of our historical financial statements, as well as the determinations of a Special Committee of our Board of Directors, assisted by independent legal counsel and independent forensic and technical specialists, formed in November, 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. The restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2007 Form 10-K will also reflect the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended March 31, 2006, March 31, 2005, March 31, 2004, and March 31, 2003.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code places a limit of $1 million per person on the amount of compensation that we may deduct in any one year with respect to each of our named executive officers other than the chief financial officer. There is an exemption from the $1 million limitation for performance-based compensation that meets certain requirements. Grants of options or stock appreciation rights under our 1999 Equity Incentive Plan are intended to qualify for the exemption. Grants of restricted shares or stock units under our 1999 Equity Incentive Plan, as well as cash bonuses, do not qualify for the exemption. To maintain flexibility in compensating officers in a manner designed to promote varying corporate goals, our compensation committee has not adopted a policy requiring all compensation to be deductible. Although tax deductions for some amounts that we pay to our named executive officers as compensation may be limited by section 162(m), that limitation does not result in the current payment of increased federal income taxes by us due to our significant net operating loss carry-forwards. Our compensation committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under section 162(m) if it determines that such action is appropriate and in our best interests.

We account for equity compensation paid to our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We have not tailored our executive compensation program to achieve particular accounting results.

Director Compensation

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Jamie Arnold	$41,250	$—	$49,911				$91,161
Robert Jurkowski	$38,750	$—	$1,580			$1,740	$42,070
Vincent Ostrosky	$19,500	$—	$—			$2,200	$21,700
Brenda Zawatski	$37,250	$—	$12,460				$49,710
Fisher							$—
Neustaetter							$—

Each non-employee director is paid a $20,000 annual retainer fee, a $10,000 annual fee per committee on which each non-employee director serves as the chairperson ($20,000 for the audit committee chair) and a $5,000 annual fee per committee on which each non-employee director serves. Each non-employee director is also granted restricted shares with a market value of $25,000. All of the restricted shares vest on the first anniversary of the grant, with immediate full vesting in the event of a change in control. Our non-employee directors are entitled to receive $1,000 for each board or special committee meeting attended in person or $500 for each board or special committee meeting attended by telephone in addition to travel expense reimbursement incidental to board meeting attendance.

On August 9, 2006, the Board amended the Company’s 1999 Equity Incentive Plan to discontinue all automatic stock option grants to the Company’s non-employee directors. The Board may determine in the future that grants of options or restricted shares to non-employee directors should resume as part of a revised compensation policy for Board members.

The following table describes option grants that we have made to our non-employee directors that were outstanding as of March 31, 2007.

Name	Date of Grant	Number of Options Granted	Exercise Price per Share	Grant Date Fair Value(1)	Aggregate Number of Options Outstanding on 03/31/07
Jamie Arnold	10/15/03	50,000	$5.30	172,195	125,000
	09/16/04	12,500	$3.63	29,484
	09/22/05	12,500	$3.23	15,520
	10/16/06	50,000	$2.40	35,565
Brenda Zawatski	11/9/2005	50,000	$2.79	70,325	50,000
Robert Jurkowski	12/15/2006	50,000	$1.69	25,045	50,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2007, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii)

all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

	Shares Beneficially Owned as of June 30, 2007 (1)
Name and Address of Beneficial Owners	Number of Shares	Percentage of Class
Stephen Bennion (2)	1,062,458	3.61%
Bill Roeschlein (3)	—	—
Terry Nicholson (3)	—	—
Steve Goldner (4)	57,291	*
Vincent Ostrosky (5)	—	—
Bob Jurkowski (3)	—	—
Brenda Zawatski (6)	21,875	*
James Arnold (7)	72,916	*

All executive officers and directors as a group (8 persons) (8)	1,214,540	4.10%

5% Shareholders
Dimensional Fund Advisors, Inc. (9) 1299 Ocean Avenue Santa Monica, CA 90401	2,710,105	9.54%

Steele Partners II, L.P. (10) 590 Madison Avenue, 32nd Floor New York, NY 10022	2,545,222	8.96%

Lloyd I. Miller III (9) 4550 Gordon Drive Naples, FL, 34102	1,906,598	6.71%

Bank of America Corporation (9) 100 North Tryon Street Charlotte, NC 28255	1,774,725	6.25%

Sedna Capital Management (10) 200 Park Avenue, 33rd Floor New York, NY 10166	1,726,384	6.08%

*	Less than 1% of the outstanding shares of Common Stock.
(1)

The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after June 30, 2007. Percentage of ownership is based on 28,407,299 shares of Common Stock outstanding on June 30, 2007, plus shares of common stock subject to options or exercisable within 60 days of June 30, 2007 and held by each listed person. Shares of Common Stock subject to options exercisable within 60 days of June 30, 2007 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)

Includes options exercisable for 1,061,458 shares of Common Stock within 60 days of June 30, 2007. Also includes 1,000 shares held as custodian for Mr. Bennion’s son. Mr. Bennion’s address is c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.

(3)	Mr. Roeschlein, Mr. Nicholson and Mr. Jurkowski do not have any options exercisable for shares of Common Stock within 60 days of June 30, 2007.
(4)	Includes Options exercisable for 57,291 shares of Common Stock within 60 days of June 30, 2007. Mr. Arnold’s address is c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.
(5)	Mr. Ostrosky resigned from the Board of Directors May 31, 2007.
(6)	Includes Options exercisable for 21,875 shares of Common Stock within 60 days of June 30, 2007. Ms. Zawatski’s address is Pillar Data Systems, 300 Junction Avenue, San Jose, California 95134.
(7)	Includes Options exercisable for 72,916 shares of Common Stock within 60 days of June 30, 2007. Mr. Arnold’s address is c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.
(8)	Includes options exercisable for an aggregate of 1,213,540 shares of Common Stock within 60 days of June 30, 2007.
(9)	Reported by the investor on Schedule 13G as most recently filed with the Securities and Exchange Commission.
(10)	Reported by the investor on Schedule 13D.

Item 13.	Certain Relationships and Related Transactions

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

In connection with the resignation of Dr. Sanjay Mittal as a member of the Board of Directors, the Company has entered into a Consulting Agreement (the “Agreement”) with Dr. Mittal, dated as of July 21, 2006. Pursuant to the terms of the Agreement, Dr. Mittal will serve as a consultant to the Company for a period of at least 12 months, subject to earlier termination under certain specified circumstances, and will receive $500.00 per hour for services rendered, with a minimum payment of 10 hours per calendar month On July 21, 2006, the Agreement was renewed on a month-to-month basis.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The audit fees for the fiscal year ended March 31, 2007 invoiced by Armanino McKenna were $993,340. The audit fees for the fiscal year ended March 31, 2006 invoiced by Armanino McKenna were $480,905. The audit fees were for professional services rendered by the principal accountants for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s Form 10-Q or services normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Related Fees

The Company paid no audit related fees to Armanino McKenna for the fiscal year ended March 31, 2007. The Company paid no audit related fees to Armanino McKenna for the fiscal year ended March 31, 2006.

Tax Fees

The Company paid no tax fees to Armanino McKenna for the fiscal years ended March 31, 2007 and 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The following are included in Item 8 and are filed as part of this Annual Report on Form 10-K.

•	Consolidated Balance Sheets as of March 31, 2007 and 2006 (Restated)

•	Consolidated Statement of Operations for the years ended March 31, 2007, 2006 (Restated), and 2005 (Restated)

•	Consolidated Statement of Stockholders’ Equity for the years ended March 31, 2007, 2006 (Restated), and 2005 (Restated)

•	Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 (Restated), and 2005 (Restated)

•	Notes to Consolidated Financial Statements (Restated)

•	Report of Independent Registered Public Accounting Firm (Armanino McKenna LLP)

(2) Financial Statement Schedules:

Schedule II

(3) Exhibits:

Exhibit No.	Description
3.1(1)	The Second Amended and Restated Certificate of Incorporation.

3.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(4)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.

4.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.

4.5	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007

10.1(1)	Form of Indemnification Agreement.

10.2(1)	1996 Stock Plan.

10.3(4)	1999 Employee Stock Purchase Plan.

10.4(4)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.

10.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.

10.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.

10.7(6)	Sublease Agreement between Selectica Incorporated and Nuova Systems dated March 6, 2007

10.8(7)	Employment Agreement between the Registrant and Stephen Bennion dated August 9, 2006.

10.9	Employment Agreement between the Registrant and Bill Roeschlein dated September 25, 2006.

10.10	Employment Agreement between the Registrant and Steve Goldner dated September 27, 2006.

10.11	Employment Agreement between the Registrant and Terry Nicholson dated October 9, 2006.

10.12(4)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.

10.13(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.14(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.15(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.

10.16(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.

10.17(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.

10.18(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.

10.19(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.

10.20(4)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.

10.21(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.

10.22	Company Compensation Plan for Non Employee Directors dated August 1, 2006.

10.23(8)	Letter Agreement between Registrant and Sanjay Mittal, dated July 21, 2006.

10.24(7)	Separation Agreement between Registrant and Vince Ostrosky dated August 9, 2006.

10.25(5)	1999 Equity Incentive Plan Stock Option Agreement.

10.26(5)	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.27(5)	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.28(5)	Selectica UK Limited Major Account License Agreement dated December 5, 2003.

10.29(5)	Amendment Agreement between MCI WorldCom, Limited and Selectica UK Limited, dated December 23, 2004.

10.30(9)	Notice of Delisting, dated June 19, 2007.

21.1(4)	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.
(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.
(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(5)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(6)	Previously filed in the Company’s report on Form 8-K filed on March 27, 2007.
(7)	Previously filed in the Company’s report on Form 8-K on August 15, 2006

(8)	Previously filed in the Company’s report on Form 8-K on July 27, 2006.
(9)	Previously filed in the Company’s report on Form 8-K on June 22, 2007.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedule.

See (a)(2) above.

FINANCIAL STATEMENTS

As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

SELECTICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
		(As Restated) (1)
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$30,165	$12,628
Short-term investments	27,285	61,377
Accounts receivable, net of allowance for doubtful accounts of $121 and $167, as of March 31, 2007 and 2006, respectively	1,778	3,243
Prepaid expenses and other current assets	567	2,259
Total current assets	59,795	79,507
Property and equipment, net	1,992	2,407
Intangible assets	309	516
Other assets	531	511
Long term investments	1,009	2,929

Total assets	$63,636	$85,870

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,014	$1,651
Accrued payroll and related liabilities	920	1,431
Other accrued liabilities	4,367	2,467
Deferred revenues	2,251	2,052

Total current liabilities	10,552	7,601

Other long term liabilities	3,171	1,091

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2007 and 2006; None issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 150,000 shares at March 31, 2007 and 2006
Issued: 33,158 and 39,519 shares at March 31, 2007 and 2006, respectively
Outstanding: 28,407 and 31,967 shares at March 31, 2007 and 2006, respectively	4	4
Additional paid-in capital	299,476	299,107
Accumulated deficit	(216,889)	(195,945)
Deferred stock-based compensation	—	(1,072)
Accumulated other comprehensive income, net of taxes	(18)	(107)
Treasury stock at cost — 7,552 and 6,438 shares at March 31, 2007 and 2006, respectively	(32,660)	(24,809)

Total stockholders’ equity	49,913	77,178

Total liabilities and stockholders’ equity	$63,636	$85,870

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2007	2006	2005
		(As Restated)(1)	(As Restated)(1)
	(in thousands, except per share amounts)
Revenues:
License	$1,369	$4,431	$9,133
Services	13,352	19,002	21,987

Total revenues	14,721	23,433	31,120
Cost of revenues:
License	1,112	625	819
Services	7,558	8,621	12,480

Total cost of revenues	8,670	9,246	13,299

Gross profit	6,051	14,187	17,821

Operating expenses:
Research and development	7,358	8,804	12,455
Sales and marketing	6,868	6,664	11,926
General and administrative	7,761	10,573	9,624
Restructuring	6,005	824	929
Professional fees related to stock option investigation	2,639	—	—
Litigation settlement	—	7,500	—

Total operating expenses	30,631	34,365	34,934

Loss from operations	(24,580)	(20,178)	(17,113)
Other income (expense), net	465	(196)	82
Interest income	3,277	2,907	1,891

Loss before provision (benefit) for income taxes	(20,838)	(17,467)	(15,140)
Provision (benefit) for income taxes	106	122	(117)

Net loss	$(20,944)	$(17,589)	$(15,023)

Basic and diluted loss per share:
Basic and diluted net loss per share	$(0.70)	$(0.54)	$(0.46)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	29,995	32,808	32,665

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of taxes	Treasury Stock		Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount					Shares	Amount
Balance at March 31, 2004 (previously reported)	38,731	$4	$291,055	$(158)	$(157,960)	$47	(6,236)	$(20,950)	$112,038
Adjustment to opening stockholders’ equity			$5,882	$(1,661)	$(5,357)				1,137

Balance at March 31, 2004 (restated)(1)	38,731	$4	$296,937	$(1,819)	$(163,317)	$47	(6,236)	$(20,950)	$110,902
Repurchase of common stock	—	—	—	—	—	—	(202)	(798)	(798)
Exercise of stock options by employees, net of repurchase	389	—	1,123	—	—	—	—	—	1,123
Issuance of restricted common stock for services	15	—	51	(51)	—	—	—	—	—
Shares issued in connection with ESPP	99	—	237	—	—	—	—	—	237
Compensation expense related to modification of stock options	—	—	137	—	—	—	—	—	137
Net deferred compensation related to options granted at less than FMV	—	—	393	(393)	—	—	—	—	—
Options cancellation	—	—	(425)	425	—	—	—	—	—
Amortization of deferred compensation	—	—	—	500	—	—	—	—	500
Comprehensive loss:
Other comprehensive loss, net of taxes	—	—	—	—	—	(495)	—	—	(495)	(495)
Net loss	—	—	—	—	(15,023)	—	—	—	(15,023)	(15,023)

Total comprehensive loss										$(15,518)

Balance at March 31, 2005 (restated)(1)	39,234	$4	$298,453	$(1,338)	$(178,340)	$(448)	(6,438)	$(21,748)	$96,583

Repurchase of common stock	—	—	—	—	—	—	(1,114)	(3,061)	(3,061)
Adjustment to retained earnings — prior year	—	—	—	—	(16)	—	—	—	(16)
Cancellation of unvested restricted stock			(15)	15					—
Exercise of stock options by employees, net of repurchase	223	—	552	—	—	—	—	—	552
Shares issued in connection with ESPP	62	—	165	—	—	—	—	—	165
Compensation expense related to modification of stock options	—	—	65	—	—	—	—	—	65
Net deferred compensation related to options granted at less than FMV	—	—	40	(40)	—	—	—	—	—
Options cancellation	—	—	(153)	153	—	—	—	—	—
Amortization of deferred compensation	—	—	—	138	—	—	—	—	138
Comprehensive loss:
Other comprehensive gain, net of taxes	—	—	—	—	—	341	—	—	341	341
Net loss	—	—	—	—	(17,589)	—	—	—	(17,589)	(17,589)

Total comprehensive loss										$(17,248)

Balance at March 31, 2006 (restated)(1)	39,519	$4	$299,107	$(1,072)	$(195,945)	$(107)	(7,552)	$(24,809)	$77,178

Reclassification of deferred compensation upon adoption of FAS 123R	—	—	(1,072)	1,072	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(3,637)	(7,851)	(7,851)
Exercise of stock options by employees, net of repurchase	46	—	114	—	—	—	—	—	114
Shares issued in connection with ESPP	31	—	63	—	—	—	—	—	63
FAS 123R Expense	—	—	1,265	—	—	—	—	—	1,265
Comprehensive loss:
Other comprehensive gain, net of taxes	—	—	—	—	—	89	—	—	89	89
Net loss	—	—	—	—	(20,944)	—	—	—	(20,944)	(20,944)

Total comprehensive loss										$(20,855)

Balance at March 31, 2007	39,596	$4	$299,476	$—	$(216,889)	$(18)	(11,189)	$(32,660)	$49,913

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

See accompanying notes.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006	2005
		(As restated)(1)	(As restated)(1)
	(in thousands)
Operating activities:
Net loss	$(20,944)	$(17,589)	$(15,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	654	864	1,285
Amortization	207	285	—
Loss (gain) on disposition of property and equipment	1,091	(37)	77
Stock based compensation expense	1,265	203	637
Changes in assets and liabilities:
Accounts receivable (net)	1,465	(358)	(2,114)
Prepaid expenses and other current assets	1,692	(166)	504
Other assets	(20)	—	37
Accounts payable	1,363	(610)	1,617
Accrued payroll and related liabilities	(511)	(504)	209
Other accrued and long term liabilities	3,981	(485)	(1,345)
Deferred revenue	199	(750)	(4,955)

Net cash used for operating activities	(9,558)	(19,147)	(19,070)
Investing activities
Purchase of capital assets	(1,371)	(160)	(900)
Proceeds from disposition of property and equipment	40	86	—
Proceeds from investments in restricted investments	—	182	(2)
Purchase of short-term investments	(42,674)	(62,677)	(48,716)
Purchase of long-term investments	—	(7,938)	(6,715)
Proceeds from maturities of short-term investments	76,854	65,544	52,893
Proceeds from maturities of long-term investments	1,921	10,614	22,580
Cash paid for acquisition	—	(892)	—

Net cash provided by investing activities	34,770	4,759	19,140
Financing activities
Purchase of treasury stock	(7,851)	(3,061)	(798)
Proceeds from issuance of common stock under stock option and stock purchase plans	176	717	1,360

Net cash provided by (used for) financing activities	(7,675)	(2,344)	562

Net increase (decrease) in cash and cash equivalents	17,537	(16,732)	632
Cash and cash equivalents at beginning of the period	12,628	29,360	28,728

Cash and cash equivalents at end of the period	$30,165	$12,628	$29,360

Supplemental disclosure of cash flow information:
Income taxes paid	$198	$122	$172
Interest paid	$—	$—	$—
Supplemental disclosure of non-cash financing activities:
Deferred compensation related to cancelled stock options	$—	$153	$425
Change in unrealized gain (loss) on available for sales securities	$89	$341	$(495)

(1)	See Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances, periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance. As of March 31, 2007, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

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

Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position (SOP) 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, the Company recognizes license revenue ratably over the applicable period. The Company recognizes license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

In accordance with SOP 97-2, “Software Revenue Recognition,” vendor-specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.

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

CLM Arrangements. CLM arrangements generate revenue from two principal sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the company’s on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related consulting services, consisting primarily of integration and training fees. Because the Company provides its application as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in

Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition. Consulting services, when sold with subscription and support offerings, are accounted for separately when these services have stand-alone value to the customer, and there is objective and reliable evidence of fair value of the undelivered elements. In these circumstances, consulting service revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized after the services are performed.

In determining whether the consulting services can be accounted for separately from subscription revenues, we consider the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription arrangement, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we initially defer all revenue under the arrangement and then, when all consulting services have been delivered, we recognize the consulting and subscription revenues ratably over the remaining term of the subscription contract. In these situations we defer the costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized.

Because CLM is a relatively new offering for the Company, a consistent fair value has not yet been established for the hosted subscription services, and, as a result, consulting services typically are not recognized as separate elements. There are instances when the services have been determined to be a separate element when the Company has demonstrated that the services were contracted in a separate arrangement from the subscription contract – this is typically when the respective contracts were executed more than six months apart.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

	Fiscal Years Ended March 31,
	2007	2006	2005
Customer A	11%	23%	14%
Customer B	30%	22%	23%
Customer C	*	*	12%
Customer D	*	*	11%
Customer E	12%	*	*

*	Revenues were less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended March 31,
	2007	2006
Customer A	50%	24%
Customer B	21%	24%
Customer C	*	11%
Customer D	*	*
Customer E	12%	*

*	Accounts Receivable were less than 10% of total accounts receivable.

Warranties and Indemnifications

The Company generally provides a warranty for its software product to its customers and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies” (SFAS 5). The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2006 and 2005. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2007 and 2006.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2007, 2006 and 2005 was approximately $37,000, $15,000 and $18,000, respectively.

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

Accumulated Other Comprehensive Income or Loss

SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income or loss is comprised of net unrealized losses on available for sale securities of approximately $18,000 and approximately $107,000 at March 31, 2007 and 2006, respectively. The Company recorded $0 in realized losses in the years ended March 31, 2007 and 2006 and approximately $3,000 in realized losses in the year ended March 31, 2005.

Stock-Based Compensation

Beginning April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R) and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan rights and compensation cost is recognized as expense over the requisite service period.

The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS 123 as amended by SFAS No. 148.

The pro-forma information for the fiscal years ended March 31, 2006 and 2005 was as follows (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2006	2005
Net loss as reported (restated)	$(17,589)	$(15,023)
Add: Stock based employee compensation expense included in reported net loss	203	637
Deduct: Total stock based employee compensation determined under fair value based method for all awards	(2,470)	(3,820)

Pro forma net loss	$(19,856)	$(18,206)

Basic and diluted net loss per share, as reported (restated)	$(0.53)	$(0.45)

Basic and diluted pro forma net loss per share	$(0.61)	$(0.56)

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

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal year ended March 31, 2007, 2006 and 2005 was $63,000, $165,000 and $237,000 respectively. During the fiscal year ended March 31, 2007, 2006 and 2005 there were 30,658, 61,633 and 98,643 shares issued, respectively, under the ESPP at a weighted average purchase price of $2.05, $2.68 and $2.41 per share, respectively.

Impact of the Adoption of SFAS 123R

The Company elected to adopt the modified prospective application method as provided by SFAS 123R under which prior periods are not revised for comparative purposes. The effect of recording stock-based compensation for the year ended March 31, 2007 was as follows:

Stock-based compensation expense by caption:
Cost of revenues	$206,000
Research and development	218,000
Sales and marketing	171,000
General and administrative	670,000

Impact on net loss	$1,265,000

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2007, sales to international locations were derived primarily from Canada, India and the United Kingdom. For the fiscal year ended March 31, 2006 and 2005, sales to international locations were derived primarily from Canada, India, Japan, New Zealand, and the United Kingdom.

	Fiscal Years Ended March 31,
	2007	2006	2005
International revenues	12%	13%	27%
Domestic revenues	88%	87%	73%

Total Revenues	100%	100%	100%

For the fiscal years ended March 31, 2007 and 2006 there were no sales to a specific international customer that accounted for 10% of the total revenue. For the year ended March 31, 2005, sales to one specific international customer accounted for 12%.

For the years ended March 31, 2007 and 2006, the Company held long-lived assets outside of the United States with a net book of approximately $1.0 million. For the year ended March 31, 2005 the company held long-lived assets outside the United States with a net book value of approximately $1.0 million. These assets were in India in the respective years.

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

During the fiscal year ended March 31, 2007 the Company repurchased approximately 3.6 million shares of its common stock at an average price of $2.16 in the open market at a cost of approximately $7.8 million. During the fiscal year ended March 31, 2006, the Company repurchased approximately 1.1 million shares of its common stock at an average price of $2.75 in the open market at a cost of approximately $3.1 million net of brokerage fees. During the fiscal year ended March 31, 2005, the Company repurchased approximately 201,500 shares of its common stock at an average price of $3.96 in the open market at a cost of approximately $0.8 million. All fiscal 2007 and 2006 repurchase activity was related to the stock buyback program which was approved in December 2005.

All repurchases were made in compliance with Rule 10b 5-1 under the Securities Exchange Act of 1934, as amended. The Company values the repurchased Treasury Stock at the market value of the day of the transaction. The Company has no plans to resell any of the current Treasury Stock shares held. The Company records the repurchase of Treasury Stock at cost using the par value method.

Concurrent Transaction

The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. For the year ended March 31, 2007 the Company recognized approximately $22,000 of revenue from the value added reseller. For the year ending March 31, 2006, the Company recognized approximately $585,000 of revenue from the value-added reseller and did not purchase any professional services from the value-added reseller. For the year ending March 31, 2005, the company recognized approximately $515,000 in license and service royalty revenue, which is net of approximately $264,000 professional services purchased by the Company.

Related Party Transaction and Severance Agreement

In connection with the September 2003 resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service. During the fiscal year ended March 31, 2005, the Company recorded approximately $220,000 as outside services expenses in general and administration.

In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005 Dr. Mittal agreed to provide hourly consulting services relating to the Company’s patent litigation which was settled in February 2006. As a result his consulting agreement terminated. On July 21, 2006 Dr. Mittal resigned as a member of the Board of Directors and agreed to provide hourly consulting services for a period of at least 12 months. Dr. Mittal was paid $43,250 and $27,950 for consulting services in fiscal years ended March 31, 2007 and 2006.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which applies to all US GAAP financial statements for public and private enterprises alike and provides a definitive, comprehensive accounting model with prescriptive disclosure requirements related to income tax uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” (“MLTN”) to be sustained by the taxing authority. The Interpretation contains guidance on recognizing, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The company adopted the provisions of FIN 48 on April 1, 2007. The Company does not believe the total amount of unrecognized benefit as of June 30, 2007 will increase or decrease significantly in the next twelve months. The Company’s foreign tax returns, including the United States, are subject to routine compliance review by the various tax authorities. The Company accrues for foreign tax contingencies based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

3. Restatement of Consolidated Financial Statements

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

The Special Committee found, among other things, that the Company lacks contemporaneous evidence supporting a significant number of the recorded option grants. Further, the Company appears to have incorrectly measured the effective dates for a number of its option grants based on a variety of factors, including delays in the approval of awards, retrospective selection of some grant dates, the absence of clear and definitive documentation regarding grant dates, modifications of or additions to previously awarded grants, and other issues relating to unreliable processes. The affected grants include grants to employees, officers and former directors. Therefore, we have recorded additional stock-based compensation expense and related tax effects with regard to past stock option grants, and we are restating previously filed financial statements in this Annual Report on Form 10-K.

We have determined to recognize the following incremental impact from stock-based compensation expense as a result of the Special Committee investigation of past option grants:

The cumulative effect of the adjustments was to increase our accumulated deficit by $5.8 million as of March 31, 2007 as follows:

	Three months ended June 30, 2006	Years Ended March 31,
		(in thousands)
		2006	2005	2004	2003	2002	2001	2000	Total
Stock based compensation expense	$328	$111	$482	$848	$1,632	$2,258	$979	$97	$6,735
Payroll taxes, interest and penalties	—	—	—	1,137	—	—	—	—	1,137

Total stock-based expenses	328	111	482	1,985	1,632	2,258	979	97	7,872
Less: Stock based compensation expense previously recorded	(345)	(29)	(112)	(284)	(462)	(477)	(277)	(95)	(2,081)

Net impact of restatement	(17)	82	370	1,701	1,170	1,781	702	2	5,791

Net loss, as originally reported	(2,598)	(17,507)	(14,653)	(8,846)	(29,748)	(26,377)	(49,867)	(31,779)	(181,375)

Net loss, as restated	$(2,581)	$(17,589)	$(15,023)	$(10,547)	$(30,918)	$(28,158)	$(50,569)	$(31,781)	$(187,166)

Restatement Values are Affected by Subjective Judgments and Interpretations; Risks Presented by Incomplete and/or Inaccurate Documentation

Our calculations as to the proper restatement values for past stock option grants depend on certain interpretations, assumptions and conclusions that we drew from legal and accounting guidance, as well as relevant information collected during the Special Committee investigation. These interpretations, assumptions and conclusions may be subject to later dispute, particularly in circumstances where the investigation uncovered incomplete or ambiguous documentation or conflicting information. There is also a risk that the investigation findings themselves may later be determined to be inaccurate or incomplete. Where incomplete or ambiguous documentation or other information was all that was available, we relied, among other things, on guidance provided by the Office of the Chief Accountant of the Securities and Exchange Commission. By letter dated September 16, 2006, the Chief Accountant advised companies such as ours to use all reasonably available information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

In reaching our conclusions regarding the proper measurement date for particular grants, we made certain legal interpretations regarding, among other things, the effectiveness of various grant actions taken by our Board of Directors and its constituent Committees, whether by meeting or by written consent. We also made a number of accounting interpretations; for example, we interpreted and applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” to each category of granting action discussed below.

We had to draw many inferences and assumptions in reviewing the evidence that the Special Committee assembled. The process for selecting new measurement dates involved substantial interaction between the Special Committee, our Finance department and our auditors.

Findings of the Special Committee

The Special Committee’s findings, summarized by grant category, are below:

1.	Grants Approved by the Board of Directors or Compensation Committee at Meetings

Prior to the IPO, which occurred on March 10, 2000, the Company appears to have approved all option grants at Board meetings. On November 18, 1999, Selectica established a Compensation Committee with unlimited authority (shared with the Board) to issue options. Thereafter, most option grants to executives, as well as non-executive employee grants for promotion and retention, were to be made one of three ways: (i) at Board meetings, as reflected in Board meeting minutes; (ii) at Compensation Committee meetings, as reflected in Compensation Committee meeting minutes, or (iii) by way of Unanimous Written Consents (“UWC”) signed by the full Board or by the Compensation Committee in lieu of a meeting.

2.	Grants Reflected in Board of Director Meeting Minutes:

Two post-IPO grants were reflected in minutes of meetings of the full Board. Both grants appear to have been issued at regular, pre-scheduled Board meetings at which outside corporate counsel was present. The Special Committee found that outside corporate counsel prepared the minutes. The Special Committee did not find that the measurement date for this class of grant required revision, or that their accounting treatment required restatement.

3.	Grants Reflected In Compensation Committee Meeting Minutes:

During the time period examined by the Special Committee, approximately eleven grant dates were documented in minutes of Compensation Committee meetings. Some of the recorded meeting dates coincided with regular, pre-scheduled Board meetings. Others reflect special telephonic meetings of the Compensation Committee without the other Board members in attendance. When Board and Compensation Committee meeting dates coincided, the Special Committee found that the Compensation Committee often met together with the full Board on that same day, rather than separately. According to the minutes, those attending Compensation Committee meetings, especially in the 2000 to 2001 time period, were the outside directors comprising the Committee, the CFO, and the General Counsel, who acted as secretary. Outside corporate counsel did not attend Compensation Committee meetings until 2004, when the Committee resumed holding semi-regular meetings after a lengthy hiatus. The minutes for the meetings of the Compensation Committee, prepared by the General Counsel or outside counsel, were often not prepared until months after the meeting dates. Certain minutes do not appear to have ever been signed.

In four cases where Compensation Committee meetings coincided with the date of regular, pre-scheduled Board meetings, and five cases where they did not, the Special Committee concluded that a Compensation Committee meeting was in fact held and the option granting action referenced in the minutes taken on those dates. In two instances where a Compensation Committee meeting was apparently held on a date when no regular, pre-scheduled Board meeting occurred and the grant prices also appear fortuitous in the context of price movement before and after the recorded grant date, the Special Committee found insufficient evidence to conclude that the Compensation Committee meeting was in fact held or that the option grants reflected in the minutes were actually made on the dates reflected.

A.	Grants via UWC of the Board or Compensation Committee:

During the Review Period, four grants were documented in UWCs signed by the full Board, including one grant on March 9, 2000, the eve of the Company’s IPO. Another six grants over the course of the Review Period were approved using UWCs of the Compensation Committee. A number of UWCs appear to have been signed after the effective dates shown on the consent document. One Board UWC and two Compensation Committee UWCs appear to have been prepared and signed after the effective dates shown on the consents to take advantage of dates when the Company’s stock price was lower. While former members of the Board of Directors and Compensation Committee appear to have executed these UWCs, the Special Committee did not find in any of those instances that the directors were aware of that fact or appreciated that their actions would have an accounting effect. The Special Committee concluded that other Board or Compensation Committee UWCs were in fact signed on or before their effective date.

B.	Grants via Stock Option Committee AWC:

Of 164 distinct grant dates, approximately 150 involved grants issued by the Stock Option Committee (“SOC”). The Board created the SOC in March 2000, and delegated to it the authority to grant up to 30,000 options to non-executive new hires. The SOC Charter was amended in January 2005 to permit grants of up to 30,000 options per calendar year to any employee, not solely new hires. Except for a brief period in late 2004 and early 2005, the CEO generally served as sole member of the SOC until the Committee was abolished in January 2007.

Most newly-hired employees (“new hires”) at Selectica received option grants approved by the SOC. For most of its history, the SOC appears to have issued grants to new hires on a fairly regular, bi-monthly schedule. In April, 2000, it instituted a schedule for granting options on the 1st and 15th days of each month, effective as of the first SOC grant date several days prior. That became the general schedule through approximately July 2001, at which point the schedule changed to the 15th and last days of each month. After May 2006, the procedure changed again such that new hires began to receive grants effective as of their start dates, rather than in bi-monthly batches.

The SOC’s fixed schedule was not always followed. Retrospective selection of SOC grant dates appears to have occurred on at least three occasions, including the first SOC grant date mentioned above. Approximately six other grant dates that differed from or supplemented the bi-monthly schedule were used before May 2006. New hire grants were postponed to later grant dates (i.e., the new hire grants were not made on the pre-determined schedule) on approximately nine occasions. Except for a few isolated occasions that appear to be errors, new hires generally do not appear to have received grants with effective dates before their start date. On several grant dates, the SOC granted options that exceeded its delegated authority such as grants to non-new hires before the January 2005 amendment permitting such grants and grants in excess of 30,000 options. The Special Committee did not find that the SOC intentionally exceeded its authority. There were several instances where grants were entered into Equity Edge but the supporting documentation could not be located. Beginning in 2006, the Company appears to have relied on Personnel Action Notices to document the CEO’s approval of new hire grants, instead of formal UWCs.

C.	Special Committee Findings with Respect to Certain Individuals

The Special Committee found no evidence that the Company’s current outside directors or Chief Financial Officer, Mr. Bill Roeschlein, were involved in or aware of any selection of grant dates retrospectively. The Special Committee also concluded, based on the evidence, that the Company’s former outside directors did not retrospectively select option grant dates. Former members of the Company’s Compensation Committee executed grant documents prepared by others that appear to have reflected effective dates for option grants that were, in some cases, retrospectively selected. The Special Committee concluded that the former members of the Company’s Compensation Committee were not aware of the accounting consequences of selection of past effective dates for UWCs granting options.

The Special Committee found that the Company’s former Chairman of the Board and Chief Executive Officer, Mr. Stephen Bennion, in his prior capacity as Chief Financial Officer, was aware of or was involved with the retrospective selection of some grant dates. Mr. Bennion also received an option grant with a grant date that appears to have been retrospectively selected. However, in that instance, the Special Committee did not conclude, based on the evidence, that Mr. Bennion selected the grant date. Mr. Bennion did not exercise those options. The Special Committee did not conclude, based on the evidence, that Mr. Bennion engaged in intentional wrongdoing or understood that the Company’s stock option granting practices would result in a misstatement of the Company’s financial results.

The Special Committee found one instance where it believes that Rajen Jaswa, during his tenure as CEO, was likely aware of a retrospectively selected option grant for himself. The Special Committee also found in that same instance that Sanjay Mittal, then acting as CTO, may have been aware of a retrospectively selected option grant for himself. However, the Special Committee did not find evidence that either was advised of the accounting consequences of retrospective selection of option grant dates.

In their capacity as Stock Option Committee, the Company’s former CEOs each appear to have executed documentation prepared for them by others, on dates later than the effective date of the grant shown in the documents, which resulted in the retroactive selection of option dates for a number of such grants. The Special Committee did not conclude the former CEOs were aware that there would be an accounting consequence to execution of such grants on a date later than the effective date of the grants.

The Special Committee found evidence indicating that one of the Company’s former Controllers and its former General Counsel were involved in the retrospective selection of option grant dates. The Special Committee also determined that several lower level stock administration employees were involved in the stock option granting process and were aware to varying degrees that option grant dates and prices were being selected with the benefit of hindsight. The Special Committee determined that each of these individuals had previously left the Company for reasons unrelated to the investigation.

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

Restatement Adjustments

Our restated consolidated financial statements contained in this 2007 Form 10-K incorporate stock-based compensation expense and related payroll taxes, penalties and interest expenses. The restatement adjustments result in an approximate $5.8 million increase in accumulated deficit as of March 31, 2007. This amount includes an increase in our previously reported consolidated net loss of approximately $0.1 million and $0.4 million for the years ended March 31, 2006 and March 31, 2005, respectively. The total restatement impact for periods through March 31, 2004 of approximately $5.4 million has been reflected as a prior period adjustment to accumulated deficit as of that date.

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

Impact of the Restatement Adjustments on the Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on beginning accumulated deficit and the Company’s previously reported consolidated statements of income for the years ended March 31, 2006 and March 31, 2005.

	Net Loss March 31,		Accumulated Deficit March 31, 2004
	2006	2005
	(in thousands, except per share amounts)
As previously reported:	$(17,507)	$(14,653)	$(157,960)
Adjustment stock compensation expense (benefit)	(82)	(370)	(4,220)
Adjustment payroll taxes, interest and penalties	$—	$—	$(1,137)

As restated	$(17,589)	$(15,023)	$(163,317)

4. Quarterly Financial Information

The following table presents unaudited quarterly financial information for each of the Company’s last eight quarters ended February 3, 2007 (unaudited, in thousands, except per share data). For more information on the restatement, please refer to Note 3, “Restatement of Consolidated Financial Statements”

	Quarters Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	Sept. 30, 2005	June 30, 2005
				(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
In thousands
Net Revenues	2,849	3,660	2,996	5,216	5,018	5,257	6,079	7,079
Gross profit	1,275	2,007	257	2,532	3,061	2,834	3,930	4,362

Loss from operations	(5,928)	(9,092)	(6,269)	(3,270)	(2,415)	(11,432)	(3,078)	(3,253)
Net loss	(4,839)	(8,081)	(5,422)	(2,581)	(1,585)	(10,810)	(2,456)	(2,738)

Basic and diluted net loss per share	$(0.16)	$(0.27)	$(0.18)	$(0.08)	$(0.05)	$(0.33)	$(0.07)	$(0.08)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of operations (unaudited, in thousands, except per share data):

				As Previously Reported Quarters Ended
				June 30, 2006	March 31, 2006	December 31, 2005	Sept. 30, 2005	June 30, 2005
Net Revenues				5,216	5,018	5,257	6,079	7,079
Gross profit				2,537	3,062	2,838	3,935	4,360

Loss from operations				(3,287)	(2,408)	(11,401)	(3,043)	(3,244)
Net loss				(2,598)	(1,578)	(10,779)	(2,421)	(2,729)

Basic and diluted net loss per share				$(0.08)	$(0.05)	$(0.33)	$(0.07)	$(0.08)

				Adjustments Quarters Ended
				June 30, 2006	March 31, 2006	December 31, 2005	Sept. 30, 2005	June 30, 2005
Net Revenues				$—	$—	$—	$—	$—
Gross profit				(5)	(1)	(4)	(5)	2

Loss from operations				17	(7)	(31)	(35)	(9)
Net loss				17	(7)	(31)	(35)	(9)

Basic and diluted net loss per share				$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

				As Restated Quarters Ended
				June 30, 2006	March 31, 2006	December 31, 2005	Sept. 30, 2005	June 30, 2005
Net Revenues				5,216	5,018	5,257	6,079	7,079
Gross profit				2,532	3,061	2,834	3,930	4,362

Loss from operations				(3,270)	(2,415)	(11,432)	(3,078)	(3,253)
Net loss				(2,581)	(1,585)	(10,810)	(2,456)	(2,738)

Basic and diluted net loss per share				$(0.08)	$(0.05)	$(0.33)	$(0.07)	$(0.08)

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated balance sheet items (unaudited, in thousands):

	As Previously Reported Quarters Ended
	June 30, 2006	March 31, 2006	December 31, 2005	Sept. 30, 2005	June 30, 2005
Other accrued liabilities	1,019	1,330	1,878	1,419	1,623
Additional paid-in capital	293,926	293,383	293,224	293,054	292,854
Deferred stock-based compensation	(17)	(20)	(23)	(37)	(62)
Accumulated deficit	(192,735)	(190,136)	(188,542)	(177,762)	(175,342)
Total stockholders’ equity	$73,157	$78,315	$82,428	$93,299	$95,430

	Adjustments Quarters Ended
	June 30, 2006	March 31, 2006	December 31, 2005	Sept. 30, 2005	June 30, 2005
Other accrued liabilities	1,137	1,137	1,137	1,137	1,137
Additional paid-in capital	4,639	5,725	5,686	5,717	5,784
Deferred stock-based compensation	15	(1,054)	(1,022)	(1,084)	(1,186)
Accumulated deficit	(5,791)	(5,808)	(5,801)	(5,770)	(5,735)
Total stockholders’ equity	$(1,137)	$(1,137)	$(1,137)	$(1,137)	$(1,137)

	As Restated Quarters Ended
	June 30, 2006	March 31, 2006	December 31, 2005	Sept. 30, 2005	June 30, 2005
Other accrued liabilities	2,186	2,467	3,015	2,556	2,760
Additional paid-in capital	298,565	299,108	298,910	298,771	298,638
Deferred stock-based compensation	(2)	(1,074)	(1,045)	(1,121)	(1,248)
Accumulated deficit	(198,526)	(195,944)	(194,343)	(183,532)	(181,077)
Total stockholders’ equity	$72,020	$77,178	$81,291	$92,162	$94,293

5. Cash, Cash Equivalents and Investments

Cash, cash equivalents, short term and long-term investments consisted of the following:

		Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2007:
Cash and cash equivalents:
Cash	$6,104	$—	$—	$6,104
Money market fund	645	—	—	645
Commercial paper	23,416	—	(7)	23,409

	$30,165	$—	$(7)	$30,158

Short-term investments:
(due in less than 12 months)
Auction rate securities	$2,700	$—	$—	$2,700
Government agencies	4,915	—	—	4,915
Corporate notes & bonds	15,921	—	(11)	15,910
Certificate of deposit	3,749	—	—	3,749

	$27,285	$—	$(11)	$27,274

Long-term investments:
(due in 12 to 18 months)
Corporate notes & bonds	$983	$—	$—	$983
Certificate of deposit	26	—	—	26

	$1,009	$—	$—	$1,009

March 31, 2006:
Cash and cash equivalents:
Cash	$3,124	$—	$—	$3,124
Money market fund	1,720	—	—	1,720
Commercial paper	7,784	—	—	7,784

	$12,628	$—	$—	$12,628

Short-term investments:
(due in less than 12 months)
Auction rate securities	$35,251	$—	$—	$35,251
Government agencies	19,116	—	(92)	19,024
Corporate notes & bonds	3,043	—	(8)	3,035
Certificate of deposit	4,067	—	—	4,067

	$61,477	$—	$(100)	$61,377

Long-term investments:
(due in 12 to 18 months)
Government agencies	$1,499	$—	$(7)	$1,492
Certificate of deposit	1,437	—	—	1,437

	$2,936	$—	$(7)	$2,929

The fair value of cash equivalents, based on quoted market prices, is substantially equal to their carrying value as of March 31, 2007 and 2006.

The following table summarizes investment activity during the respective year

	March 31, 2007	March 31, 2006	March 31, 2005
Proceeds from available for sale securities	$81,706,415	$74,623,162	$75,023,606
Realized gains/losses from sales	266,212	546,302	(245,443)
Amount of gains and losses reclassified out of comprehensive income	(89,107)	(340,638)	494,196

6. Property and Equipment

Property and equipment, at cost, consist of the following:

	March 31,
	2007	2006
	(in thousands)
Computers and software	$8,022	$8,380
Furniture and equipment	2,242	2,347
Leasehold improvements	775	2,350
Land and building	1,127	1,097
Automobile	36	36

	12,202	14,210
Less: accumulated depreciation	(10,210)	(11,803)

Total property and equipment, net	$1,992	$2,407

Depreciation expense related to Property and Equipment was approximately $654,000, $864,000 and approximately $1.3 million for the years ended March 31, 2007, 2006 and 2005, respectively.

7. Accrued and Other Liabilities

As of March 31, 2007 and 2006 liabilities consisted of the following:

	2007	2006
	(in thousands)
		(Restated)
Accrued Payroll
Payroll clearing	$16	$9
Accrued salaries	132	84
Accrued vacation	431	666
Accrued bonus	180	473
Accrued commissions	86	64
Accrued benefits	75	135

Total	$920	$1,431

	2007	2006
	(in thousands)
		(Restated)
Other Accrued Liabilities
Advances from officers	$0	$387
Current portion lease restructuring	3,043	0
Other payables	1,137	1,607
Accrued sales tax	102	13
Accrued taxes and accounting	85	460

Total	$4,367	$2,467

	2007	2006
	(in thousands)
		(Restated)
Deferred Revenue
Deferred revenue license	$418	$564
Deferred revenue hosting	159	656
Deferred revenue consulting	43	(104)
Deferred revenue maintenance	1,631	936

Total	$2,251	$2,052

	2007	2006
	(in thousands)
		(Restated)
Other Long Term Liabilities
Long term portion lease restructuring	$2,653	$0
Deferred rent	0	1,067
Long term deferred revenue	501	0
Lease obligation	18	24

Total	$3,172	$1,091

8. Acquisitions

In May 2005, the Company entered into an agreement to purchase certain assets and products of Determine for approximately $892,000. The transaction closed in the first quarter of fiscal 2006 and has been accounted for in accordance with SFAS No. 141 “Business Combinations” (SFAS 141). Determine was a provider of enterprise contract management software. Determine’s solutions include: the ability to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract and relationship-wide contract and relationship compliance. The addition of Determine’s software capabilities and customers allowed us to extend our offerings to include contract management solutions. The Company allocated the purchase price of the acquisition to tangible and intangible assets acquired based on several factors, including valuations, estimates and assumptions.

The total purchase price was allocated as follows:

	Fiscal Years Ended March 31, 2007
	Amount	Amortization life
	(in thousands)	(years)
Accounts Receivable	$74	—
Fixed Assets	17	—
Intangible assets:
Developed technology	367	3
Customer relationship	338	4
Customer backlog	96	1

Total purchase price	$892

The results of Determine’s operations have been included in the consolidated financial statements since May 3, 2005, the date of acquisition.

As of March 31, 2007, the intangible assets associated with Determine are included in Other Assets as follows:

Amount
(in thousands)
Cost	$801
Accumulated amortization	(492)

Net	$309

These intangible assets will be amortized on a straight-line basis over their estimated lives as follows:

	Fiscal Years Ended March 31,
	2008	2009	2010	2010
	(in thousands)
Amortization by fiscal year	$207	$95	$7	$0

Amortization for the fiscal year ended March 31, 2007 was approximately $207,000.

9. Operating Lease Commitments

The Company leases office space and office equipment under non-cancelable operating lease agreements that expire at various dates through 2010. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2007, along with sublease rental income commitments are as follows:

	Amount
	(in thousands)
	Offices	Equipment	Sublease Income	Total
2008	$2,867	$32	$(120)	$2,779
2009	2,862	26	(734)	2,154
2010	1,908	3	(543)	1,368
2011		—	—

Total future minimum payments	$7,637	$61	$(1,397)	$6,301

Rental expenses for office space and equipment were approximately $1.8, $2.5 million and $2.8 million for the years ended March 31, 2007, 2006 and 2005, respectively.

10. Litigation

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524, 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. The complaint seeks money damages with pre- and post-judgment interest, costs, treble damages for willful infringement, attorneys’ fees and a permanent injunction to prevent the Company from infringing the Versata Patents in the future, as well as any other relief to which Versata may be entitled. The Company has filed an answer denying infringement and has alleged that the Versata Patents are invalid and unenforceable. The parties have not yet begun discovery in the case, and the Company is unable to predict the outcome of the litigation.

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

11. Stockholders’ Equity (Deficit)

Common Stock Reserved for Future Issuance

At March 31, 2007, shares of common stock reserved for future issuance were as follows:

(in thousands)
Stock option plans:
Outstanding	3,659
Reserved for future grants	11,647
Employee Stock Purchase Plan	3,639

Total common stock reserved for future issuance	18,945

Preferred Stock

The Company is authorized to issue 25 million shares of preferred stock at a par value of $0.0001 per share. There was no preferred stock issued and outstanding at March 31, 2007 and 2006.

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

Stock Issued for Services

Under the terms of the Company’s 1996 Stock Plan, the Company may issue shares of common stock in exchange for services. During 2005, the Company awarded 15,000 shares of restricted stock to the new CEO and recorded a compensation charge of approximately $51,000. In addition, the Company granted severance awards to certain terminated employees, which modified the terms of their stock options and resulted in a stock compensation charge of approximately $137,000 in fiscal 2005.

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

Each individual who first joins the board of directors as a non-employee director after December 11, 2002 will receive at that time an option for 50,000 shares of common stock. This option becomes vested as to 25% of the option shares upon the completion of 12 months of service and as to 1/48 of the option shares upon the completion of each month of service thereafter. In addition, at each of the Company’s annual stockholders’ meetings, beginning in 2003, each non-employee director who continues to be a director after that meeting will automatically be granted at that meeting an option for 12,500 shares of common stock. However, any non-employee director who receives an option for 50,000 shares under this plan will first become eligible to receive the annual option for 12,500 shares at the annual meeting that occurs during the calendar year following the year in which he or she received the option for 50,000 shares. The option for 12,500 shares becomes vested upon the completion of 12 months of service from the grant date. If the Board of Directors amends the plan, stockholder approval of the amendment will be sought only if required by applicable law. The 1999 Plan will continue in effect indefinitely unless the Board of Directors decides to terminate the plan earlier.

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

The Compensation Committee of the Board of Directors administers this plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation, at a purchase price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of the Company’s outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee cannot purchase more than 1,250 shares per purchase date (2,500 shares per year) and, generally, cannot purchase more than $25,000 of stock per calendar year. Eligible employees may begin participating in the Purchase Plan at the start of an offering period. Each offering period lasts 24 months and consists of four consecutive purchase periods of six months duration. Two overlapping offering periods start on May 1 and November 1 of each calendar year. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment. The Board of Directors may amend or terminate the Purchase Plan at any time. If not terminated earlier, the Purchase Plan has a term of twenty years. If the Board of Directors increases the number of shares of common stock reserved for issuance under the Purchase Plan, other than any share increase resulting from the formula described in the previous paragraph, it must seek the approval of the Company’s stockholders.

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

Activity under all equity plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted- Average Exercise Price
	(in thousands except for per share amounts)
Balance at March 31, 2004	5,421	6,686	$0.20 — $ 63.48	$5.03
Increase in shares reserved	1,635	—
CEO compensation plan	990	—
Options granted	(3,864)	3,864	$2.35 — $ 5.38	$3.62
Options exercised	—	(389)	$0.20 — $ 4.24	$2.89
Options cancelled	1,836	(1,836)	$1.99 — $ 63.48	$6.36
Options expired	(300)	—
Restricted stock awards issued	(15)	—

Balance at March 31, 2005	5,703	8,325	$0.50 — $ 63.48	$4.17
Increase in shares reserved	1,649	—
Options granted	(1,386)	1,386	$2.52 — $ 3.44	$3.11
Options exercised	—	(223)	$1.25 — $ 2.56	$2.47
Options cancelled	2,664	(2,664)	$2.23 — $ 63.48	$4.98
Options expired	(92)	—

Balance at March 31, 2006	8,538	6,824	$0.50 — $ 63.48	$3.68

Increase in shares reserved	1,420	—
Options granted	(1,732)	1,732	$1.68 — $ 2.75	$2.34
Options exercised	—	(47)	$0.50 — $ 2.56	$2.44
Options cancelled	4,850	(4,850)	$1.68 — $ 63.48	$3.40
Options expired	(980)	—
Restricted stock awards issued	(449)

Balance at March 31, 2007	11,647	3,659	$1.68 — $ 63.48	$3.20

Options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price
$ 1.68 — $ 2.42	815,249	8.04	404,249	$2.34
$ 2.43 — $ 2.56	1,029,000	7.86	372,708	$2.54
$ 2.57 — $ 3.40	1,062,592	5.64	643,841	$3.16
$ 3.41 — $ 32.89	732,808	2.68	680,300	$5.24
$ 32.90 — $ 63.48	19,250	2.66	19,250	$44.63

$ 1.68 — $ 63.48	3,658,899	6.19	2,120,348	$3.94

The weighted average term for exercisable options is 5.39 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2007 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2007 was $1.94 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at March 31, 2007 was $50,732 and $12,917 was related to exercisable options.

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2007	2006	2005
Weighted average grant date fair value	$1,290,492	$2,218,149	$7,461,422
Intrinsic value of options exercised	40,369	251,593	825,732
Fair value of shares vesting during the year	1,032,252	2,218,149	7,461,422

The fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2007	2006	2005
Risk-free interest rate	5.14%	3.97%	2.45%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	43.66%	62.23%	66.77%
Expected term in years	1.25	1.20	1.04
Weighted average fair value at grant date	$1.02	$1.30	$1.60

The fair value of options granted under employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2007	2006	2005
Risk-free interest rate	4.64%	3.82%	3.28%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	37.96%	64.22%	66.46%
Expected option life in years	3.50	3.88	3.86
Weighted average fair value at grant date	$0.75	$1.60	$1.93

Equity Compensation Plan Information

The table below demonstrates the number of options issued and the number of options available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2007:

	Number of Securities to be Issued upon Exercise of Outstanding Options, and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	269	$4.89	1,231
1999 Equity Incentive Plan	3,028	$3.20	8,862
1999 Employee Stock Purchase Plan	—		3,639
Plans Not Required to be Approved by Stockholders
Officer Option Agreement	70	$2.34	—
2001 Supplemental Plan	292	$4.25	1,554

Total	3,659		15,286

All vested shares granted under all Plans are exercisable; however, shares exercised but not vested under the 1996 Stock Plan are subject to repurchase.

12. Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per common share is presented in conformity with SFAS 128, “Earnings Per Share” (SFAS 128), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2007	2006	2005
	(in thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	3,455	5,060	2,810
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	204	1,764	5,515

Total common stock equivalents excluded from diluted net loss per common share	3,659	6,824	8,325

13. Income Taxes

The provision for income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2007	2006	2005
	(in thousands)
Domestic Pre-tax Loss	$(19,896)	$(19,535)	$(15,997)
Foreign Pre-tax Income (Loss)	(942)	2,068	857

Total Pre-tax Loss	$(20,838)	$(17,467)	$(15,140)

	Fiscal Years Ended March 31,
	2007	2006	2005
	(in thousands)
Federal tax at statutory rate	$(7,294)	$(6,113)	$(5,299)
Computed state tax	(1,023)	(718)	(72)
Computed foreign tax	77	(735)	57
Losses not benefited	8,346	7,733	5,488
Change in tax reserve	—	—	(235)
Non-deductible expenses	—	63	4
Research and development tax credits	—	(108)	(60)

Income tax provision (benefit)	$106	$122	$(117)

The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,
	2007	2006	2005
	(in thousands)
Current:
US	$25	$46	$(114)
Foreign	81	76	(3)

Income tax provision (benefit)	106	122	(117)
Deferred:
Federal	—	—	—
State	—	—	—

Income tax provision (benefit)	$106	$122	$(117)

SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	March 31,
	2007	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$62,358	$62,862	$56,325
Intangible assets	10,603	2,300	3,019
Tax credit carryforwards	5,827	5,784	5,418
Reserves and accruals	3,088	1,684	1,389
Fixed assets	445	478	55
Stock compensation	296	267	408
Deferred revenue	205	343	767

Total net deferred tax asset	82,822	73,718	67,381
Valuation allowance	(82,822)	(73,718)	(67,381)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon the timing and amount of future earnings, if any, which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance increased by $9.1 million, $6.3 million, and $9.8 million during 2007, 2006, and 2005, respectively.

As of March 31, 2007, the Company had federal, state and foreign operating loss carryforwards of approximately $154.9 million, $94.3 million and $10.4 million, respectively. As of March 31, 2007, the Company also had federal and state research and development tax credit carryforwards of $3.1 and $3.9 million, respectively.

The federal net operating loss and credit carryforwards expire at various dates through 2027, if not utilized. The state net operating loss carryforwards expire at various dates through 2027, if not utilized. The state tax credit carryforwards have no expiration date. Of the foreign net operating loss carryforwards, approximately $9.6 million relate to the U.K. and approximately $0.8 million relate to Canada. The U.K. net operating loss carryforwards have no expiration date and may be carried forward indefinitely, subject to certain restrictions. The Canadian net operating loss carryforwards expire at various dates through 2015, if not utilized.

Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses and credit carryforwards before utilization.

Selectica’s subsidiary in India (Selectica India Private Ltd.), has a 10-year tax holiday, which commenced from the fiscal year 1999. Selectica India Private Ltd. will be exempt from taxation on income generated during this period.

14. 401(k) Benefit Plan

Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2007, 2006, and 2005. Administrative expenses relating to the 401(k) Plan are insignificant.

15. Restructuring

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2007, 2006 and 2005 were, respectively were (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2004			—
Additional accruals — Plan 4	929	—	929
Amounts paid in cash — Plan 4	(891)	—	(891)

Balance, March 31, 2005	38	—	38
Additional accruals — Plan 5	824	—	824
Amounts paid in cash — Plan 4 and 5	(862)	—	(862)

Balance, March 31, 2006	—	—	—
Additional accruals — Plan 6	385	6,495	6,880
Amounts paid in cash — Plan 6	(385)	(652)	(1,037)

Balance, March 31, 2007	$—	$5,843	$5,843

In January 2005, the Company further reduced headcount by 34 employees under restructuring Plan 4. This was accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit an Activities” (SFAS 146). The Company made these reductions in an effort to reduce costs in response to continued decline in bookings and economic conditions. The headcount reductions were 5 in professional services, 20 in research and development, 8 in sales and marketing, and 1 in general administration.

During the fiscal year 2006, the Company further reduced headcount by 42 employees under Plan 5 to further reduce costs due to prevailing level of bookings and deteriorating economic conditions. Headcount reductions consisted of 11 in general and administrative, 12 in sales and marketing, 8 in research and development and 11 in professional service.

During the fiscal year 2007, the Company continued with cost reduction efforts under Plan 6. On December 31, 2006 the company relocated the corporate headquarters to a smaller facility. As a result of the relocation the company recorded a one time charge of approximately $5.8 million, consisting principally of net present value of remaining lease payments estimated at $5.3 million and the remaining net book value of leasehold improvements on the abandoned facility of approximately $600,000. In addition, the company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits, of which $165,000 was included in research and development expense, $52,000 included in cost of revenues, $120,000 in general and administrative expense and $48,000 in sales and marketing expense.

The company also elected to cease operation in the United Kingdom as of March 31, 2007. This resulted in headcount reductions of three people along with approximately $100,000 in costs.

16. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS 131 reporting is based upon the “management approach”. This requires management to organize the Company’s operating segments for which separate financial information is: (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Selectica offers comprehensive consulting, training and implementation services and ongoing customer support and maintenance, to support our software applications. The business is focused towards delivering software and services under two operating segments (1) Sales Execution, (SE) and (2) Contract Lifecycle Management, (CLM).

The SE segment provides products that enable customers to increase revenues and reduce costs through web-enabled automation of quote-to-contract business processes. The CLM segment provides products that enable customers to create, manage and analyze contracts in a single, easy to use repository.

The company evaluates performance and allocates resources based on segment revenue and segment operating loss. Segment operating loss is comprised of income before unallocated selling, general and administrative expenses, interest income and interest and other income. Segment information for total assets, capital expenditures and depreciation is not presented as such information is not used in measuring segment performance or allocating resources between segments. The Company began operations in CLM in fiscal year 2006.

	Fiscal Years Ended March 31,
	2007	2006	2005
		(restated)
	(in thousands)
Sales Execution:
Revenue	$12,870	$22,875	$31,120
Cost of Sales	8,177	9,076	13,299

Gross Profit	4,693	13,799	17,821
Loss from Operations	(22,070)	(18,390)	(17,113)
Contract Lifecycle Management:
Revenue	1,851	558	—
Cost of Sales	493	170	—

Gross Profit	1,358	388
Loss from Operations	(2,510)	(1,788)	—

Consolidated
Revenue	14,721	23,433	31,120
Cost of Sales	8,670	9,246	13,299

Gross Profit	6,051	14,187	17,821
Loss from Operations	(24,580)	(20,178)	(17,113)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Selectica, Inc.

We have audited the accompanying consolidated balance sheets of Selectica as of March 31, 2007 and March 31, 2006 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica at March 31, 2007 and March 31, 2006 (restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, and the information set forth therein.

As discussed in Note 3, “Restatement of Consolidated Financial Statements” the Company has restated previously issued financial statements as of March 31, 2006 and for each of the years in the two year period ended March 31, 2006.

As discussed in Note 2 to the Consolidated Financial Statements, effective April 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Selectica’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 1, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ ARMANINO McKENNA LLP

San Ramon, California

October 1, 2007

Schedule II. Valuation and Qualifying Accounts

Accounts Receivable and Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2007, 2006, and 2005:

Fiscal Year	Balance at Beginning of Period	Charged against Revenue	Amounts Written Off	Reversal Benefit to Revenue	Balance at End of Period
	(in thousands)
2007	$167	$182	$—	$(228)	$121
2006	$149	$93	$—	$(75)	$167
2005	$115	$228	$—	$(194)	$149

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of October 1, 2007.

SELECTICA, INC.
Registrant

/s/ ROBERT JURKOWSKI
Robert Jurkowski
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT JURKOWSKI Robert Jurkowski	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	October 1, 2007

/s/ BILL ROESCHLEIN Bill Roeschlein	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 1, 2007

Directors:

/s/ JAMIE ARNOLD Jamie Arnold	Director	October 1, 2007

/s/ BRENDA ZAWATSKI Brenda Zawatski	Director	October 1, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	The Second Amended and Restated Certificate of Incorporation.

3.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(4)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.

4.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.

4.5	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007

10.1(1)	Form of Indemnification Agreement.

10.2(1)	1996 Stock Plan.

10.3(4)	1999 Employee Stock Purchase Plan.

10.4(4)	1999 Equity Incentive Plan, as amended and restated December 11, 2002.

10.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.

10.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.

10.7(6)	Sublease Agreement between Selectica Incorporated and Nuova Systems dated March 6, 2007

10.8(7)	Employment Agreement between the Registrant and Stephen Bennion dated August 9, 2006.

10.9	Employment Agreement between the Registrant and Bill Roeschlein dated September 25, 2006.

10.10	Employment Agreement between the Registrant and Steve Goldner dated September 27, 2006.

10.11	Employment Agreement between the Registrant and Terry Nicholson dated October 9, 2006.

10.12(4)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.

10.13(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.14(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, Dated December 11, 2002.

10.15(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.

10.16(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.

10.17(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.

10.18(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.

10.19(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.

10.20(4)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.

10.21(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.

10.22	Company Compensation Plan for Non Employee Directors dated August 1, 2006.

10.23(8)	Letter Agreement between Registrant and Sanjay Mittal, dated July 21, 2006.

10.24(9)	Separation Agreement between Registrant and Vince Ostrosky dated August 9, 2006.

10.25(5)	1999 Equity Incentive Plan Stock Option Agreement.

10.26(5)	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.27(5)	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.28(5)	Selectica UK Limited Major Account License Agreement dated December 5, 2003.

10.29(5)	Amendment Agreement between MCI WorldCom, Limited and Selectica UK Limited, dated December 23, 2004.

10.30(9)	Notice of Delisting, dated June 19, 2007.

21.1(4)	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.
(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.
(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(5)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(6)	Previously filed in the Company’s report on Form 8-K filed on March 27, 2007.

(7)	Previously filed in the Company’s report on Form 8-K on August 15, 2006.
(8)	Previously filed in the Company’s report on Form 8-K on July 27, 2006.
(9)	Previously filed in the Company’s report on Form 8-K on June 22, 2007.