Form 10-Q
period 2007-06-30
SELECTICA INC
filed 2007-10-03
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of September 15, 2007, was 28,407,299.

FORM 10-Q

SELECTICA, INC.

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2007. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-Q. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

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

Except for the sections that address the restatement, or as otherwise specifically noted in this 2007 Form 10-Q, all of the information in this 2007 Form 10-Q is as of June 30, 2007 and does not reflect events occurring after that date. Accordingly, this 2007 Form 10-Q should be read in conjunction with our periodic filings made with the SEC, including any amendments to those filings, as well as any Current Reports filed on Form 8-K.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2007	March 31, 2007 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,108	$30,165
Short-term investments	25,292	27,285
Accounts receivable, net of allowance for doubtful accounts of $116 and $121, respectively	2,196	1,778
Prepaid expenses and other current assets	1,094	567

Total current assets	55,690	59,795

Property and equipment, net	1,941	1,992
Intangible assets	257	309
Other assets	1,278	531
Long-term investments	29	1,009

Total assets	$59,195	$63,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,495	$3,014
Accrued payroll and related liabilities	1,119	920
Other accrued liabilities	3,441	4,367
Deferred revenues	2,633	2,251

Total current liabilities	8,688	10,552

Other long term liabilities	2,612	3,171

Contingencies (See Note 10)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	299,654	299,476
Deferred compensation	—	—
Accumulated deficit	(219,188)	(216,889)
Accumulated other comprehensive loss	85	(18)
Treasury stock	(32,660)	(32,660)

Total stockholders’ equity	47,895	49,913

Total liabilities and stockholders’ equity	$59,195	$63,636

See accompanying notes.

* Derived from audited consolidated financial statements

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
		(Restated)(1)
Revenues:
License	$1,711	$468
Services	2,630	4,748

Total revenues	4,341	5,216
Cost of revenues:
License	60	115
Services	1,023	2,569

Total cost of revenues	1,083	2,684

Gross profit	3,258	2,532
Operating expenses:
Research and development	1,178	2,102
Sales and marketing	1,925	1,843
General and administrative	1,372	1,856
Restructuring	90	—
Professional fees related to stock option investigation	1,851	—

Total operating expenses	6,415	5,801
Loss from operations	(3,158)	(3,270)
Interest and other income, net	1,065	718

Loss before provision for income taxes	(2,093)	(2,552)
Provision for income taxes	206	29

Net loss	$(2,299)	$(2,581)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,407	31,441

(1)	See Note 3 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
		(Restated)(1)
Operating activities
Net loss	$(2,299)	$(2,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(6)	81
Amortization	52	52
Loss (gain) on disposition of property and equipment	—	(33)
Stock based compensation	178	—
Compensation expenses related to modification of options	—	380
Changes in assets and liabilities:
Accounts receivable (net)	(418)	69
Prepaid expenses and other current assets	(527)	22
Other assets	(747)	(37)
Accounts payable	(1,519)	(594)
Accrued payroll and related liabilities	199	(55)
Other accrued liabilities and long term liabilities	(1,485)	(353)
Deferred revenues	382	1,001

Net cash used in operating activities	(6,190)	(2,047)

Investing activities
Purchase of capital assets	52	(111)
Purchase of short-term investments	(17,235)	(6,752)
Purchase of long term investments	—	—
Proceeds from maturities of short-term investments	19,331	16,763
Proceeds from maturities of long-term investments	980	1,983
Cash paid for acquisition	—	—
Proceeds from disposal of fixed assets	5	33

Net cash provided by investing activities	3,133	11,916
Financing activities
Purchase of treasury stock	—	(3,115)
Proceeds from issuance of common stock	—	148

Net cash provided by financing activities	—	(2,967)

Net increase (decrease) in cash and cash equivalents	(3,057)	6,902
Cash and cash equivalents at beginning of the period	30,165	12,628

Cash and cash equivalents at end of the period	$27,108	$19,530

(1)	See Note 3 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the three months ended June 30, 2007 and 2006 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2007, and the results of operations for the three months ended June 30, 2007 and 2006 and cash flows for the three months ended June 30, 2007 and 2006. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2007 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

2. Summary of Significant Accounting Policies

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2007.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2007	2006
Customer A	24%	25%
Customer B	10%	11%
Customer C	19%	*
Customer D	17%	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30,	March 31,
	2007	2007
Customer A	36%	50%
Customer B	13%	13%
Customer C	*	21%
Customer D	34%	*

*	Customer account was less than 10% of net accounts receivable.

Accumulated and Other Comprehensive Loss

SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s financial statements. Accumulated other comprehensive loss is comprised of net unrealized gains (losses) on available for sale securities of approximately $85,000 and $(18,000) at June 30, 2007 and March 31, 2007, respectively.

The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007	2006
		(Restated)
	(In thousands)
Net loss	$(2,299)	$(2,581)
Change in unrealized gain on securities	103	9

Comprehensive loss	$(2,196)	$(2,572)

Segment Information

The following is a summary of our net sales, costs of sales, gross profit and loss from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Sales Execution:
Revenue	$2,962	$4,812
Cost of Sales	756	2,537

Gross Profit	2,206	2,275
Loss from Operations	(2,700)	(2,068)

Contract Lifecycle Management:
Revenue	1,379	404
Cost of Sales	327	147

Gross Profit	1,052	257
Loss from Operations	(458)	(1,202)

Consolidated
Revenue	4,341	5,216
Cost of Sales	1,083	2,684

Gross Profit	3,258	2,532
Loss from Operations	(3,158)	(3,270)

For the three months ended June 30, 2007, the Company’s total revenues were $4.3 million of which 39% represented license revenues and 61% represented services revenues. For the three months ended June 30, 2006 the Company’s total revenues were $5.2 million of which 9% represented license revenues and 91% represented services revenue.

Revenue from the Sales Execution segment was approximately $2.9 million and $4.8 million for the three months ended June 30, 2007 and 2006 respectively. The revenue reduction of approximately $1.8 million in the Sales Execution Segment was primarily due to fewer installation, maintenance, training and consulting services.

Revenue from the Contract Lifecycle Management segment was approximately $1.4 million and $0.4 million for the three months ended June 30, 2007 and 2006 respectively. The revenue increase of approximately $1.0 million in revenue from Contract Lifecycle Management was due to 75% more customers in fiscal 2007 over 2006. The contract business continued to ramp in 2008 as more dedicated resources were involved in marketing efforts combined with a sales organization focused on the business.

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

3. Concurrent Transaction

In May 2006, the Company entered into a swap contract with Azul, whereby Azul would receive two years of the Company’s on-demand products, Contract Management and Fastraq, installation, training and other services and the Company would receive, in exchange, two high-speed servers and the required power systems. The value of the transaction was $208,454. There was no monetary exchange. The Company utilized its list price to establish the value of the assets received, which included a 5% discount. The Company accounted for this transaction in accordance with APB No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Transactions – an amendment to APB 29”. During the first quarter of fiscal 2007 the Company had received the two servers, but had not placed them into service. The Company does not plan to resell the servers. Azul had not implemented the product nor had any of the negotiated services begun as of June 30, 2006.

The Company placed the servers into service in the second quarter of fiscal 2007, and will depreciate the servers over a period of three years. The Company will recognize the service work when all required elements for revenue recognition are satisfied and will recognize the subscription revenue pro-rata over the 2-year term of the agreement.

The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. The Company recognized approximately $33,000 and $40,000 of revenue for the three months ended June 30, 2007 and 2006, from the value-added reseller respectively.

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

In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005 Dr. Mittal agreed to provide hourly consulting services relating to patent litigation which was settled in February 2006. As a result his consulting agreement terminated. On July 21, 2006 Dr. Mittal resigned as a member of the Board of Directors and agreed to provide hourly consulting services for a period of at least 12 months. Dr. Mittal was paid $15,000 and $3,250 for consulting services for the three months ended June 30, 2007 and 2006 respectively.

5. Stockholders’ Equity

Stock Repurchase

In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. As of June 30, 2007, approximately $13.9 million remains available to be used under this program. The Board also dissolved the previous stock buyback program initiated in May 2003. Pursuant to the plan, the Company expects to repurchase shares in the open market from time to time based on market conditions. During the three months ended June 30, 2007, the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2006, the Company repurchased 1,206,431 shares of its common stock.

6. Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48 which applies to all US GAAP financial statements for public and private enterprises alike and provides a definitive, comprehensive accounting model with prescriptive disclosure requirements related to income tax uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” (“MLTN”) to be sustained by the taxing authority. The Interpretation contains guidance on recognizing, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on April 1, 2007. The Company does not believe the total amount of unrecognized benefit as of June 30, 2007 will increase or decrease significantly in the next twelve months. The Company’s foreign tax returns, including the United States, are subject to routine compliance review by the various tax authorities. The Company accrues for foreign tax contingencies based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company recorded a provision for income taxes of approximately $206,000 and $29,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. The provision relates to state franchise taxes in the U.S. and foreign taxes on interest income in India.

We adopted the provisions of FIN 48 at the beginning of our fiscal year 2008. As a result of the implementation of FIN 48, we recognized no increase in the liability for unrecognized tax benefits, which was fully reserved in previous periods. Upon completing the FIN 48 analysis the Company determined the total amount of unrecognized tax benefits at the date of adoption was approximately $9.6 million. There is approximately $7.0 million of unrecognized tax benefit due to Federal net operating loss set to expire before possible utilization. There is approximately $2.6 million of benefits related to various federal and state research credits which lack sufficient supporting documentation. If these benefits were recognized they would increase our deferred tax assets and lower our effective tax rate.

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

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock option plans and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2007	2006
Risk-free interest rate	N/A	4.82%
Dividend yield	N/A	0.00%
Expected volatility	N/A	53.89%
Expected option life in years	N/A	3.95

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price per share
Outstanding at March 31, 2007	10,227	3,659	$3.39
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	442	(442)	3.71
Options expired	(6)	—	—

Outstanding at June 30, 2007	10,663	3,217	$3.35

The intrinsic value is calculated as the difference between the market value as of June 30, 2007 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2007 was $1.92 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $18,645 of which $0 was related to exercisable options. The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $57,291, of which $56,014 was related to exercisable options.

Due to the ongoing stock investigation there were no stock options or awards issued during the quarter.

The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price Per Share
$ 1.68 — $ 2.42	691,000	9.21	400,000	$2.34
$ 2.45 — $ 2.50	668,000	9.19	105,208	2.46
$ 2.52 — $ 3.13	665,613	5.50	581,160	2.72
$ 3.17 — $ 3.63	645,708	6.33	446,312	3.39
$ 3.70 — $ 63.48	546,476	2.74	537,369	6.54

$ 1.68 — $ 63.48	3,216,797	6.76	2,070,049	$3.77

The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended June 30,
	2007	2006
Weighted average options with strike price below FMV	83,500	1,416,229
Weighted average options with strike price at FMV	—	—
Weighted average options with strike price above FMV	3,133,297	4,924,101

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation cost in connection with the ESPP for the three months ended June 30, 2007 was $8,902. The compensation expense in connection with the ESPP for the three months ended June 30, 2006 was $51,573. During the three months ended June 30, 2007, there were no shares issued under the ESPP due to the ongoing stock option investigation. During the three months ended June 30, 2006, there were 18,289 shares issued under the ESPP at a weighted average purchase price of $2.30 per share.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,
	2007	2006
Risk-free interest rate	4.64%	3.61%
Dividend yield	0.00%	0.00%
Expected volatility	55.10%	61.29%
Expected life in years	1.25	1.16

During the three months ended June 30, 2007, the Company granted no stock options. The weighted average remaining contractual term of all options exercisable at June 30, 2007 is 6.8 years. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	3,133	4,924
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	84	1,416

Total common stock equivalents excluded from diluted net loss per common share	3,217	6,340

10. Litigation

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

11. Restructuring

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2007, 2006 and for the quarter ended June 30, 2007 were, respectively (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2006	—	—	—

Additional accruals — Plan 6	488	6,392	6,880
Amounts paid in cash — Plan 6	(385)	(652)	(1,037)

Balance, March 31, 2007	103	5,740	5,843
Additional accruals — Plan 6	—	(400)	(400)
Amounts paid in cash — Plan 6	(85)	(1,209)	(1,294)

Balance, June 30, 2007	18	4,131	4,149

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

During the fiscal year 2007, the Company continued with cost reduction efforts under Plan 6. On December 31, 2006 the company relocated the corporate headquarters to a smaller facility. As a result of the relocation the company recorded a one time charge of approximately $6.0 million, consisting principally of net present value of remaining lease payments estimated at $5.3 million in addition to a remaining net book value of leasehold improvements on the old facility of approximately $0.6 million. In addition, the company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits, of which $165,000 was included in research and development expense, $52,000 included in cost of revenues, $120,000 in general and administrative expense and $48,000 in sales and marketing expense.

The company also elected to cease operation in the United Kingdom as of March 31, 2007. This resulted in headcount reductions of three people along with approximately $0.1 million in costs.

12. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

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

Quarterly Financial Overview

Independent Directors Stock Option Investigation

In November 2006, Selectica’s Board of Directors formed a Special Committee to conduct a voluntarily review of its historical stock option grants. The Special Committee retained independent legal counsel and independent forensic and technical specialists to assist in the investigation. The investigation covered option grants made to all employees, directors and consultants during the period from January 2000 through November 2006. The Special Committee found instances wherein incorrect measurement dates were used to account for certain option grants. Due to this investigation the Company was not able to file its Form 10-Q for the first fiscal quarter by the filing deadline. We incurred approximately $2.5 million in additional professional fees related to legal, audit and consulting fees during the quarter ended June 30, 2007.

For the three months ended June 30, 2007, our revenues were approximately $4.3 million with license revenues representing 39% and services revenues representing 61% of total revenues. In addition, approximately 70% of our quarterly revenue came from four customers. License margins for the quarter were 96% and services margins were 61%. Net loss for the quarter was approximately $2.3 million or $0.08 per share. For the three months ended June 30, 2006, our revenues were approximately $5.2 million with license revenues representing 9% and services revenues representing 91% of total revenues. In addition, approximately 36% of our quarterly revenue came from two customers. License margins for the quarter were 75% and services margins were 46%. Net loss for the quarter was approximately $2.6 million or $0.08 per share.

Our bookings in Contract Management increased in comparison to the prior quarter. In addition, we will need to continue to increase our level of overall bookings on a quarterly basis in order to increase our reported revenues. We may reduce quarterly operating expense levels depending on the level of bookings achieved.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2007.

The following table shows how our revenues have been recognized:

	Three Months Ended June 30,
As a Percentage of Total Revenues:	2007	2006
Contract accounting	80%	73%
Residual method	—	—
Subscription method (includes maintenance)	20%	27%

Total revenues	100%	100%

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

In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005 Dr. Mittal agreed to provide hourly consulting services relating to patent litigation which was settled in February 2006. As a result his consulting agreement terminated. On July 21, 2006 Dr. Mittal resigned as a member of the Board of Directors and agreed to provide hourly consulting services for a period of at least 12 months. Dr. Mittal was paid $15,000 and $3,250 for consulting services for the three months ended June 30, 2007 and 2006 respectively.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2007	2006
Customer A	24%	25%
Customer B	10%	11%
Customer C	19%	*
Customer D	17%	*

*	Customer account was less than 10% of total revenues.

To date, we have foreign activities in India, Canada and some European countries because we believe international markets represent an avenue for growth. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

We have incurred significant losses since inception and, as of June 30, 2007, we had an accumulated deficit of approximately $219.1 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and did so again during the fiscal years of 2007 and 2006.

In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history has been volatile and makes it difficult to forecast future operating results. This was evidenced by the decline in revenue in fiscal 2007 and 2006.

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

Results of Operations:

Revenues

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands except percentages)
License	$1,711	$468	$1,243
Percentage of total revenues	39%	9%	266%
Services	$2,630	$4,748	$(2,118)
Percentage of total revenues	61%	91%	(45)%
Total revenues	$4,341	$5,216	$(875)

License. For the three months ending June 30, 2007, license revenues increased on a quarterly basis by approximately $1.2 million compared to the three months ending June 30, 2006. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the three months ending June 30, 2007, services revenues decreased compared to the period ending June 30, 2006. The decrease primarily related to fewer service opportunities provided by new license agreements as bookings of license agreements during fiscal 2007 continued to decline, offset by our clients’ demand for additional services to expand their initial customized application and revenue generated by our on-demand offerings. Maintenance revenues represented 61% and 39% of total services revenues for the three months ended June 30, 2007 and June 30, 2006, respectively.

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

Cost of revenues

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except percentages)
Cost of license revenues	$60	$115	$(55)
Percentage of license revenues	4%	25%	(48)%

Cost of services revenues	$1,023	$2,569	$(1,546)
Percentage of services revenues	39%	54%	(60)%

Cost of License Revenues. The cost of license revenues consists of a nominal allocation of research and development fees, royalty fees associated with third-party software, and data transmission costs. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.

Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three months ended June 30, 2007, these costs decreased 60% compared to the same period in 2006 primarily due to a decrease in salaries and facilities expense. We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended June 30,
	2007	2006
License	96%	75%
Services	61%	46%

Gross Margin — Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. License margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix. Due to significantly lower license revenues to offset the fixed license costs, we experienced lower license gross margins during the three months ended June 30, 2007 compared to the three months ending June 30, 2006.

Gross Margin — Services. During the three months ended June 30, 2007, revenues from services decreased by approximately $2.1 million and gross margin increased to 61%. While services revenues decreased, we were able to decrease our costs correspondingly in order to improve the services margin compared to the three months ended June 30, 2006.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except percentages)
Research and development	$1,178	$2,102	$(924)
Percentage of total revenues	27%	40%	(44)%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $924,000 in research and development expenses during the three months ending June 30, 2007 compared to the three months June 30, 2006 was primarily attributable to a staff reduction and decreases in costs for facilities, overhead and benefits. Headcount reductions lowered salaries and benefits by approximately $500,000. We may reduce expenses in research and development in absolute dollars over the current year as necessary to balance total expenses.

Sales and Marketing

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except percentages)
Sales and marketing	$1,925	$1,843	$82
Percentage of total revenues	44%	35%	4%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended June 30, 2007, sales and marketing expenses increased slightly over to the same period in 2006. The increase is due to increase in headcount and efforts focused on the new CLM business. We may increase our sales and marketing expenses in absolute dollars over the next year as necessary to continue the business expansion.

General and Administrative

	Three Months Ended June 30,
	2007	2006	Change
	(in thousands, except percentages)
General and administrative	$1,372	$1,856	$(484)
Percentage of total revenues	32%	36%	(26)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decrease of approximately $484,000 in general and administrative expense during the three months ending June 30, 2007 compared to the three months ended June 30, 2006. We continue efforts to reduce our cost structure, particularly general and administrative expenses.

Interest and Other Income, Net

Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three months ended June 30, 2007 and June 30, 2006, interest income totaled approximately $1.1 million and $0.7 million, respectively. The increase was due primarily to higher interest rates on our cash and investments balances.

Provision for Income Taxes

During the three months ended June 30, 2007 and June 30, 2006, we recorded income tax provisions of approximately $206,000 and $29,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.

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

Liquidity and Capital Resources

	June 30, 2007	March 31, 2007	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$52,400	$57,450	(9)%
Working capital	$47,002	$49,243	(5)%

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(6,190)	$(2,047)
Net cash provided by investing activities	$3,133	$11,916
Net cash used in financing activities	—	$(2,967)

Our primary sources of liquidity consisted of approximately $52.4 million in cash, cash equivalents and short-term investments as of June 30, 2007 compared to approximately $57 million in cash, cash equivalents and short-term investments as of March 31, 2007. During the three months ending June 30, 2007, the decrease in cash and cash equivalents was primarily related to approximately $6.2 million of cash used in operations offset by net purchases of short and long-term investments and purchase of assets of approximately $3.1 million. During the three months ending June 30, 2006, the increase in cash and cash equivalents was primarily related to approximately $2.4 million of cash used in operations, approximately $3.1 million of cash used to repurchase our stock offset by cash provided by purchases of short and long-term investments of approximately $12.0 million. We experienced a net decrease in working capital at June 30, 2007 as compared to March 31, 2007 primarily due to the cash used in operations.

The net cash provided by investing activities for the three months ending June 30, 2007 was due primarily to approximately $3.1 million of net maturity of available-for-sale investments as compared to approximately $12.0 million of net purchases of available-for-sale investments for the three months ending June 30, 2006.

The net cash used in financing activities for the three months ended June 30, 2006, was primarily due to the stock repurchased by us for approximately $3.1 million, offset by issuance of common stock through the exercise of options and employee stock purchase plans for approximately $0.5 million.

We had no significant commitments for capital expenditures as of June 30, 2007. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of June 30, 2007 are adequate to fund our operations through at least the next twelve months.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments at June 30, 2007, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating Leases	$6,965	$2,166	$4,799	$—	$—
Sublease Income	$(1,397)	$(120)	$(1,277)	$—	$—
Net Lease Payments	$5,568	$2,046	$3,522	$—	$—

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of June 30, 2007, the effects of the foreign currency fluctuations in Europe and India were insignificant.

We have adopted a new stock repurchase program, which authorizes us to pay up to approximately $25.0 million. Approximately $13.9 million remains available to be used under this program at June 30, 2007.

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

During the three months ending June 30, 2007, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $31,000 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2007. During the three months ending June 30, 2006, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $49,000 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2006.

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

The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2007 through the fiscal years ending:

	2008	2009	2010	2011	Total
	(in thousands)
Investment CD	$3,676	$29	—	—	$3,705
Weighted Average yield	8.33%	7.5%	—	—	8.33%
Commercial Paper	8,940	—	—	—	8,940
Weighted Average yield	5.24%	—	—	—	5.24%
Auction rate securities	3,800	—	—	—	3,800
Weighted Average yield	0.05%	—	—	—	0.05%
Corporate notes & bonds	5,881	—	—	—	5,881
Weighted Average yield	5.27%	—	—	—	5.27%
Government agencies	2,994	—	—	—	2,994
Weighted Average yield	5.27%	—	—	—	5.27%

Total investments	$25,292	$29	—	—	$25,321

ITEM 4:	CONTROLS AND PROCEDURES

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

Planned Remediation

In August 2007, our management discussed the material weaknesses described above with our audit committee. We are implementing corrective actions that we believe will remediate the material weakness, however a material weakness may not be considered fully remediated until the instituted controls are operational for a period of time and have been tested by management.

Because of the insufficient controls described in the preceding paragraphs, we concluded that our internal controls over financial reporting were not effective as of June 30, 2007. While management implemented new controls in the last fiscal year, we maintained our assessment as of June 30, 2007 because we did not have sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to assess the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses identified in fiscal 2005 and the material weakness identified in fiscal 2006 and fiscal 2007. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. The complaint seeks money damages with pre- and post-judgment interest, costs, treble damages for the willful infringement, attorneys’ fees and a permanent injunction to prevent the Company from infringing the Versata Patents in the future, as well as any other relief to which Versata may be entitled. The Company has filed an answer denying infringement and has alleged that the Versata Patents are invalid and unenforceable. The parties have not yet begun discovery in the case, and the Company is unable to predict the outcome of the litigation. See “Risk Factors.”

Other

In the future we may be subject to other lawsuits, including claims relating to intellectual property matters or securities laws. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business. If successful against us, we could be liable for large damage awards and, in the case of patent litigation, subject to injunctions that significant harm our business.

ITEM 1A:	RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2007, actual results could differ materially from those projected in any forward-looking statements.

We have a history of losses and expect to continue to incur net losses in the near-term.

We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $2.3 million and $2.6 million for the three months ended June 30, 2007 and June 30, 2006, respectively. We have an accumulated deficit of approximately $219.1 million as of June 30, 2007. We plan to reduce our investment in research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year as necessary to balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 72% and 59% of our revenues for the three months ended June 30, 2007 and June 30, 2006, respectively, and our ten largest customers accounted for approximately 81% and 76% of our revenues for the three months ended June 30, 2007 and June 30, 2006, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

	Three Months Ended June 30,
	2007	2006
Customer A	24%	25%
Customer B	10%	11%
Customer C	19%	*
Customer D	17%	*

*	Customer account was less than 10% of total revenues.

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

Services revenues, which generated 61% and 91% of our revenues during the three months ended June 30, 2007 and June 30, 2006, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. During the three months ended June 30, 2007 and June 30, 2006, respectively, gross margins percentages for services revenues and license revenues are as follows:

	Three Months Ended June 30,
	2007	2006
License	96%	75%
Services	61%	46%

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

We conduct development, quality assurance and professional services operations in India. As of June 30, 2007 we employed 59 persons in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

We conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2007, we had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. This significant deficiency is believed to be a material weakness and arose from a lack of review controls.

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

(c) Issuer Purchases of Equity Securities.

Due to the voluntary stock option investigation there were no purchases of our common stock made during the three months ended June 30, 2007 by us or any “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3) under the Exchange Act.

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