Form 10-Q
period 2007-09-30
SELECTICA INC
filed 2007-11-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 1, 2007, was 28,407,299.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2007	March 31, 2007 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,949	$30,165
Short-term investments	35,883	27,285
Accounts receivable, net of allowance for doubtful accounts of $18 and $116, respectively	2,000	1,778
Prepaid expenses and other current assets	823	567

Total current assets	54,655	59,795
Property and equipment, net	1,934	1,992
Intangible assets	205	309
Other assets	643	531
Long-term investments	—	1,009

Total assets	$57,437	$63,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,229	$3,014
Accrued payroll and related liabilities	916	920
Other accrued liabilities	14,495	4,367
Deferred revenues	2,244	2,251

Total current liabilities	19,884	10,552

Other long term liabilities	7,377	3,171

Contingencies (See Note 9)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	299,822	299,476
Accumulated deficit	(236,996)	(216,889)
Accumulated other comprehensive income (loss)	6	(18)
Treasury stock	(32,660)	(32,660)

Total stockholders’ equity	30,176	49,913

Total liabilities and stockholders’ equity	$57,437	$63,636

See accompanying notes.

*	Derived from audited consolidated financial statements

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
License	$1,091	$293	$2,802	$761
Services	2,891	2,703	5,521	7,451

Total revenues	3,982	2,996	8,323	8,212
Cost of revenues:
License	53	865	112	980
Services	885	1,874	1,903	4,443

Total cost of revenues	938	2,739	2,015	5,423

Gross profit	3,044	257	6,308	2,789
Operating expenses:
Research and development	1,139	2,149	2,317	4,251
Sales and marketing	1,136	1,779	3,061	3,662
General and administrative	1,360	2,599	2,738	4,455
Legal settlement	16,118	—	16,118	—
Restructuring	572	—	662	—
Professional fees related to stock option investigation	1,297	—	3,148	—

Total operating expenses	21,622	6,527	28,039	12,328

Loss from operations	(18,578)	(6,270)	(21,736)	(9,539)
Interest and other income, net	800	882	1,868	1,600

Loss before provision for income taxes	(17,778)	(5,388)	(19,868)	(7,939)
Provision for income taxes	38	35	244	64

Net loss	$(17,816)	$(5,423)	$(20,112)	$(8,003)

Basic and diluted net loss per share	$(0.63)	$(0.18)	$(0.71)	$(0.26)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,407	30,552	28,407	30,997

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(20,112)	$(8,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	228	285
Amortization	104	104
(Gain) on disposition of property and equipment	(90)	(33)
Stock based compensation	346	888
Changes in assets and liabilities:
Accounts receivable (net)	(222)	1,558
Prepaid expenses and other current assets	(256)	823
Other assets	(112)	(52)
Accounts payable	(785)	(919)
Accrued payroll and related liabilities	(4)	(170)
Other accrued liabilities and long term liabilities	14,334	(79)
Deferred revenues	(7)	903

Net cash used in operating activities	(6,576)	(4,695)

Investing activities
Purchase of capital assets	(81)	(207)
Purchase of short-term investments	(44,186)	(16,624)
Purchase of long term investments	—	(168)
Proceeds from maturities of short-term investments	35,612	30,022
Proceeds from maturities of long-term investments	1,009	—
Proceeds from disposal of fixed assets	6	33

Net cash provided by / used in investing activities	(7,640)	13,056

Financing activities
Purchase of treasury stock	—	(4,397)
Proceeds from issuance of common stock	—	148

Net cash provided by financing activities	—	(4,249)

Net increase (decrease) in cash and cash equivalents	(14,216)	4,112
Cash and cash equivalents at beginning of the period	30,165	12,628

Cash and cash equivalents at end of the period	$15,949	$16,740

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the three months ended September 30, 2007 and 2006 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2007, and the results of operations for the three months ended September 30, 2007 and 2006 and cash flows for the three months ended September 30, 2007 and 2006. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2007 has been derived from the audited consolidated financial statements at that date.

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Customer A	45%	40%	28%	31%
Customer B	*	*	10%	*
Customer C	11%	13%	10%	12%
Customer D	*	16%	*	11%

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	September 30, 2007	March 31, 2007
Customer A	52%	50%
Customer B	12%	13%
Customer C	11%	21%

*	Customer account was less than 10% of net accounts receivable.

Accumulated and Other Comprehensive Loss

SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s financial statements. Accumulated other comprehensive loss is comprised of net unrealized gains (losses) on available for sale securities of approximately $6,000 and $(18,000) at September 30, 2007 and March 31, 2007, respectively.

The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(17,816)	$(5,423)	$(20,112)	$(8,003)
Change in unrealized gain on securities	(79)	78	24	87

Comprehensive loss	$(17,895)	$(5,345)	$(20,088)	$(7,916)

Segment Information

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is our President and Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

We report the financial results of the following operating segments:

•	Sales Configuration Solutions. Software includes configurator and pricer solutions.

•	Contract Management Solutions. Software consists of contract management solutions.

We have sales and marketing, engineering, finance, and administration groups. We generally allocate the expenses of these groups to the operating segments and are included in the operating results reported below.

We do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We do not allocate stock option investigation fees, litigation settlement costs, restructuring, interest and other income, interest expense, or taxes to operating segments.

The following is a summary of our net sales, costs of sales, gross profit and loss from operations by product and consolidated total for the periods presented below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Sales Configuration Solutions:
Revenue	$3,054	$2,706	$6,016	$7,518
Cost of Sales	567	2,572	1,246	5,084

Gross Profit	2,487	134	4,770	2,434
Income (loss) from Operations	1,369	(3,729)	2,262	(4,932)
Contract Management Solutions:
Revenue	928	290	2,307	694
Cost of Sales	371	167	769	334

Gross Profit	557	123	1,538	360
Loss from Operations	(1,618)	(2,541)	(3,727)	(4,625)
Consolidated
Revenue	3,982	2,996	8,323	8,212
Cost of Sales	938	2,739	2,015	5,418

Gross Profit	3,044	257	6,308	2,794
Loss from Operations	(249)	(6,270)	(1,465)	(9,557)

3. Concurrent Transaction

In May 2006, the Company entered into an exchange contract with Azul, whereby Azul would receive two years of the Company’s on-demand products, Contract Management and Fastraq, installation, training and other services and the Company would receive, in exchange, two high-speed servers and the required power systems. The value of the transaction was $208,454. There was no monetary exchange. The Company utilized its list price to establish the value of the assets received, which included a 5% discount. The Company accounted for this transaction in accordance with APB No. 29, “Accounting for Nonmonetary Transactions” and SFAS No. 153, “Exchanges of Nonmonetary Transactions – an amendment to APB 29”. During the first quarter of fiscal 2007 the Company had received the two servers, but had not placed them into service. The Company does not plan to resell the servers. Azul had not implemented the product nor had any of the negotiated services begun as of September 30, 2006.

The Company placed the servers into service in the second quarter of fiscal 2007, and will depreciate the servers over a period of three years. The Company will recognize the service work when all required elements for revenue recognition are satisfied and will recognize the subscription revenue pro-rata over the 2-year term of the agreement.

The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. The Company recognized approximately $19,000 and $14,000 of revenue for the six months ended September 30, 2007 and 2006, from the value-added reseller respectively.

4. Related Party Transaction

In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service. In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005 Dr. Mittal agreed to provide hourly consulting services relating to patent litigation which was settled in February 2006. As a result his consulting agreement terminated. On July 21, 2006 Dr. Mittal resigned as a member of the Board of Directors and agreed to provide hourly consulting services for a period of at least 12 months. Dr. Mittal was paid $15,000 and $25,000 for consulting services for the three and six months ended September 30, 2007 and $15,000 for the three and six months ended September 30, 2006.

5. Stockholders’ Equity

Stock Repurchase

In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. As of September 30, 2007, approximately $13.9 million remains available to be used under this program. The Board also dissolved the previous stock buyback program initiated in May 2003. Pursuant to the plan, the Company expects to repurchase shares in the open market from time to time based on market conditions. During the three months ended September 30, 2007, the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2006, the Company repurchased 1,206,431 shares of its common stock.

6. Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FIN 48 which applies to all US GAAP financial statements for public and private enterprises alike and provides a definitive, comprehensive accounting model with prescriptive disclosure requirements related to income tax uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” (“MLTN”) to be sustained by the taxing authority. The interpretation contains guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on April 1, 2007. The Company does not believe the total amount of unrecognized benefit as of September 30, 2007 will increase or decrease significantly in the next twelve months. The Company’s foreign tax returns, including the United States, are subject to routine compliance review by the various tax authorities. The Company accrues for foreign tax contingencies based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company recorded a provision for income taxes of approximately $38,000 and $35,000 for the three months ended September 30, 2007 and September 30, 2006, respectively. The company recorded a provisions for income taxes of approximately $244,000 and $64,000 for the six months ended September 30, 2007 and September 30, 2006, respectively. The provision relates to state franchise taxes in the U.S. and foreign taxes on interest income in India.

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

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended September 30,
	2007	2006
Risk-free interest rate	N/A	4.61%
Dividend yield	N/A	0.00%
Expected volatility	N/A	39.98%
Expected option life in years	N/A	3.23

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares available for grant (in thousands)	Options Outstanding
		Number of shares	Weighted-average exercise price per share
Outstanding at June 30, 2007	10,663	3,216,797	$3.35
Options granted	—	—	—
Options exercised	—	—	—
Options cancelled	371	(370,639)	4.88
Plan shares expired	(18)	—	2.76

Outstanding at September 30, 2007	11,016	2,846,158	$3.20

The intrinsic value is calculated as the difference between the market value as of September 30, 2007 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2007 was $1.75 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at September 30, 2007 was $4,485 of which $0 was related to exercisable options. The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $60,087 of which $55,382 was related to exercisable options.

Due to the ongoing stock investigation there were no stock options or awards issued during the quarter or six months ended September 30, 2007.

The options outstanding and exercisable at September 30, 2007 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price Per Share
$ 1.68 — $ 2.42	691,000	4.10	437,500	$2.35
$ 2.45 — $ 2.47	614,000	8.99	146,603	2.46
$ 2.50 — $ 2.85	629,000	2.07	534,352	2.68
$ 3.01 — $ 3.40	572,444	3.75	374,661	3.32
$ 3.44 — $ 63.48	339,714	4.00	335,450	5.34

$ 1.68 — $ 63.48	2,846,158	4.62	1,828,566	$3.20

The following table summarizes the Company’s outstanding weighted average options for the indicated period:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Weighted average options with strike price below FMV	25,000	1,079,238	83,500	1,433,988
Weighted average options with strike price at FMV	—	—	—	—
Weighted average options with strike price above FMV	2,821,158	4,623,658	2,762,158	4,268,908

The weighted average remaining contractual term of all options outstanding at September 30, 2007 is 4.6 years. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three and six months ended September 30, 2007 was $6,003 and $14,905 respectively. The compensation expense in connection with the ESPP for the three and six months ended September 30, 2006 was $56,403 and $107,976. During the three and six months ended September 30, 2007, there were no shares issued under the ESPP due to the ongoing stock option investigation. During the three months ended September 30, 2006, there were 18,289 shares issued under the ESPP at a weighted average purchase price of $2.30 per share.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Six Months Ended September 30,
	2007	2006
Risk-free interest rate	4.64%	3.61%
Dividend yield	0.00%	0.00%
Expected volatility	55.10%	61.29%
Expected life in years	1.25	1.16
Weighted average fair value at grant date	$1.16	$1.37

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	2,821	4,624	2,762	4,269
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	25	1,079	84	1,434

Total common stock equivalents excluded from diluted net loss per common share	2,846	5,703	2,846	5,703

9. Litigation and Contingencies

Selectica is involved in lawsuits, claims and proceedings which arise in the ordinary course of business. In accordance with SFAS No. 5 “Accounting for Contingencies,” Selectica records a provision for a liability when management believes that it is both probable that a liability has been incurred and Selectica can reasonably estimate the amount of the loss. On October 9, 2007 Selectica Inc. and Versata Software Inc.reached a settlement of a patent lawsuit. Selectica paid Versata $10 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from the Company’s Configuration, Pricing or Quoting (CPQ or Sales Execution Segment) products and services and a 50% revenue share of CPQ revenue from new Company CPQ customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. The Company agreed that its quarterly payments will be the greater of the sum calculated by the percentages of CPQ revenues or $200,000. Selectica believes it has adequate provisions for such matters. This one time charge reduced earnings per share by $0.57 for both the three and six months ending September 30, 2007.

On October 23, 2007 Selectica and Stephen Bennion, Vice President and General Manager of the Company’s Sales Configuration Business entered into a Separation Arrangement. Pursuant to the terms of the Separation Agreement, Mr. Bennion was placed on a paid leave of absence October 5, 2007 through December 27, 2007, at which time Mr. Bennion’s employment with the Company will terminate. Under the Separation Agreement, on December 27, 2007 Mr. Bennion will receive a payment of $50,000 representing his target bonus for fiscal 2008, and will continue to receive payments equal to his base salary and health insurance premiums for himself and his dependents for a period ending not later than August 21, 2008. The Company estimates this one time charge will impact future earnings by approximately $292,000 in the third quarter related to this separation agreement.

10. Restructuring

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2007, 2006 and for the six months ended September 30, 2007 were, respectively (in thousands):

	Severance and Benefits	Excess Facilities and other	Total
Balance, March 31, 2006	$—	$—	$—

Additional accruals — Plan	488	6,392	6,880
Amounts paid in cash — Plan	(385)	(652)	(1,037)

Balance, March 31, 2007	103	5,740	5,843
Additional accruals — Plan		235	235
Amounts paid in cash — Plan	(85)	(1,607)	(1,692)
Sublease loan		(624)	(624)

Net balance, September 30, 2007	$18	$3,744	$3,762

During the fiscal year 2007, the Company continued with cost reduction efforts under a restructuring plan. On December 31, 2006 the company relocated the corporate headquarters to a smaller facility. As a result of the relocation the company recorded a one time charge of approximately $6.0 million, consisting principally of net present value of remaining lease payments estimated at $5.3 million in addition to a remaining net book value of leasehold improvements on the old facility of approximately $0.6 million. In addition, the company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits, of which $165,000 was included in research and development expense, $52,000 included in cost of revenues, $120,000 in general and administrative expense and $48,000 in sales and marketing expense.

The company also elected to cease operations in the United Kingdom as of March 31, 2007. This resulted in headcount reductions of three people along with approximately $0.1 million in costs. In an effort to reduce operating expenses the company announced the closure of the India office during the second quarter. The company expects to complete the closure by December 31, 2007. The company incurred minimal restructuring charges, primarily employee severance costs.

11. Recent Accounting Pronouncements

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

Overview

We are a leading provider of sales configuration and contract management software used by companies to manage the contracting process for their products and services. Historically, our solutions have been successfully implemented at a number of companies such as IBM, Cisco Systems, Dell, Rockwell and GE Healthcare. However, these types of large system sales have declined significantly in recent years as the market has shifted toward smaller scale, more focused system implementations and away from the large, custom project implementations that we have historically provided.

In response to this shift, we began focusing more internal resources on the contract management market, beginning with the acquisition of certain assets of Determine Software in May 2005. Our contract management products extend our business model by permitting us to offer a broader range of on-premise or hosted solutions for our customers. These products are targeted at small to large businesses interested in using application software to manage configurable product and service offerings, though automated pricing management, contract management, and compliance. We expect sales of our contract management products to account for an increasing percentage of overall sales in the future. In response to these business developments, we reduced our operating costs through the reduction of personnel and other costs.

Quarterly Financial Overview

Independent Directors Stock Option Investigation

In November 2006, Selectica’s Board of Directors formed a Special Committee to conduct a voluntarily review of its historical stock option grants. The Special Committee retained independent legal counsel and independent forensic and technical specialists to assist in the investigation. The investigation covered option grants made to all employees, directors and consultants during the period from January 2000 through November 2006. The Special Committee found instances wherein incorrect measurement dates were used to account for certain option grants. Due to this investigation the Company was not able to file its Form 10-Q for the first quarter of fiscal 2008 by the filing deadline. We incurred approximately $1.3 million in additional professional fees related to legal, audit and consulting fees during the quarter ended September 30, 2007.

For the three months ended September 30, 2007, our revenues were approximately $4.0 million with license revenues representing 27% and services revenues representing 73% of total revenues. In addition, approximately 54% of our quarterly revenue came from two customers. License margins for the quarter were 95% and services margins were 69%. Net loss for the quarter was approximately $17.8 million or $0.63 per share. Net loss for the quarter excluding the Versata litigation settlement was $1.7 million or $0.06 per share. For the three months ended September 30, 2006, our revenues were approximately $3.0 million with license revenues representing 10% and services revenues representing 90% of total revenues. In addition, approximately 69% of our quarterly revenue came from three customers. License margins for the quarter were (195)% and services margins were 31%. Net loss for the quarter was approximately $5.4 million or $0.18 per share.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2007.

The following table shows how our revenues have been recognized:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
As a Percentage of Total Revenues:
Contract accounting	41%	56%	39%	63%
Residual method	—	—	—	—
Subscription method (includes maintenance)	59%	44%	61%	37%

Total revenues	100%	100%	100%	100%

Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenues. The majority of our contracts have been accounted for on the completed contract method upon achievement of milestones or final acceptance from the customer.

Related Party Transaction and Severance Agreement

In connection with the resignation of Dr. Sanjay Mittal, Chief Executive Officer, the Company agreed to have him continue as Chief Technical Advisor (“CTA”). Pursuant to this arrangement, Dr. Mittal received $20,000 per month for his services and this arrangement would continue until either party terminated the CTA service. In March 2005, Dr. Mittal’s role as CTA was terminated and he received a lump-sum severance payment of $412,500 in addition to the amount paid for outside services. In July 2005 Dr. Mittal agreed to provide hourly consulting services relating to patent litigation which was settled in February 2006. As a result his consulting agreement terminated. On July 21, 2006 Dr. Mittal resigned as a member of the Board of Directors and agreed to provide hourly consulting services for a period of at least 12 months. Dr. Mittal was paid $15,000 and $25,000 for consulting services for the three and six months ended September 30, 2007 and $15,000 for the three and six months ended September 30, 2006.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Customer A	45%	40%	28%	31%
Customer B	*	*	10%	*
Customer C	11%	13%	10%	12%
Customer D	*	16%	*	11%
Customer E	*	*	*	*

*	Customer account was less than 10% of total revenues.

To date, we have foreign activities in India, Canada and some European countries because we believe international markets represent an avenue for growth. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

We have incurred significant losses since inception and, as of September 30, 2007, we had an accumulated deficit of approximately $237 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and did so again during the fiscal years of 2007 and 2006.

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

Results of Operations:

Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
License	$1,091	$293	$798	$2,802	$761	$2,041
Percentage of total revenues	27%	10%	272%	34%	9%	268%
Services	2,891	2,703	188	5,521	7,451	(1,930)
Percentage of total revenues	73%	90%	7%	66%	91%	(26)%
Total revenues	$3,982	$2,996	$986	$8,323	$8,212	$111

License. For the three and six months ending September 30, 2007, license revenues increased by approximately $0.8 and $2.0 million respectively compared to the three and six months ending September 30, 2006. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the six months ending September 30, 2007, services revenues decreased compared to the period ending September 30, 2006. The decrease primarily related to fewer service opportunities provided by new license agreements as bookings of license agreements during fiscal 2007 continued to decline, offset by our clients’ demand for additional services to expand their initial customized application and revenue generated by our on-demand offerings. Maintenance revenues represented 62% and 57% of total services revenues for the three months ended September 30, 2007 and September 30, 2006, respectively. Maintenance revenues represented 63% and 43% of total services revenues for the six months ended September 30, 2007 and September 30, 2006, respectively.

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

Cost of revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
Cost of license revenues	$53	$865	$(812)	$112	$980	$(868)

Percentage of license revenues	5%	295%	-94%	4%	129%	89%
Cost of services revenues	$885	$1,874	$(989)	$1,903	$4,443	$(2,540)

Percentage of services revenues	31%	69%	-53%	34%	60%	-57%

Cost of License Revenues. The cost of license revenues consists of a nominal allocation of research and development fees, royalty fees associated with third-party software, and data transmission costs. During the three and six months ended September 30, 2007 the approximate decrease of $0.8 million and $0.9 million respectively is due to a $600,000 write off in September 30, 2006 of prepaid royalties to a reseller. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.

Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three and six months ended September 30, 2007, these costs decreased 53% and 57% respectively compared to the same period in 2006 primarily due to a decrease in salaries and facilities expense. We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
License	95%	-195%	96%	-29%
Services	69%	31%	66%	40%

Gross Margin — Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. License margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix. Due to significantly higher license revenues to offset the fixed license costs, we experienced higher license gross margins during the three and six months ended September 30, 2007 compared to the three and six months ending September 30, 2006.

Gross Margin — Services. During the three and six months ended September 30, 2007, revenues from services increased by approximately $0.2 million and decreased by approximately $1.9 million respectively. Gross margin increased to 69% and 66% for the three and six months ended September 30, 2007. While services revenues decreased, we were able to decrease our costs correspondingly in order to improve the services margin compared to the three and six months ended September 30, 2006.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
Research and development	$1,139	$2,149	$(1,010)	$2,317	$4,251	$(1,934)

Percentage of total revenues	28%	72%	-47%	28%	52%	-45%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $1.0 and $1.9 million in research and development expenses during the three and six months ending September 30, 2007 respectively compared to the three months September 30, 2006 was primarily attributable to a staff reduction and decreases in costs for facilities, overhead and benefits.

Sales and Marketing

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
Sales and marketing	$1,136	$1,779	$(643)	$3,061	$3,622	$(561)

Percentage of total revenues	28%	59%	-36%	37%	44%	-15%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The decrease of approximately $0.6 for the three and six months ended September 30, 2007 in sales and marketing expenses over the same period in 2006 is due to a staff reduction and lower facilities costs.

General and Administrative

	Three Months Ended September 30,			Six Months Ended September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
General and administrative	$1,360	$2,599	$(1,239)	$2,738	$4,455	$(1,717)

Percentage of total revenues	34%	87%	-48%	33%	54%	-39%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decrease of approximately $1.2 and $1.7 million in general and administrative expense during the three and six months ending September 30, 2007 over the same period in 2006 is primarily due to lower facilities costs. We continue efforts to reduce our cost structure, particularly general and administrative expenses.

Interest and Other Income, Net

Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and six months ended September 30, 2007 interest income totaled approximately $0.8 million and $1.9 million respectively. Interest income has remained relatively consistent with prior year as a result of drawing invested cash balances offset by higher interest rates.

Provision for Income Taxes

During the three and six months ended September 30, 2007 we recorded income tax provisions of approximately $38,000 and $244,000 compared to $35,000 and $64,000 for the same periods in 2006, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.

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

Liquidity and Capital Resources

	September 30, 2007	March 31, 2007	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$51,832	$57,450	(10)%
Working capital	$34,771	$49,243	(29)%

	Six Months Ended September 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(6,576)	$(4,695)
Net cash provided by investing activities	$(7,640)	$13,056
Net cash used in financing activities	—	$(4,249)

Our primary sources of liquidity consisted of approximately $52.4 million in cash, cash equivalents and short-term investments as of September 30, 2007 compared to approximately $57.5 million in cash, cash equivalents and short-term investments as of March 31, 2007. During the six months ending September 30, 2007, the decrease in cash and cash equivalents was primarily related to approximately $6.7 million of cash used in operations in addition to net purchases of short and long-term investments of approximately $7.6 million. During the six months ending September 30, 2006, the increase in cash and cash equivalents was primarily related to approximately $4.7 million of cash used in operations, approximately $4.4 million of cash used to repurchase our stock offset by cash provided by purchases of short and long-term investments of approximately $13.1 million. We experienced a net decrease in working capital at September 30, 2007 as compared to March 31, 2007 primarily due to the cash used in operations.

We had no significant commitments for capital expenditures as of September 30, 2007. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. We believe our cash, cash equivalents, and short-term investment balances as of September 30, 2007 are adequate to fund our operations through at least the next twelve months.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments at September 30, 2007, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating Leases	$6,252	$2,898	$3,354	$—	$—
Sublease Income	$(1,397)	$(300)	$(1,097)	$—	$—
Net Lease Payments	$4,855	$2,598	$2,257	$—	$—

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of September 30, 2007, the effects of the foreign currency fluctuations in Europe and India were insignificant.

We have adopted a new stock repurchase program, which authorizes us to pay up to approximately $25.0 million. Approximately $13.9 million remains available to be used under this program at September 30, 2007.

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

During the three months ending September 30, 2007, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $42,000 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2007. During the three months ending September 30, 2006, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $61,000 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at September 30, 2006.

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

The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of September 30, 2007 through the fiscal years ending:

	2008	2009	2010	2011	Total
	(in thousands, except percentages)
Investment CD	$5,458	$1,554	—	—	$7,012
Weighted Average yield	8.48%	8.56%	—	—	8.50%
Commercial Paper	22,510	—	—	—	22,510
Weighted Average yield	5.49%	—	—	—	5.49%
Auction rate securities	—	—	—	—	0
Weighted Average yield	—	—	—	—	—
Corporate notes & bonds	1,417	2,452	—	—	3,869
Weighted Average yield	5.19%	5.13%	—	—	5.19%
Government agencies	2,492	—	—	—	2,492
Weighted Average yield	5.25%	—	—	—	5.27%

Total investments	$31,877	$4,006	—	—	$35,883

ITEM 4:	CONTROLS AND PROCEDURES

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

Because of the insufficient controls described in the preceding paragraphs, we concluded that our internal controls over financial reporting were not effective as of September 30, 2007. While management implemented new controls in the last fiscal year, we maintained our assessment as of September 30, 2007 because we did not have sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to assess the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses identified in fiscal 2005 and the material weakness identified in fiscal 2006 and fiscal 2007. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. On October 9, 2007 Selectica Inc. and Versata Software Inc.reached a settlement of a patent lawsuit. Selectica paid Versata $10 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from the Company’s Configuration, Pricing or Quoting (CPQ or Sales Execution Segment) products and services and a 50% revenue share of CPQ revenue from new Company CPQ customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. The Company agreed that its quarterly payments will be the greater of the sum calculated by the percentages of CPQ revenues or $200,000. Both parties entered into mutual releases releasing any and all claims that they may have against the other occurring before the settlement date.

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

Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 58% and 54% of our revenues for the six months ended September 30, 2007 and September 30, 2006, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Customer A	45%	40%	28%	31%
Customer B	*	*	10%	*
Customer C	11%	13%	10%	12%
Customer D	*	16%	*	11%

*	Customer account was less than 10% of total revenues.

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

We have recently revised our product marketing focus. We had previously positioned our company primarily as a seller of Configuration, Price and Quotation (CPQ) software, however, we are now investing a significant portion of our internal resources into a second offering, our contract lifecycle management products. If the market for these products is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

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

In January 2005, Trilogy, a privately held company, conditionally proposed to purchase all of our outstanding common stock for $4.00 per share. This unsolicited proposal assumed that the I-many merger was not completed. On February 2, 2005, following consultation with our legal and financial advisors, we issued a press release announcing that our Board of Directors determined that Trilogy’s proposal was not in our best interests or those of our stockholders. For reasons unrelated to Trilogy’s proposal, I-many and Selectica terminated the I-many merger on March 31, 2005. On April 11, 2005, Trilogy filed a Statement of Beneficial Ownership on Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.9% of our outstanding common stock as of that date. As described further in this report, Trilogy was also engaged in a patent infringement lawsuit against us, which has been settled.

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

Services revenues, which generated 73% and 90% of our revenues during the three months ended September 30, 2007 and September 30, 2006, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Service revenues generated 66% and 91% of our revenues during the six months ended September 30, 2007 and September 30, 2006 respectively. Services revenues have lower gross margins than license revenues. During the three and six months ended September 30, 2007 and September 30, 2006, respectively, gross margins percentages for license and services revenues are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
License	95%	-195%	96%	-29%
Services	69%	31%	66%	40%

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

We conduct development, quality assurance and professional services operations in India. As of September 30, 2007 we employed 13 persons in India. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. We adopted the provisions of SFAS 123R using a modified prospective application effective April 1, 2006. We use the Black-Scholes model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, SFAS 123R applies to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense cost calculated under SFAS 123R will continue to negatively impact our operating results.

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

We conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2007, we had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. This significant deficiency is believed to be a material weakness and arose from a lack of review controls.

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

(c) Issuer Purchases of Equity Securities.

Due to the voluntary stock option investigation there were no purchases of our common stock made during the three or six months ended September 30, 2007 by us or any “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3) under the Exchange Act.

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

Date: November 13, 2007

SELECTICA, INC.
Registrant

/s/ ROBERT JURKOWSKI
Robert Jurkowski
Chairman and Chief Executive Officer

/s/ BILL ROESCHLEIN
Bill Roeschlein
Vice President and Chief Financial Officer