Form 10-Q
period 2007-12-31
SELECTICA INC
filed 2008-02-11
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 4, 2008, was 28,488,491.

FORM 10-Q

SELECTICA, INC.

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in 2008. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-Q. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2007	March 31, 2007 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,902	$30,165
Short-term investments	19,198	27,285
Accounts receivable, net of allowance for doubtful accounts of $14 and $116, respectively	2,854	1,778
Prepaid expenses and other current assets	1,343	567

Total current assets	41,297	59,795
Property and equipment, net	2,064	1,992
Intangible assets	153	309
Other assets	492	531
Long-term investments	—	1,009

Total assets	$44,006	$63,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$809	$3,014
Accrued payroll and related liabilities	1,242	920
Other accrued liabilities	4,206	4,367
Deferred revenues	1,527	2,251

Total current liabilities	7,784	10,552

Other long term liabilities	6,959	3,171

Contingencies (See Note 8)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	300,169	299,476
Accumulated deficit	(238,235)	(216,889)
Accumulated other comprehensive income (loss)	6	(18)
Treasury stock	(32,681)	(32,660)

Total stockholders’ equity	29,263	49,913

Total liabilities and stockholders’ equity	$44,006	$63,636

See accompanying notes.

*	Derived from audited consolidated financial statements

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
License	$1,680	$439	$4,482	$1,200
Services	3,014	3,221	8,535	10,672

Total revenues	4,694	3,660	13,017	11,872
Cost of revenues:
License	71	82	183	1,062
Services	966	1,571	2,869	6,014

Total cost of revenues	1,037	1,653	3,052	7,076

Gross profit	3,657	2,007	9,965	4,796
Operating expenses:
Research and development	1,425	1,681	3,742	5,933
Sales and marketing	1,806	1,436	4,867	5,057
General and administrative	1,249	1,716	3,987	6,171
Legal settlement	85	—	16,203	—
Restructuring	503	5,784	1,165	5,784
Professional fees related to stock option investigation	380	482	3,528	482

Total operating expenses	5,448	11,099	33,492	23,427

Loss from operations	(1,791)	(9,092)	(23,527)	(18,631)
Interest and other income, net	618	1,033	2,486	2,633

Loss before provision for income taxes	(1,173)	(8,059)	(21,041)	(15,998)
Provision for income taxes	67	22	311	86

Net loss	$(1,240)	$(8,081)	$(21,352)	$(16,084)

Basic and diluted net loss per share	$(0.04)	$(0.27)	$(0.75)	$(0.54)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,430	29,832	28,415	30,608

See accompanying notes.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006
Cash flows used in operating activities
Net loss	$(21,352)	$(16,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	516
Amortization	156	156
Loss on disposition of property and equipment	1	1,064
Stock based compensation	693	1,009
Changes in assets and liabilities:
Accounts receivable (net)	(1,076)	500
Prepaid expenses and other current assets	(776)	1,400
Other assets	39	(136)
Accounts payable	(2,205)	(719)
Accrued payroll and related liabilities	322	(395)
Other accrued liabilities and long term liabilities	3,627	4,810
Deferred revenues	(724)	(287)

Net cash used in operating activities	(20,959)	(8,166)

Cash flows provided by investing activities
Purchase of fixed assets	(308)	(976)
Proceeds from disposal of fixed assets	6	36
Purchase of short-term investments	(45,518)	(36,330)
Proceeds and investment in restricted investments	150	—
Proceeds from maturities of short-term investments	53,795	60,144
Proceeds from maturities of long-term investments	1,009	703

Net cash provided by investing activities	9,134	23,577

Cash flows used in financing activities
Purchase of treasury stock	(21)	(7,776)
Proceeds from issuance of common stock	—	177

Net cash used in financing activities	(21)	(7,599)

Effect of exchange rate changes on cash	(417)	—
Net increase (decrease) in cash and cash equivalents	(12,263)	7,812
Cash and cash equivalents at beginning of the period	30,165	12,628

Cash and cash equivalents at end of the period	$17,902	$20,440

See accompanying notes.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, the condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2007 and 2006 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2007, and the results of operations for the three and nine months ended December 31, 2007 and 2006 and cash flows for the nine months ended December 31, 2007 and 2006. Interim results are not necessarily indicative of the results for a full fiscal year. The consolidated balance sheet as of March 31, 2007 has been derived from the audited consolidated financial statements at that date.

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Customer A	*	11%	*	11%
Customer B	19%	26%	26%	29%
Customer C	14%	*	12%	11%
Customer D	*	10%	*	*
Customer E	11%	*	*	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	December 31, 2007	March 31, 2007
Customer A	18%	50%
Customer B	12%	13%
Customer C	*	21%
Customer D	12%	*
Customer E	19%	*

*	Customer account was less than 10% of net accounts receivable.

Accumulated and Other Comprehensive Loss

SFAS 130 establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s financial statements. Accumulated other comprehensive loss is comprised of net unrealized gains (losses) on available for sale securities of approximately $6,000 and $(18,000) at December 31, 2007 and March 31, 2007, respectively.

The components of comprehensive loss, net of related income tax, for the three and nine months ended December 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(1,240)	$(8,081)	$(21,352)	$(16,084)
Change in unrealized gain/(loss) on securities	—	(9)	24	79

Comprehensive loss	$(1,240)	$(8,090)	$(21,328)	$(16,005)

Segment Information

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss) before interest and taxes.

We report the financial results of the following operating segments:

•	Sales Configuration Solutions. Software includes configurator and pricer solutions.

•	Contract Management Solutions. Software consists of contract management solutions.

We have sales and marketing, engineering, finance, and administration groups. We generally allocate the expenses of these groups to the operating segments and these expenses are included in the operating results reported below.

We do not identify or allocate assets by operating segment, nor does the CODM evaluate operating segments using discrete asset information. We do not allocate stock option investigation fees, litigation settlement costs, restructuring, interest and other income, interest expense, or taxes to operating segments. In addition, discontinued products have been excluded from the FY07 product results below, providing more accurate year over year comparisons.

The following is a summary of our net sales, costs of sales, gross profit and loss from operations by product and consolidated total for the periods presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Sales Configuration Solutions:
Revenue	$2,376	$3,096	$8,391	$10,614
Cost of Sales	560	1,658	1,806	6,541

Gross Profit	1,816	1,438	6,585	4,073
Income (loss) from Operations	232	504	2,621	(2,038)
Contract Management Solutions:
Revenue	2,318	564	4,626	1,258
Cost of Sales	477	(5)	1,246	329

Gross Profit	1,841	569	3,380	929
Loss from Operations	(1,056)	(1,881)	(4,641)	(6,508)
Consolidated:
Revenue	4,694	3,660	13,017	11,872
Cost of Sales	1,037	1,653	3,052	6,870

Gross Profit	3,657	2,007	9,965	5,002

Loss from Operations	$(824)	$(1,377)	$(2,020)	$(8,546)

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

The Company, from time to time, purchases professional services from a value-added reseller. The Company records the cost of the professional services purchased as a reduction of license or services revenue recorded from the reseller. The Company recognized approximately $23,000 and $79,000 of revenue for the three and nine months ended December 31, 2007, respectively. The Company recognized approximately $20,000 of revenue from the value-added reseller for the nine months ended December 31, 2006.

4. Stockholders’ Equity

Stock Repurchase

In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. As of December 31, 2007, approximately $13.9 million remains available to be used under this program. The Board also dissolved the previous stock buyback program initiated in May 2003. Pursuant to the plan, the Company expects to repurchase shares in the open market from time to time based on market conditions. During the three months ended December 31, 2007, the Company did not repurchase any shares of its common stock. During the three months ended December 31, 2006, the Company repurchased 1,206,431 shares of its common stock.

5. Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which applies to all US GAAP financial statements for public enterprises and provides a definitive, comprehensive accounting model with prescriptive disclosure requirements related to income tax uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” (“MLTN”) to be sustained by the taxing authority. The interpretation contains guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The company adopted the provisions of FIN 48 on April 1, 2007. The Company does not believe the total amount of unrecognized benefit as of December 31, 2007 will increase or decrease significantly in the next twelve months. The Company’s United States and foreign tax returns, are subject to routine compliance review by the various tax authorities. The Company accrues for foreign tax contingencies based upon its best estimate of the additional taxes, interest and penalties expected to be paid. These estimates are updated over time as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statutes of limitation, or upon occurrence of other events.

The Company recorded a provision for income taxes of approximately $67,000 and $22,000 for the three months ended December 31, 2007 and December 31, 2006, respectively. The Company recorded a provision for income taxes of approximately $311,000 and $86,000 for the nine months ended December 31, 2007 and December 31, 2006, respectively. The provision relates to state franchise taxes in the U.S. and foreign taxes on interest income in India.

We adopted the provisions of FIN 48 at the beginning of our fiscal year 2008. As a result of the implementation of FIN 48, there was no change in the liability for unrecognized tax benefits, which was fully reserved in previous periods. Upon completing the FIN 48 analysis, the Company determined the total amount of unrecognized tax benefits at the date of adoption was approximately $9.6 million. There is approximately $7.0 million of unrecognized tax benefit due to Federal net operating losses set to expire before possible utilization. There is approximately $2.6 million of benefits related to various federal and state research credits which lack sufficient supporting documentation. If these benefits were recognized they would increase our deferred tax assets and lower our effective tax rate.

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

Valuation Assumptions

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, consistent with the provisions of SFAS No. 123R and SAB No. 107. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The Company estimates the volatility of its stock options by using historical volatility in accordance with SAB No. 107. The Company believes its historical volatility is representative of its estimate of expectations of the expected term of its equity instruments. The Company bases the risk-free interest rate that is used in the option-pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses predicted data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

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

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.88%	4.70%	3.88%	4.65%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	34.33%	35.60%	34.33%	38.07%
Expected option life in years	3.90	3.82	3.90	3.48

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Options Outstanding
	Number of shares	Weighted-average exercise price per share
Outstanding at March 31, 2007	3,495,399	$3.21
Options granted	1,163,115	1.87
Options forfeited/cancelled	(772,091)	4.26

Outstanding at December 31, 2007	3,886,423	$2.60

The intrinsic value is calculated as the difference between the market value as of December 31, 2007 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2007 was $1.80 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $12,897 of which $2,236 was related to exercisable options. The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $10,085 of which $0 was related to exercisable options.

The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price Per Share
$ 1.68 — $ 2.42	1,850,615	7.62	572,385	$2.24
$ 2.42 — $ 2.47	614,000	8.74	184,977	2.46
$ 2.47 — $ 2.85	626,187	1.83	553,769	2.68
$ 2.85 — $ 3.40	495,340	4.11	413,113	3.33
$ 3.40 — $ 63.48	300,281	4.54	298,446	5.20

$ 1.68 — $ 63.48	3,886,423	6.18	2,022,690	$3.04

The following table summarizes the Company’s outstanding weighted average options for the indicated period:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Weighted average options with strike price below FMV	124,115	130,000	124,115	180,000
Weighted average options with strike price at FMV	—	—	—	—
Weighted average options with strike price above FMV	3,762,308	3,958,036	3,762,308	3,908,036

The weighted average remaining contractual term of all options outstanding at December 31, 2007 is 6.2 years. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.

Nonvested restricted stock awards as of December 31, 2007 and changes during the nine months ended December 31, 2007 were as follows:

	Number of shares	Weighted-average grant date fair value per share
Nonvested at March 31, 2007	289,172	$2.26
Granted	588,812	1.60
Vested	(76,879)	2.00
Forfeited	(14,793)	1.69

Outstanding at December 31, 2007	786,312	$1.80

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. During the three and nine months ended December 31, 2007, there were no shares issued under the ESPP. During the three and nine months ended December 31, 2006, there were 12,369 shares and 30,658 shares issued under the ESPP at a weighted average purchase price of $1.66 and $2.05 per share, respectively.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Nine Months Ended December 31,
	2007	2006
Risk-free interest rate	5.14%	4.88%
Dividend yield	0.00%	0.00%
Expected volatility	43.66%	38.89%
Expected life in years	1.25	1.25
Weighted average fair value at grant date	$1.02	$0.76

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	3,762	3,958	3,762	3,908
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but inclusion would decrease the Company’s net loss per share	124	130	124	180
Restricted shares excluded as inclusion would decrease the Company’s net loss per share	786	289	786	289

Total common stock equivalents excluded from diluted net loss per common share	4,672	4,377	4,672	4,377

8. Litigation and Contingencies

On October 9, 2007, Selectica Inc. reached a patent lawsuit settlement with Versata Software Inc. Selectica paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from the Company’s Sales Configuration Segment (SCS) products and services and a 50% revenue share of SCS revenue from new Company SCS customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. The Company agreed that its quarterly payments will be the greater of the sum calculated by the percentages of SCS revenues or $200,000. Selectica believes it has adequate provisions for such matters. This one time charge increased net loss per share by $0.57 for the nine months ending December 31, 2007.

9. Restructuring

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2006, 2007 and for the nine months ended December 31, 2007 were, respectively (in thousands):

	Severance and Benefits	Excess Facilities and other	Total
Balance, March 31, 2006	$—	$—	$—

Additional accruals	488	6,392	6,880
Amounts paid in cash	(385)	(652)	(1,037)

Balance, March 31, 2007	103	5,740	5,843
Additional accruals	300	409	709
Amounts paid in cash	(163)	(2,519)	(2,682)
Sublease loan	—	(561)	(561)

Net balance, December 31, 2007	$240	$3,069	$3,309

On October 23, 2007, the Company entered into a Separation Arrangement (“Separation Agreement”) with its former CEO, Stephen Bennion. Pursuant to the terms of the Separation Agreement, Mr. Bennion was placed on a paid leave of absence from October 5, 2007 through December 27, 2007, at which time Mr. Bennion’s employment with the Company terminated. Under the Separation Agreement Mr. Bennion received a payment of $50,000 on December 27, 2007 representing his target bonus for fiscal 2008, and will continue to receive payments equal to his base salary and health insurance premiums for himself and his dependents for a period ending not later than August 21, 2008.

During the fiscal year 2007, the Company continued with cost reduction efforts under a restructuring plan. On December 31, 2006, the Company relocated the corporate headquarters to a smaller facility. As a result of the relocation the Company recorded a one time charge of approximately $6.0 million, consisting principally of net present value of remaining lease payments estimated at $5.3 million in addition to a remaining net book value of leasehold improvements on the old facility of approximately $0.6 million. In addition, the Company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits.

The Company also elected to cease operations in the United Kingdom as of March 31, 2007. This resulted in headcount reductions of three people along with approximately $100,000 in costs. In an effort to reduce operating expenses the Company announced the closure of the India office during the second quarter of fiscal 2008. The Company expects to complete the closure by March 31, 2008. The Company incurred minimal restructuring charges, primarily employee severance costs related to the closure of the UK and India offices.

10. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to; the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

Independent Directors Stock Option Investigation

In November 2006, Selectica’s Board of Directors formed a Special Committee to conduct a voluntarily review of its historical stock option grants. The Special Committee retained independent legal counsel and independent forensic and technical specialists to assist in the investigation. The investigation covered option grants made to all employees, directors and consultants during the period from January 2000 through November 2006. The Special Committee found instances where incorrect measurement dates were used to account for certain option grants. Due to this investigation the Company was not able to file its Form 10-Q for the first quarter of fiscal 2008 by the filing deadline. In connection with this investigation, we incurred approximately $380,000 in additional legal, audit and consulting fees during the quarter ended December 31, 2007.

For the three months ended December 31, 2007, our revenues were approximately $4.7 million with license revenues representing 36% and services revenues representing 64% of total revenues. In addition, approximately 43% of our quarterly revenue came from three customers. License margins for the quarter were 96% and services margins were 68%. Net loss for the quarter was approximately $1.2 million or $0.04 per share. For the three months ended December 31, 2006, our revenues were approximately $3.7 million with license revenues representing 12% and services revenues representing 88% of total revenues. In addition, approximately 47% of our quarterly revenue came from three customers. License margins for the quarter were 81% and services margins were 51%. Net loss for the fiscal 2006 third quarter was approximately $8.1 million or $0.27 per share.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2007.

The following table shows how our revenues have been recognized:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
As a Percentage of Total Revenues:
Contract accounting	57%	52%	53%	59%
Subscription method (includes maintenance)	43%	48%	47%	41%

Total revenues	100%	100%	100%	100%

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Customer A	*	11%	*	11%
Customer B	19%	26%	26%	29%
Customer C	14%	*	12%	11%
Customer D	*	10%	*	*
Customer E	11%	*	*	*

*	Customer account was less than 10% of total revenues.

To date, we have foreign activities in India, Canada and some European countries because we believe international markets represent an avenue for growth. We anticipate that our exposure to foreign currency fluctuations will continue since we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

We have incurred significant losses since inception and, as of December 31, 2007, we had an accumulated deficit of approximately $238.2 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market. In the early 2000’s, we underwent certain restructuring activities and did so again during the fiscal years of 2007 and 2006.

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

Results of Operations:

Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
License	$1,680	$439	$1,241	$4,482	$1,200	$3,282

Percentage of total revenues	36%	12%	283%	34%	10%	274%
Services	3,014	3,221	(207)	8,535	10,672	(2,137)

Percentage of total revenues	64%	88%	-6%	66%	90%	-20%
Total revenues	$4,694	$3,660	$1,034	$13,017	$11,872	$1,145

License. For the three and nine months ending December 31, 2007, license revenues increased by approximately $1.2 and $3.3 million, respectively, compared to the three and nine months ending December 31, 2006. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the nine months ending December 31, 2007, services revenues decreased compared to the period ending December 31, 2006. The decrease primarily related to fewer service opportunities as our clients’ demand for additional services to expand their customized applications continued to decline. Maintenance revenues represented 63% and 69% of total services revenues for the three months ended December 31, 2007 and December 31, 2006, respectively. Maintenance revenues represented 63% and 54% of total services revenues for the nine months ended December 31, 2007 and December 31, 2006, respectively.

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

Cost of revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
Cost of license revenues	$71	$82	$(11)	$183	$1,062	$(879)

Percentage of license revenues	4%	19%	-13%	4%	89%	-83%
Cost of services revenues	$966	$1,571	$(605)	$2,869	$6,014	$(3,145)

Percentage of services revenues	32%	49%	-39%	34%	56%	-52%

Cost of License Revenues. The cost of license revenues consists of a nominal allocation of research and development fees, royalty fees associated with third-party software, and data transmission costs. During the three months ended December 31, 2007, the decrease in cost of license revenues is due to headcount reductions made year over year. During the nine months ended December 31, 2007, the approximate decrease of $0.9 million is primarily due to a $600,000 write off in December 31, 2006 of prepaid royalties to a reseller. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars.

Cost of Services Revenues. The cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three and nine months ended December 31, 2007, these costs decreased 39% and 52%, respectively, compared to the same period in 2006 primarily due to a decrease in salaries and facilities expense. We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margins percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
License	96%	81%	96%	11%
Services	68%	51%	66%	44%

Gross Margin — Licenses. Because we have certain license costs that are fixed, gross margins fluctuate until we have sufficient license revenues. License margins may also fluctuate due to embedded third-party software. When license software products are sold with royalty bearing software, margins are lower than when license software without such third party products are sold. Accordingly, margins will vary based on gross license revenue and product mix. Due to significantly higher license revenues to offset the fixed license costs, we experienced higher license gross margins during the three and nine months ended December 31, 2007 compared to the three and nine months ending December 31, 2006.

Gross Margin — Services. During the three and nine months ended December 31, 2007, revenues from services decreased by approximately $0.2 million and $2.1 million respectively. Gross margin increased to 68% and 66% for the three and nine months ended December 31, 2007. While services revenues decreased, we were able to decrease our costs correspondingly in order to improve the services margin compared to the three and nine months ended December 31, 2006.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
Research and development	$1,425	$1,681	$(256)	$3,742	$5,933	$(2,191)

Percentage of total revenues	30%	46%	-15%	29%	50%	-37%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. The decrease of approximately $0.3 and $2.2 million in research and development expenses during the three and nine months ending December 31, 2007, respectively, compared to the three months December 31, 2006 was primarily attributable to a staff reduction and decreases in costs for facilities, overhead and benefits.

Sales and Marketing

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
Sales and marketing	$1,806	$1,436	$370	$4,867	$5,057	$(190)

Percentage of total revenues	38%	39%	26%	37%	43%	-4%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. The increase of approximately $0.4 million for the three months ended December 31, 2007 is due to an increase in sales efforts in the contract management business. The decrease of approximately $0.2 million for the nine months ended December 31, 2007 in sales and marketing expenses over the same period in 2006 is due to lower facilities costs.

General and Administrative

	Three Months Ended December 31,			Nine Months Ended December 31,
	2007	2006	Change	2007	2006	Change
	(in thousands, except percentages)
General and administrative	$1,249	$1,716	$(467)	$3,987	$6,171	$(2,184)

Percentage of total revenues	27%	47%	-27%	31%	52%	-35%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. The decrease of approximately $0.5 and $2.2 million in general and administrative expense during the three and nine months ending December 31, 2007, over the same period in 2006, is primarily due to lower staff levels and facilities costs. We continue efforts to reduce our cost structure, particularly general and administrative expenses.

Interest and Other Income, Net

Interest and other income consists primarily of interest earned on cash balances and short-term and long-term investments. During the three and nine months ended December 31, 2007, interest income totaled approximately $0.6 million and $2.5 million, respectively. Interest income has remained relatively consistent with the prior year due to the offsetting impact of higher interest rates and lower cash balances available for investment.

Provision for Income Taxes

During the three and nine months ended December 31, 2007, we recorded income tax provisions of approximately $67,000 and $311,000 compared to $22,000 and $86,000 for the same periods in 2006, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.

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

Liquidity and Capital Resources

	December 31, 2007	March 31, 2007	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$37,100	$57,450	-35%
Working capital	$33,513	$49,243	-32%

	Nine Months Ended December 31,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(20,959)	$(8,166)
Net cash provided by investing activities	$9,134	$23,577
Net cash used in financing activities	$(21)	$(7,599)

Our primary sources of liquidity consisted of approximately $37.1 million in cash, cash equivalents and short-term investments as of December 31, 2007 compared to approximately $57.5 million in cash, cash equivalents and short-term investments as of March 31, 2007. During the nine months ending December 31, 2007, the decrease in cash and cash equivalents was primarily related to approximately $21 million of cash used in operations offset by net sales of short and long-term investments of approximately $9.1 million. During the nine months ending December 31, 2006, the decrease in cash and cash equivalents was primarily related to approximately $8.2 million of cash used in operations, approximately $7.6 million of cash used to repurchase our stock offset by cash provided by sales of short and long-term investments of approximately $23.6 million. We experienced a net decrease in working capital at December 31, 2007 as compared to March 31, 2007 primarily due to the cash used in operations.

We had no significant commitments for capital expenditures as of December 31, 2007. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. We believe our cash, cash equivalents, and short-term investment balances as of December 31, 2007 are adequate to fund our operations through at least the next twelve months.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum payments to be made and the approximate timing of the transaction. Our contractual commitments at December 31, 2007, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	After 3 Years
	(in thousands)
Operating leases	$5,554	$2,915	$2,639	$—
Less Sublease income	$(1,397)	$(660)	$(737)	$—
Net lease payments	$4,157	$2,255	$1,902	$—
Estimated royalty obligation	$6,118	$824	$1,907	$3,387

We engage in global business operations and are therefore exposed to foreign currency fluctuations. As of December 31, 2007, the effects of the foreign currency fluctuations in Europe and India were insignificant.

We have adopted a new stock repurchase program, which authorizes us to pay up to approximately $25.0 million. Approximately $13.9 million remains available to be used under this program at December 31, 2007.

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

Foreign Currency Exchange Rate Risk

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

During the three months ending December 31, 2007, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $20,000 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2007. During the three months ending December 31, 2006, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $70,000 (less than 0.12%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at December 31, 2006.

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

The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of December 31, 2007 through the fiscal years ending:

	2008	2009	Total
	(in thousands, except percentages)
Investment CD	$5,341	$171	$5,512
Weighted Average yield	8.06%	8.50%	8.45%
Commercial Paper	11,231	—	11,231
Weighted Average yield	5.36%	—	5.36%
Auction rate securities	—	—	—
Weighted Average yield	—	—	—
Corporate notes & bonds	—	2,455	2,455
Weighted Average yield	—	5.13%	5.13%
Government agencies	—	—	—
Weighted Average yield	—	—	—

Total investments	$16,572	$2,626	$19,198

ITEM 4:	CONTROLS AND PROCEDURES

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

We had insufficient controls over the External Reporting process related to the preparation, review and approval of the annual and the interim financial statements. Specifically, we had insufficient: a) review within the accounting and finance departments; b) preparation and review of footnote disclosures accompanying our financial statements; and c) technical accounting resources. As of March 31, 2006, we did not have sufficient personnel and technical accounting expertise within our accounting function to sufficiently address complex transactions and/or accounting and financial reporting issues that arise from time to time in the course of our operations. Although these deficiencies did not result in errors in the financial statements, there is however, a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected.

Planned Remediation

In August 2007, our management discussed the material weaknesses described above with our audit committee. We are implementing corrective actions that we believe will remediate the material weakness, however a material weakness may not be considered fully remediated until the instituted controls are operational for a period of time and have been tested by management.

Because of the insufficient controls described in the preceding paragraphs, we concluded that our internal controls over financial reporting were not effective as of December 31, 2007. While management implemented new controls in the last fiscal year, we maintained our assessment as of December 31, 2007 because we did not have sufficient time to monitor our new controls and determine whether the new controls are effective and that our remediation plans are sufficient. We will continue to assess the effectiveness of our internal controls, including the controls implemented to correct the five material weaknesses identified in fiscal 2005 and the material weakness identified in fiscal 2006 and fiscal 2007. Except for the remediation process implemented by management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2007, which materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

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

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. On October 9, 2007 Selectica Inc. and Versata Software Inc. reached a settlement of a patent lawsuit. Selectica paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from the Company’s Configuration, Pricing or Quoting (SCS or Sales Configuration Segment) products and services and a 50% revenue share of SCS revenue from new Company SCS customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. The Company agreed that its quarterly payments will be the greater of the sum calculated by the percentages of SCS revenues or $200,000. Both parties entered into mutual releases releasing any and all claims that they may have against the other occurring before the settlement date.

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

Our business and financial condition is dependent on a limited number of customers. Our five largest customers accounted for approximately 56% and 60% of our revenues for the nine months ended December 31, 2007 and December 31, 2006, respectively. Revenues from significant customers greater than 10% of total revenues are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Customer A	*	11%	*	11%
Customer B	19%	26%	26%	29%
Customer C	14%	*	12%	11%
Customer D	*	10%	*	*
Customer E	11%	*	*	*

*	Customer account was less than 10% of total revenues.

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

We have recently revised our product marketing focus. We had previously positioned our Company primarily as a seller of Sales Configuration (SCS) software, however, we are now investing a significant portion of our internal resources into a second offering, our contract lifecycle management products. If the market for these products is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

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

We believe that our success will depend on the continued employment of our management team and key technical personnel. Moreover, some of the individuals on our management team have been in their current positions for a relatively short period of time. For example, our Chief Executive Officer joined us in August 2007. Our future success will depend to a significant extent on the ability of our management team to work effectively together. There can be no assurance that our management team will be able to integrate and work together effectively.

If one or more members of our senior management team or key technical personnel were unable or unwilling to continue in their present positions, these individuals would be difficult to replace and our ability to manage day-to-day operations, develop and deliver new technologies, attract and retain customers, attract and retain other employees and generate revenues would be significantly harmed.

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

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include publicly-traded companies such as Oracle Corporation, Ariba, Open Text, and I-Many as well as privately held companies such as Comergent Technologies, Firepond, Upside Software, Nextance, DiCarta/Emptoris and Trilogy, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing, contract management and quoting software.

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

Services revenues, which generated 64% and 88% of our revenues during the three months ended December 31, 2007 and December 31, 2006, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Service revenues generated 66% and 90% of our revenues during the nine months ended December 31, 2007 and December 31, 2006, respectively. Services revenues have lower gross margins than license revenues. During the three and nine months ended December 31, 2007 and December 31, 2006, respectively, gross margins percentages for license and services revenues are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
License	96%	81%	96%	11%
Services	68%	51%	66%	44%

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

A substantial portion of our operations are outsourced to India-based personnel, and any change in the political and economic conditions of India or in immigration policies that adversely affects our ability to conduct our operations in India could significantly harm our business.

We conduct development, quality assurance and professional services operations in India. As of December 31, 2007, we employed 7 persons in India and outsourced an additional 33 people through IBM, our outsource partner. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

We conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2007, we had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. This significant deficiency is believed to be a material weakness and arose from a lack of review controls.

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

(c) Issuer Purchases of Equity Securities.

Due to the voluntary stock option investigation there were no purchases of our common stock made during the three or nine months ended December 31, 2007 by us or any “affiliated purchaser” of ours as defined in Rule 10b-18(a)(3) under the Exchange Act.

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

We held our Annual Meeting of Stockholders on December 19, 2007. At the meeting our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:

Proposal 1: The election of James Arnold, Jr. as director with 20,715,175 affirmative votes and 1,841,113 votes abstaining.

Proposal 2: Ratification of the appointment of Armanino McKenna LLP as our independent public accountants for the fiscal year ending March 31, 2008 with 22,519,430 affirmative votes, 12,237 negative votes and 24,621 votes abstaining.

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

Date: February 11, 2008

SELECTICA, INC.
Registrant

/s/ ROBERT JURKOWSKI
Robert Jurkowski
Chairman and Chief Executive Officer

/s/ BILL ROESCHLEIN
Bill Roeschlein
Vice President and Chief Financial Officer