Form 10KSB
period 2008-03-31
SELECTICA INC
filed 2008-06-10
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number: 0-29637
SELECTICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0432030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive Suite 450, San Jose, California (Address of principal executive offices)	95110-2111 (Zip Code)
Registrant’s telephone number, including area code: (408) 570-9700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act): Yes ☐ No ☒
     State issuer’s revenue for its most recent fiscal year: $16,003,000
     As of September 30, 2007, The aggregate market value of voting stock held by non-affiliates of the registrant was $49,712,773 based upon the closing price of $1.75 on The NASDAQ Global Market reported on such date.
     The number of shares outstanding of the registrant’s common stock as of May 6, 2008 was 28,694,542.
     Transitional Small Business Disclosure Format: Yes ☐ No ☒

SELECTICA, INC.
FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
MARCH 31, 2008

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company in Fiscal 2009. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this annual report on Form 10-KSB. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I
Item 1.   Description of Business
BUSINESS OVERVIEW
          We provide sales configuration and contract management software solutions that allow enterprises to efficiently manage sell-side business processes. Our solutions include software, on demand hosting, professional services and expertise. Our sales configuration (SCS) solutions enable customers to increase revenues and reduce costs through seamless, web-enabled automation of “quote to contract” business processes, which reside between legacy Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems. These products are built using Java technology and utilize a unique business logic engine, repository, and a multi-threaded architecture. This design reduces the amount of memory used to support new user sessions and provides a cost-effective, robust and highly scalable software deployment. Our contract management (CM) products enable customers to create, manage and analyze contracts in a single, easy to use repository and are offered as an on-premise or hosted solution. Our software enables any and all corporate departments (e.g. Sales, Services, Procurement, Finance, IT and others) to model their specific contracting processes using our application and to manage the lifecycle of the department’s relationships with the counterparty from creation through closure. Our CM products are built on modular J2EE architecture and a dynamic repository that allows us to seamlessly model buy-side and sell-side contracts. Our solution has an embedded business process routing engine that can control the visibility and stewardship of content in a collaborative authoring, approval and management process. This provides enterprises a comprehensive platform to aggregate and analyze enterprise-wide contract information, automate and accelerate contract related business processes, enforce contract compliance and automate the contracting process from request through signature.
          Selectica was incorporated in California in June 1996 and re-incorporated in Delaware in November 1999. Our principal executive offices are located at 1740 Technology Drive, Suite 450, San Jose, California, 95110.
Products and Services
          Sales Configuration Solutions
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
          Contract Management Solutions
          Selectica’s CM Software increases control over, reduces risk of, provides insight into crucial business data and shortens critical functional processes. Highly adaptive workflows and contract-data structures allow our customers to replicate their internal processing requirements, ensuring greater control and compliance.
Selectica Services
          We offer comprehensive consulting, training and implementation services and ongoing customer support and maintenance, which support our software applications. Generally, we charge our customers for these services on a time and materials basis, with training services billed upon delivery. Customer support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our customers based on available support offerings. Our in-house services organization also educates third-party system integrators on the use of our software to assist them in providing services to our customers. As of March 31, 2008, our services organization consisted of 17 employees.
Employees
          At March 31, 2008, we had a total of 67 employees, of whom 6 were located in India and 61 were located in the United States. 66 of our employees are full time and 1 is part time. Of the total, 17 were in research and development, 17 were in professional services, 18 were engaged in sales and marketing, and 15 were in general & administration. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Sales and Marketing
          Our sales and marketing objective is to achieve penetration in fast growth and high value markets through targeted sales and marketing programs. As of March 31, 2008, our sales team consisted of 11 employees and our marketing team consisted of 7 employees.
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
Research and Development
          To date we have invested substantial resources in research and development. At March 31, 2008, we had 17 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. For the fiscal years ended March 31, 2008 and 2007 we incurred approximately $5.0 million and $7.4 million respectively on research and development.
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
International Operations
          As of March 31, 2008, we own an R&D office in India that is currently vacant and held for sale. Our international operations are conducted through wholly-owned subsidiaries and reseller partners. Revenues from our international operations were 13% and 12% of our total revenues for the fiscal years ended March 31, 2008 and 2007, respectively.
Competition
          The sales configuration and contract management software market continues to be subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We still encounter competition primarily from internal information systems departments of potential or current customers that develop custom software, software companies that target the contract management markets, and professional services organizations.
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

Intellectual Property and Other Proprietary Rights
          We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently have five issued patents and four pending patents in the United States. In addition, we have one trademark registered in U.S., one trademark registered and one pending in South Korea, two trademarks registered in Canada and one trademark registered in the European Community. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.
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
          Method for merging multiple knowledge bases into one optimized and compressed knowledge base. This patent describes a system for integrating multiple related knowledge base files into a single file, while keeping all of the parameters and constraints of the multiple files operates by identifying two or more common parameters among the files and merging the two or more parameter statements into a single statement in the integrated file (the single statement listing all of the values of the several statements in the multiple files). This patent continues until September 2017.
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
AVAILABLE INFORMATION
          We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Selectica, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.selectica.com.
Item 1A.   Risk Factors
          Set forth below and elsewhere in this annual report on Form 10-KSB, and in the other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on form 10-KSB . Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.
We have a history of significant losses and may incur significant losses in the future.
          We incurred net losses of approximately $23.9 million and $20.9 million and for the fiscal years ended March 31, 2008 and 2007, respectively. We had an accumulated deficit of approximately $241 million as of March 31, 2008. We may continue to incur significant losses in the future for a number of reasons. We continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.
          Our revenues are dependent on orders from a relatively small number of customers. Our five largest customers accounted for approximately 52% and 61% of our revenues for the fiscal years ended March 31, 2008 and 2007, respectively, and our ten largest customers accounted for approximately 65% and 75% of our revenues for the fiscal years ended March 31, 2008 and 2007, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.
Our annual and quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.
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
          Our annual and quarterly revenues may also fluctuate due to our ability to perform services, achieve specific milestones and obtain formal customer acceptance of specific elements of the overall completion of a project. As we provide such services and products, the timing of delivery and acceptance, changed conditions with the customers and projects could result in changes to the timing of our revenue recognition, and thus, our operating results.
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
          We may also experience seasonality in revenues. For example, our annual and quarterly results may fluctuate based upon our customers’ calendar year budgeting cycles. These seasonal variations may lead to fluctuations in our annual and quarterly revenues and operating results.
          Based upon the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. In some future period, our operating results may be below the expectations of public market analysts and investors, which could cause volatility or a decline in the price of our common stock.
In prior periods, management noted certain material weaknesses in our internal control over financial reporting. Failure to maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.
           Management identified material weaknesses in the Company’s procedures and controls for detecting non-compliance with applicable regulations relating to stock based compensation for the period ended March 31, 2007. To address these weaknesses, the Company instituted a remediation program beginning in the fourth fiscal quarter of 2007. We have now substantively completed this remediation program which addressed the matters identified by management. Specifically, we instituted new policies governing the granting of stock options by the Board, undertook a best practices review of existing controls and proposed improvements to the Company’s option granting policies and improved training and education of directors, officers and other personnel in order to increase knowledge and awareness of the rules and restrictions surrounding share-based compensation and stock option awards. Management has completed an evaluation of the effectiveness of internal controls and has concluded that the material weaknesses described above had been remediated as of March 31, 2008 and no longer existed as of that date. We also did not have any material weaknesses identified as of March 31, 2008. Despite the remediation of these prior material weaknesses and significant deficiencies, we could in future periods, including the current year, identify additional material weaknesses or significant deficiencies, which adversely impact our financial statements. If we experience additional material weaknesses, these could result in material audit adjustments, or cause investors to lose confidence in our ability to operate our business, any of which could negatively impact our stock price.
If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.
          We have recently revised our product marketing focus. We had previously positioned our company primarily as a seller of Sales Configuration (SCS) software, however, we are now investing a significant portion of our internal resources into a second offering, our contract management products. If the market for these products is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.
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
Our lengthy sales cycle for our products makes it difficult for us to forecast revenue and exacerbates the variability of quarterly fluctuations, which could cause our stock price to decline.
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
          The market for enterprise software including configuration, pricing, contract management and quoting solutions is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.
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
          The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competitors include publicly-traded companies such as Oracle Corporation, Ariba, Open Text,

I-Many and AT&T (through its acquisition of Comergent Technologies) as well as privately held companies such as Firepond, Upside Software, Nextance, Model N, DiCarta/Emptoris and Trilogy/Versata, all of which offer integrated solutions for electronic commerce incorporating some of the functionality of our configuration, pricing, contract management and quoting software.
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

          Services revenues, which generated 71% and 90% of our revenues during the fiscal years ended March 31, 2008 and 2007 respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We intend to charge for our professional services on a time and materials rather than a fixed-fee basis. However, in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.
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
          We conduct development, quality assurance and professional services operations in India. As of March 31, 2008, we employed 6 persons in India and outsourced an additional 33 people through IBM, our outsource partner. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
          Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights plan adopted by the Company on February 4, 2003 may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:
•	providing for a classified board of directors with staggered three-year terms;

•	restricting the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	granting our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval; and

•	issuing shareholders rights to purchase additional shares of stock in the event that (i) a shareholder accumulates 15% or more of the Company’s voting stock or (ii) a tender offer for the Company’s shares is commenced or announced.
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
Item 2.   Description of Property
Facilities
          United States. Our headquarters is located in San Jose, California, where we lease approximately 10,500 square feet of commercial space under a term lease that expires on October 31, 2008, with a one-year renewal provision at the same terms. Prior to December 2006, our headquarters was located in San Jose, California in an 80,000 square foot commercial office building under a non-cancelable operating lease expiring in December 2009. This facility was subleased in March 2007 to Nuova Systems. We also lease office space in San Francisco, California, with a lease that extends through July 2008. We are currently seeking to either renew this lease or find office space elsewhere in the vicinity.

          India. We own an office in Pune, which is used primarily for development, consulting and quality assurance purposes. This facility occupies approximately 22,000 square feet. In August, 2007, we announced plans to close this facility. We also rent a facility occupying 1,100 square feet, on month-to-month terms.
          United Kingdom. We leased an office in Bracknell, UK for sales and professional services purposes. We closed this office in June 2007.
          We believe our current facilities are in good condition, are adequately covered by insurance and are adequate to meet our future needs.
Item 3.   Legal Proceedings
Patent Infringement
          On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services (the “Versata Lawsuit”). On October 9, 2007, we reached a settlement on the Versata Lawsuit. Under the terms of the settlement, Selectica paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from the Company’s Sales Configuration Solution’s (“SCS”) products and services and a 50% revenue share of SCS revenue from new Company SCS customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. The Company agreed that its quarterly payments will be the greater of the sum calculated by the percentages of SCS revenues or $200,000. Both parties entered into mutual releases, releasing any and all claims that they may have against the other occurring before the settlement date.
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
Item 4.   Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
          Our common stock is traded over the counter on The NASDAQ Global Market (“NASDAQ”) under the symbol “SLTC.” Our common stock began trading in March 2000.

	High	Low
Fiscal 2007
First Quarter	$2.88	$2.41
Second Quarter	$2.50	$2.27
Third Quarter	$2.50	$1.61
Fourth Quarter	$2.05	$1.64
Fiscal 2008
First Quarter	$2.00	$1.51
Second Quarter	$1.90	$1.42
Third Quarter	$2.07	$1.53
Fourth Quarter	$1.89	$1.20
          As of May 2, 2008, there were approximately 116 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.
          The trading price of our Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates or purchase recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company’s Common Stock. See “Risk Factors ”.
Equity Compensation Plan Information
          The following table sets forth as of March 31, 2008, certain information regarding our equity compensation plans.

	A	B	C
Number of securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding	outstanding	reflected in
Plan category	options warrants and rights	options warrants and rights	Column A)
(in thousands, except for per share amounts below)
Equity compensation plans approved by security holders	2,420	$2.44	14,117	(1)(2)
Equity compensation plans not approved by security holders	90	$3.95	1,755

Total	2,510	$2.50	15,872

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.

(2)	On each January 1, starting in 2001, the number of shares reserved for issuance under our 1999 Equity Incentive Plan will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 1.8 million shares. On each May 1, starting in 2001, the number of shares reserved for issuance under our 1999 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 1.0 million shares.

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
Item 6.   Management’s Discussion and Analysis
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth above.
          Overview
          We provide sales configuration (SCS) and contract management (CM) software solutions that allow enterprises to efficiently manage sell-side business processes. Our solutions include software, on demand hosting, professional services and expertise. Our SCS products enable customers to increase revenues and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes, which reside between legacy Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems. These products are built using Java technology and utilize a unique business logic engine, repository, and a multi-threaded architecture. This design reduces the amount of memory used to support new user sessions and to deploy a cost-effective, robust and highly scalable, Internet-enhanced sales channel.

          Our CM products enable customers to create, manage and analyze contracts in a single, easy to use repository and are offered as an on-premise or hosted solution. Our software enables any and all corporate departments (e.g. Sales, Services, Procurement, Finance, IT and others) to model their specific contracting processes using our application and to manage the lifecycle of the department’s relationships with the counterparty from creation through closure.
          The following is a summary of our net sales, costs of sales, gross profit and loss from operations by business unit and consolidated total for the periods presented below:

	Fiscal Years Ended March 31,
	2008	2007	2006	2005	2004
			(as restated)	(as restated)	(as restated)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$4,588	$1,369	$4,431	$9,133	$16,935
Services	11,415	13,352	19,002	21,987	23,089

Total revenues	16,003	14,721	23,433	31,120	40,024
Cost of revenues:
License	255	1,112	625	819	1,410
Services	3,946	7,558	8,621	12,480	16,906

Total cost of revenues	4,201	8,670	9,246	13,299	18,316

Gross profit	11,802	6,051	14,187	17,821	21,708
Operating expenses:
Research and development	5,045	7,358	8,804	12,455	13,621
Sales and marketing	6,664	6,868	6,664	11,926	14,586
General and administrative	5,427	7,761	10,573	9,624	6,765
Restructuring	1,193	6,005	824	929	—
Professional fees related to stock option investigation	3,596	2,639	—	—	—
Litigation settlement	16,275	—	7,500	—	—

Total operating expenses	38,200	30,631	34,365	34,934	34,972

Loss from operations	(26,397)	(24,580)	(20,178)	(17,113)	(13,264)
Other income (expense), net	381	465	(196)	82	1,092
Interest income	2,477	3,277	2,907	1,891	1,624

Net loss before provision (benefit) for income taxes	(23,539)	(20,838)	(17,467)	(15,140)	(10,548)
Provision (benefit) for income taxes	361	106	122	(117)	—

Net loss	$(23,901)	$(20,945)	$(17,589)	$(15,023)	$(10,548)

Basic and diluted net loss per share	$(0.84)	$(0.70)	$(0.54)	$(0.46)	$(0.34)
Shares used in computing basic and diluted net loss per share	28,457	29,995	32,808	32,665	31,165

	Fiscal Years Ended March 31,
	2008	2007	2006	2005	2004
			(as restated)	(as restated)	(as restated)
	(in thousands)
Consolidated Balance Sheets Data:
Current assets	$37,462	$59,795	$79,507	$98,349	$100,597
Non-current assets	2,778	3,841	6,363	9,275	25,819
Current liabilities	6,700	10,552	7,601	9,607	14,033
Non-current liabilities	6,282	3,172	1,091	1,434	1,481
Working capital	30,762	49,243	71,906	88,742	86,564
Total assets	40,240	63,636	85,870	107,624	126,416
Total stockholders’ equity	$27,258	$49,913	$77,178	$96,583	$110,902
Restatement of Consolidated Financial Statements
In October 2006, Selectica’s Board of Directors formed a Special Committee to conduct a voluntary investigation of its historical stock option grants.
Based on the Special Committee’s investigation, which the Company’s Board of Directors has adopted, the Company determined that the actual measurement dates for financial accounting purposes of certain stock options granted primarily during fiscal years 2001-2005 differed from the recorded grant dates of such awards and that new measurement dates for financial accounting purposes applied to the affected awards.
The affected grants included grants to employees, officers and former directors. As a result of the investigation, the Company recorded additional stock-based compensation expense and related tax effects with regard to past stock option grants, and restated previously filed financial statements in the Annual Report on Form 10-K for the year ended March 31, 2007.
The cumulative effect of the adjustments was to increase the Company’s accumulated deficit by $5.8 million as of March 31, 2007. Additionally, in light of the findings of the Special Committee, the Company has adopted remedial measures internal control measures and intends to adopt and implement further remedial measures.
For additional discussion, see Note 3, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements included with this report.
Summary of Operating Results for Fiscal 2008
          During the fiscal year ended March 31, 2008, the Company’s total revenues increased 9%, or $1.3 million, to $16.0 million compared with fiscal year ended March 31, 2007. The increase in revenues was primarily driven by a $3.2 million increase in license fees offset by a $1.9 million decrease in service revenue. The decline in service revenue of 15% was caused by a decline in Sales Configuration professional services revenues in fiscal year 2008 compared with the prior fiscal year.
          Revenue from the Sales Configuration business unit declined 21%, or $2.6 million, in fiscal 2008 to $10.2 million compared with revenue of $12.9 million in fiscal 2007. The decline consisted of a $2.1 million increase in license revenue offset by a $4.7 million reduction in service revenues due to fewer Sales Configuration professional services revenues.

          Revenue from the Contract Management business unit increased 205%, or $3.9 million, to $5.8 million in fiscal 2008 compared with revenue of $1.9 million in fiscal 2007. The increase was primarily driven by new customer license sales in fiscal 2008 at higher average selling prices.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.
          We consider our recognition of revenue, calculation of liabilities and stock-based compensation to be the most critical judgments that are involved in the preparation of the consolidated financial statements.
Results of Operations
Revenues

	2008	2007	Change
	(in thousands, except percentages)
License	$4,588	$1,369	$3,219
Percentage of total revenues	29%	9%	—
Services	$11,415	$13,352	$(1,937)
Percentage of total revenues	71%	91%	—
Total revenues	$16,003	$14,721	$1,282
          License. License revenues consist of revenue from licensing our software products. Fiscal 2008 license revenue increased by $3.2 million from the prior year primarily due to higher sales of new configurator and contract management sales.
          Services. Services revenues are comprised of fees from consulting, maintenance, training, on demand subscriptions and out-of pocket reimbursement. Service revenues for fiscal year 2008 decreased $1.9 million, or 15%, from the prior year, primarily due to a reduction of consulting activities within the Sales Configuration business unit as these activities are driven by new license sales. Services revenue from our Contract Management business unit category increased approximately $2.7 million as the number of customers increased from fiscal 2007.
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
Factors Affecting Operating Results
          A small number of customers in our SCS category account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

Fiscal Year ended March 31, 2008
Customer A	25%
Customer B	12%
Fiscal Year ended March 31, 2007
Customer A	11%
Customer B	30%
Customer C	12%

          Currently, we have foreign activities only in India. We anticipate that our exposure to foreign currency fluctuations will not be significant and have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.
Cost of Revenues

	2008	2007	Change
Cost of license revenues	$255	$1,112	$(857)
Percentage of license revenues	6%	81%	—
Cost of services revenues	$3,946	$7,558	$(3,612)
Percentage of services revenues	35%	57%	—
Total Cost of revenues
	$4,201	$8,670	$(4,469)
          Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, and other data transmission costs.
          During the fiscal year 2008, license costs were $0.3 million. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars in fiscal year 2009.
          Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated corporate expenses. During fiscal 2008, these costs decreased by approximately $3.6 million due to the improved utilization of resources and the reduction in headcount of employees. The cost of sales decrease during fiscal 2008 of approximately $0.9 million from the Sales Configuration Solutions Segment was due to a reduction of 18 headcount in Sales Configuration professional services. This reduction was partially offset by an increase of approximately $0.3M in the CM category due to the hiring of additional headcount.
Gross Margin

	2008	2007
Gross margin, license revenues	94%	19%
Gross margin, services revenues	65%	43%
Gross margin, total revenues	74%	41%
Gross Margin – Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2008 and 2007 were affected by the factors discussed above under “Revenues” and “Cost of Revenues”.
Gross Profit
Gross profit was $11.8 million, or 74% of revenues, in fiscal 2008 compared with $6.1 million, or 41% of revenues, in fiscal 2007. The improvement for fiscal year 2008 was due to higher professional services utilization and an increase in the sales mix toward higher margin license sales.
Sales configuration gross profit was $7.9 million, or 77% of revenues, in fiscal 2008 compared with $4.7 million, or 37% of revenues, in fiscal 2007. The improvement was due to higher professional services utilization and an increase in the sales mix toward higher margin license sales.
Contract management gross profit was $3.9 million, or 67% of revenues, in fiscal 2008 compared with $1.4 million, or 73% of revenues, in fiscal 2007. The increase in was due to higher levels of license sales at higher average selling prices during the fiscal 2008 compared with fiscal 2007.

Operating Expenses

	2008	2007	Change
Total research and development	$5,045	$7,358	$(2,313)
Percentage of total revenues	32%	50%	—
          Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of $2.3 million in fiscal 2008 compared to fiscal year 2007 was attributable primarily to a reduction in force of nine headcount and the related facilities, overhead and benefit costs in connection with an outsourcing arrangement with IBM.

	2008	2007	Change
Sales and marketing	$6,664	$6,868	$(204)
Percentage of total revenues	42%	47%	—
          Sales and Marketing. Sales and marketing expenses consist mainly of salaries and related costs for our sales and marketing organization, sales commissions, expenses for trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2008, sales and marketing expenses decreased $0.2 million primarily due to the absence of sales and marketing costs related to the elimination of a product line in the Company’s Sales Configuration segment in fiscal 2007.

	2008	2007	Change
General and administrative	$5,427	$7,761	$(2,335)
Percentage of total revenues	34%	53%	—
Professional fees related to stock option investigation	$3,596	$2,639	$957
Percentage of total revenues	22%	18%	—
Litigation settlement	$16,275	$—	$16,275
Percentage of total revenues	102%	—	—
          General and Administrative, Professional fees related to stock option investigation, and Litigation Settlement. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses declined $2.3 million in fiscal 2008 compared with fiscal 2007 due to lower headcount and reduced reliance on outside consulting services. We incurred approximately $3.6 million in professional fees related to the stock option investigation. We have also incurred approximately $16.3 million in legal settlement costs related to the Versata lawsuit (See Footnote 9 to the Consolidated Financial Statements).
          Restructuring. Restructuring expenses consist primarily of personnel reductions and excess facility charges related to our cost realignment initiatives. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2008 were (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2007	$103	$5,740	$5,843
Additional accruals	300	436	736
Amounts paid in cash	(277)	(2,974)	(3,251)
Loan to Sublessee	—	(497)	(497)

Balance, March 31, 2008	$126	$2,705	$2,831

	2008	2007	Change
Restructuring	$2,831	$5,843	$(3,012)
Percentage of total revenues	18%	40%	—
               During the fiscal year 2008, the Company reduced certain executive headcount and revised its excess facility accrual related to its corporate headquarters relocation in the amount of $0.3 million and $0.1 million, respectively.

Interest Income

	2008	2007	Change
Interest Income	$2,477	$3,277	(24%)
               Interest income consists primarily of interest earned on cash balances and short-term and long-term investments. Interest income decreased in fiscal year 2008 due to lower cash balances and interest rates. Interest income increased in fiscal year 2007 due to the higher rates of return than in the comparable prior period, partially offset by lower investment balances.
Provision for Income Taxes
               We incurred income taxes of approximately $361,000 for fiscal year 2008 and approximately $106,000 for fiscal year 2007. As of March 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $140.1 million and $109.9 million, respectively. As of March 31, 2008, we also had federal and state research and development tax credit carryforwards of approximately $0.7 million and $3.0 million, respectively.
          The fiscal 2008 and 2007 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.
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
Liquidity and Capital Resources

	2008	2007	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$35,213	$57,450	(39)%
Working capital	$30,762	$49,243	(38)%
Net cash used for operating activities	$(22,162)	$(9,558)	132%
Net cash provided by investing activities	$15,014	$34,770	(57)%
Net cash used for financing activities	$(484)	$(7,675)	(94)%
          Our primary sources of liquidity consisted of approximately $35.2 million in cash, cash equivalents and short-term investments as of March 31, 2008 compared to approximately $57.5 million in cash, cash equivalents and short-term investments as of March 31, 2007.
          In fiscal year 2008, net cash used in operating activities of approximately $22.2 million included a net loss of approximately $23.9 million. Adjustments for non-cash expenses include noncash charge for litigation settlement of $6.1 million, stock based compensation expenses of $1.5 million, depreciation and amortization of approximately $0.7 million, a decreases in accounts payable of approximately $2.5 million and an decrease of approximately $3.8 million in accrued liabilities.
          The $15.0 million of cash provided by investing activities in fiscal 2008 was primarily due to proceeds from the maturity of short term investments. In fiscal 2008 net cash used in financing of $0.5 million was primarily due to $0.2 million principal payments on note payable to Versata and $0.2 million used to purchase treasury stock.
Contractual Obligations
          Our contractual obligations and commercial commitments at March 31, 2008 were approximately $3.5 million. We had no significant commitments for capital expenditures as of March 31, 2008. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. We believe our cash, cash equivalents, and short-term investment balances as of March 31, 2008 are adequate to fund our operations through at least March 31, 2009.

          We do not anticipate any significant capital expenditures, un-planned payments due on long-term obligations, or other contractual obligations. However, management is continuing to review the Company’s cost structure to minimize expenses and use of cash as it implements its planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.
Off-balance sheet arrangements
          We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.
Item 7.   Consolidated Financial Statements
          Our financial statements, including the report of independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this report.
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 8A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
Changes in Internal Controls
          There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report of Internal Control Over Financial Reporting
          The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSCO) in Internal Control-Integrated Framework. Based on this evaluation, our Certifying Officers concluded that as of March 31, 2008, our internal controls over financial reporting were effective.
          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherant limitations in all control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the Company have been detected.
          This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.
Description of Material Weakness as of March 31, 2007
          As noted above, management concludes that internal controls are now effective however, management reached the opposite conclusion in prior periods. Specifically, management identified the following material weakness in internal control over financial reporting as of March 31, 2007:
•	The absence of adequate processes for detecting non-compliance with applicable laws and regulations relating to stock based compensation.
•	Financial statement preparation and review procedures. The Company had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. The Company had insufficient: a) review and supervision within the accounting and finance departments; and b) preparation and review of footnote disclosures accompanying its financial statements. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
Remediation of Prior Year Material Weakness
          Beginning the fourth quarter of fiscal 2007, we undertook the following actions in an effort to remediate the material weakness described above:
•	Instituted a new stock option grant policy providing that all stock option awards to officers and other employees will be granted by the Compensation Committee, and all stock option awards will be granted at meetings at which minutes shall be taken. Unanimous Written Consents (UWC’s) will no longer be used to grant stock option awards.
•	Instituted a “best practices” review of the Company’s existing stock option controls, processes, policies and procedures, after which a Special Committee comprised of independent Board Members proposed improvements intended to strengthen the Company’s options granting practices.
•	Improved training and education for all directors, officers and other relevant personnel, designed to ensure that everyone involved in the granting and administration of stock options fully understands the terms of the stock option plans, the relevant accounting requirements under Generally Accepted Accounting Principles for stock options and other share-based compensation, as well as recent revisions to the grant approval and documentation process.
•	Implemented a program of multiple level reviews of Financial Statements and supporting documentation.
          With the implementation of the above measures and internal control testing procedures performed throughout fiscal 2008, the Company believes that it has enhanced its internal control over financial reporting. Management therefore concluded that the above referenced material weakness in internal control over financial reporting have been fully remediated as of March 31, 2008 and as of that date, internal controls over financial reporting are effective.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act
Our directors and executive officers and their ages are as follows:

Name	Age	Position
Robert Jurkowski (4)	51	President, Chief Executive Officer and Chairman of the Board
Bill Roeschlein	39	Vice President, Chief Financial Officer and Corporate Secretary
Michael Shaw	56	Vice President and General Manager of Sales Configuration Solutions

James Arnold, Jr.(1)(2)(3)	51	Director
Jim Thanos(1)(2)(3)	58	Director
Brenda Zawatski(1)(2)(3)	47	Director
Lloyd Sems (5)	37	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	In August 2007, Mr. Jurkowski was elected President, Chief Executive Officer and Chairman of the Board.

(5)	Mr. Sems was elected to the Board on June 2, 2008, and did not serve on the Board during fiscal year 2008.
          Bob Jurkowski has served as our Chairman and Chief Executive since August, 2007 and as a director since August 2006. From July 2004 to January 2007, he served as the Chief Executive Officer of Intacct Corporation. From November 2002 to February 2004, Mr. Jurkowski was Chief Operating Officer of Apriso Corporation. From August 2001 to August 2002, Mr. Jurkowski was Chief Operating Officer of Silicon Energy Corporation. Previously, Mr. Jurkowski held various sales management positions with software companies including Rightworks Corporation, Aurum Software, Dun & Bradstreet Software, ADP and Oracle. Mr. Jurkowski holds a Bachelor of Arts degree in Economics from the University of Chicago.
          Bill Roeschlein has served as our Vice President, Chief Financial Officer and Corporate Secretary since September 2006. From March 2005 to September 2006, Mr. Roeschlein served as Corporate Vice President and Corporate Controller of Ultra Clean Holdings, Inc. From 2002 to 2005, Mr. Roeschlein served in various financial positions with Asyst Technologies including Controller of its joint venture, Asyst-Shinko, in Tokyo, Japan. Previously, Mr. Roeschlein held financial management positions with Hewlett-Packard and Coopers & Lybrand. Mr. Roeschlein is a Certified Public Accountant, and has a Master of Business Administration degree in Finance from Cornell University and a Bachelor of Arts degree in History with highest honors from the University of California, Los Angeles.
          Michael Shaw has served as our Vice President and General Manager of Sales Configuration Solutions since January 2008. From January 2001 to January 2008, Mr. Shaw was owner of Cole & Hartwick, a consulting and advisory services firm. From April, 2002 to April, 2004, Mr. Shaw served as Vice President, Sales-Strategic Accounts for Trilogy Software, Inc. Previously, he held various sales management positions with Siebel Systems, J.D. Edwards, Computron Software and Oracle Corporation. Mr. Shaw has a Bachelor of Arts degree in Marketing from Denison University.
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

          Jim Thanos has served as a director since October 2007. Since June 2002, Mr. Thanos has served on advisory boards and provided consulting services to a variety of companies. From June 2000 to June 2002, Mr. Thanos served as Executive Vice President and General Manager of Worldwide Field Operations at Broadvision. Previously, Mr. Thanos held senior sales management roles for Aurum Software, Harvest Software, and Metaphor Inc. Mr. Thanos also serves on the Board of Directors of SupportSoft, a provider of software and services for technology problem resolution. Mr. Thanos holds a B.A. in behavioral sciences from The Johns Hopkins University in Baltimore, Maryland.
          Lloyd Sems was elected to the Board of Directors of the Company on June 2, 2008. Since October 2003, he served as President of Sems Capital, LLC and of Capital Edge, LLC, both of which he founded, Previously, Mr. Sems served as Director of Research and Portfolio Manager for Watchpoint Asset Management. Mr. Sems holds a Bachelor of Science degree in Business Administration and Finance from Albright College.
Board of Directors Meetings and Committees
          During the fiscal year ended March 31, 2008, the Board of Directors held eleven meetings. For the fiscal year, each of the directors during the term of their tenure attended or participated in at least 75% of the aggregate of (i) the total number of meetings or actions by written consent of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which each such director served. The Board of Directors has standing audit, nominating and compensation committees.
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
Audit Committee
          During the fiscal year ended March 31, 2008, the Audit Committee of the Board of Directors (the “Audit Committee”) held four meetings. The Audit Committee reviews/acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors and the accounting practices of the Company. The Audit Committee reviews the consolidated financial statements, discusses matters with the independent auditors, has received the written disclosures from the independent accountants required by the Independence Standards Board Standard No. 1 and the audit committee recommends to the Board of Directors that the audited financial statements be included in the company’s annual report.
          During the fiscal year ended March 31, 2008, the members of the Audit Committee were Messrs. Arnold (Chair), Zawatski, and Thanos. Mr. Thanos joined the committee in October 2007. The Board amended and restated the Audit Committee’s written charter on January 21, 2004. A copy of the Audit Committee’s charter is available on the Company’s website at http://www.selectica.com/company/charters.html. The Board has determined each of the Audit Committee members to be independent under Nasdaq Rule 4200.
          The Board has determined that the Company’s independent financial expert is Mr. James Arnold, Jr.
Compensation Committee
          During the fiscal year ended March 31, 2008, the Compensation Committee of the Board of Directors held six meetings. The Compensation Committee makes recommendations to the Board regarding the compensation of the Board members, reviews the performance of the executive officers of the Company, establishes compensation programs for the officers, and reviews the compensation programs for other key employees, including salary and cash bonus levels and option grants under the 1999 Equity Incentive Plan and 2001 Supplemental Plan, and administers the 1999 Employee Stock Purchase Plan. The members of the Compensation Committee during the fiscal year ended March 31, 2008 were Messrs. Thanos (Chair), Arnold, and Zawatski.
Nominating Committee
          During the fiscal year ended March 31, 2008, the Nominating Committee of the Board of Directors (the “Nominating Committee”) held two meetings. Selectica’s Nominating Committee is charged with reviewing, acting on and reporting to the Board with respect to overseeing the search for, evaluation of, and nomination of directors for service on the Board and its committees, including candidates nominated by stockholders. In addition, the Nominating Committee is charged with evaluating the performance of the Board, reviewing its composition and structure, and overseeing and implementing continuing education programs. The members of the Nominating Committee during the fiscal year ended March 31, 2008 were Messrs. Zawatski (Chair) and Arnold.

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
          In evaluating nominees for director candidates to recommend to the Board, the Nominating Committee will take into account many factors within the context of the characteristics and needs of the Board as a whole. While the specific needs of the Board may change from time to time, all nominees for director are considered on the basis of the following minimum qualifications:
•	the highest level of personal and professional ethics and integrity, including a commitment to the Company’s values as set forth in the Company’s code of conduct;

•	practical wisdom and mature judgment;

•	diversity in background;

•	independence as a director as defined by the Securities and Exchange Commission (the “SCSC”) and Nasdaq;

•	understanding of basic financial statements;

•	broad training and significant leadership experience in business, technology, finance, corporate governance, public interest or other disciplines relevant to the long-term success of the Company;

•	the ability to gain an in-depth understanding of the Company’s business; and

•	a willingness to represent the best interests of all stockholders of the Company and objectively appraise the management’s performance.
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
          The Nominating Committee will evaluate candidates proposed by stockholders under criteria similar to the evaluation of other candidates. In addition, the Committee may also consider, as one of the factors in its evaluation, the amount of Company voting stock held by the stockholder and the length of time the stockholder has held such stock. The Nominating Committee will oversee an interview process in evaluating candidates. Stockholders wishing to submit candidates for consideration by the Nominating Committee may do so by writing to Selectica’s Corporate Secretary at Selectica, Inc., 1740 Technology Drive Suite 450, San Jose, California, 95110, Attn: Director Nominations, and by complying with the Company’s bylaws, a copy of which was filed as an exhibit to this annual report on form 10-KSB dated March 31, 2008.

          To be considered by the Nominating Committee in connection with the Company’s annual meeting of stockholders, recommendations for nomination to the Board must be submitted to the Secretary of the Company at the principal executive offices of the Company not less than seventy days nor more than ninety days prior to the first anniversary of the preceding year’s annual meeting. Recommendations should include: (1) the stockholder’s name, address and telephone number; (2) the amount and nature of record and/or beneficial ownership of Selectica securities held by the stockholder; (3) the name, age, business address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed candidate; (4) a description of the qualifications and background of the proposed candidate that addresses the minimum qualifications and other criteria for Board membership approved by the Board from time to time; (5) the amount and nature of record and/or beneficial ownership of the Company securities held by the proposed candidate, if any; (6) a description of all arrangements or understandings between the stockholder and the proposed candidate relating to the proposed candidate’s candidacy; (7) a statement as to whether the proposed candidate would be considered an independent director under applicable Nasdaq rules; (8) the consent of the proposed candidate (a) to be named in the proxy statement relating to Selectica’s annual meeting of stockholders, and (b) to serve as a director if elected at such annual meeting; and (9) any other information regarding the proposed candidate that may be required to be included in a proxy statement by applicable SCSC rules. The Nominating Committee may request any additional information reasonably necessary to assist it in assessing a proposed candidate.
          The nominees to the Board have been recommended for nomination by the Nominating Committee for inclusion in this proxy statement and on the Company’s proxy card and are incumbent directors standing for re-election.
Code of Ethics
          The Board of Directors has adopted a Code of Business Conduct (the “Code”), which outlines the principles of legal and ethical business conduct under which we do business. The Code is applicable to all of our directors, officers and employees. The Code is available under the heading “Code of Ethics” of the Company section of our website at www.selectica.com. Upon request to our Secretary, we will provide a copy of the Code free of charge. Any substantive amendment of the Code, and any waiver of the Code for executive officers or directors, will be made only after approval by a committee comprised of a majority of our independent directors and will be disclosed on our website. In addition, disclosure of any such waiver will be made within four days by the filing of a Form 8-K with the SCSC.
Section 16(a) Beneficial Ownership Reporting Compliance
          Under the Securities Exchange Act of 1934, as amended, our directors, certain officers, and any persons holding more than 10% of any class of our equity securities are required to report their ownership of our equity securities and any changes in that ownership to the Securities and Exchange Commission and any exchange or quotation system on which our securities are listed or quoted. Specific due dates for these reports have been established and we are required to report any failure to file such reports on a timely basis. Based solely on a review of copies of reports filed with the SEC, we believe that all persons required to file such reports complied with the filing requirements applicable to them for the fiscal year ended March 31, 2008, with the exception of reports that were filed late for the following persons: Bill Roeschlein (one Form 4 report relating to one transaction) and Robert Jurkowski (one Form 3 report and one Form 4 report relating to one transaction).
Item 10.   Executive Compensation
Summary
Our compensation committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns management’s interests with those of our stockholders. Our compensation committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of improving stockholder value.
Fiscal 2008 Summary Compensation Table
          The following table sets forth, for the last two fiscal years, the dollar value of all cash and noncash compensation earned by each person who was our principal executive officer during fiscal year 2008, our two other highest compensated executive officers who were in office at the end of fiscal 2008, and two individuals who would have been among our most highly compensated executive officers if they had been in office at the end of fiscal 2008 (the Named Executive Officers”).

						Non-Equity
				Stock	Option	Incentive Plan
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Total
Robert Jurkowski (3)	2008	$221,250	$90,000	$452,960	$38,968	$—	$803,178
President and Chief Executive Officer

Bill Roeschlein	2008	243,750	52,635	148,976	24,590	—	469,951
Vice President, Chief Financial Officer and Secretary	2007	116,827	40,000	21,274	12,086	33,674	223,861

Michael Shaw (4)	2008	59,810	—	—	2,370	—	62,180
Vice President and General Manager of Configuration Business Unit

Stephen Bennion (5)	2008	249,452	50,000	—	238,583	64,364	602,399
Former President and Chief Executive Officer	2007	320,971	—	—	343,939	—	664,910

J Terry Nicholson (6)	2008	245,014	59,213	135,575	52,891	96,002	588,695
Former Chief Operating Officer — CM business unit	2007	130,000	20,000	48,925	26,177	68,732	293,834

Steve Goldner (7)	2008	221,554	39,910	135,200	39,505	120,000	556,169
Former Vice President of Engineering	2007	$123,692	$—	$50,050	$22,778	$59,394	$255,914

(1)	Amounts reflect the total compensation expense for fiscal 2008, calculated in accordance with SFAS 123R under the modified prospective transition method. See note 9 of the notes to our consolidated financial statements, included elsewhere in this report, for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.

(2)	The amounts in this column represent bonus payments under our 2008 Executive Management Team Compensation Plan.

(3)	Mr. Jurkowski’s employment with us started on August 21, 2007.

(4)	Mr. Shaw’s employment with us started on January 14, 2008.

(5)	Mr. Bennion entered into a separation agreement with us on October 23, 2007.

(6)	Mr. Nicholson resigned on February 14, 2008.

(7)	Mr. Goldner entered into a separation agreement with us on January 9, 2008.

Outstanding Equity Awards at Fiscal Year-End 2008
          The following table sets forth information regarding outstanding equity awards as of March 31, 2008 for each of our named executive officers.

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity					Number of	Value of
			Incentive				Market	Unearned	Unearned
			Plan Awards:			Number of	Value of	Shares,	Shares,
	Number of	Number of	Number of			Shares or	Shares or	Units or	Units or
	Securities	Securities	Securities			Units of	Units of	Other	Other
	Underlying	Underlying	Underlying			Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Held That	That Have	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Not	Not	Not
Name	Exercisable(1)	Unexercisable	Options(#)	Price($)	Date	Vested(#)	Vested($)(2)	Vested(#)	Vested($)
Robert Jurkowski	87,500	512,500	—	1.89	11/12/2017	400,000	$584,000	—	—
Robert Jurkowski	16,667	33,333	—	1.81	11/15/2017	—	—	—	—
Bill Roeschlein	56,250	93,750	—	2.42	9/15/2016	—	—	—	—
Michael Shaw	150,000	—	—	1.50	2/14/2018	75,000	$130,500	—	—
Employment Agreement with Chief Executive Officer
In August, 2007, we entered into an employment agreement with Mr. Jurkowski when he became our Chief Executive Officer. Under the agreement, we will pay him an amount equal to his annual base salary if his employment is actually or constructively terminated. One-half of this amount will be paid immediately in a lump sum, and the balance will be paid in equal monthly installments during the 12-month period following the termination of his employment. Moreover, we will continue paying the employer portion of Mr. Jurkowski’s health insurance premiums for 12 months after the termination of his employment. If COBRA becomes unavailable during this 12-month period, he is entitled to a lump sum payment equal to the remaining unpaid COBRA premiums. If Mr. Jurkowski is entitled to a severance benefit, he is also entitled to a pro rata portion of his target bonus for his final year of employment. In addition, if we are subject to a change in control by August 21, 2008, then 50% of Mr. Jurkowski’s remaining unvested stock units and options will immediately vest. If we are subject to a change in control after August 21, 2008, all of his options and stock units will immediately vest.
Employment Agreement with Chief Financial Officer
In September 2006, we entered into an employment agreement with Mr. Roeschlein when he became our Chief Financial Officer. Under the agreement, he will immediately become vested in 50% of his unvested shares of restricted stock if the Company is subject to a change in control. If he experiences an involuntary termination within 12 months following the change in control, he will become vested in the remaining unvested shares. Mr. Roeschlein also entered into a severance agreement with us. Under that agreement, he is entitled to have his base salary and health insurance continued for 12 months if we terminate his employment without cause or he resigns for good reason within 12 months after a change in control. If we terminate his employment without cause not within 12 months after a change in control, his base salary and health insurance are continued for 6 months.
Employment Agreement with General Manager of Sales Configuration Unit
In January 2008, we entered into an employment agreement with Mr. Shaw when he became our Vice President and General Manager of our Sales Configuration business unit. Under the agreement, he will immediately become vested in 50% of his unvested shares of restricted stock if the Company is subject to a change in control. If he experiences an involuntary termination within 12 months following the change in control, he will become vested in the remaining unvested shares. Mr. Shaw also entered into a severance agreement with us. Under that agreement, he is entitled to have his base salary and health insurance continued for 12 months if we terminate his employment without cause or he resigns for good reason within 12 months after a change in control. If we terminate his employment without cause not within 12 months after a change in control, his base salary and health insurance are continued for 6 months.
Separation Agreement with Former President and Chief Executive Officer
On October 23, 2007, we entered into a Confidential Separation and General Release Agreement (the “Separation Agreement”) with Stephen Bennion, former President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, Mr. Bennion was placed on a paid leave of absence effective October 5, 2007, and continuing through December 27, 2007, at which time his employment with the Company terminated. Under the Separation Agreement, Mr. Bennion received a payment of $50,000, representing his target bonus for the current fiscal year, and he will continue to receive payments equal to his base salary on each regular payroll date through August 21, 2008, and health insurance premiums for himself and his dependents for a period ending not later than August 21, 2008. In exchange for the benefits described above, Mr. Bennion released any claims that he may have had against the Company.
Separation Agreement with Former Chief Operating Officer – CM business unit
On January 9, 2008, we agreed with Steve Goldner, our former Chief Operating Officer – CM business unit, that his employment with us would terminate approximately on February 15, 2008. Pursuant to the Severance Agreement dated September 27, 2006, between the Company and Mr. Goldner, we are continuing to pay his base salary for six months following his termination date. In addition, we are continuing to pay his health insurance premiums under COBRA for six months. In consideration of the severance benefits, Mr. Goldner released any claims that he may have had against the Company.

Director Compensation

	Fees
	Earned or	Stock	Option
	Paid in	Awards	Awards
Name	Cash	(1)	(1)	Total
Jamie Arnold	$60,500	$25,000	$149,837	$235,337
Brenda Zawatski	$78,304	$25,000	$23,905	$127,209
Jim Thanos	$21,728	$—	$11,209	$32,937

(1)	The amounts included in this column are the amounts of compensation cost recognized by us in Fiscal 2008. Our non-employee directors had stock awards outstanding at March 31, 2008 of the following: Jim Thanos, 13,812. Our non-employee directors had option awards outstanding at March 31, 2008 of the following: Jamie Arnold, 139,705; Brenda Zawatski, 64,705; and Jim Thanos, 64,705.
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
          On August 9, 2007, the Board amended the Company’s 1999 Equity Incentive Plan to discontinue all automatic stock option grants to the Company’s non-employee directors. The Board may determine in the future that grants of options or restricted shares to non-employee directors should resume as part of a revised compensation policy for Board members.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth, as of March 31, 2008, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.
          To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

	Shares Beneficially Owned as of
	March 31, 2008(1)
Name and Address of Beneficial Owners	Number of Shares	Percentage of Class
Bill Roeschlein (2)	100,439	*
Terry Nicholson (3)	116,666	*
Steve Goldner (4)	83,333	*
Michael Shaw (5)	—	—
Bob Jurkowski (6)	183,068	*
Brenda Zawatski (7)	46,043	*
James Arnold (8)	106,459	*
Jim Thanos (5)		*
Lloyd Sems (12)	1,167,573	4.0%

All executive officers and directors as a group (8 persons) (8)	1,793,581	6.2%

5% Shareholders
Steele Partners II, L.P. (10) 590 Madison Avenue, 32nd Floor New York, NY 10022	2,545,222	8.87%

Dimensional Fund Advisors, Inc. (9) 1299 Ocean Avenue Santa Monica, CA 90401	2,542,967	8.86%

Lloyd I. Miller III (9) 4550 Gordon Drive Naples, FL, 34102	2,192,092	7.64%

Bank of America Corporation (9) 100 North Tryon Street Charlotte, NC 28255	1,774,725	6.18%

*	Less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after March 31, 2008. Percentage of ownership is based on 28,694,542 shares of

Common Stock outstanding on March 31, 2008, plus shares of common stock subject to options or exercisable within 60 days of March 31, 2008 and held by each listed person. Shares of Common Stock subject to options exercisable within 60 days of March 31, 2008 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 37,939 shares of common stock held by Mr. Roeschlein and 62,500 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2008. Mr. Roeschlein’s address is c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.

(3)	Includes 116,666 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2008. Mr. Nicholson’s address is c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.

(4)	Includes 83,333 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2008. Mr. Goldner’s address is c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.

(5)	Mr. Shaw and Mr. Thanos do not have any options exercisable for shares of Common Stock within 60 days of March 31, 2008.

(6)	Includes 53,901 shares of common stock held by Mr. Jurkowski and 129,167 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2008. Mr. Jurkowski’s address is c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.

(7)	Includes 14,793 shares of common stock held by Ms. Zawatski and 31,250 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2008. Ms. Zawatski’s address is Pillar c/o Selectica, Inc., 1740 Technology Drive, San Jose, California 95110.

(8)	Includes 14,793 shares of common stock held by Mr. Arnold and 91,666 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2008. Mr. Arnold’s address is c/o Nuance Communications, Inc., 1 Wayside Road, Burlington, MA 01803.

(9)	Includes 514,582 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2008.

(10)	Reported by the investor on Schedule 13G as most recently filed with the Securities and Exchange Commission.

(11)	Reported by the investor on Schedule 13D.

(12)	Includes 536,162 shares of common stock held by Mr. Sems and 621,411 shares held beneficially by Sems Capital, LLC, of which Mr. Sems is the managing member.
Item 12.  Certain Relationships and Related Transactions, and Director Independence
          The Company’s Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.
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
On March 10, 2008 the company hired Jack Shaw. Jack Shaw is the brother of Michael Shaw, a named executive, and holds the title of Sr. Director of Product Management for the Sales Configuration business unit and reports directly to Michael Shaw.
PART IV
Item 13.  Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1) Financial Statements:
          The following are included in Item 7 and are filed as part of this Annual Report on Form 10-KSB.
•	Consolidated Balance Sheets as of March 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended March 31, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
(2) Financial Statement Schedules:
          None
(3) Exhibits:

Exhibit No.	Description
3.1(1)	The Second Amended and Restated Certificate of Incorporation.

3.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(4)	Amended and Restated Bylaws.

4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.

4.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.

4.5(10)	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007

10.1(1)	Form of Indemnification Agreement.

10.2(1)	1996 Stock Plan.

10.3(4)	1999 Employee Stock Purchase Plan as amended and restated February 1, 2008.

10.4(4)	1999 Equity Incentive Plan, as amended and restated August 1, 2006.

10.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.

10.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.

10.7(6)	Sublease Agreement between Selectica Incorporated and Nuova Systems dated March 6, 2007

10.8(7)	Employment Agreement between the Registrant and Stephen Bennion dated August 9, 2006.

10.9(10)	Employment Agreement between the Registrant and Bill Roeschlein dated September 11, 2006.

10.10(10)	Employment Agreement between the Registrant and Steve Goldner dated September 27, 2006.

10.11(10)	Employment Agreement between the Registrant and Terry Nicholson dated September 27, 2006.

10.12(4)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.

10.13(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.14(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.15(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.

10.16(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.

10.17(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.

10.18(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.

10.19(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.

10.20(4)	Addendum #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.

10.21(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.

10.22(10)	Company Compensation Plan for Non Employee Directors dated August 1, 2006.

10.23(8)	Letter Agreement between Registrant and Sanjay Mittal, dated July 21, 2006.

Exhibit No.	Description
10.24(7)	Separation Agreement between Registrant and Vince Ostrosky dated August 9, 2006.

10.25(5)	1999 Equity Incentive Plan Stock Option Agreement.

10.26(5)	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.27(5)	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.28(5)	Selectica UK Limited Major Account License Agreement dated December 5, 2003.

10.29(5)	Amendment Agreement between MCI WorldCom, Limited and Selectica UK Limited, dated December 23, 2004.

10.30(9)	Notice of Delisting, dated June 19, 2007.

10.31(11)	Separation Agreement between Registrant and Stephen Bennion dated October 23, 2007.

10.32	Severance Agreement between Registrant and William Roeschlein dated September 27, 2006

10.33	Severance Agreement between Registrant and Michael Shaw dated January 14, 2008

10.34	Employment Agreement between the Registrant and Rober Jurkowski dated August 21, 2007

10.35	Offer Letter between Registrant and Michael Shaw dated January 9, 2008

21.1(4)	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(5)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.

(6)	Previously filed in the Company’s report on Form 8-K filed on March 27, 2007.

(7)	Previously filed in the Company’s report on Form 8-K on August 15, 2006

(8)	Previously filed in the Company’s report on Form 8-K on July 27, 2006.

(9)	Previously filed in the Company’s report on Form 8-K on June 22, 2007.

(10)	Previously file in the Company’s report on Form 10-K on October 3, 2007

(11)	Previously filed in the Company’s report on Form 8-K on October 23, 2007.
(b) Exhibits.
      See (a)(3) above.
(c) Financial Statement Schedule.
      See (a)(2) above.
Item 14.  Principal Accountant Fees and Services
          Audit Fees
          The audit fees for the fiscal year ended March 31, 2008 invoiced by Armanino McKenna were $396,000. The audit fees incurred for the fiscal year ended March 31, 2007 were $412,000. The audit fees were for professional services rendered by the principal accountants for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s Form 10-Q or services normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
          Audit Related Fees
          The Company paid no audit related fees to Armanino McKenna for the fiscal year ended March 31, 2008. The Company paid $675,000 audit related fees to Armanino McKenna for the fiscal year ended March 31, 2007.
          Tax Fees
          The Company paid no tax fees to Armanino McKenna for the fiscal years ended March 31, 2008 and 2007.

FINANCIAL STATEMENTS
     As required under Item 7. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

SELECTICA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$22,137	$30,165
Short-term investments	13,076	27,285
Accounts receivable, net of allowance for doubtful accounts of $0 and $121, as of March 31, 2008 and 2007, respectively	1,330	1,778
Prepaid expenses and other current assets	919	567
Total current assets	37,462	59,795
Property and equipment, net	2,185	1,992
Intangible assets	102	309
Other assets	491	531
Long-term investments	—	1,009

Total assets	$40,240	$63,636

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$—
Accounts payable	518	3,014
Current portion of accrual for restructuring liability	1,937	3,043
Accrued payroll and related liabilities	740	920
Other accrued liabilities	735	1,324
Deferred revenues	1,984	2,251

Total current liabilities	6,700	10,552
Accrual for restructuring liability, net of current portion	924	2,653
Note payable to Versata, net of current portion	5,113	—
Other long-term liabilities	245	518

Total liabilities	12,982	13,723

Commitments and contingencies (See Notes 7 and 8)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2008 and 2007; None issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 150,000 shares at March 31, 2008 and 2007, respectively
Issued: 33,592 and 33,158 shares at March 31, 2008 and 2007, respectively
Outstanding: 28,695 and 28,407 shares at March 31, 2008 and 2007, respectively	4	4
Additional paid-in capital	300,939	299,476
Accumulated deficit	(240,783)	(216,889)
Accumulated other comprehensive loss net of income taxes	4	(18)
Treasury stock at cost — 11,346 and 11,189 shares at March 31, 2008 and 2007, respectively	(32,906)	(32,660)

Total stockholders’ equity	27,258	49,913

Total liabilities and stockholders’ equity	$40,240	$63,636

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Revenues:
License	$4,588	$1,369
Services	11,415	13,352

Total revenues	16,003	14,721
Cost of revenues:
License	255	1,112
Services	3,946	7,558

Total cost of revenues	4,201	8,670

Gross profit	11,802	6,051

Operating expenses:
Research and development	5,045	7,358
Sales and marketing	6,664	6,868
General and administrative	5,427	7,761
Restructuring	1,193	6,005
Professional fees related to stock option investigation	3,596	2,639
Litigation settlement	16,275	—

Total operating expenses	38,200	30,631

Loss from operations	(26,397)	(24,580)
Other income (expense), net	381	465
Interest income	2,477	3,277

Loss before provision for income taxes	(23,539)	(20,838)
Provision for income taxes	361	106

Net loss	$(23,901)	$(20,944)

Basic and diluted net loss per share	$(0.84)	$(0.70)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,457	29,995
The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
						Other
						Comprehensive
	Common Stock		Additional			Income	Treasury Stock		Total
			Paid-In	Deferred	Accumulated	(Loss), net of			Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	taxes	Shares	Amount	Equity	Loss
Balance at March 31, 2006	39,519	$4	$299,107	$(1,072)	$(195,945)	$(107)	(7,552)	$(24,809)	$77,178
Reclassification of deferred compensation upon adoption of FAS 123R	—	—	(1,072)	1,072	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(3,637)	(7,851)	(7,851)
Exercise of stock options by employees, net of repurchase	46	—	114	—	—	—	—	—	114
Shares issued in connection with ESPP	31	—	63	—	—	—	—	—	63
Share-based compensation expense	—	—	1,265	—	—	—	—	—	1,265
Comprehensive loss:
Other comprehensive gain, net of taxes	—	—	—	—	—	89	—	—	89	$89
Net loss	—	—	—	—	(20,944)	—	—	—	(20,944)	(20,944)

Total comprehensive loss										(20,855)

Balance at March 31, 2007	39,596	4	299,476	—	(216,889)	(18)	(11,189)	(32,660)	49,913
Exercise of stock options by employees, net of repurchase	92	—	—	—	—	—	—	—	—
Issuance of restricted Stock	353	—	—	—	—	—	(157)	(246)	(246)
Share-based compensation expense	—	—	1,463	—	—	—	—	—	1,463
Comprehensive loss:
Other comprehensive gain, net of taxes	—	—	—	—	7	22	—	—	29	$29
Net loss	—	—	—	—	(23,901)	—	—	—	(23,901)	(23,901)

Total comprehensive loss										$(23,872)

Balance at March 31, 2008	40,041	$4	$300,939	$—	$(240,783)	$4	(11,346)	$(32,906)	$27,258

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2008	2007
	(in thousands)
Operating activities:
Net loss	$(23,901)	$(20,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	449	654
Amortization	207	207
Non-cash charge for litigation settlement	6,118	—
Loss (gain) on disposition of property and equipment	(20)	1,091
Stock based compensation expense	1,469	1,265
Changes in assets and liabilities:
Accounts receivable (net)	448	1,465
Prepaid expenses and other current assets	(352)	1,692
Other assets	40	(20)
Accounts payable	(2,496)	1,363
Accrual for restructuring liability	(2,835)	5,843
Accrued payroll and related liabilities	(180)	(511)
Other accrued and long-term liabilities	(841)	(1,862)
Deferred revenues	(268)	199

Net cash used for operating activities	(22,162)	(9,558)

Investing activities:
Purchase of capital assets	(558)	(1,371)
Proceeds from disposition of property and equipment	22	40
Proceeds from sale of restricted investments	150	—
Purchase of short-term investments	(55,272)	(42,674)
Proceeds from maturities of short-term investments	69,663	76,854
Proceeds from maturities of long-term investments	1,009	1,921

Net cash provided by investing activities	15,014	34,770

Financing activities:
Principal payments on note payable to Versata	(238)	—
Purchase of treasury stock	(246)	(7,851)
Proceeds from issuance of common stock under stock option and stock purchase plans	—	176

Net cash used for financing activities	(484)	(7,675)

Effect of exchange rate changes on cash	(396)	—
Net increase (decrease) in cash and cash equivalents	(8,028)	17,537
Cash and cash equivalents at beginning of the period	30,165	12,628

Cash and cash equivalents at end of the period	$22,137	$30,165

Supplemental disclosure of cash flow information:
Income taxes paid	$927	$198
Supplemental disclosure of non-cash financing activities:
Change in unrealized gain (loss) on available for sales securities	$22	$89
The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Organization and Operations
     Selectica, Inc. (the Company or Selectica) was incorporated in the State of California on June 6, 1996 and subsequently reincorporated in the State of Delaware on January 19, 2000. The Company was organized to provide configuration, pricing management and quoting solutions for automating customers’ opportunity to order process. In May 2005, the Company purchased Determine Software, Inc. and entered the contract management software business.
2.  Summary of Significant Accounting Policies
     Principles of Consolidation
     The consolidated financial statements include all accounts of the Company and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance. As of March 31, 2008, the Company has invested in short-term and long-term investments including commercial paper, corporate notes/bonds, and government agency notes/bonds. Restricted investments include corporate bonds and term deposits. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have not been significant.
     Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, certificates of deposits, U.S. Agency, asset backed securities and Commercial Paper. Debt securities with maturities less than one year are available-for-sale and are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded net of tax as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The company’s investments policy limits the amount of credit exposure to any one issuer of debt securities.
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
     Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by Statement of Position (“SOP”) “Modification of SOP No. 97-2 Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). The Company recognizes maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, the Company recognizes license revenue ratably over the applicable period. The Company recognizes license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.
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
     In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). The Company follows the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company also accounts for certain arrangements under the completed contract method, when the terms of acceptance and warranty commitments preclude revenue recognition until all uncertainties expire. To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore license and services revenues have been recognized in accordance with SOP 81-1.
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
     In accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), vendor-specific objective evidence of fair value of maintenance is determined by reference to the price the customer will be required to pay when it is sold separately (that is, the renewal rate). Each license agreement offers additional maintenance renewal periods at a stated price. Maintenance contracts are typically one year in duration.
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
     Conctract Management (CM) Arrangements. CM arrangements generate revenue from two principal sources: (1) subscription revenues, which are comprised of subscription fees from customers accessing the company’s on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (2) related consulting services, consisting primarily of integration and training fees. Because the Company provides its application as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consulting services, when sold with subscription and support offerings, are accounted for separately when these services have stand-alone value to the customer, and there is objective and reliable evidence of fair value of the undelivered elements. In these circumstances, consulting service revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized after the services are performed.
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

     Customer Concentrations
     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

	Fiscal Years Ended March 31,
	2008	2007
Customer A	*	11%
Customer B	25%	30%
Customer C	12%	12%

*	Revenues were less than 10% of total revenues.
     Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended
	March 31,
	2008	2007
Customer A	15%	50%
Customer B	15%	21%
Customer C	15%	*
Customer D	12%	*
Customer E	10%	12%

*	Accounts Receivable were less than 10% of total accounts receivable.
     Warranties and Indemnifications
     The Company generally provides a warranty for its software product to its customers and accounts for its warranties under Statements of Financial Accounting Standards (“SFAS”) No. 5, "Accounting for Contingencies” (SFAS 5). The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2008 and 2007. To date, the Company has not refunded any amounts in relation to the warranty.
     The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2008 and 2007.
     Advertising Expense
     The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2008 and 2007 was approximately $113,000 and $37,000, respectively.

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
     Accumulated Other Comprehensive Income or Loss
     SFAS No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on our net loss as presented in our financial statements. Accumulated other comprehensive income or loss is comprised of net unrealized gain on available for sale securities of approximately $4,000 and loss approximately $18,000 at March 31, 2008 and 2007, respectively.
     Stock-Based Compensation
     Beginning April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan rights and compensation cost is recognized as expense over the requisite service period.
     The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes option-pricing model, consistent with the provisions of SFAS 123R, SAB 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123) to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The Company estimates the volatility of its stock options by using historical volatility in accordance with SAB 107. The Company believes its historical volatility is representative of its estimate of expectations of the expected term of its equity instruments. The Company bases the risk-free interest rate used in the option-pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical experience to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.
     If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different option-pricing model, the future periods may differ significantly from what has been recorded in the current period and could materially affect operating income (loss), net income (loss) and net income (loss) per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing option-pricing models, including the Black-Scholes option-pricing and binomial lattice models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of its stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements. There is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these option-pricing models, nor is there a means to compare and adjust the estimates to actual values.
     The Company previously applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS 123 as amended by SFAS No. 148.
     The effect of recording stock-based compensation for each of the periods presented was as follows:

	Fiscal Years Ended
	March 31,
	2008	2007
Stock-based compensation expense by category:
Cost of revenues	$27,000	$206,000
Research and development	374,000	218,000
Sales and marketing	184,000	171,000
General and administrative	882,000	670,000

Impact on net loss	$1,467,000	$1,265,000

     1999 Employee Stock Purchase Plan (“ESPP”)
     The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal year ended March 31, 2008 and 2007 was $19, 000 and $63,000, respectively. During the fiscal year ended March 31, 2008 and 2007, there were zero, and 61,633 shares issued, respectively, under the ESPP at a weighted average purchase price of $0 and $2.68 per share, respectively.
     Geographic Information:
     International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2008, 13% of sales were from international locations. For the fiscal year ended March 31, 2008 and 2007, sales to international locations were derived primarily from Canada, India, New Zealand, and the United Kingdom.

	Fiscal Years Ended
	March 31,
	2008	2007
International revenues	13%	12%
Domestic revenues	87%	88%

Total Revenues	100%	100%

     For the fiscal years ended March 31, 2008 and 2007, there were no sales to a specific international customer that accounted for 10% of the total revenue.
     For the years ended March 31, 2008 and 2007, the Company held long-lived assets outside of the United States with a net book of approximately $1.0 million. These assets were located in India in each of the respective years.
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
     There were no stock repurchases during fiscal 2008. During fiscal 2007, the Company repurchased approximately 3.6 million shares of its common stock at an average price of $2.16 in the open market at a cost of approximately $7.8 million. All fiscal 2007 repurchase activity was related to the stock buyback program which was approved in December 2005.
     All repurchases were made in compliance with Rule 10b 5-1 under the Securities Exchange Act of 1934, as amended. The Company values the repurchased Treasury Stock at the market value of the day of the transaction. The Company has no plans to resell any of the current Treasury Stock shares held. The Company records the repurchase of Treasury Stock at cost using the par value method.
     New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.
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

3.     Cash, Cash Equivalents and Investments
     Cash, cash equivalents, short term and long-term investments consisted of the following:

	Unrealized
	Cost	Gain	Loss	Market
		(in thousands)
March 31, 2008:
Cash and cash equivalents:
Cash	$2,418	$—	$—	$2,418
Money market fund	5,320	—	—	5,320
Commercial paper	9,592	—	—	9,592
Certificate of deposit	4,807	—	—	4,807

	$22,137	$—	$—	$22,137

Short-term investments:
(due in less than 12 months)
Commercial paper	$10,461	$—	$(2)	$10,459
Corporate notes & bonds	2,457	6	—	2,463
Certificate of deposit	154	—	—	154

	$13,072	$6	$(2)	$13,076

March 31, 2007:
Cash and cash equivalents:
Cash	$6,104	$—	$—	$6,104
Money market fund	645	—	—	645
Commercial paper	23,416	—	(7)	23,409

	$30,165	$—	$(7)	$30,158

Short-term investments:
(due in less than 12 months)
Auction rate securities	$2,700	$—	$—	$2,700
Government agencies	4,915	—	—	4,915
Corporate notes & bonds	15,921	—	(11)	15,910
Certificate of deposit	3,749	—	—	3,749

	$27,285	$—	$(11)	$27,274

Long-term investments:
(due in 12 to 18 months)
Government agencies	$983	$—	$—	$983
Certificate of deposit	26	—	—	26

	$1,009	$—	$—	$1,009

     The fair value of cash equivalents, based on quoted market prices, is substantially equal to their carrying value as of March 31, 2008 and 2007.
     The following table summarizes investment activity during the respective year

	2008	2007
Proceeds from available for sale securities	$71,435,686	$81,706,415
Realized gains/losses from sales	$548,599	$266,212
Amount of gains and losses reclassified out of comprehensive income	$(21,527)	$(89,107)
4.     Property and Equipment
     Property and equipment, at cost, consist of the following:

	March 31,
	2008	2007
	(in thousands)
Computers and software	$8,128	$8,022
Furniture and equipment	1,584	2,242
Leasehold improvements	869	775
Land and building	1,225	1,127
Automobile	36	36

	11,842	12,202
Less: accumulated depreciation	(9,657)	(10,210)

Total property and equipment, net	$2,185	$1,992

     Depreciation expense related to Property and Equipment was approximately $449,000 and $654,000 for the years ended March 31, 2008 and 2007, respectively.
5.     Accrued and Other Liabilities
     As of March 31, 2008 and 2007, liabilities consisted of the following:

	2008	2007
	(in thousands)
Accrued Payroll
Accrued salaries	$203	$148
Accrued vacation	299	431
Accrued bonus	71	180
Accrued commissions	77	86
Accrued benefits	90	75

Total	$740	$920

	2008	2007
	(in thousands)
Other Accrued Liabilities
Other payables	249	1,137
Accrued sales tax	53	102
Accrued taxes and accounting	433	85

Total	$735	$1,324

Deferred Revenue
Deferred revenue license	$—	$418
Deferred revenue hosting	6	159

	2008	2007
	(in thousands)
Deferred revenue consulting	188	43
Deferred revenue maintenance	1,790	1,631

Total	$1,984	$2,251

	2008	2007
	(in thousands)
Other Long Term Liabilities
Long-term deferred revenue	$234	$501
Lease obligation	11	17

Total	$245	$518

6.     Intangible Assets
     As of March 31, 2008, intangible assets are as follows:

Amount

(in thousands)
Cost	$801
Accumulated amortization	(699)

Net	$102

     These intangible assets are being amortized on a straight-line basis over their estimated lives as follows:

	Fiscal Years Ended March 31,
	2009	2010	2011	2012
		(in thousands)
Amortization by fiscal year	$95	$7	$0	$0

     Amortization for the years ended March 31, 2008 and 2007 was approximately $207,000 and $207,000.
7.     Operating Lease Commitments
     The Company leases office space and office equipment under non-cancelable operating lease agreements that expire at various dates through 2010. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2008, along with sublease rental income commitments are as follows:

	Amount
	(in thousands)
	Offices	Equipment	Sublease Income	Total
2009	2,864	30	(736)	2,158
2010	1,908	5	(544)	1,369
Total future minimum payments	$4,772	$35	$(1,280)	$3,527
     Rental expenses for office space and equipment were approximately $559,000 and $1.8 million for the years ended March 31, 2008 and 2007 respectively.
8.     Litigation
Patent Infringement
     On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. On October 9, 2007 Selectica Inc. and Versata Software Inc. reached a settlement of a patent lawsuit. Selectica paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from the Company’s Configuration, Pricing or Quoting (SCS or Sales Configuration Segment) products and services and a 50% revenue share of SCS revenue from new Company SCS customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. The Company agreed that its quarterly payments will be the greater of the sum calculated by the percentages of SCS revenues or $200,000. Both parties entered into mutual releases releasing any and all claims that they may have against the other occurring before the settlement date. At March 31, 2008, the present value of the amount owed to Versata was $5.9 million.
9.     Stockholders’ Equity (Deficit)
     Common Stock Reserved for Future Issuance
     At March 31, 2008, shares of common stock reserved for future issuance were as follows:

(in thousands)
Stock option plans:
Outstanding	2,510
Reserved for future grants	13,316
Employee Stock Purchase Plan	3,668

Total common stock reserved for future issuance	19,494

     Preferred Stock
     The Company is authorized to issue 25 million shares of preferred stock at a par value of $0.0001 per share. There was no preferred stock issued and outstanding at March 31, 2008 and 2007.
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

     Stock Option Plans — Approved by Stockholders
          1996 Plan
     The Company adopted the 1996 Stock Plan as amended and restated March 28, 2001 (the “1996 Plan”). A total of approximately 8.1 million shares of common stock have been reserved under the 1996 Plan. With limited restrictions, if shares awarded under the 1996 Plan are forfeited, those shares will again become available for new awards under the 1996 Plan. The 1996 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986, and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the board and consultants are eligible to participate in the 1996 Plan. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1996 Plan have a maximum term of ten years.
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

     Activity under all equity plans is as follows:

		Options Outstanding
	Shares			Weighted-
	Available for	Number of		Average
	Grant	Shares	Exercise Price	Exercise Price
	(in thousands except for per share amounts)
Balance at March 31, 2006	8,538	6,824	$0.50 – $63.48	$3.68
Increase in shares reserved	1,420	–
Options granted	(1,732)	1,732	$1.68 – $2.75	$2.34
Options exercised	–	(47)	$0.50 – $2.56	$2.44
Options cancelled	4,850	(4,850)	$1.68 – $63.48	$3.40
Options expired	(980)	–
Restricted stock awards issued	(449)

Balance at March 31, 2007	11,647	3,659	$1.68 – $63.48	$3.20
Increase in shares reserved	1,424	–
Options granted	(1,368)	1,368	$0 – $1.89	$1.82
Options exercised	–	–
Options cancelled	2,353	(2,353)	$1.68 – $63.48	$3.17
Options expired	(77)	–
Restricted stock awards issued	(664)

Balance at March 31, 2008	13,316	2,674	$1.50 – $63.48	$3.32

     Options outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

	Options Outstanding		Options Vested
		Weighted-
		Average		Weighted-
		Remaining		Average
Range of	Number of	Contractual	Number of	Exercise
Exercise Prices	Shares	Life (Years)	Shares	Price Per Share
$1.50 – $1.81	479,115	9.58	59,477	$1.76
$1.89 – $1.89	958,916	9.20	115,444	$1.89
$1.97 – $2.79	508,207	4.81	337,735	$2.47
$2.85 – $5.30	551,700	5.10	486,157	$3.85
$14.61 – $63.48	12,130	1.65	12,130	$27.46

$1.50 – $63.48	2,510,068	7.45	1,010,943	$3.32

     The weighted average term for exercisable options is 4.97 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2008 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2008 was $1.36 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at March 31, 2008 was $2,200 and none were related to exercisable options.

     The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2008	2007
Weighted average grant date fair value	$795,531	$1,290,492
Intrinsic value of options exercised	—	40,369
Fair value of shares vesting during the year	1,397,923	1,032,252
     The fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2008	2007
Risk-free interest rate	—	5.14%
Dividend yield	—	0.00%
Expected volatility	—	43.66%
Expected term in years	—	1.25
Weighted average fair value at grant date	—	$1.02
     The fair value of options granted under employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2008	2007
Risk-free interest rate	3.72%	4.64%
Dividend yield	0.00%	0.00%
Expected volatility	34.34%	37.96%
Expected option life in years	3.91	3.50
Weighted average fair value at grant date	$0.58	$0.75
Equity Compensation Plan Information
     The table below demonstrates the number of options issued and the number of options available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2008:

		Weighted-Average	Number of Securities
	Number of Securities to	Exercise Price of	Remaining Available
	be Issued upon Exercise	Outstanding	for Future Issuance
	of Outstanding Options,	Options and	Under Equity
	and Rights	Rights	Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	130	$3.72	1,346
1999 Equity Incentive Plan	2,290	$2.37	9,103
1999 Employee Stock Purchase Plan	—		3,668
Plans Not Required to be Approved by Stockholders
Officer Option Agreement	—	$—	—
2001 Supplemental Plan	90	$3.95	1,755

Total	2,510		15,872

     All vested shares granted under all Plans are exercisable; however, shares exercised but not vested under the 1996 Stock Plan are subject to repurchase.

10.     Computation of Basic and Diluted Net Loss Per Share
     Basic and diluted net loss per common share is presented in conformity with SFAS 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.
     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2008	2007
	(in thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	2,181	3,455
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	329	204

Total common stock equivalents excluded from diluted net loss per common share	2,510	3,659

11.     Income Taxes
     The provision for income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2008	2007
	(in thousands)
Domestic Pre-tax Loss	$(24,066)	$(19,896)
Foreign Pre-tax Income (Loss)	527	(942)

Total Pre-tax Loss	$(23,539)	$(20,838)

	Fiscal Years Ended March 31,
	2008	2007
	(in thousands)
Federal tax at statutory rate	$(8,004)	$(7,294)
Computed state tax	(1,251)	(1,023)
Computed foreign tax	275	77
Losses not benefited	9,238	8,346
Non-deductible expenses	190	—
Research and development tax credits	(88)	—

Income tax provision	$361	$106

     The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,
	2008	2007
	(in thousands)
Current:
US	$196	$25
Foreign	165	81

Income tax provision	361	106

Deferred:
Federal	—	—
State	—	—

Total Income tax provision	$361	$106

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
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,544	$62,358
Intangible assets	15,789	10,603
Tax credit carryforwards	2,776	5,827
Reserves and accruals	1,572	3,088
Depreciation	61	445
Stock compensation	658	296
Deferred revenue	180	205

Total net deferred tax asset	74,580	82,822
Valuation allowance	(74,580)	(82,822)

Net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance change by ($8.2 million) and $9.1 million during 2008 and 2007 respectively.
     As of March 31, 2008, the Company had federal and state operating loss carryforwards of approximately $140.1 million and $109.9 million, respectively. As of March 31, 2008, the Company also had federal and state research and development tax credit carryforwards of $0.7 and $3.0 million, respectively.
     The federal net operating loss and credit carryforwards begin to expire in 2012 through 2027, if not utilized. The state net operating loss carryforwards begun to expire in 2008 through various dates, if not utilized. The state tax credit carryforwards have no expiration date.
     The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.
     The Company believes it had a prior ownership change, as defined by Section 382 of the Internal Revenue Code (IRC), which will limit the future realization of its net operating loss carryforwards. Based on estimates prepared to date, the Company believes Section 382 could result in the forfeiture of approximately of $24.6 million of net operating loss carryforward for federal income tax purposes and $0 of net operating loss carryforward for California income tax purposes. Please note the net operating loss carryforwards above take into account this reduction.
     In addition, based on estimates prepared to date, the Company believes that $2.4 million and $1.0 million of the federal and California research tax credit carryforwards, respectively, could be subject to forfeiture due to Section 382 ownership changes under IRC Section 383 and/or possible credit amount reduction upon audit. Please note the research and development tax credit carryforwards above take into account this reduction.
     On April 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.
     The implementation of FIN 48 did not have a material impact on the Company’s financial statements. At April 1, 2007, the Company has not accrued an amount for tax liability from unrecognized tax benefits.
     At March 31, 2008, the Company has accrued $130,000 of income tax expense and $20,000 of interest and penalties due to Selectica India Private Ltd.’s branch operations within the U.S. resulting in an increase on the Company’s effective tax rate. In addition at March 31, 2008, the Company had $1.41 million of unrecognized tax benefits of which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year.
     A reconciliation of the beginning and ending unrecognized tax benefit amounts for 2008 are as follows (in thousands):

Amount
Balance at April 1, 2007	$—
Increases related to current year tax positions	1,564

Balance at March 31, 2008	$1,564

     The Company’s Federal, state, and foreign tax returns are subject to examination by the tax authorities from 1997 to 2007 due to net operating losses and tax carryforwards unutilized from such years.
12.     401(k) Benefit Plan
     Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2008 and 2007. Administrative expenses relating to the 401(k) Plan are insignificant.
13.     Restructuring

     During the fiscal year 2007, the Company continued with cost reduction efforts under Plan 6. Restructuring Plan 1-5 were initiated and completed prior to the beginning of fiscal 2007. On December 31, 2006 the company relocated the corporate headquarters to a smaller facility. As a result of the relocation the company recorded a one time charge of approximately $5.8 million, consisting principally of net present value of remaining lease payments estimated at $5.3 million and the remaining net book value of leasehold improvements on the abandoned facility of approximately $600,000. In addition, the company made a reduction in staff of 19 employees which represented 15% of the workforce. Headcount reductions consisted of 9 in research and development, 3 in professional services, 6 in sales and marketing and 1 in general administration and finance. These headcount reductions resulted in charges of approximately $385,000, consisting principally of severance payments and benefits, of which $165,000 was included in research and development expense, $52,000 included in cost of revenues, $120,000 in general and administrative expense and $48,000 in sales and marketing expense.
     The Company also elected to cease operation in the United Kingdom as of March 31, 2007. This resulted in headcount reductions of three people along with approximately $100,000 in costs.
     The restructuring accrual and the related utilization for the fiscal years ended March 31, 2008 and 2007 respectively were (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2006	—	—	—
Additional accruals — Plan 6	488	6,392	6,880
Amounts paid in cash — Plan 6	(385)	(652)	(1,037)

Balance, March 31, 2007	103	5,740	5,843
Additional accruals — Plan 6	300	436	736
Amounts paid in cash — Plan 6	(277)	(2,974)	(3,251)
Loan to Sublessee	—	(497)	(497)

Balance, March 31, 2008	$126	$2,705	$2,831

14. Segment Information
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
     Selectica offers comprehensive consulting, training and implementation services and ongoing customer support and maintenance, to support our software applications. The business is focused towards delivering software and services under two operating segments (1) Sales configuration, (SCS) and (2) Contract management, (CM).
     The SCS segment provides products that enable customers to increase revenues and reduce costs through web-enabled automation of quote-to-contract business processes. The CM segment provides products that enable customers to create, manage and analyze contracts in a single, easy to use repository.
     The company evaluates performance and allocates resources based on segment revenue and segment operating income (loss). Segment operating income (loss) is comprised of income before unallocated selling, general and administrative expenses, interest income and interest and other income. Segment information for total assets, capital expenditures and depreciation is not presented as such information is not used in measuring segment performance or allocating resources between segments. The Company began operations in CM in fiscal year 2006.

	Fiscal Years Ended March 31,
	2008	2007

	(in thousands)
Sales configuration:
Revenue	$10,248	$12,870
Cost of Sales	2,321	8,177

Gross Profit	7,927	4,693
Income (loss) from Operations	4,246	(22,070)
Contract management:
Revenue	5,755	1,851
Cost of Sales	1,880	493

Gross Profit	3,875	1,358
Income (loss) from Operations	(4,715)	(2,510)
Consolidated
Revenue	16,003	14,721
Cost of Sales	4,201	8,670

Gross Profit	11,802	6,051
Loss from Operations	$(26,397)	$(24,580)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Selectica, Inc.
We have audited the accompanying consolidated balance sheets of Selectica as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2008. These financial statements the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Selectica at March 31, 2008 and March 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Armanino McKenna LLP
San Ramon, California
June 10, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of June 10, 2008.

SELECTICA, INC. Registrant
/s/ ROBERT JURKOWSKI
Robert Jurkowski
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Jurkowski Robert Jurkowski	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	June 10, 2008

/s/ Bill Roeschlein Bill Roeschlein	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 10, 2008

Directors:

/s/ Jamie Arnold Jamie Arnold	Director	June 10, 2008

/s/ Brenda Zawatski Brenda Zawatski	Director	June 10, 2008

/s/ Jim Thanos Jim Thanos	Director	June 10, 2008

/s/ Lloyd Sems Lloyd Sems	Director	June 10, 2008

EXHIBIT INDEX

Exhibit
No.	Description
3.1(1)	The Second Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Designation of Series A Junior or Participating Preferred Stock.
3.3(4)	Amended and Restated Bylaws.
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)	Form of Registrant’s Common Stock certificate.
4.3(1)	Amended and Restated Investor Rights Agreement dated June 16, 1999.
4.4(2)	Rights Agreement between Registrant and U.S. Stock Transfer Corporation, as Rights Agent, dated February 4, 2003.
4.5(10)	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1996 Stock Plan.
10.3(4)	1999 Employee Stock Purchase Plan as amended and restated February 1, 2008.
10.4(4)	1999 Equity Incentive Plan, as amended and restated August 1, 2006.
10.5(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.
10.6(3)	Employment Agreement between the Registrant and Stephen Bennion dated as of January 1, 2003.
10.7(6)	Sublease Agreement between Selectica Incorporated and Nuova Systems dated March 6, 2007
10.8(7)	Employment Agreement between the Registrant and Stephen Bennion dated August 9, 2006.
10.9(10)	Employment Agreement between the Registrant and Bill Roeschlein dated September 11, 2006.
10.10(10)	Employment Agreement between the Registrant and Steve Goldner dated September 27, 2006.
10.11(10)	Employment Agreement between the Registrant and Terry Nicholson dated September 27, 2006.
10.12(4)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.
10.13(4)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.
10.14(4)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, Dated December 11, 2002.
10.15(4)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.
10.16(4)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.
10.17(4)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.
10.18(4)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.
10.19(4)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.
10.20(4)	Amendment #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.
10.21(4)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.

Exhibit
No.	Description
10.22(10)	Company Compensation Plan for Non Employee Directors dated August 1, 2006.
10.23(8)	Letter Agreement between Registrant and Sanjay Mittal, dated July 21, 2006.
10.24(7)	Separation Agreement between Registrant and Vince Ostrosky dated August 9, 2006.
10.25(5)	1999 Equity Incentive Plan Stock Option Agreement.
10.26(5)	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).
10.27(5)	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).
10.28(5)	Selectica UK Limited Major Account License Agreement dated December 5, 2003.
10.29(5)	Amendment Agreement between MCI WorldCom, Limited and Selectica UK Limited, dated December 23, 2004.
10.30(9)	Notice of Delisting, dated June 19, 2007.
10.31(11)	Separation Agreement between Registrant and Stephen Bennion dated October 23, 2007.
10.32	Severance Agreement between Registrant and William Roeschlein dated September 27, 2006
10.33	Severance Agreement between Registrant and Michael Shaw dated January 14, 2008
10.34	Employment Agreement between the Registrant and Rober Jurkowski dated August 21, 2007
10.35	Offer Letter between Registrant and Michael Shaw dated January 9, 2008
21.1(4)	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 8-K filed on February 6, 2003.

(3)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(4)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(5)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2006.

(6)	Previously filed in the Company’s report on Form 8-K filed on March 27, 2008.

(7)	Previously filed in the Company’s report on Form 8-K on August 15, 2007.

(8)	Previously filed in the Company’s report on Form 8-K on July 27, 2007.

(9)	Previously filed in the Company’s report on Form 8-K on June 22, 2008.

(10)	Previously file in the Company’s report on Form 10-K on October 3, 2007

(11)	Previously filed in the Company’s report on Form 8-K on October 23, 2007.