Form 10-Q
period 2008-06-30
SELECTICA INC
filed 2008-08-19
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
COMMISSION FILE NUMBER 000-29637
SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State of Incorporation)	77-0432030 (IRS Employer Identification No.)
1740 Technology Drive, Suite 450, San Jose, CA 95110-2111
(Address of Principal Executive Offices)
(408) 570-9700
(Registrant’s Telephone Number, Including Area Code)
     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2008, was 28,694,542.

FORM 10-Q
SELECTICA, INC.
INDEX

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995
The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q. The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	March 31,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,665	$22,137
Short-term investments	8,656	13,076
Accounts receivable, net of allowance for doubtful accounts $117 and $0, respectively	2,041	1,330
Prepaid expenses and other current assets	840	919

Total current assets	36,202	37,462

Property and equipment, net	1,928	2,185
Other assets	737	593

Total assets	$38,867	$40,240

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	690	518
Current portion of accrual for restructuring liability	1,891	1,937
Accrued payroll and related liabilities	1,253	740
Other accrued liabilities	815	735
Deferred revenues	2,680	1,984

Total current liabilities	8,115	6,700

Accrual for restructuring liability, net of current portion	557	924
Note payable to Versata, net of current portion	4,984	5,113
Other long-term liabilities	186	245

Total liabilities	13,842	12,982

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	301,300	300,939
Accumulated deficit	(243,374)	(240,783)
Accumulated other comprehensive loss	1	4
Treasury stock	(32,906)	(32,906)

Total stockholders’ equity	25,025	27,258

Total liabilities and stockholders’ equity	$38,867	$40,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007
Revenues:
License	$756	$1,711
Services	3,010	2,630

Total revenues	3,766	4,341
Cost of revenues:
License	51	60
Services	1,187	1,023

Total cost of revenues	1,238	1,083

Gross profit	2,528	3,258
Operating expenses:
Research and development	1,147	1,178
Sales and marketing	1,760	1,925
General and administrative	1,466	1,372
Legal settlement	114	—
Restructuring	380	90
Professional fees related to stock option investigation	19	1,851

Total operating expenses	4,886	6,416

Loss from operations	(2,358)	(3,158)
Interest and other income (expense), net	(216)	1,065

Loss before provision for income taxes	(2,574)	(2,093)
Provision for income taxes	17	206

Net loss	$(2,591)	$(2,299)

Basic and diluted net loss per share	$(0.09)	$(0.08)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,585	28,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(2,591)	$(2,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103	(6)
Amortization	31	52
Loss on disposition of property and equipment	81	—
Stock based compensation	362	178
Changes in assets and liabilities:
Accounts receivable, net	(711)	(418)
Prepaid expenses and other current assets	79	(527)
Other assets	(175)	(747)
Accounts payable	172	(1,519)
Accrual for restructuring liabilities	(413)	—
Accrued payroll and related liabilities	514	199
Other accrued liabilities and long-term liabilities	90	(1,485)
Deferred revenues	696	382

Net cash used in operating activities	(1,762)	(6,190)

Investing activities
Purchase of capital assets	(6)	52
Purchase of short-term investments	(3,335)	(17,235)
Proceeds from maturities of short-term investments	7,723	19,331
Proceeds from maturities of long-term investments	—	980
Proceeds from disposal of fixed assets	9	5

Net cash provided by investing activities	4,391	3,133

Financing activities
Principal payments on note payable to Versata	(200)	—
Net cash used in financing activities	(200)	—
Effect of exchange rate changes on cash	99	—

Net increase (decrease) in cash and cash equivalents	2,528	(3,057)
Cash and cash equivalents at beginning of the period	22,137	30,165

Cash and cash equivalents at end of the period	$24,665	$27,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended June 30, 2008 and 2007 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2008, and the results of operations and cash flows for the three months ended June 30, 2008 and 2007, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2008 has been derived from the audited consolidated financial statements at that date.
     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008.
2. Summary of Significant Accounting Policies
     There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-KSB for the year ended March 31, 2008.
   Customer Concentrations
     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.
     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,
	2008	2007
Customer A	*	19%
Customer B	20%	24%
Customer C	*	17%
Customer D	11%	10%
Customer E	11%	*

*	Customer account was less than 10% of total revenues.
     Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30,	March 31,
	2008	2008
Customer A	*	15%
Customer B	*	15%
Customer C	10%	15%
Customer D	10%	12%
Customer E	*	10%
Customer F	19%	*

*	Customer account was less than 10% of net accounts receivable.

   Accumulated and Other Comprehensive Income
     Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s condensed consolidated financial statements. Accumulated other comprehensive income is comprised of net unrealized gain on available for sale securities of approximately $1,000 and approximately $4,000 at June 30, 2008 and March 31, 2008, respectively.
     The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Net loss	$(2,591)	$(2,299)
Change in unrealized gain on securities	(3)	103

Comprehensive loss	$(2,594)	$(2,196)

   Segment Information
     The following is a summary of our net sales, costs of sales, gross profit and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Sales Configuration:
Revenue	$1,941	$2,962
Cost of sales	500	756

Gross profit	1,441	2,206
Income/(Loss) from operations	465	(2,700)

Contract Management:
Revenue	1,825	1,379
Cost of sales	738	327

Gross profit	1,087	1,052
Loss from operations	(844)	(458)

Consolidated
Revenue	3,766	4,341
Cost of sales	1,238	1,083

Gross profit	2,528	3,258

Loss from operations	$(2,358)	$(3,158)

     For the three months ended June 30, 2008, the Company’s total revenues were $3.8 million of which 20% represented license revenues and 80% represented services revenues. For the three months ended June 30, 2007, the Company’s total revenues were $4.3 million of which 39% represented license revenues and 61% represented services revenue.
     Revenue from the Sales Configuration segment was approximately $1.9 and $2.9 million for the three months ended June 30, 2008 and 2007, respectively. The revenue reduction of approximately $1 million in the Sales Configuration segment was primarily due to fewer license transactions.
     Revenue from the Contract Management segment was approximately $1.8 and $1.4 million for the three months ended June 30, 2008 and 2007, respectively. The revenue increase of approximately $0.4 million was due to more maintenance, subscription and consulting revenue in fiscal 2008 as the company executed a shift away from other license products. The Contract Management business continued to ramp in 2008 as more dedicated resources were involved in marketing efforts combined with a sales organization focused on the business.
3. Income Taxes
     On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.
     At March 31, 2008, the Company has accrued $0.13 million of income tax expense and $0.02 million of interest and penalties due to Selectica India Private Ltd.’s branch operations within the U.S. resulting in an increase on the Company’s effective tax rate. In addition at March 31, 2008, the Company had $1.41 million of unrecognized tax benefits of which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate.
     At June 30, 2008, the Company accrued a discrete item of $3K additional income tax expense and $3K of interest and penalties due to Selectica India Private Ltd’s branch operations within the US. This has a minimal effect of -0.36% on the Company’s effective tax rate.
     The Company’s Federal, state, and foreign tax returns are subject to examination by the tax authorities from 1997 to 2007 due to net operating losses and tax carryforwards unutilized from such years.
4. Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R “No. 123 (Revised 2004): Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period, which is the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied APB No. 25 and related interpretations and provided the required pro forma disclosures of SFAS No. 123.
     Equity Incentive Program
     The Company’s equity incentive program is a broad-based, retention program comprised of stock option plans and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008.
     There was no restricted stock issued during the first quarter of fiscal 2009.
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
          The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2008	2007
Risk-free interest rate	2.81%	N/A
Dividend yield	0.00%	N/A
Expected volatility	34.35%	N/A
Expected option life in years	4.00	N/A
     The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available		Weighted-average
	for grant	Number of shares	exercise price
	(in thousands)
Outstanding at March 31, 2008	13,316	2,674	3.32
Options granted	(45)	45	1.45
Options exercised	—	—
Options cancelled	422	(422)	2.77
Options expired	—	—

Outstanding at June 30, 2008	13,693	2,297	3.26

     The weighted average term for exercisable options is 5.70 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2008 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2008 was $1.35 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at June 30, 2008 was $0. The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $18,645, of which $0 was related to exercisable options.
     The options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Options Outstanding		Options Vested
		Weighted-
	Number of	Average		Weighted-
	Outstanding	Remaining		Average
Range of	Shares as of	Contractual	Options Vested at	Exercise
Exercise Prices per share	June 30, 2008	Life (in years)	June 30, 2008	Price per share
	(in thousands except for per share amount)
$ 1.45 — $ 1.81	524,115	6.12	64,478	1.75
$ 1.89 — $ 1.89	912,895	9.30	168,792	1.89
$ 1.97 — $ 3.40	440,395	5.45	356,979	2.97
$ 3.44 — $33.89	255,065	3.94	254,960	4.86
$52.70 — $52.70	500	1.96	500	52.70

	2,132,970	7.08	845,709	3.26
     The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended June 30,
	2008	2007
Weighted average options with strike price below FMV	0	83,500
Weighted average options with strike price at FMV	0	0
Weighted average options with strike price above FMV	2,132,970	3,133,297
     During the three months ended June 30, 2008, the Company granted 45,000 shares of stock options. The weighted average remaining contractual term of all options exercisable at June 30, 2008 is 7 years. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.
   1999 Employee Stock Purchase Plan (“ESPP”)
     The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation cost in connection with the ESPP for the three months ended June 30, 2008 was $32,875. The compensation expense in connection with the ESPP for the three months ended June 30, 2007 was $8,902. During the three months ended June 30, 2008 and 2007, there were no shares issued under the ESPP.
     The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,
	2008	2007
Risk-free interest rate	2.81%	4.64%
Dividend yield	0.00%	0.00%
Expected volatility	34.35%	55.10%
Expected life in years	1.25	1.25
5. Computation of Basic and Diluted Net Loss per Share
     Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, “Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	2,133	3,133
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	0	84

Total common stock equivalents excluded from diluted net loss per common share	2,133	3,217

6. Litigation and Contingencies
     The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008, (either alone or combined) will not materially affect its financial position, results of operations or liquidity.
7. Restructuring
     On June 30, 2008, the Company entered into a Separation Arrangement (“Separation Agreement”) with its former CEO, Bob Jurkowski. Pursuant to the terms of the Separation Agreement, Mr. Jurkowski’s employment with the Company terminated on June 30, 2008. Mr. Jurkowski also resigned as a member of the Company’s Board of Directors effective June 30, 2008. Under the Separation Agreement, Mr. Jurkowski received a payment of $45,000 representing his target bonus for the first quarter of fiscal 2009 and also a payment of $180,000 equal to six months of his base salary on July 10, 2008. The Company will also continue to pay Mr. Jurkowski payments equal to six months of his base salary and health insurance premiums for himself and his dependents until June 30, 2009. These amounts have been accrued for as of June 30, 2008.
     During the fiscal year 2009, the Company continued with cost reduction efforts. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2008, 2007, and for the quarter ended June 30, 2008 were, respectively (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2006	—	—	—
Additional accruals	$488	$6,392	$6,880
Amounts paid in cash	(385)	(652)	(1,037)

Balance, March 31, 2007	103	5,740	5,843
Additional accruals	300	436	736
Amounts paid in cash	(277)	(2,974)	(3,251)
Loan to Sublessee	—	(497)	(497)

Balance, March 31, 2008	126	2,705	2,831
Additional accruals	0	30	30
Amounts paid in cash	(73)	(455)	(528)
Loan to Sublessee	—	67	67

Balance, June 30, 2008	$53	$2,347	$2,400

8. Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effect, if any, the adoption of SFAS No. 161 would have on its consolidated results of operations, financial position and cash flows.
      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  SFAS No. 141R will establish new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  Among the more significant changes from existing principles and requirements, SFAS No. 141R expands the definition of a business and a business combination; requires that all assets, liabilities and non-controlling interests (including goodwill) acquired in a business combination, whether full or partial, be recorded at fair value; requires acquisition related expenses and restructuring costs to be expensed as incurred rather than included as part of the acquisition cost; requires contingent assets, liabilities and contingent consideration to be recognized at fair value at the date of acquisition with subsequent changes recognized in earnings; requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to be recognized as adjustments to income tax expense; and requires in-process research and development to be capitalized at fair value as an indefinite-lived asset and then amortized over its useful life when development is complete. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the potential impact of SFAS No. 141R.
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
9. Subsequent Events
     On July 1, 2008, Michael Shaw tendered his resignation as Vice President and General Manager of Sales Configuration Solutions of the Company. Michael Shaw entered into a Separation Arrangement (“Separation Agreement”) with the Company on July 1, 2008. Pursuant to the terms of the Separation Agreement, Mr. Shaw’s employment with the Company terminated on July 1, 2008. Under the Separation Agreement, the Company will continue to pay Mr. Shaw payments equal to six months of his base salary and health insurance premiums for himself and his dependents until December 31, 2008.

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
Quarterly Financial Overview
     For the three months ended June 30, 2008, our revenues were approximately $3.8 million with license revenues representing 20% and services revenues representing 80% of total revenues. In addition, approximately 42% of our quarterly revenue came from three customers. License margins for the quarter were 93% and services margins were 61%. Net loss for the quarter was approximately $2.6 million or $(0.09) per share. For the three months ended June 30, 2007, our revenues were approximately $4.3 million with license revenues representing 39% and services revenues representing 61% of total revenues. In addition, approximately 70% of our quarterly revenue came from four customers. License margins for the quarter were 96% and services margins were 61%. Net loss for the quarter was approximately $2.3 million or $(0.08) per share.
Critical Accounting Policies and Estimates
     There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-KSB for the year ended March 31, 2008.
   Factors Affecting Operating Results
          A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,
	2008	2007
Customer A	*	19%
Customer B	20%	24%
Customer C	*	17%
Customer D	11%	10%
Customer E	11%	*

*	Customer account was less than 10% of total revenues.
     We have incurred significant losses since inception and, as of June 30, 2008, we had an accumulated deficit of approximately $243 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market.
     In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history has been volatile and makes it difficult to forecast future operating results. This was evidenced by the decline in revenue in fiscal 2008 and 2007.
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
Results of Operations:
Revenues

	Three Months Ended
	June 30,
	2008	2007	Change
	(in thousands except percentages)
License	$756	$1,711	$(955)
Percentage of total revenues	20%	39%	(56)%
Services	$3,010	$2,630	$380
Percentage of total revenues	80%	61%	14%
Total revenues	$3,766	$4,341	$(575)
     License. For the three months ending June 30, 2008, license revenues decreased on a quarterly basis by approximately $1 million compared to the three months ending June 30, 2007. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.
     Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the three months ending June 30, 2008, services revenues increased $0.4 million compared to the period ending June 30, 2007. The increase primarily related to more service opportunities provided by new license agreements in CM business unit. Maintenance revenues represented 46% and 65% of total services revenues for the three months ended June 30, 2008 and June 30, 2007, respectively.
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
Cost of revenues

	Three Months Ended
	June 30,
	2008	2007	Change
	(in thousands, except percentages)
Cost of license revenues	$51	$60	$(9)
Percentage of license revenues	7%	4%	(15)%

Cost of services revenues	$1,187	$1,023	$164
Percentage of services revenues	39%	39%	16%
     Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, and other data transmission costs. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars in fiscal 2009.
     Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three months ended June 30, 2008, these costs increased 16% compared to the same period in 2007 primarily due to an increase of approximately $0.3M in the CM business unit due to the hiring of additional headcount.
     We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.
Gross Margins
Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended
	June 30,
	2008	2007
License	93%	96%
Services	61%	61%
     Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue and product mix. Due to lower license revenues to offset the fixed license costs, we experienced lower license gross margins during the three months ended June 30, 2008 compared to the three months ending June 30, 2007.
     Gross Margin — Services. During the three months ended June 30, 2008, the gross margin from services margin remained at 61% compared to the three months ending June 30, 2007.

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
Operating Expenses
   Research and Development Expenses

	Three Months Ended
	June 30,
	2008	2007	Change
	(in thousands, except percentages)
Research and development	$1,147	$1,178	$(31)
Percentage of total revenues	30%	27%	(3)%
     Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. Research and development expenses decreased slightly during the three months ending June 30, 2008 compared to the three months June 30, 2007 and were primarily attributable to a staff reduction and decreases in costs for facilities, overhead and benefits.
   Sales and Marketing

	Three Months Ended
	June 30,
	2008	2007	Change
	(in thousands, except percentages)
Sales and marketing	$1,760	$1,925	$(165)
Percentage of total revenues	47%	44%	(9)%
     Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended June 30, 2008, sales and marketing expenses decreased compared to the same period in 2007. The decrease is primarily due to lower commissions from lower sales.
   General and Administrative and Professional fees related to stock option investigation

	Three Months Ended
	June 30,
	2008	2007	Change
	(in thousands, except percentages)
General and administrative	$1,466	$1,372	$94
Percentage of total revenues	39%	32%	7%
Professional fees related to stock option investigation	$19	$1,851	$(1,832)
Percentage of total revenues	1%	43%	(99)%
     General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased slightly in the three months ended June 30, 2008 compared to the same period in 2007 primarily due to higher stock option expenses. We incurred approximately $1.9 million in professional fees related to the stock option investigation in the first quarter of fiscal 2007.

Interest and Other Income, Net
     Interest income consists primarily of interest earned on cash balances and short-term investments. During the three months ended June 30, 2008 and June 30, 2007, interest income totaled approximately $0.3 and $1.1 million, respectively. The decrease was due primarily to lower cash balances as well as lower interest rates on our cash and investments balances.
Provision for Income Taxes
     During the three months ended June 30, 2008 and 2007, we recorded income tax provisions of approximately $17,000 and $206,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.
Liquidity and Capital Resources

	June 30,	March 31,
	2008	2008	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$33,321	$35,213	(5)%
Working capital	$28,087	$30,762	(9)%

	Three Months Ended
	June 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(1,762)	$(6,190)
Net cash provided by investing activities	$4,391	$3,133
Net cash used in financing activities	$(200)	—
     Our primary sources of liquidity consisted of approximately $33 million in cash, cash equivalents and short-term investments as of June 30, 2008 compared to approximately $35 million in cash, cash equivalents and short-term investments as of March 31, 2008. During the three months ending June 30, 2008, the decrease in cash and cash equivalents was primarily related to approximately $2 million of cash used in operating activities. During the three months ending June 30, 2007, the decrease in cash and cash equivalents was primarily related to approximately $6.2 million of cash used in operations offset by net purchases of short and long-term investments and purchase of assets of approximately $3.1 million. We experienced a net decrease in working capital at June 30, 2008 as compared to March 31, 2008 primarily due to the cash used in operations.
     The net cash provided by investing activities for the three months ending June 30, 2008 and 2007 was due primarily to net maturity of available-for-sale investments.
     The net cash used in financing activities for the three months ended June 30, 2008 was a principal payment on note payable to Versata.
Contractual Obligations
     We had no significant commitments for capital expenditures as of June 30, 2008. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of June 30, 2008 are adequate to fund our operations through at least the next twelve months.
     We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

     Our contractual obligations and commercial commitments at June 30, 2008, are summarized as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After 5
Contractual Obligations:	Total	1 Year	Years	Years	Years
	(in thousands)
Operating leases	$4,082	$2,884	$1,196	$2	$—
Sublease income	$(1,100)	$(760)	$(340)	$—	$—
Net lease payments	$2,982	$2,124	$856	$2	$—
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
     During the three months ending June 30, 2008, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $1,300 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2008. During the three months ending June 30, 2007, a hypothetical 50 basis point increase in interest rates would have resulted in a reduction of approximately $31,000 (less than 0.1%) in the fair market value of our cash equivalents and investments. This potential change is based upon a sensitivity analysis performed on our financial positions at June 30, 2007.
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
     The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2008 through the fiscal years ending March 31, 2009:

	2009	Total
	(In Thousands)
Investment CD	$2,069	$2,069
Weighted Average yield	7.60%	7.60%
Commercial Paper	3,714	3,714
Weighted Average yield	2.64%	2.64%
Corporate notes & bonds	2,873	2,873
Weighted Average yield	2.52%	2.52%

Total investments	$8,656	$8,656

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. During the fiscal year ended March 31, 2008, our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
     For the period ended June 30, 2008, management has concluded that our disclosure controls and procedures were not effective due to the adverse impact on our disclosure controls and procedures resulting from the recent departure of our former CEO and CFO.
     In the course of reviewing our financial statements for the period ended June 30, 2008, our auditors noted a significant deficiency in our internal control over financial reporting. A control deficiency exists when the design or operation of a control does not allow our management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected.
     The significant deficiency noted by our auditors concerned our failure to timely record an entry in the current period to accrue a liability related to severance payments due to our former CEO, Robert Jurkowski. The error indicated a deficiency in the preparation and review of financial statements and related data. This failure was noted by the auditors and our financial statements were appropriately modified prior to filing of this report
Management’s Report of Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. During the fiscal year ended March 31, 2008, with the participation of Certifying Officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our Certifying Officers concluded that as of March 31, 2008, our internal controls over financial reporting were effective.
     Due to the recent departure of our CFO and CEO, our internal control over financial reporting during our most recently completed fiscal quarter may have been materially affected, or are reasonably likely to be materially affected.
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
ITEM 1A: RISK FACTORS
     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission filings including our Form 10-KSB for our fiscal year ended March 31, 2008, actual results could differ materially from those projected in any forward-looking statements.
We have a history of significant losses and may incur significant losses in the future.
     We incurred net losses of approximately $2.6 million and $2.3 million and for the quarters ended June 30, 2008 and 2007, respectively. We had an accumulated deficit of approximately $243 million as of June 30, 2008. We may continue to incur significant losses in the future for a number of reasons. We continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
Recent Personnel Changes May Have A Material Adverse Effect on Our Business
     We have recently experienced a number of management changes, including the departures of our Chief Executive Officer and Chief Financial Officer in June 2008 and the departures of the General Managers of our CM and SCS businesses in July 2008.  In response, we have retained interim management and are implementing steps to improve the operation of our business.  We believe these management changes will help to better align expenses and revenues and position us for improved operating results in the future however, over the short term and potentially longer, these changes may have a material adverse effect on our financial condition and results of operations and they have adversely impacted our disclosure and financial controls and procedures.

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.
     Our revenues are dependent on orders from a relatively small number of customers. Our five largest customers accounted for approximately 52% and 72% of our revenues for the quarters ended June 30, 2008 and 2007, respectively, and our ten largest customers accounted for approximately 68% and 81% of our revenues for the quarters ended June 30, 2008 and 2007, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.
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
     Management identified material weaknesses in the Company’s procedures and controls for detecting non-compliance with applicable regulations relating to stock based compensation for the period ended March 31, 2007. To address these weaknesses, the Company instituted a remediation program beginning in the fourth fiscal quarter of 2007. We have now substantively completed this remediation program which addressed the matters identified by management. Specifically, we instituted new policies governing the granting of stock options by the Board, undertook a best practices review of existing controls and proposed improvements to the Company’s option granting policies and improved training and education of directors, officers and other personnel in order to increase knowledge and awareness of the rules and restrictions surrounding share-based compensation and stock option awards. Management has completed an evaluation of the effectiveness of internal controls and has concluded that the material weaknesses described above had been remediated as of March 31, 2008 and no longer existed as of that date. Despite the remediation of these prior material weaknesses and significant deficiencies, we could in future periods, including the current year, identify additional material weaknesses or significant deficiencies, which adversely impact our financial statements. If we experience additional material weaknesses, these could result in material audit adjustments, or cause investors to lose confidence in our ability to operate our business, any of which could negatively impact our stock price. Also, the recent departure of our CEO and CFO could adversely impact our internal control over financial reporting.
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
     On July 1, 2008, the company eliminated the position of General Manager of our Contract Management Business Unit. The elimination could adversely affect our new product marketing strategy.
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
     Services revenues, which generated 80% and 61% of our revenues during the quarters ended June 30, 2008 and 2007 respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We intend to charge for our professional services on a time and materials rather than a fixed-fee basis. However, in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.
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
     We conduct development, quality assurance and professional services operations in India. As of June 30, 2008, we employed 5 persons in India and outsourced an additional 29 people through IBM, our outsource partner. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
Not applicable.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5: OTHER INFORMATION
Not applicable.
ITEM 6: EXHIBITS
Exhibit 31.1
Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1
Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 19, 2008

/s/ JAMES PARDEE
James Pardee
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.