Form 10-Q/A
period 2008-06-30
SELECTICA INC
filed 2008-11-06
CIK 1090908

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

FORM 10-Q/A
SELECTICA, INC.
INDEX

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A amends the Financial Statements, Footnotes and MD&A in Part I, Items 1 and 2, respectively, and Item 1A, Risk Factors on page 21 of the Quarterly Report on Form 10-Q of Selectica, Inc. (the “Company”) for the first quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on August 19, 2008 (the “Quarterly Report”) as the Company’s financial statements for the quarterly period ended June 30, 2008 should be restated and should no longer be relied upon.
     On November 5, 2008, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued quarterly report on Form 10-Q for the quarter ended June 30, 2008 was no longer accurate and should no longer be relied upon, solely as a result of the need to reduce non-cash stock-based compensation expense by $400,823. This reduction in stock-based compensation expense resulted from the forfeiture of restricted stock previously granted to an executive of the Company upon termination of his employment at the end of the quarter ended June 30, 2008.
     For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended and restated Form 10-Q is as of August 19,2008, the filing date of the Quarterly Report. This Amendment No. 1 on Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby.
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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	March 31,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,665	$22,137
Short-term investments	8,656	13,076
Accounts receivable, net of allowance for doubtful accounts $117 and $0, respectively	2,041	1,330
Prepaid expenses and other current assets	840	919

Total current assets	36,202	37,462

Property and equipment, net	1,928	2,185
Other assets	737	593

Total assets	$38,867	$40,240

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	690	518
Current portion of accrual for restructuring liability	1,891	1,937
Accrued payroll and related liabilities	1,253	740
Other accrued liabilities	815	735
Deferred revenues	2,680	1,984

Total current liabilities	8,115	6,700

Accrual for restructuring liability, net of current portion	557	924
Note payable to Versata, net of current portion	4,984	5,113
Other long-term liabilities	186	245

Total liabilities	13,842	12,982

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	300,899	300,939
Accumulated deficit	(242,973)	(240,783)
Accumulated other comprehensive loss	1	4
Treasury stock	(32,906)	(32,906)

Total stockholders’ equity	25,025	27,258

Total liabilities and stockholders’ equity	$38,867	$40,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007
Revenues:
License	$756	$1,711
Services	3,010	2,630

Total revenues	3,766	4,341
Cost of revenues:
License	51	60
Services	1,187	1,023

Total cost of revenues	1,238	1,083

Gross profit	2,528	3,258
Operating expenses:
Research and development	1,147	1,178
Sales and marketing	1,760	1,925
General and administrative	1,065	1,372
Legal settlement	114	—
Restructuring	380	90
Professional fees related to stock option investigation	19	1,851

Total operating expenses	4,485	6,416

Loss from operations	(1,957)	(3,158)
Interest and other income (expense), net	(216)	1,065

Loss before provision for income taxes	(2,173)	(2,093)
Provision for income taxes	17	206

Net loss	$(2,190)	$(2,299)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,585	28,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007
Operating activities
Net loss	$(2,190)	$(2,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103	(6)
Amortization	31	52
Loss on disposition of property and equipment	81	—
Stock based compensation	(39)	178
Changes in assets and liabilities:
Accounts receivable, net	(711)	(418)
Prepaid expenses and other current assets	79	(527)
Other assets	(175)	(747)
Accounts payable	172	(1,519)
Accrual for restructuring liabilities	(413)	—
Accrued payroll and related liabilities	514	199
Other accrued liabilities and long-term liabilities	90	(1,485)
Deferred revenues	696	382

Net cash used in operating activities	(1,762)	(6,190)

Investing activities
Purchase of capital assets	(6)	52
Purchase of short-term investments	(3,335)	(17,235)
Proceeds from maturities of short-term investments	7,723	19,331
Proceeds from maturities of long-term investments	—	980
Proceeds from disposal of fixed assets	9	5

Net cash provided by investing activities	4,391	3,133

Financing activities
Principal payments on note payable to Versata	(200)	—
Net cash used in financing activities	(200)	—
Effect of exchange rate changes on cash	99	—

Net increase (decrease) in cash and cash equivalents	2,528	(3,057)
Cash and cash equivalents at beginning of the period	22,137	30,165

Cash and cash equivalents at end of the period	$24,665	$27,108

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
     The components of comprehensive loss, net of related income tax, for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended
	June 30,
	2008	2007
	(In thousands)
Net loss	$(2,190)	$(2,299)
Change in unrealized gain on securities	(3)	103

Comprehensive loss	$(2,193)	$(2,196)

   Segment Information
     The following is a summary of our net sales, costs of sales, gross profit and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Sales Configuration:
Revenue	$1,941	$2,962
Cost of sales	500	756

Gross profit	1,441	2,206
Income/(Loss) from operations	465	(2,700)

Contract Management:
Revenue	1,825	1,379
Cost of sales	738	327

Gross profit	1,087	1,052
Loss from operations	(844)	(458)

Consolidated
Revenue	3,766	4,341
Cost of sales	1,238	1,083

Gross profit	2,528	3,258

Loss from operations	$(1,957)	$(3,158)

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
          The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2008	2007
Risk-free interest rate	2.81%	N/A
Dividend yield	0.00%	N/A
Expected volatility	34.35%	N/A
Expected option life in years	4.00	N/A
     The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available		Weighted-average
	for grant	Number of shares	exercise price
	(in thousands)
Outstanding at March 31, 2008	13,316	2,674	3.32
Options granted	(45)	45	1.45
Options exercised	—	—
Options cancelled	930	(930)	2.29
Options expired	—	—

Outstanding at June 30, 2008	14,201	1,789	3.26

     The weighted average term for exercisable options is 4 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2008 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2008 was $1.35 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at June 30, 2008 was $0. The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $18,645, of which $0 was related to exercisable options.
     The options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Options Outstanding		Options Vested
		Weighted-
	Number of	Average		Weighted-
	Outstanding	Remaining		Average
Range of	Shares as of	Contractual	Options Vested at	Exercise
Exercise Prices per share	June 30, 2008	Life (in years)	June 30, 2008	Price per share
	(in thousands except for per share amount)
$ 1.45 — $ 1.81	495,782	5.25	64,478	1.75
$ 1.89 — $ 1.89	437,895	6.31	168,792	1.89
$ 1.97 — $ 3.40	440,395	5.09	356,979	2.97
$ 3.44 — $52.70	255,565	3.84	255,460	4.86

	1,629,637	5.27	845,709	3.26
     The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended June 30,
	2008	2007
Weighted average options with strike price below FMV	0	83,500
Weighted average options with strike price at FMV	0	0
Weighted average options with strike price above FMV	1,629,637	3,133,297
     During the three months ended June 30, 2008, the Company granted 50,000 shares of stock options. The weighted average remaining contractual term of all options exercisable at June 30, 2008 is 5.3 years. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 20% for its options.
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

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	1,630	3,133
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	0	84

Total common stock equivalents excluded from diluted net loss per common share	1,630	3,217

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
Quarterly Financial Overview
     For the three months ended June 30, 2008, our revenues were approximately $3.8 million with license revenues representing 20% and services revenues representing 80% of total revenues. In addition, approximately 42% of our quarterly revenue came from three customers. License margins for the quarter were 93% and services margins were 61%. Net loss for the quarter was approximately $2.2 million or $(0.08) per share. For the three months ended June 30, 2007, our revenues were approximately $4.3 million with license revenues representing 39% and services revenues representing 61% of total revenues. In addition, approximately 70% of our quarterly revenue came from four customers. License margins for the quarter were 96% and services margins were 61%. Net loss for the quarter was approximately $2.3 million or $(0.08) per share.
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
   General and Administrative and Professional fees related to stock option investigation

	Three Months Ended
	June 30,
	2008	2007	Change
	(in thousands, except percentages)
General and administrative	$1,065	$1,372	$(307)
Percentage of total revenues	28%	32%	(4)%
Professional fees related to stock option investigation	$19	$1,851	$(1,832)
Percentage of total revenues	1%	43%	(99)%
     General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses decreased in the three months ended June 30, 2008 compared to the same period in 2007 primarily due to the $0.4 million forfeiture of restricted stock previously granted to one of our executives upon termination of his employment. We incurred approximately $1.9 million in professional fees related to the stock option investigation in the first quarter of fiscal 2007.

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
     We incurred net losses of approximately $2.2 million and $2.3 million and for the quarters ended June 30, 2008 and 2007, respectively. We had an accumulated deficit of approximately $243 million as of June 30, 2008. We may continue to incur significant losses in the future for a number of reasons. We continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5: OTHER INFORMATION
Not applicable.
ITEM 6: EXHIBITS
Exhibit 31.1
Certification of Chief Financial Officer and General Counsel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1
Certification of Chief Financial Officer and General Counsel pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 6, 2008

/s/ RICHARD HEAPS
Richard Heaps
Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Financial Officer and General Counsel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer and General Counsel pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.