Form 10-Q
period 2008-09-30
SELECTICA INC
filed 2008-11-14
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2008, was 28,722,577.

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

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	March 31,
	2008	2008
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$24,093	$22,137
Short-term investments	6,462	13,076
Accounts receivable, net of allowance for doubtful accounts of $25 and $0, respectively	2,559	1,330
Prepaid expenses and other current assets	634	919

Total current assets	33,748	37,462

Property and equipment, net	1,851	2,185
Other assets	759	593

Total assets	$36,358	$40,240

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	781	518
Current portion of accrual for restructuring liability	2,008	1,937
Accrued payroll and related liabilities	842	740
Other accrued liabilities	892	735
Deferred revenues	3,396	1,984

Total current liabilities	8,705	6,700

Accrual for restructuring liability, net of current portion	297	924
Note payable to Versata, net of current portion	4,853	5,113
Other long-term liabilities	267	245

Total liabilities	14,122	12,982

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	301,085	300,939
Accumulated deficit	(245,923)	(240,783)
Accumulated other comprehensive income (loss)	(24)	4
Treasury stock	(32,906)	(32,906)

Total stockholders’ equity	22,236	27,258

Total liabilities and stockholders’ equity	$36,358	$40,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
License	$156	$1,091	$912	$2,802
Services	2,979	2,891	5,990	5,521

Total revenues	3,135	3,982	6,902	8,323
Cost of revenues:
License	51	53	102	112
Services	1,159	885	2,345	1,903
Total cost of revenues	1,210	938	2,447	2,015

Gross profit	1,925	3,044	4,455	6,308
Operating expenses:
Research and development	970	1,139	2,117	2,317
Sales and marketing	1,353	1,136	3,114	3,061
General and administrative	1,842	1,360	2,974	2,738
Legal settlement	—	16,118	47	16,118
Restructuring	293	572	673	662
Professional fees related to stock option investigation	16	1,297	35	3,148

Total operating expenses	4,474	21,622	8,960	28,044

Loss from operations	(2,549)	(18,578)	(4,505)	(21,736)
Interest and other income (expense), net	(382)	800	(598)	1,868

Loss before provision for income taxes	(2,931)	(17,778)	(5,103)	(19,868)
Provision for income taxes	19	38	37	244

Net loss	$(2,950)	$(17,816)	$(5,140)	$(20,112)

Basic and diluted net loss per share	$(0.10)	$(0.63)	$(0.18)	$(0.71)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,712	28,407	28,703	28,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	September 30,
	2008	2007
Operating activities
Net loss	$(5,140)	$(20,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198	228
Amortization	52	104
(Gain)/loss on disposition of property and equipment	81	(90)
Stock-based compensation	146	346
Changes in assets and liabilities:
Accounts receivable, net	(1,229)	(222)
Prepaid expenses and other current assets	284	(256)
Other assets	(217)	(112)
Accounts payable	263	(785)
Accrual for restructuring liabilities	(556)	—
Accrued payroll and related liabilities	102	(4)
Other accrued liabilities and long-term liabilities	50	14,334
Deferred revenues	1,679	(7)

Net cash used in operating activities	(4,287)	(6,576)

Investing activities
Purchase of capital assets	(115)	(81)
Purchase of short-term investments	(6,582)	(44,186)
Proceeds from maturities of short-term investments	12,937	35,612
Proceeds from maturities of long-term investments	—	1,009
Proceeds from disposal of fixed assets	11	6

Net cash provided by (used in) investing activities	6,251	(7,640)

Financing activities
Principal payments on note payable to Versata	(400)	—

Net cash used in financing activities	(400)	—

Effect of exchange rate changes on cash	392	—

Net increase (decrease) in cash and cash equivalents	1,956	(14,216)
Cash and cash equivalents at beginning of the period	22,137	30,165

Cash and cash equivalents at end of the period	$24,093	$15,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
     The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and six months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended September 30, 2008 and 2007 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (including normal recurring adjustments) have been made to present fairly the financial position at September 30, 2008, and the results of operations and cash flows for the three and six months ended September 30, 2008 and 2007, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2008 has been derived from the audited consolidated financial statements at that date.
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
Customer Concentrations
     A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.
     Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Customer A	26%	45%	23%	28%
Customer B	10%	*	*	10%
Customer C	13%	11%	11%	10%

*	Customer account was less than 10% of total revenues.
     Customers who accounted for at least 10% of net accounts receivable were as follows:

	September 30,	March 31,
	2008	2008
Customer A	33%	15%
Customer B	*	15%
Customer C	10%	15%
Customer D	*	12%
Customer E	*	10%

*	Customer account was less than 10% of net accounts receivable.

Fair Value Measurements
     The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other
	Balance as of	Identical Assets	Observable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)
Cash equivalents:
Money market funds	$18,529	$18,529	$—
Certificates of deposit	687	—	687
Commercial paper	3,729	—	3,729
Short-term investments:
Corporate bonds	1,375	—	1,375
Certificates of deposit	3,838	—	3,838
Commercial paper	1,248	—	1,248

	$29,406	$18,529	$10,877

     The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).
Accumulated and Other Comprehensive Income
     Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the net loss as presented in the Company’s condensed consolidated statements of operations. Accumulated other comprehensive income is comprised of net unrealized gains and (losses) on available for sale securities of $(24,000) and $4,000 at September 30, 2008 and March 31, 2008, respectively.
     The components of comprehensive loss, net of related income tax, for the three and six months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(2,950)	$(17,816)	$(5,140)	$(20,112)
Change in unrealized gain on securities	(24)	(79)	(27)	24

Comprehensive loss	$(2,974)	$(17,895)	$(5,167)	$(20,088)

]

Segment Information
     The following is a summary of our net revenues, costs of sales, gross profit and income (loss) from operations by segment and consolidated total for the periods presented below (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in thousands)
Sales Configuration Solutions:
Revenues	$1,692	$3,054	$3,633	$6,016
Cost of Sales	368	567	868	1,246

Gross Profit	1,324	2,487	2,765	4,770
Income from Operations	645	1,895	1,110	3,493

Contract Management Solutions:
Revenues	1,443	928	3,268	2,307
Cost of Sales	842	371	1,580	769

Gross Profit	601	557	1,688	1,538
Loss from Operations	(1,043)	(1,126)	(1,888)	(2,563)

Unallocated Corporate Expenses	(2,151)	(19,347)	(3,729)	(22,666)

Consolidated:
Revenues	3,135	3,982	6,902	8,323
Cost of Sales	1,210	938	2,447	2,015

Gross Profit	1,925	3,044	4,455	6,308
Loss from Operations	$(2,549)	$(18,578)	$(4,505)	$(21,736)
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
     As of March 31, 2008, the Company has accrued $130,000 of income tax expense and $20,000 of interest and penalties as a result of Selectica India Private Ltd.’s branch operations within the U.S. resulting in an increase on the Company’s effective tax rate. In addition, at March 31, 2008, the Company had $1.41 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate.
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
     There were 478,456 units of restricted stock issued during the three months ended September 30, 2008.
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

          The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended September 30,
	2008	2007
Risk-free interest rate	2.34%	N/A
Dividend yield	0.00%	N/A
Expected volatility	39.95%	N/A
Expected option life in years	3.07	N/A
     The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available		Weighted-average
	for grant	Number of shares	exercise price
	(in thousands)
Outstanding at June 30, 2008	14,201	1,789	$3.26
Options granted	(85)	85	1.13
Options cancelled	460	(460)	2.00

Outstanding at September 30, 2008	14,576	1,414	$3.63

     The weighted average term for exercisable options is 5.67 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2008 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2008 was $1.01 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at September 30, 2008 was $0. The aggregate intrinsic value of stock options outstanding at September 30, 2007 was $4,485, of which $0 was related to exercisable options.
     The options outstanding and exercisable at September 30, 2008 were in the following exercise price ranges:

	Options Outstanding		Options Vested
		Weighted-
	Number of	Average		Weighted-
	Outstanding	Remaining		Average
Range of	Shares as of	Contractual	Options Vested at	Exercise
Exercise Prices per share	September 30, 2008	Life (in years)	September 30, 2008	Price per share
	(in thousands except for per share amount)
$1.12 — $ 1.81	388,490	7.65	51,248	$1.73
$1.89 — $ 2.52	317,353	8.86	64,171	2.01
$2.75 — $ 3.53	317,375	6.30	269,918	3.21
$3.54 — $52.70	231,646	3.88	231,646	4.99

	1,254,864	6.92	616,983	$3.63
     The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average options with strike price below FMV	—	25,000	—	83,500
Weighted average options with strike price at FMV	—	—	—	—
Weighted average options with strike price above FMV	1,254,864	2,821,158	1,254,864	2,762,158
     During the three months ended September 30, 2008, the Company granted 85,000 shares of stock options. The weighted average remaining contractual term of all options exercisable at September 30, 2008 is 6.9 years. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 22.87% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)
     The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation cost in connection with the ESPP for the three and six months ended September 30, 2008 was $(1,550) and $31,326, respectively. The compensation expense in connection with the ESPP for the three and six months ended September 30, 2007 was $6,003 and $14,905. During the three months ended September 30, 2008 there were 28,035 shares issued under the ESPP with a weighted average purchase price of $0.94 per share. During the three and six months ended September 30, 2007, there were no shares issued under the ESPP due to the ongoing stock option investigation.
     The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Six Months Ended
	September 30,
	2008	2007
Risk-free interest rate	2.81%	4.64%
Dividend yield	0.00%	0.00%
Expected volatility	34.35%	55.10%
Expected life in years	1.25	1.25
5. Computation of Basic and Diluted Net Loss per Share
     Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, "Earnings per Share” (“SFAS 128”), for all periods presented. In accordance with SFAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share is equivalent to the basic net loss per share because the Company has experienced losses in all periods presented and thus no potential common shares from the exercise of stock options have been included in the net loss per share calculation.
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
7. Restructuring
     On June 30, 2008, the Company entered into a Separation Arrangement (“Separation Agreement”) with its former CEO, Robert Jurkowski. Pursuant to the terms of the Separation Agreement, Mr. Jurkowski’s employment with the Company terminated on June 30, 2008. Mr. Jurkowski also resigned as a member of the Company’s Board of Directors effective June 30, 2008. Under the Separation Agreement, Mr. Jurkowski received a payment of $45,000 representing his target bonus for the first quarter of fiscal 2009 and also a payment of $180,000 equal to six months of his base salary on July 10, 2008. The Company will also continue to pay Mr. Jurkowski payments equal to six months of his base salary and health insurance premiums for himself and his dependents until June 30, 2009. These amounts have been accrued for as of June 30, 2008. Mr. Jurkowski’s outstanding issuances of restricted stock were cancelled and a $400,823 non-cash stock-based compensation expense reduction was recorded in the Company’s statements of operations for the quarter ended June 30, 2008.
     During the six months ended September 30, 2008, the Company continued with cost reduction efforts. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2008, 2007, and for the six months ended September 30, 2008 were as follows (in thousands):

	Severance and	Excess
	Benefits	Facilities	Total
Balance, March 31, 2006	—	—	—
Additional accruals	$488	$6,392	$6,880
Amounts paid in cash	(385)	(652)	(1,037)

Balance, March 31, 2007	103	5,740	5,843
Additional accruals	300	436	736
Amounts paid in cash	(277)	(2,974)	(3,251)
Loan to Sublessee	—	(497)	(497)

Balance, March 31, 2008	126	2,705	2,831
Additional accruals	0	30	30
Amounts paid in cash	(109)	(910)	(1,019)
Loan to Sublessee	—	463	463

Balance, September 30, 2008	$17	$2,288	$2,305

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
Overview
     We provide Sales Configuration (SC) and Contract Management (CM) software solutions that allow enterprises to efficiently manage sell-side business processes. Our solutions include software, on demand hosting, professional services and expertise. Our SC products enable customers to increase revenues and reduce costs through seamless, web-enabled automation of the “quote to contract” business processes, which reside between legacy Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems. These products are built using Java technology and utilize a unique business logic engine, repository, and a multi-threaded architecture. This design reduces the amount of memory used to support new user sessions and to deploy a cost-effective, robust and highly scalable, Internet-enhanced sales channel.
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
Quarterly Financial Overview
     For the three months ended September 30, 2008, our revenues were approximately $3.1 million with license revenues representing 5% and services revenues representing 95% of total revenues. In addition, approximately 49% of our quarterly revenues came from three customers. License margins for the quarter were 67% and services margins were 61%. Net loss for the quarter was approximately $3.0 million or $(0.10) per share. For the three months ended September 30, 2007, our revenues were approximately $4.0 million with license revenues representing 27% and services revenues representing 73% of total revenues. In addition, approximately 54% of our quarterly revenues came from two customers. License margins for the quarter were 95% and services margins were 69%. Net loss for the quarter was approximately $17.8 million or $(0.63) per share, including $16.1 million relating to a legal settlement.
Critical Accounting Policies and Estimates
     There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-KSB for the year ended March 31, 2008.
Factors Affecting Operating Results
          A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Customer A	26%	45%	23%	28%
Customer B	10%	*	*	10%
Customer C	13%	11%	11%	10%

*	Customer account was less than 10% of total revenues.
     We have incurred significant losses since inception and, as of September 30, 2008, we had an accumulated deficit of approximately $246 million. We believe our success depends on the growth of our customer base and the development of the emerging configuration, pricing management, quoting solutions and the contract management and compliance market.
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
Results of Operations:
Revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
License	$156	$1,091	$(935)	$912	$2,802	$(1,890)
Percentage of total revenues	5%	27%	(86%)	13%	34%	(67%)
Services	$2,979	$2,891	$88	$5,990	$5,521	$469
Percentage of total revenues	95%	73%	3%	87%	66%	8%
Total revenues	$3,135	$3,982	$(847)	$6,902	$8,323	$(1,421)
     License. For the three and six months ending September 30, 2008, license revenues decreased by approximately $0.9 million and $1.9 million, respectively, compared to the three and six months ending September 30, 2007. These declines were due primarily to declines in license revenues from our sales configuration business as we changed our focus to a more channel-driven model. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.
     Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenue and out-of pocket reimbursement. During the three and six months ending September 30, 2008, services revenues increased $0.1 million and $0.5 million, respectively, compared to the period ending September 30, 2007. The increase primarily related to more subscription revenues provided by new subscription agreements in the CM business unit. Maintenance revenues represented 45% and 62% of total services revenues for the three months ended September 30, 2008, and 2007, respectively. Maintenance revenues represented 46% and 63% of total services revenues for the six months ended September 30, 2008 and 2007, respectively.
     We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new contracts. In addition, maintenance renewals are dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in services revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.
Cost of revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Cost of license revenues	$51	$53	$(2)	$102	$112	$(10)
Percentage of license revenues	33%	5%	(4%)	11%	4%	(9%)
Cost of services revenues	$1,159	$885	$274	$2,345	$1,903	$442
Percentage of services revenues	39%	31%	31%	39%	34%	23%
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
     Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three and six months ended September 30, 2008, these costs increased 31% and 23%, respectively, compared to the same periods in 2007 primarily due to an increase of approximately $0.3 million and $0.4 million, respectively, in the CM business unit due to the addition of headcount and increased use of third-party consultants.
     We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to manage our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.
Gross Margins
     Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
License	67%	95%	89%	96%
Services	61%	69%	61%	66%
     Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue and product mix. We experienced significantly lower license gross margins during the three and six months ended September 30, 2008 compared to the three and six months ending September 30, 2007 primarily due to lower license revenues and relatively flat fixed license costs.
     Gross Margin — Services. Gross margin decreased to 61% for both the three and six months ended September 30, 2008, compared to 69% and 66% for the three and six months ended September 30, 2007, respectively, primarily due to an increase of approximately

$0.3 million and $0.4 million, respectively, in the CM business unit due to the addition of headcount and increased use of third-party consultants.
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
Operating Expenses
Research and Development Expenses

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Research and development	$970	$1,139	$(169)	$2,117	$2,317	$(200)
Percentage of total revenues	31%	28%	(15%)	31%	28%	(9%)
     Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. Research and development expenses decreased slightly during the three and six months ended September 30, 2008 compared to the three and six months ended September 30, 2007 and were primarily attributable to reductions in headcount and decreases in costs for facilities, overhead and benefits.
Sales and Marketing

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Sales and marketing	$1,353	$1,136	$217	$3,114	$3,061	$53
Percentage of total revenues	43%	28%	19%	45%	37%	2%
     Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended September 30, 2008, sales and marketing expenses increased compared to the same period in 2007, largely due to increases in staff in our CM unit. For the six months ended September 30, 2008, sales and marketing expenses were relatively unchanged.
General and Administrative and Professional fees related to stock option investigation

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
General and administrative	$1,842	$1,360	$482	$2,974	$2,738	$236
Percentage of total revenues	59%	34%	35%	43%	33%	9%

     General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased significantly in the three and six months ended September 30, 2008 compared to the same periods in 2007 primarily due to higher utilization of outside services in the areas of accounting and legal.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments along with the impact of currency fluctuations due to valuation adjustments, primarily in our Indian subsidiary. During the three months ended September 30, 2008 and September 30, 2007, interest and other income (expense), net totaled approximately $(0.4) million and $0.8 million, respectively. During the six months ended September 30, 2008 and September 30, 2007, interest and other income (expense), net totaled approximately $(0.6) million and $1.9 million, respectively. The decreases were due primarily to lower cash balances, lower interest rates on our cash and short-term investments balances and unfavorable foreign exchange rate movements against the U.S. dollar.
Provision for Income Taxes
     During the three months ended September 30, 2008 and 2007, we recorded income tax provisions of approximately $19,000 and $38,000, respectively. During the six months ended September 30, 2008 and 2007, we recorded income tax provisions of approximately $37,000 and $244,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and states taxes in the U.S.
Liquidity and Capital Resources

	September 30,	March 31,
	2008	2008	Change
	(in thousands)
Cash, cash equivalents and short-term investments	$30,555	$35,213	$(4,658)
Working capital	$25,043	$30,762	$(5,719)

	Six Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(4,287)	$(6,576)
Net cash provided by (used in) investing activities	$6,251	$(7,640)
Net cash used in financing activities	$(400)	—
     Net cash used in operating activities was $4.3 million for the six months ended September 30, 2008, resulting primarily from our net loss of $5.1 million and a $1.2 million increase in accounts receivable. These decreases in cash flows from operating activities were partially offset by a $1.7 million increase in deferred revenues.
     Net cash used in operating activities was $6.6 million for the six months ended September 30, 2007, resulting primarily from our net loss of $20.1 million and a $0.8 million decrease in accounts payable. These decreases in cash flows from operating activities were partially offset by a $14.3 million increase in other accrued liabilities and long-term liabilities.
     Net cash provided by investing activities was $6.3 million for the six months ended September 30, 2008, which largely consisted of $6.4 million of net proceeds of short-term investments. Net cash used in investing activities was $7.6 million for the six months ended September 30, 2007, which largely consisted of $8.6 million of net purchases of short-term investments, partially offset by $1.0 million of proceeds of long-term investments.
     As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.
     Net cash used in financing activities was $0.4 million for the six months ended September 30, 2008, which were principal payments on our note payable to Versata. There were no financing activities for the six months ended September 30, 2007.
Contractual Obligations
     We had no significant commitments for capital expenditures as of September 30, 2008. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds.

We have no outside debt and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of September 30, 2008 are adequate to fund our operations through at least the next twelve months.
     We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize non-revenue generating expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.
     As of September 30, 2008, there were no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-KSB for the year ended March 31, 2008.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures about market risk affecting us, See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2008, which is incorporated herein by reference. Our exposure to market risk has not changed materially since June 30, 2008.

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
     As discussed below, we identified a material weakness in our internal control over financial reporting as of September 30, 2008. Accordingly, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2008.
     On September 9, 2008, Richard Heaps was elected to be our Chief Financial Officer, replacing our former interim Chief Financial Officer, who served in that capacity following the resignation of our former Chief Financial Officer in June, 2008. Following his appointment, we initiated a review of our internal control over financial reporting.
     In the course of that review and the preparation of our financial statements for the quarter ended September 30, 2008, management noted several significant control deficiencies in our internal control over financial reporting. Management concluded that these deficiencies collectively amounted to a material weakness in our financial controls over financial reporting, whereas each individual item may not have by itself constituted a material weakness in those controls. A control deficiency exists when the design or operation of a control does not allow our management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected.
     Among the items identified by management during the review were several significant deficiencies that resulted in adjustments and reclassifications to certain financial statement accounts, including the failure to record an entry in the proper period reversing a previously recorded expense due to the issuance of restricted stock to our former CEO. The error indicated a deficiency in the prior preparation and review of financial statements and related data. As a result, our financial statements for the first fiscal quarter of 2009 were appropriately modified and refiled prior to the filing of this report. We are in the process of implementing processes and procedures designed to remediate the control deficiencies we identified, in order to allow us to detect such changes and record them in the proper accounting period.

Changes in Internal Control over Financial Reporting
     Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within our Company have been detected.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Patent Infringement
     On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that we have been and are willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524, 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services (the “Versata Lawsuit”). On October 9, 2007, we reached a settlement on the Versata Lawsuit. Under the terms of the settlement, we paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from our Sales Configuration Solution’s (“SC”) products and services and a 50% revenue share of SC revenue from new SC customers that are currently Versata customers and to whom Versata makes an introduction to us. We agreed that our quarterly payments will be the greater of the sum calculated by the percentages of SC revenues or $200,000. Both parties entered into mutual releases, releasing any and all claims that they may have against the other occurring before the settlement date.
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
     We incurred net losses of approximately $3.0 million and $5.1 million for the three and six months ended September 30, 2008. We had an accumulated deficit of approximately $246 million as of September 30, 2008. We may continue to incur significant losses in the future for a number of reasons including the uncertainties around our ability to and the timing of the impact of our efforts to increase revenues and the timing around the impact of our cost reduction efforts. We continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.
We do not know the impact of current economic conditions on our customers and our business.
     The United States and world economies currently face a number of economic challenges, including the availability of credit for businesses and consumers. The financial markets have been dramatically and adversely affected and many companies are either cutting back expenditures or delaying plans to add additional personnel or systems. If these conditions continue or worsen, the ability of our customers to pay for or obtain funding to pay for our products and services may be adversely affected which would then have a significant adverse impact on our ability to generate revenues and cash flow and may cause us to sustain further losses.
Recent personnel changes may have a material adverse effect on our business.
     We have recently experienced a number of management changes, including the departures of our Chief Executive Officer and Chief Financial Officer in June 2008 and the departures of the General Managers of our CM and SC businesses in July 2008 as well as the recent appointment of our new CFO. We believe these management changes will help to better align expenses and revenues and position us for improved operating results in the future, however, over the short term and potentially longer, these changes may have a material adverse effect on our financial condition and results of operations and during the transition have adversely impacted our disclosure and financial controls and procedures.

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.
     Our revenues are dependent on orders from a relatively small number of customers. Our three largest customers accounted for approximately 49% and 34% of our revenues for the three and six months ended September 30, 2008, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.
Our annual and quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.
     We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) services; (3) subscription for on-demand services; and (4) bundled license, maintenance, and services. In instances where maintenance is bundled with a license of software products, such maintenance term is typically one year.
     For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.
     Our annual and quarterly revenues may also fluctuate due to our inability to perform services, achieve specific milestones and obtain formal customer acceptance of specific elements of the overall completion of a project. As we provide such services and products, the timing of delivery and acceptance, changed conditions with the customers and projects could result in changes to the timing of our revenue recognition, and thus, our operating results.
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

Management identified a material weakness in our internal control over financial reporting in the quarters ending June 30, 2008 and September 30, 2008. Failure to maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.
In the quarters ending June 30, 2008 and September 30, 2008, management identified several significant deficiencies in our internal control over financial reporting that collectively constitute a material weakness in internal control over financial reporting. Management has remediated or is in the process of implementing new controls and procedures designed to remediate these significant deficiencies. If we are unable to remediate these significant deficiencies or if we experience additional significant deficiencies or material weaknesses in the future, we may be required to record material audit adjustments. As a result, investors may lose confidence in our ability to operate our business, any of which could materially affect our stock price.
If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.
     We have recently revised our product marketing focus. We had previously positioned our company primarily as a seller of Sales Configuration (SC) software. However, we are now investing a significant portion of our internal resources into a second offering, our contract management products. If the market for these products is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.
     On July 1, 2008, we eliminated the position of General Manager of our Contract Management Business Unit. The elimination could adversely affect our new product marketing strategy.
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
Developments in the market for enterprise software including contract management and sales configuration solutions may harm our operating results, which could cause a decline in the price of our common stock.
     The market for enterprise software including contract management and sales configuration solutions is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.
     The rapid change in the marketplace poses a number of concerns. The decrease in technology infrastructure spending may reduce the size of the market for contract management and sales configuration solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for contract management and sales configuration solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.
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
     Services revenues, which generated 95% and 87% of our total revenues during the three and six months ended September 30, 2008, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We generally charge for our professional services on a time and materials rather than a fixed-fee basis. However, in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.
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
     We conduct development, quality assurance and professional services operations in India. As of September 30, 2008, we employed 5 persons in India and outsourced an additional 29 people in India through IBM, our outsource partner. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.
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
Our planned reduction in expenses will place a significant strain on our management systems and resources, and if we fail to manage these changes, our business will be harmed.
     We plan to further reduce our operating expenses, and as a result, this would place increased demands on our managerial, administrative, operational, financial and other resources.

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
     We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. We adopted the provisions of SFAS 123R using a modified prospective application effective April 1, 2006. We use the Black-Scholes option pricing model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, SFAS 123R applies to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense cost calculated under SFAS 123R will continue to negatively impact our operating results.
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
Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of our company.
     Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights plan adopted by us on February 4, 2003 may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:
•	providing for a classified board of directors with staggered three-year terms;

•	restricting the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	granting our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval; and

•	issuing shareholders rights to purchase additional shares of stock in the event that (i) a shareholder accumulates 15% or more of our voting stock or (ii) a tender offer for our shares is commenced or announced.

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
     We are required to follow accounting and financial reporting standards set by governing bodies in the U.S. and other countries where we do business. From time to time, these governing bodies implement new and revised laws and regulations. These new and revised accounting standards, financial reporting and tax laws may require changes to accounting principles used in preparing our financial statements. These changes may have a material impact on our business and financial results. For example, a change in accounting rules can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change became effective. As a result, changes to existing rules or reconsideration of current practices caused by such changes may adversely affect our reported financial results or the way we conduct our business.
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
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Stockholders on September 9, 2008. At the meeting our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
          Proposal 1: The election of James Thanos as director with 14,667,276 affirmative votes and 681,971 votes abstaining.
          Proposal 2: Ratification of the appointment of Armanino McKenna LLP as our independent public accountants for the fiscal year ending March 31, 2009 with 15,337,227 affirmative votes, 10,220 negative votes and 1,800 votes abstaining.
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
Date: November 14, 2008

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