Form 10-Q/A
period 2008-06-30
SELECTICA INC
filed 2009-02-17
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

FORM 10-Q/A

SELECTICA, INC.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A for the period ending June 30, 2008 addresses some technical issues raised by the Commission regarding our filing of the previous Amendment No. 1 filed on Form 10-Q/A on November 6, 2008. Specifically, this Amendment No. 2 addresses technical issues as provided under paragraphs 25 and 26 of SFAS 154 in Item 4: Controls and Procedures, and the Risk Factors under Item 1A.

Amendment No. 1 amended the Financial Statements, Footnotes and MD&A in Part I, Items 1 and 2, respectively, and Item 1A, Risk Factors on page 21 of the Quarterly Report on Form 10-Q of Selectica, Inc. (the “Company”) for the first quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on August 19, 2008 (the “Quarterly Report”) as the Company’s financial statements for the quarterly period ended June 30, 2008 should be restated and should no longer be relied upon.

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

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amended and restated Form 10-Q is as of August 19, 2008, the filing date of the Quarterly Report. This Amendment No. 1 on Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby.

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

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2008	March 31, 2008
	(unaudited)
	(Restated)[1]
Assets
Current assets:
Cash and cash equivalents	$24,665	$22,137
Short-term investments	8,656	13,076
Accounts receivable, net of allowance for doubtful accounts $117 and $0, respectively	2,041	1,330
Prepaid expenses and other current assets	840	919

Total current assets	36,202	37,462
Property and equipment, net	1,928	2,185
Other assets	737	593

Total assets	$38,867	$40,240

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	690	518
Current portion of accrual for restructuring liability	1,891	1,937
Accrued payroll and related liabilities	1,253	740
Other accrued liabilities	815	735
Deferred revenues	2,680	1,984

Total current liabilities	8,115	6,700
Accrual for restructuring liability, net of current portion	557	924
Note payable to Versata, net of current portion	4,984	5,113
Other long-term liabilities	186	245

Total liabilities	13,842	12,982
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	300,899	300,939
Accumulated deficit	(242,973)	(240,783)
Accumulated other comprehensive loss	1	4
Treasury stock	(32,906)	(32,906)

Total stockholders’ equity	25,025	27,258

Total liabilities and stockholders’ equity	$38,867	$40,240

[1]	See Note 3 “Restatement of Condensed Consolidated Financial Statements” of the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
	(Restated)[1]
Revenues:
License	$756	$1,711
Services	3,010	2,630

Total revenues	3,766	4,341
Cost of revenues:
License	51	60
Services	1,187	1,023

Total cost of revenues	1,238	1,083

Gross profit	2,528	3,258
Operating expenses:
Research and development	1,147	1,178
Sales and marketing	1,760	1,925
General and administrative	1,065	1,372
Legal settlement	114	—
Restructuring	380	90
Professional fees related to stock option investigation	19	1,851

Total operating expenses	4,485	6,416

Loss from operations	(1,957)	(3,158)
Interest and other income (expense), net	(216)	1,065

Loss before provision for income taxes	(2,173)	(2,093)
Provision for income taxes	17	206

Net loss	$(2,190)	$(2,299)

Basic and diluted net loss per share	$(0.08)	$(0.08)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,585	28,407

[1]	See Note 3 “Restatement of Condensed Consolidated Financial Statements” of the notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
	(Restated)[1]
Operating activities
Net loss	$(2,190)	$(2,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103	(6)
Amortization	31	52
Loss on disposition of property and equipment	81	—
Stock based compensation	(39)	178
Changes in assets and liabilities:
Accounts receivable, net	(711)	(418)
Prepaid expenses and other current assets	79	(527)
Other assets	(175)	(747)
Accounts payable	172	(1,519)
Accrual for restructuring liabilities	(413)	—
Accrued payroll and related liabilities	514	199
Other accrued liabilities and long-term liabilities	90	(1,485)
Deferred revenues	696	382

Net cash used in operating activities	(1,762)	(6,190)

Investing activities
Purchase of capital assets	(6)	52
Purchase of short-term investments	(3,335)	(17,235)
Proceeds from maturities of short-term investments	7,723	19,331
Proceeds from maturities of long-term investments	—	980
Proceeds from disposal of fixed assets	9	5

Net cash provided by investing activities	4,391	3,133

Financing activities
Principal payments on note payable to Versata	(200)	—
Net cash used in financing activities	(200)	—

Effect of exchange rate changes on cash	99	—

Net increase (decrease) in cash and cash equivalents	2,528	(3,057)
Cash and cash equivalents at beginning of the period	22,137	30,165

Cash and cash equivalents at end of the period	$24,665	$27,108

[1]	See Note 3 “Restatement of Condensed Consolidated Financial Statements” of the notes to the condensed consolidated financial statements.

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2008	2007
Customer A	*	19%
Customer B	20%	24%
Customer C	*	17%
Customer D	11%	10%
Customer E	11%	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30, 2008	March 31, 2008
Customer A	*	15%
Customer B	*	15%
Customer C	10%	15%
Customer D	10%	12%
Customer E	*	10%
Customer F	19%	*

*	Customer account was less than 10% of net accounts receivable.

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

3. Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

The Company’s Amendment No. 1 on Form 10-Q/A filed on November 6, 2008 restated previously issued condensed consolidated balance sheets, statement of operations and statement of cash flows for the three months ended June 30, 2008. The Company is adding this footnote No. 3 to provide additional disclosure regarding the impact of the restatement adjustment on the restated financials disclosed in the Company’s Amendment No. 1. Except for this footnote No. 3, the financial statements included in this Amendment No. 2 have not changed compared to the financial statements included in Amendment No. 1.

On November 5, 2008, the Audit Committee of the Company’s Board of Directors concluded that the Company’s previously issued quarterly report on Form 10-Q for the quarter ended June 30, 2008 was no longer accurate and should no longer be relied upon, solely as a result of the need to reduce non-cash stock-based compensation expense by $400,823. This reduction in stock-based compensation expense resulted from the forfeiture of restricted stock previously granted to an executive of the Company upon termination of his employment at the end of the quarter ended June 30, 2008.

Impact of the Restatement Adjustment on the Condensed Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustment on the Company’s previously reported consolidated statement of operations (unaudited, in thousands, except per share data):

	As Previously Reported June 30, 2008	Adjustment Period Ended June 30, 2008	As Restated Period Ended June 30, 2008
Total revenues	$3,766	$—	$3,766
Gross profit	2,528	—	2,528

Loss from operations	(2,358)	401	(1,957)
Net loss	(2,591)	401	(2,190)

Basic and diluted, net loss per share	$(0.09)	$0.01	$(0.08)

The following table presents the impact of the financial statement restatement adjustment on the Company’s previously reported consolidated balance sheet items (unaudited, in thousands):

	As Previously Reported June 30, 2008	Adjustment Period Ended June 30, 2008	As Restated Period Ended June 30, 2008
Additional paid-in capital	$301,300	$(401)	$300,899
Accumulated deficit	(243,374)	401	(242,973)
Total stockholders’ equity	$25,025	$—	$25,025

4. Income Taxes

On April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “ Accounting for Uncertainty in Income Taxes .” FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under FIN 48, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

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

5. Stock-Based Compensation

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

The options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Outstanding Shares as of June 30, 2008	Weighted- Average Remaining Contractual Life (in years)	Options Vested at June 30, 2008	Weighted- Average Exercise Price per share
	(in thousands except for per share amount)
$ 1.45 — $ 1.81	495,782	5.25	64,478	1.75
$ 1.89 — $ 1.89	437,895	6.31	168,792	1.89
$ 1.97 — $ 3.40	440,395	5.09	356,979	2.97
$ 3.44 — $52.70	255,565	3.84	255,460	4.86

	1,629,637	5.27	845,709	3.26

The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended June 30,
	2008	2007
Weighted average options with strike price below FMV	0	83,500
Weighted average options with strike price at FMV	0	0
Weighted average options with strike price above FMV	1,629,637	3,133,297

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

6. Computation of Basic and Diluted Net Loss per Share

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

7. Litigation and Contingencies

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

8. Restructuring

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

9. Recent Accounting Pronouncements

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

10. Subsequent Events

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

Liquidity and Capital Resources

	June 30, 2008	March 31, 2008	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$33,321	$35,213	(5)%
Working capital	$28,087	$30,762	(9)%

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(1,762)	$(6,190)
Net cash provided by investing activities	$4,391	$3,133
Net cash used in financing activities	$(200)	—

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

Our contractual obligations and commercial commitments at June 30, 2008, are summarized as follows:

	Payments Due By Period				After 5 Years
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years
	(in thousands)
Operating leases	$4,082	$2,884	$1,196	$2	$—
Sublease income	$(1,100)	$(760)	$(340)	$—	$—
Net lease payments	$2,982	$2,124	$856	$2	$—

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Due to the recent departure of our CFO and CEO, our internal control over financial reporting during our most recently completed fiscal quarter were materially affected, including those with respect to stock-based compensation. See the “Explanatory Note” at the beginning of this amended Form 10-Q.

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

Management identified material weaknesses in the Company’s procedures and controls for detecting non-compliance with applicable regulations relating to stock based compensation for the period ended March 31, 2007. To address these weaknesses, the Company instituted a remediation program beginning in the fourth fiscal quarter of 2007. We have now substantively completed this remediation program which addressed the matters identified by management. Specifically, we instituted new policies governing the granting of stock options by the Board, undertook a best practices review of existing controls and proposed improvements to the Company’s option granting policies and improved training and education of directors, officers and other personnel in order to increase knowledge and awareness of the rules and restrictions surrounding share-based compensation and stock option awards. Management has completed an evaluation of the effectiveness of internal controls and has concluded that the material weaknesses described above had been remediated as of March 31, 2008 and no longer existed as of that date. Despite the remediation of these prior material weaknesses and significant deficiencies, we could in future periods, including the current year, identify additional material weaknesses or significant deficiencies, which adversely impact our financial statements. If we experience additional material weaknesses, these could result in material audit adjustments, or cause investors to lose confidence in our ability to operate our business, any of which could negatively impact our stock price. Also, the recent departure of our CEO and CFO adversely impacted our internal control over financial reporting, including those with respect to stock-based compensation. See the “Explanatory Note” at the beginning of this amended Form 10-Q.

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

Date: February 17, 2009

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