Form 10-Q
period 2008-12-31
SELECTICA INC
filed 2009-02-17
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 6, 2009, was 55,532,082.

FORM 10-Q

SELECTICA, INC.

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

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2008	March 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,177	$22,137
Restricted cash	601	—
Short-term investments	5,636	13,076
Accounts receivable, net of allowance for doubtful accounts of $197 and $0, respectively	4,594	1,330
Prepaid expenses and other current assets	635	919

Total current assets	32,643	37,462
Property and equipment, net	1,763	2,185
Other assets	736	593

Total assets	$35,142	$40,240

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	1,395	518
Current portion of accrual for restructuring liability	1,957	1,937
Accrued payroll and related liabilities	784	740
Other accrued liabilities	1,211	735
Deferred revenues	3,464	1,984

Total current liabilities	9,597	6,700
Accrual for restructuring liability, net of current portion	8	924
Note payable to Versata, net of current portion	4,721	5,113
Other long-term liabilities	250	245

Total liabilities	14,576	12,982
Contingencies (See Note 6)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	301,155	300,939
Accumulated deficit	(247,686)	(240,783)
Accumulated other comprehensive income (loss)	(1)	4
Treasury stock	(32,906)	(32,906)

Total stockholders’ equity	20,566	27,258

Total liabilities and stockholders’ equity	$35,142	$40,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues:
License	$1,024	$1,680	$1,936	$4,482
Services	3,149	3,014	9,139	8,535

Total revenues	4,173	4,694	11,075	13,017
Cost of revenues:
License	46	71	148	183
Services	1,531	966	3,876	2,869

Total cost of revenues	1,577	1,037	4,024	3,052

Gross profit	2,596	3,657	7,051	9,965
Operating expenses:
Research and development	994	1,425	3,111	3,742
Sales and marketing	1,497	1,806	4,611	4,867
General and administrative	1,381	1,249	4,356	3,987
Legal settlement	33	85	80	16,203
Restructuring	14	503	687	1,165
Professional fees related to stock option investigation	3	380	38	3,528

Total operating expenses	3,922	5,448	12,883	33,492
Loss from operations	(1,326)	(1,791)	(5,832)	(23,527)
Interest and other income (expense), net	(391)	618	(989)	2,486

Loss before provision for income taxes	(1,717)	(1,173)	(6,821)	(21,041)
Provision for income taxes	45	67	82	311

Net loss	$(1,762)	$(1,240)	$(6,903)	$(21,352)

Basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.24)	$(0.75)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	28,723	28,430	28,710	28,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
Operating activities
Net loss	$(6,903)	$(21,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	296	336
Amortization	74	156
Loss on disposition of property and equipment	81	1
Stock-based compensation	378	693
Changes in assets and liabilities:
Restricted cash	(601)	—
Accounts receivable, net	(3,264)	(1,076)
Prepaid expenses and other current assets	283	(776)
Other assets	(216)	39
Accounts payable	877	(2,205)
Accrual for restructuring liabilities	(896)	(2,534)
Accrued payroll and related liabilities	44	322
Other accrued liabilities and long-term liabilities	500	6,161
Deferred revenues	1,481	(724)

Net cash used in operating activities	(7,866)	(20,959)

Investing activities
Purchase of capital assets	(173)	(308)
Proceeds from disposal of fixed assets	19	6
Purchase of short-term investments	(7,235)	(45,518)
Proceeds and investment in restricted investments	—	150
Proceeds from maturities of short-term investments	14,183	53,795
Proceeds from maturities of long-term investments	—	1,009

Net cash provided by investing activities	6,794	9,134

Financing activities
Principal payments on note payable to Versata	(600)	—
Proceeds from issuance of common stock	26	—
Purchase of treasury stock	—	(21)

Net cash used in financing activities	(574)	(21)

Effect of exchange rate changes on cash	686	(417)
Net decrease in cash and cash equivalents	(960)	(12,263)
Cash and cash equivalents at beginning of the period	22,137	30,165
Cash and cash equivalents at end of the period	21,177	17,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2008, the condensed consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (including normal recurring adjustments) have been made to present fairly the financial position at December 31, 2008, and the results of operations and cash flows for the three and nine months ended December 31, 2008 and 2007, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2008 has been derived from the audited consolidated financial statements at that date.

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

2. Summary of Significant Accounting Policies

There have been no material changes to any of the Company’s critical accounting policies and estimates as disclosed in its report on Form 10-KSB for the year ended March 31, 2008.

Customer Concentration

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Customer A	19%	19%	22%	26%
Customer B	*	14%	*	12%
Customer C	*	11%	*	*
Customer D	15%	*	*	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	December 31, 2008	March 31, 2008
Customer A	16%	15%
Customer B	*	15%
Customer C	10%	15%
Customer D	*	12%
Customer E	*	10%
Customer F	17%	*

*	Customer account was less than 10% of net accounts receivable.

Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157, Fair Value Measurements, as of December 31, 2008 (in thousands):

Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market funds	$19,647	$19,647	$—
Short-term investments:
Corporate bonds	1,398	—	1,398
Certificates of deposit	4,238	—	4,238

Total assets	$25,283	$19,647	$5,636

Liabilities
Foreign currency derivative contracts	289	—	289

Total liabilities	$289	$—	$289

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and (losses) on available-for-sale-securities. The components of comprehensive loss for the three and nine months ended December 31, 2008 and 2007 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(1,762)	$(1,240)	$(6,903)	$(21,352)
Change in unrealized gain (loss) on securities	23	—	(5)	24

Comprehensive loss	$(1,739)	$(1,240)	$(6,908)	$(21,328)

Derivative Financial Instruments

Near the end of the third quarter of fiscal 2009, the Company launched a new foreign currency hedging program where it enters into forward foreign exchange contracts with a financial institution to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Gains and losses on the contracts offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity. This program is not designed for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded in interest and other income (expense), net. During the three months ended December 31, 2008, the Company recognized expenses of $0.1 million related to these contracts.

Segment Information

The following is a summary of the Company’s net revenues, cost of sales, gross profit and income (loss) from operations by segment and consolidated totals for the periods presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Sales Configuration Solutions:
Net Revenues	$1,410	$2,376	$5,044	$8,391
Cost of Sales	372	560	1,244	1,806

Gross Profit	1,038	1,816	3,800	6,585
Income from Operations	489	869	1,596	4,362
Contract Management Solutions:
Net Revenues	2,763	2,318	6,031	4,626
Cost of Sales	1,205	477	2,780	1,246

Gross Profit	1,558	1,841	3,251	3,380
Loss from Operations	(384)	(443)	(2,267)	(3,006)
Unallocated Corporate Expenses	(1,431)	(2,217)	(5,161)	(24,883)
Consolidated:
Net Revenues	4,173	4,694	11,075	13,017
Cost of Sales	1,577	1,037	4,024	3,052

Gross Profit	2,596	3,657	7,051	9,965
Loss from Operations	$(1,326)	$(1,791)	$(5,832)	$(23,527)

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

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credit to 50% of a taxpayer’s taxable income. This new law does not impact the Company’s income tax provision during the third quarter of fiscal year 2009.

In addition, the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on fixed assets placed into service through the nine months ended December 31, 2008. During the nine months ended December 31, 2008, the Company recorded a net income tax benefit of $15,998 for U.S. Federal refundable credit as provided by the Act.

As of March 31, 2008, the Company has accrued $130,000 of income tax expense and $20,000 of interest and penalties as a result of Selectica India Private Ltd.’s branch operations within the U.S. increasing the Company’s effective tax rate. In addition, at March 31, 2008, the Company had $1.41 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized, there will be no effect on the Company’s effective tax rate.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from 1997 to 2007 due to net operating losses and tax carryforwards unutilized from such years.

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

There were 200,000 and 678,456 units of restricted stock issued during the three and nine months ended December 31, 2008, respectively.

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

If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different option-pricing model, stock-based compensation expense for future periods may differ significantly from what has been recorded in the current period and could materially affect operating income (loss), net income (loss) and net income (loss) per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s option grants and employee stock purchase plan shares. Existing option-pricing models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of the Company’s stock-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of its stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these option-pricing models, nor is there a means to compare and adjust the estimates to actual values.

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Risk-free interest rate	1.05%	3.88%	2.06%	3.88%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	52.68%	34.33%	42.43%	34.33%
Expected option life in years	3.17	3.90	3.34	3.90

The following table summarizes activity under the equity incentive plans for the indicated periods:

	Shares available for grant	Options Outstanding
		Number of shares	Weighted-average exercise price per share
	(in thousands)
Outstanding at September 30, 2008	11,498	1,211	$2.73
Options granted	(260)	60	$1.00
Options cancelled	60	(61)	$2.19

Outstanding at December 31, 2008	11,298	1,210	$2.67

The weighted average term for exercisable options is 6.10 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2008 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2008 was $0.84 as reported by The NASDAQ Global Stock Market. The aggregate intrinsic value of stock options outstanding at December 31, 2008 was $0. The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $12,897 of which $2,236 was related to exercisable options.

The options outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Outstanding Shares as of December 31, 2008	Weighted- Average Remaining Contractual Life (in years)	Options Vested at December 31, 2008	Weighted- Average Exercise Price per share
	(in thousands except for per share amount)
$1.12 - $ 1.81	370	8.17	88	$1.75
$1.89 - $ 2.45	305	8.66	103	$1.94
$2.52 - $ 3.40	304	6.41	272	$3.19
$3.44 - $52.70	231	3.72	231	$4.98

	1,210	7.00	694	$3.42

The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Weighted average options with strike price below FMV	0	124	0	124
Weighted average options with strike price at FMV	0	0	0	0
Weighted average options with strike price above FMV	1,210	3,762	1,210	3,762

During the three months ended December 31, 2008, the Company granted 60,000 shares of stock options. The weighted average remaining contractual term of all options exercisable at December 31, 2008 is 6.1 years. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 22.87% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation cost in connection with the ESPP for the three and nine months ended December 31, 2008 was $9,708 and $27,846, respectively. The compensation expense in connection with the ESPP for the three and nine months ended December 31, 2007 was $2,885 and $17,790, respectively. During the three months ended December 31, 2008, there were no shares issued under the ESPP. During the nine months ended December 31, 2008, there were 28,035 shares issued under the ESPP with a weighted average purchase price of $0.94 per share. During the three and nine months ended December 31, 2007, there were no shares issued under the ESPP due to the ongoing stock option investigation.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Nine Months Ended December 31,
	2008	2007
Risk-free interest rate	2.81%	5.14%
Dividend yield	0.00%	0.00%
Expected volatility	34.35%	43.66%
Expected life in years	1.25	1.25
Weighted average fair value at grant date	$0.54	$1.02

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

During the nine months ended December 31, 2008, the Company continued with cost reduction efforts. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2008, 2007, and for the nine months ended December 31, 2008 were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2006	—	—	—
Additional accruals	$488	$6,392	$6,880
Amounts paid in cash	(385)	(652)	(1,037)

Balance, March 31, 2007	103	5,740	5,843
Additional accruals	300	436	736
Amounts paid in cash	(277)	(2,974)	(3,251)
Loan to Sublessee	—	(497)	(497)

Balance, March 31, 2008	126	2,705	2,831
Additional accruals	678	30	708
Amounts paid in cash	(680)	(1,357)	(2,037)
Loan to Sublessee	—	463	463

Balance, December 31, 2008	$124	$1,841	$1,965

8. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 161 would have on its consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will establish new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Among the more significant changes from existing principles and requirements, SFAS No. 141R expands the definition of a business and a business combination; requires that all assets, liabilities and non-controlling interests (including goodwill) acquired in a business combination, whether full or partial, be recorded at fair value; requires acquisition related expenses and restructuring costs to be expensed as incurred rather than included as part of the acquisition cost; requires contingent assets, liabilities and contingent consideration to be recognized at fair value at the date of acquisition with subsequent changes recognized in earnings; requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to be recognized as adjustments to income tax expense; and requires in-process research and development to be capitalized at fair value as an indefinite-lived asset and then amortized over its useful life when development is complete. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R on its consolidated results of operations, financial position and cash flows.

9. Subsequent Event

On November 16, 2008, the Company’s Board of Directors amended its Shareholder Rights Agreement adopted in February 2003 (the “Agreement”) to lower the threshold percentage of beneficial ownership of the Company’s common stock by any person (together with its “affiliates” and “associates”) that would trigger the rights under the Agreement from 15% to 4.99% (an “Acquiring Person”), with the exception that shareholders beneficially owning 4.99% or more of the common stock at that time would not be deemed to be an “Acquiring Person” under the Agreement so long as they acquired no more than an additional 0.5% of the common stock, up to a maximum of 15%. This amendment was adopted to reduce the likelihood that the substantial value of the Company’s net operating loss carryforwards would be limited as a result of the application of Section 382 of the Internal Revenue Code. On December 19, 2008, the Company was informed that one shareholder Versata Enterprises, Inc. had become an “Acquiring Person” under the Agreement.

On January 3, 2009, the Company announced that a committee of the Board of Directors of the Company (the "Committee") ordered the exchange of each outstanding right under the Agreement, as in effect as of the close of business on January 2, 2009, for one share of the Company’s common stock. The exchange would not apply to rights formerly held by Versata Enterprises, Inc., Trilogy, Inc. and Joseph A. Liemandt (collectively, with their affiliates and associates, “Versata”) which became void under the Agreement at the time that Versata became an “Acquiring Person” under the Agreement on December 19, 2008.

Prior to the exchange, each stockholder other than Versata held one right for each share of the Company’s common stock owned by such shareholder. As a result of the exchange, all previously outstanding rights terminated.

The exchange doubled the number of shares of the Company’s common stock owned by each stockholder of record as of the close of business on January 2, 2009, other than Versata.

The Company also announced that it has amended and restated the Agreement, and that the Committee has declared a dividend of one preferred share purchase right for each outstanding share of its common stock after the exchange. The dividend is payable to stockholders of record as of the close of business on January 2, 2009 after giving effect to the exchange. As with the Company’s previous rights, the new rights are designed to protect the interests of all stockholders by helping preserve the value of the Company’s net operating loss carryforwards and tax credits. They may also have an anti-takeover effect and will be an impediment to a proposed takeover which is not approved by the Board.

As a result of declaring the new rights on January 2, 2009, if any person or group that together with related persons becomes the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock (an “acquiring person”), there would be a triggering event causing significant dilution in the voting power and equity interest of such person or group. Stockholders that beneficially own 4.99% or more of the outstanding shares of the Company’s common stock on January 2, 2009, after giving effect to the exchange, will not be an acquiring person (and accordingly will not trigger a dilutive event) unless they become the beneficial owner of additional shares representing one-half of one percent (0.5%) or more of the outstanding shares of common stock (unless as a result they would beneficially own fifteen percent (15%) or more of the outstanding shares). The Agreement grants the Board the authority to determine that any person or group that would otherwise be an acquiring person shall be an “exempt person,” subject to certain conditions and provided that the Board may thereafter make a contrary determination, or to exempt specified transactions from triggering the new rights. The Agreement also grants the Board the authority to terminate or redeem the rights at any time prior to their being triggered.

The Agreement as amended and restated will expire on January 2, 2012, unless the expiration date is advanced or extended or unless the new rights are exchanged or redeemed earlier by the Board.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Part II Item 1A “Risk Factors.” Actual results could differ materially. Important factors that could cause actual results to differ materially include, but are not limited to: the impact of the ongoing global economic crises; the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to Part II Item 1A found later in this report entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

For the three months ended December 31, 2008, our revenues were approximately $4.2 million with license revenues representing 25% and service revenues representing 75% of total revenues. In addition, approximately 41% of our quarterly revenues came from three customers. License margins for the quarter were 96% and service margins were 51%. Net loss for the quarter was approximately $1.8 million or $(0.06) per share. For the three months ended December 31, 2007, our revenues were approximately $4.7 million with license revenues representing 36% and service revenues representing 64% of total revenues. In addition, approximately 43% of our quarterly revenues came from three customers. License margins for the quarter were 96% and service margins were 68%. Net loss for the quarter was approximately $1.2 million or $(0.04) per share.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-KSB for the year ended March 31, 2008.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Customer A	19%	19%	22%	26%
Customer B	*	14%	*	12%
Customer C	*	11%	*	*
Customer D	15%	*	*	*

*	Customer account was less than 10% of total revenues.

We have incurred significant losses since inception and, as of December 31, 2008, we had an accumulated deficit of approximately $248 million. We believe our success depends on the growth of our customer base, maintenance of existing SC revenues, expansion of our CM revenues and the continued development of the contract management and compliance market. Our success also depends on our ongoing cost reduction efforts and the cost and outcome of ongoing litigation in Delaware relating to our shareholder rights plan.

In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history has been volatile and makes it difficult to forecast future operating results. This was evidenced by the decline in revenues in the first two quarters of fiscal 2009, fiscal 2008 and 2007.

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

Results of Operations:

Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
License	$1,024	$1,680	$(656)	$1,936	$4,482	$(2,546)
Percentage of total revenues	25%	36%	(39%)	17%	34%	(57%)
Services	3,149	3,014	135	9,139	8,535	604
Percentage of total revenues	75%	64%	4%	83%	66%	7%
Total revenues	$4,173	$4,694	$(521)	$11,075	$13,017	$(1,942)

License. For the three and nine months ending December 31, 2008, license revenues decreased by approximately $0.7 million and $2.5 million, respectively, compared to the three and nine months ending December 31, 2007. These declines were due primarily to declines in license revenues from our sales configuration business as we changed our focus to a more channel-driven model. In addition, we recently increased our emphasis and investment in the CM business, thus producing a relative decline quarter over quarter and year over year of license revenue in the configuration business. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Service revenues are comprised of fees from consulting, maintenance, training, subscription revenues and out-of pocket reimbursements. During the three and nine months ending December 31, 2008, service revenues increased $0.1 million and $0.6 million, respectively, compared to the three and nine months ending December 31, 2007. The increases primarily related to more consulting revenues provided by new and existing customer agreements in the CM business unit. Maintenance revenues represented 43% and 63% of total service revenues for the three months ended December 31, 2008, and 2007, respectively. Maintenance revenues represented 45% and 63% of total service revenues for the nine months ended December 31, 2008 and 2007, respectively. From within our existing customer base, we had 100% maintenance renewals during the three months ended December 31, 2008.

We expect service revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenues to fluctuate in absolute dollars and as a percentage of service revenues with respect to the number of maintenance renewals, and the number and size of new contracts. In addition, maintenance renewals are dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in service revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.

Cost of revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Cost of license revenues	$46	$71	$(25)	$148	$183	$(35)
Percentage of license revenues	4%	4%	(35%)	8%	4%	(19%)
Cost of service revenues	$1,531	$966	$565	$3,876	$2,869	$1,007
Percentage of service revenues	49%	32%	58%	42%	34%	35%

Cost of License Revenues. Cost of license revenues primarily consists of a fixed allocation of our research and development costs. During the three and nine months ended December 31, 2008, these costs decreased 35% and 19%, respectively, compared to the same periods in 2007 primarily due to corresponding decreases in research and development costs in our CM and SC business units.

We expect cost of license revenues to maintain a relatively consistent level as a percentage of total research and development costs in fiscal 2009.

Cost of Service Revenues. Cost of service revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three and nine months ended December 31, 2008, these costs increased 58% and 35%, respectively, compared to the same periods in 2007 primarily due to an increase of approximately $0.6 million and $1.2 million, respectively, in the CM business unit due to the addition of headcount and increased use of third-party consultants.

We expect cost of service revenues to fluctuate as a percentage of service revenues and we plan to manage our cost of service revenues in absolute dollars over the next year in order to balance expense levels with projected revenues.

Gross Margins

Gross margin percentages for license revenues and service revenues for the respective periods are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
License	96%	96%	92%	96%
Services	51%	68%	58%	66%

Gross Margin - Licenses. Gross margin remained flat at 96% for the three months ended December 31, 2008 and 2007, respectively. Even though license revenues decreased by 39% quarter over quarter, cost of license revenues decreased 35% quarter over quarter, resulting in an unchanged gross margin. For the nine months ended December 31, 2008 and 2007, gross margin decreased from 96% to 92%, respectively. This was primarily due to a 57% decrease in license revenues year over year, which was partially offset by a 17% decrease in research and development costs allocated to cost of license revenues.

Gross Margin - Services. Gross margin decreased to 51% and 58% for the three and nine months ended December 31, 2008, respectively, compared to 68% and 66% for the three and nine months ended December 31, 2007, respectively, primarily due to an increase in cost of services of approximately $0.6 million and $1.2 million, respectively, in the CM business unit due to the addition of headcount and increased use of third-party consultants. These lower overall margins correspond to an increase in our CM service revenues, which historically have lower margins than our SC revenues.

We expect that our overall gross margins will continue to fluctuate due to the timing of service and license revenue recognition and will continue to be adversely affected by lower margins associated with service revenues. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization. In addition, gross margins may be lower as a result of the shift and increased investment we have made to our CM business which is expected to have lower gross margins than our SC business.

Operating Expenses

Research and Development Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Research and development	$994	$1,425	$(431)	$3,111	$3,742	$(631)
Percentage of total revenues	24%	30%	(30%)	28%	29%	(17%)

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. Research and development expenses decreased significantly during the three and nine months ended December 31, 2008 compared to the three and nine months ended December 31, 2007 and these decreases were primarily attributable to reductions in headcount and decreases in costs for facilities, overhead and benefits.

Sales and Marketing

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
Sales and marketing	$1,497	$1,806	$(309)	$4,611	$4,867	$(256)
Percentage of total revenues	36%	38%	(17%)	42%	37%	(5%)

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and nine months ended December 31, 2008, sales and marketing expenses decreased compared to the same period in 2007, largely due to decreases in staff in our CM unit.

General and Administrative

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008	2007	Change	2008	2007	Change
	(in thousands, except percentages)
General and administrative	$1,381	$1,249	$132	$4,356	$3,987	$369
Percentage of total revenues	33%	27%	11%	39%	31%	9%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased in the three and nine months ended December 31, 2008 compared to the same periods in 2007 primarily due to higher utilization of outside services in the areas of accounting, legal and costs resulting from the restructuring of management effected on June 30 and July 1, 2008. We expect to incur significant litigation expenses in the quarter ending March 31, 2009 and perhaps beyond as a result of ongoing litigation in Delaware relating to our shareholder rights plan.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments along with the impact of currency fluctuations due to valuation adjustments, primarily from our Indian subsidiary. During the three months ended December 31, 2008 and December 31, 2007, interest and other income (expense), net totaled approximately $(0.4) million and $0.6 million, respectively. During the nine months ended December 31, 2008 and December 31, 2007, interest and other income (expense), net totaled approximately $(1.0) million and $2.5 million, respectively. The decreases were due primarily to lower cash balances, lower interest rates on our cash, cash equivalents and short-term investment balances and unfavorable foreign exchange rate movements against the U.S. dollar.

Near the end of the third quarter of fiscal 2009, we launched a new foreign currency hedging program where we enter into forward foreign exchange contracts with a financial institution to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Gains and losses on the contracts offset foreign exchange gains and losses from the revaluation of our Indian Rupee intercompany balances and other current assets, investments, and liabilities. During the three months ended December 31, 2008, we recognized expenses of $0.1 million related to these contracts.

Provision for Income Taxes

During the nine months ended December 31, 2008 and 2007, we recorded income tax provisions of approximately $82,000 and $311,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and state taxes in the U.S.

Liquidity and Capital Resources

	December 31, 2008	March 31, 2008	Change
	(in thousands)
Cash, cash equivalents and short-term investments (excluding $601 of restricted cash)	$26,813	$35,213	$(8,400)
Working capital	$23,046	$30,762	$(7,716)

	Nine Months Ended December 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(7,866)	$(20,959)
Net cash provided by investing activities	$6,794	$9,134
Net cash used in financing activities	$(574)	$(21)

Net cash used in operating activities was $7.9 million for the nine months ended December 31, 2008, resulting primarily from our net loss of $6.9 million and a $3.3 million increase in accounts receivable. These decreases in cash flows from operating activities were partially offset by a $1.5 million increase in deferred revenues and a $0.9 million increase in accounts payable.

Net cash used in operating activities was $20.9 million for the nine months ended December 31, 2007, resulting primarily from our net loss of $21.4 million, a $1.1 million increase in accounts receivable, net, a $2.2 million decrease in accounts payable, and a $2.5 million decrease in our restructuring accrual. These decreases in cash flows from operating activities were partially offset by a $6.2 million increase in other accrued liabilities and long-term liabilities.

Net cash provided by investing activities was $6.8 million for the nine months ended December 31, 2008, which largely consisted of $6.9 million of net proceeds of short-term investments. Net cash provided by investing activities was $9.1 million for the nine months ended December 31, 2007, which largely consisted of $8.3 million of net proceeds of short-term investments, and $1.0 million of proceeds of long-term investments.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was $0.6 million for the nine months ended December 31, 2008, which primarily consisted of principal payments on our note payable to Versata. Net cash used in financing activities was immaterial for the nine months ended December 31, 2007.

Contractual Obligations

We had no significant commitments for capital expenditures as of December 31, 2008. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds.

We have no outside debt and do not have any plans to enter into borrowing arrangements. Our cash, cash equivalents, and short-term investment balances as of December 31, 2008 are adequate to fund our operations through at least the next twelve months.

We do not anticipate any significant capital expenditures or additional payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize non-revenue generating expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

As of December 31, 2008, there were no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-KSB for the year ended March 31, 2008.

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

As a result of this review, management has concluded that remediation efforts undertaken to address previously noted material weaknesses in internal controls over financial reporting were successful. Management therefore concludes that for the quarter ending December 31, 2008 that its internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rights Agreement

On December 22, 2008, we filed suit in the Court of Chancery of the State of Delaware seeking declaratory relief that our Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset of ours—our net operating loss carryforwards and related tax credits—from being limited as to utilization as provided under Section 382 of the Internal Revenue Code which would in turn substantially reduce their value to all of our shareholders. On January 16, 2009, the defendants in this action, Trilogy/Versata, filed an answer to our complaint and a counterclaim alleging that we, through our Board of Directors, had breached our fiduciary duty in amending the Rights Agreement and that such action favored one group of shareholders over another. We and our Board of Directors believe that the action taken on November 16, 2008 was appropriate under the circumstances and in the interest of all our shareholders and therefore the allegations of the counterclaim are without merit. The counterclaim asks for various measures of equitable relief and also includes a claim for punitive or exemplary damages, which are not available in the Court in which the matter is pending. We believe that the result of this action will not have a material adverse affect on our financial position.

There can be no assurance that we will prevail in our current litigation with Trilogy/Versata, and, in the event that we are not successful in that litigation and Trilogy/Versata or any other investor substantially increases its ownership of our common stock, our ability to use our NOLs could be substantially and irrevocably limited by application of the restrictions of Section 382 of the IRC.

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

We incurred net losses of approximately $1.8 million and $6.9 million for the three and nine months ended December 31, 2008. We had an accumulated deficit of approximately $248 million as of December 31, 2008. We may continue to incur significant losses in the future for a number of reasons including the uncertainties around our ability to and the timing of the impact of our efforts to increase revenues and the timing around the impact of our cost reduction efforts. We continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

Our revenues are dependent on orders from a relatively small number of customers. Our three largest customers accounted for approximately 41% and 30% of our revenues for the three and nine months ended December 31, 2008, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

Our annual and quarterly revenues may fluctuate due to our inability to perform services, achieve specific milestones and obtain formal customer acceptance of specific elements of the overall completion of a project. As we provide such services and products, the timing of delivery and acceptance, changed conditions with the customers and projects could result in changes to the timing of our revenue recognition, and thus, our operating results.

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

In the quarters ending June 30, 2008 and September 30, 2008, management identified several significant deficiencies in our internal control over financial reporting that collectively constituted a material weakness in internal control over financial reporting. Management has implemented new controls and procedures which have remediated these significant deficiencies. If we experience additional significant deficiencies or material weaknesses in the future, we may be required to record material audit adjustments. As a result, investors may lose confidence in our ability to operate our business, any of which could materially affect our stock price.

If our new product marketing strategy is unsuccessful, it could significantly harm our business and operating results.

We have recently revised our product marketing focus. We have historically sold primarily Sales Configuration (SC) software. However, we are now investing a significant portion of our internal resources into our Contract Management products. If the market for these products is smaller than we anticipated or if our products fail to gain widespread acceptance in this market, our results of operations would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

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

In addition, we have in the past been subject to claims of third parties that our products and services infringe their intellectual property rights. For example, in October 2007 we agreed to settle a patent infringement lawsuit brought by Versata Enterprises, Inc. and a related party for a $10 million payment in October 2007 and an additional amount of not more than $7.5 million in quarterly payments. It is possible that in the future, other third parties may claim that our current or potential future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s time from developing our business, cause product shipment delays, require us to enter into royalty or licensing agreements or require us to satisfy indemnification obligations to our customers. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

The rapid change in the marketplace poses a number of concerns. Any decrease in technology infrastructure spending may reduce the size of the market for contract management and sales configuration solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for contract management and sales configuration solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

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

Services revenues, which generated 75% and 83% of our total revenues during the three and nine months ended December 31, 2008, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We generally charge for our professional services on a time and materials rather than a fixed-fee basis. However, in current market conditions, many customers insist on services provided on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

We conduct development and quality assurance operations in India. As of December 31, 2008, we employed 3 persons in India and outsourced 19 people in India through IBM, our outsource partner. We are dependent on our India-based operations for these aspects of our business. As a result, we are directly influenced by the political and economic conditions affecting India. Operating expenses incurred by our operations in India are denominated in Indian currency, and accordingly, we are exposed to adverse movements in currency exchange rates. This, as well as any other political or economic problems or changes in India, could have a negative impact on our India-based operations, resulting in significant harm to our business and operating results. Furthermore, the intellectual property laws of India may not adequately protect our proprietary rights. We believe that it is particularly difficult to find quality management personnel in India, and we may not be able to timely replace our current India-based management team if any of them were to leave our Company.

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

We plan to further reduce our operating expenses, and as a result, this would place increased demands on our managerial, administrative, operational, financial and other resources. Any future growth would require us to manage a large number of relationships with customers, suppliers and employees, as well as a large number of complex contracts. Additional cost cutting measures would force us to handle these demands with a smaller number of employees. If we are unable to initiate procedures and controls to support our future operations in an efficient and timely manner, or if we are unable to otherwise manage these changes effectively, our business would be harmed.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights agreement adopted by us on February 4, 2003, as subsequently amended and restated on January 2, 2009, may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

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

•

issuing shareholders rights to purchase additional shares of stock in the event that any person, together with its affiliates and associates, (i) acquires beneficial ownership of 4.99% or more of our outstanding common stock or (ii) commences a tender offer for our shares if upon consummation of the tender offer such person would beneficially own 4.99% or more of the outstanding common stock, subject, in each case, to certain exceptions.

These provisions may have the effect of entrenching our board of directors and may deprive or limit your strategic opportunities to sell your shares.

As originally adopted, our stockholder rights agreement imposed significant potential adverse economic consequences on a stockholder that acquired beneficial ownership of 15% or more of our stock without the approval of our Board of Directors. On November 16, 2008, our Board of Directors amended our stockholder rights agreement, primarily to reduce the ownership threshold from 15% to 4.99%, subject to certain exceptions. On December 19, 2008, Versata Enterprises, Inc. (“Versata”), a subsidiary of Trilogy, Inc. (together with Versata and certain related persons, “Trilogy”), increased its beneficial ownership of our stock to 6.7%. As a result of such acquisition, Trilogy became an “Acquiring Person” under the amended plan. On January 2, 2009, our Board determined to, among other things, (i) exchange each outstanding right (other than rights held by Trilogy) for one share of our stock pursuant to the terms of the plan and (ii) declare a dividend of new rights to replace the rights that terminated on the exchange. Trilogy did not receive additional shares of stock pursuant to the exchange, because its rights had become void on December 19, 2008 upon becoming an Acquiring Person.

On December 22, 2008, we filed a lawsuit against Trilogy, Inc. and certain other persons in the Delaware Court of Chancery seeking a declaration of the Court as to the validity of our amended stockholder rights. A trial has been scheduled for March, 2009. See Item 1, “Legal Proceedings,” of Part II of this report.

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

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit 10.36	Employment Agreement between the Registrant and Richard Heaps dated September 5, 2008.

Exhibit 10.37	Severance Agreement between the Registrant and Richard Heaps dated September 4, 2008.

Exhibit 31.1	Certification of Chief Financial Officer and General Counsel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer and General Counsel pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2009

/s/ RICHARD HEAPS
Richard Heaps
Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.36	Employment Agreement between the Registrant and Richard Heaps dated September 5, 2008.

Exhibit 10.37	Severance Agreement between the Registrant and Richard Heaps dated September 4, 2008.

Exhibit 31.1	Certification of Chief Financial Officer and General Counsel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer and General Counsel pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.