Form 10-K
period 2009-03-31
SELECTICA INC
filed 2009-07-09
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-29637

SELECTICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive Suite 450, San Jose, California 94110-2111

(Address of Principal Executive Offices)

(408) 570-9700

(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Market

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $1.01 per share as reported by The NASDAQ Global Market on that date, was $29,009,803.

As of June 22, 2009, the registrant had outstanding 55,583,307 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its fiscal year 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2009.

SELECTICA, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED

MARCH 31, 2009

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “10-K” or Report) and in our other Securities and Exchange Commission filings. Furthermore, such forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I

Item 1.	Business

OVERVIEW

We deliver flexible, enterprise-class software and services that manage and streamline contract management and sales configuration processes. Our solutions enable companies around the world to automate, optimize, link, track, and report on critical business functions including sourcing, procurement, governance, sales and revenue recognition.

The Selectica Contract Lifecycle Management (“CLM” or “CM”) solution is a contract authoring, analysis, repository and process automation product designed to enhance and automate the management of the entire contract lifecycle. It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other purposes. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts for the corporate counsel’s office and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

The Selectica Sales Configuration (”SCS”) solution consolidates configuration, pricing and quoting functions into a single application platform enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our SCS solution provides a critical link between Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems that helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, internal sales staff, and/or channel partners to generate error-free sales proposals for their unique requirements, we believe our SCS solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

While the SCS and CLM products can interact, providing an integrated configuration to sales contract lifecycle management offering, they are managed as separate product lines given the differing stages of product lifecycle and buyer profiles. In addition to our software solutions, we offer professional implementation and customization. For CLM, on-demand hosting services are offered and for SCS, complex product configuration modeling services.

Selectica was incorporated in California in June 1996 and re-incorporated in Delaware in November 1999. The company’s principal executive offices are located at 1740 Technology Drive, Suite 450, San Jose, California, 95110 and its website is www.selectica.com.

SELECTICA PRODUCTS

Contract Management Solution

Our CLM solution includes the following software modules and services: Selectica Contract Lifecycle Management, Selectica Contract Performance Analytics and Selectica Contract Management Professional Services.

Our CLM solution enables customers to create, manage and analyze contracts in a single, easy to use repository and is offered both on-premise or hosted. We believe that our CLM software offers a high degree of flexibility enabling customers across many departments (e.g., sales, services, procurement, finance, IT, leasing or intellectual property) to model their specific contracting processes and to manage the lifecycle of a contract and its attendant multi-party relationship from creation through closure. We believe our CLM solutions meet the needs of many challenging and dynamic organizations:

•

Corporate legal organizations. The General Counsel’s office and other legal organizations can use the contract management solution to transform paper-bound contracts into a secure, centralized, searchable electronic contract repository and gain visibility and control of all corporate agreements.

•	Procurement organization. Procurement contract managers can use the contract management solution to expose off-contract spending.

•

Sales organization. Sales organizations can use the sales contract management solution to shorten the sales cycle and decrease time to revenue, while potentially protecting the company from inadvertent legal errors.

•

Finance organizations. Finance organizations can use the contract management solution to identify and account for non-standard terms and pricing in the revenue cycle while discovering unrealized revenue buried in sales agreements.

•

Contract Administration. Contract administrators can use the contract management solution to create visibility into contract obligations not captured by ERP and CRM and empower non-contract professionals to create and execute basic contracts.

We believe our CLM product is differentiated from competitive offerings because it is:

•

Adaptable. Adaptable, without sacrificing scalability or speed of implementation. The CLM solution is applicable to both buy and sell-side contracts. Our vertical expertise and advanced sell-side features such as flowdown, workflow and authoring tools help differentiate our CLM solution from its competitors.

•

Configurable. Combines the stability of rigid contract management software solutions with the flexibility of custom solutions by allowing companies to configure and update the product without expensive services and engineering support.

•	Flexible. Available On-Demand (SaaS) Hosted and Enterprise (On-Site / behind-the-firewall) deployment options using the same application platform.

•

Industry Customizable. Customizable for a broad array of contract types including procurement, sales, governance, healthcare provider, intellectual property, IT, equipment leasing, employee, real estate, partnership, supplier and services agreements.

•

Rapid Deployment. Our Contract Performance Management solution is delivered in an average of 90 days or less, which we believe is shorter than the average deployment times for many competitive software solutions.

•

Extensive Analytics and Reporting Capabilities. Enables detailed contract analysis and performance management by combining both structured and unstructured information stored in its contract repository.

The Contract Performance Analytics module is an add-on to the CLM product that enables multidimensional analyses across multiple data sources including contract information, and presents its analyses using Microsoft Excel or any other industry-standard reporting engine. This tool is an easy-to-use XML-based tool that enables the combination of information external to the contract management system with structured and unstructured contract information into multidimensional data repositories for more advanced analyses.

Our Contract Performance Analytics has web service integration to CLM to get scheduled updates from the contract management database, bringing in structured and unstructured data. The Analytics product can also append data from multiple sources regardless if the data resides in XML, legacy relational databases, or flat files. Thus, the Analytics tool becomes a data mart for reporting solutions to present the data in an organized fashion.

Contract Management Professional Services

We offer a range of services to ensure that the Contract Management process and Contract Analytics solutions meet users’ requirements. Our Contract Management Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract management and Selectica solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solution acting under our direction. As of June 15, 2009, the CLM Professional Services organization had 13 employees.

Sales Configuration Solution

Our SCS solution guides users through the buying process, offering only valid options and features at each step. As a result, limited training is required for the sales force or channel partners, and customers can easily find and configure the solutions they seek. Unlike many competitive solutions, SCS enables virtually unlimited product configuration, pricing and quoting flexibility and provides tight integration with existing applications down to the bill of materials. We believe our configuration solution helps organizations reduce sales cycles and increase productivity through faster product development, easier product updates, automated sales processes (making self-service kiosks possible even for complex products and services) and seamless integration with existing Product Lifecycle Management (PLM), Inventory Management, Manufacturing and ERP systems, thus helping to ensure order accuracy.

Our SCS products were designed to automate configuration for the largest, most complex product and services offerings. We believe that benefits of Selectica’s configuration solution include:

•

Increased Revenue. By enabling context-driven cross-sell and up-sell options, companies can increase incremental revenue. Additionally, the configuration solution enables users to combine lines of business to capture higher spend on a per customer basis.

•	Increased Channel Sales. By equipping channel partners with our easy-to-use, web-based, graphical interface to more easily sell complex products and services, companies can boost channel revenue.

•	Faster Time to Cash. By configuring complex products and services in minutes, rather than days or weeks, organizations can close deals more quickly and accelerate revenue generation.

•

Improved Margin. By incorporating pricing/margin during the configuration process, companies can create a configuration that meets user’s objectives at the lowest price for the company, which can improve margins.

•	Decreased Cost. By preventing rework and cancellations due to incorrect orders, companies can save money.

•	Customer Satisfaction. Our configuration solution ensures quote and order accuracy.

•

Flexibility. Our configuration solution can accommodate both sales configurations and manufacturing configurations, enabling our solution to be deployed to sales organizations, manufacturing organizations, or both. The configuration solution can also allow a very large number of SKU’s or offerings and a very large number of users.

We believe key technical differentiators of SCS from our competition include:

•

Declarative Constraint Engine (DCE). The DCE describes relationships among product features and components, allowing business logic to be modeled with simple declarative statements rather than complex programming. This approach also helps to simplify model processing and allows for a faster configuration process, even for highly complex products.

•

Efficient Modeling. Flexible modeling tools, easy-to-use wizards, automated business logic creation, and repositories of business logic help shorten the time required for development teams to deliver advanced capabilities and customize or update SCS-based applications.

•

Development Studio. SCS’s Development Studio’s Model Builder is a rich modeling tool that allows graphical modeling of products and services which are submitted to the Selectica Knowledge Base. A model profiler is also available for inspecting and measuring runtime execution of models.

•

Updates by non-technical personnel. In most organizations, business-critical information is stored in repositories, such as relational databases and other applications, and is updated very frequently. The SCS architecture allows changes in business-critical information to be automatically reflected in the application.

•

Flexible and Scalable Deployment. SCS is Java-based and can be deployed on a wide range of server hardware and web application servers, such as JBoss, Weblogic or Websphere. We have also introduced a laptop-based version of the configuration engine for real-time configuration at remote customer locations.

We also offer a Pricing Module which can integrate with SCS or third party applications to enable enterprises to efficiently manage pricing by seamlessly integrating marketing and selling pricing management processes. Efficiencies in price management can help companies realize greater profit margins and decrease SKU proliferation. We believe SCS delivers the ability to view, model, and dynamically change all aspects of an enterprise’s pricing management and execution processes.

SCS Professional Services

We offer comprehensive consulting, training and implementation services and ongoing customer support and maintenance for our SCS products. Generally, we charge our customers for these services on a time and materials basis, with training services billed upon delivery. Customer support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our customers based on available support offerings. Our in-house services organization also educates third-party system integrators on the use of our software to assist them in providing services to our customers. As of June 15, 2009, our SCS services organization consisted of 5 employees.

Employees

At June 15, 2009, following a reduction in headcount, we had a total of 56 employees, all located in the United States. 55 of our employees are full time and 1 is part time. Of the total, 12 are engaged in research and development, 18 are engaged in professional services, 16 are engaged in sales and marketing, and 10 are engaged in general & administration. See Note 16 to Notes to Consolidated Financial Statements. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Sales and Marketing

We sell our CM products primarily through our direct sales force along with strategic and OEM partners. Our SCS products are sold primarily through partnership relationships such as an existing relationship with IBM Global Services. As of June 15, 2009, our sales team consisted of 11 employees and our marketing team consisted of 5 employees.

Our CM direct sales force is complemented by business partners, supported by telesales and system engineering resources. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience. We have also developed specific partner relationships to expand our solutions and domain expertise into various targeted markets. We believe that the cultivation and integration of these support networks assists in both the establishment and enhancement of customer relationships.

Our marketing department is engaged in revenue-centered, sales-support and awareness-building activities, such as lead generation programs, web marketing, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.

Research and Development

To date, we have invested substantial resources in research and development. At June 15, 2009, we had 12 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. For the fiscal years ended March 31, 2009 and 2008, we incurred approximately $4.2 million and $5.0 million, respectively on research and development.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of a separate maintenance agreement sold with the product license. We expect that enhancements to our existing products will be developed internally.

International Operations

On March 31, 2009 we sold the equity interest of our U.S. parent company in our wholly owned foreign subsidiary in India. The subsidiary had formerly provided development and professional services resources for our Sales Configuration group as well as acted as an interface to an outsourcing partner in India for development services for both of our product lines. As of the date of sale, the subsidiary had ceased to perform those functions and employed three people solely in administrative capacities. The sale was for cash consideration of $4.3 million ($1.0 million of which was held in escrow and released in early June 2009) and $0.4 million of forgiveness of intercompany debt. As of March 31, 2009, we no longer have any employees or operations outside the United States but do business with a number of non-US based companies.

Competition

The contract management and sales configuration markets continue to be subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from (i) publicly-held and private software companies that offer integrated solutions or specific contract management and/or sales configuration solutions, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations.

We believe that the principal competitive factors affecting our market include product reputation, functionality, ease-of-use, ability to integrate with other products and technologies, quality, performance, price, customer service and support, and the vendors’ reputation. Although we believe that our products currently compete favorably with regard to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

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

Intellectual Property and Other Proprietary Rights

We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents and five pending patents in the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

Set forth below and elsewhere in this annual report on Form 10-K, and in the other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report on Form 10-K . Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.

We have a history of significant losses and may incur significant losses in the future.

We incurred net losses of approximately $8.4 million and $23.9 million for the fiscal years ended March 31, 2009 and 2008, respectively. We had an accumulated deficit of approximately $249.2 million as of March 31, 2009. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. We plan to continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues, including potentially voluntarily delisting from The Nasdaq Global Market and deregistering under the Securities Exchange Act of 1934 (the “Exchange Act”). We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

We are increasingly dependent on our CM business.

For the first time in the fiscal year ended March 31, 2009, revenues from our CM business exceeded revenues from our SC business. As a result, we are increasingly dependent on our CM business and our business and operating results will be harmed if we are unable to successfully grow our CM business in the future.

Our business could be seriously harmed as a result of recent management changes or if we lose the services of our key personnel. We currently do not have a chief executive officer.

We have recently experienced a number of management changes, including the recent appointment of Jason Stern as our Senior Vice President, Operations for Contract Management on June 10, 2009. All members of our management team have been with us for a limited period of time. There can be no assurance that they will be effective in their roles or that they will not take some time before they achieve desired levels of performance. The loss of services of one or more members of our management team could seriously harm our business. We currently do not have a chief executive officer, which could harm our business, and anticipate hiring a chief executive officer later in the year. There can be no assurance that we will be successful in hiring a chief executive officer or that any chief executive officer we hire will not take some time to achieve desired levels of performance.

Our recent restructuring of our business may adversely impact our business and operating results.

We recently restructured our business to better align expenses with revenues and position our business for improved operating performance in the future. As part of the restructuring, we reduced our headcount from 64 at March 31, 2009 to 56 as of June 15, 2009. We expect to record charges of at least $500,000 during the six months ending September 30, 2009, primarily for facilities, severance and related benefits for terminated employees. The restructuring has placed increased demands on our personnel and could adversely affect our ability to attract and retain talent, to develop and enhance our products and services, to service existing customers, to achieve our sales and marketing objectives and to perform our accounting, finance and administrative functions, particularly given that we operating two separate businesses with relatively limited overlap between their sales and marketing, customer service and product development teams. The occurrence of any of these adverse affects could materially harm our business.

We may be subject to a number of risks if we do not maintain effective corporate governance policies and procedures.

We have undertaken a review of our corporate governance policies and procedures. We undertook the review, among other reasons, (i) after determining that it was appropriate to reconsider the legal status of our management structure, (ii) in response to a letter from counsel from a stockholder with whom we are currently in litigation, who expressed concerns regarding our internal controls and requesting that we investigate those concerns, and (iii) to assess our internal controls regarding our accounting for non-routine transactions. As part of the review, our Board of Directors formed a special committee, assisted by independent counsel, to investigate the concerns raised in the letter from our stockholder’s counsel. As a result of the review, we have adopted and are in the process of implementing a number of changes designed to enhance the effectiveness of our corporate governance. We cannot assure that these changes, when implemented, will ensure that our internal controls and procedures will be effective to prevent fraud or other errors in the future. For more information about the review, including additional background on the reasons for the review and the changes to our corporate governance policies and procedures resulting from the review, please see Part II, Item 9A “Controls and Procedures.”

The internal review, including the independent investigation and related activities, has required us to incur substantial expenses, primarily for legal services, and have diverted management’s attention and time from our business. In addition, any failure to maintain effective corporate governance policies and procedures may have caused or could cause us to fail to timely meet our periodic reporting requirements, result in material misstatements or omissions in our financial statements and reports and other documents filed with the SEC, subject us to liability for failure to comply with applicable laws and regulations, including the Sarbanes-Oxley Act of 2002, and result in private litigation, regulatory proceedings or government enforcement actions. The resolution of any such matters, should they arise, may be time consuming and expensive and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition and results of operations and cash flows.

We identified a material weakness in our internal control over financial reporting as of March 31, 2009 and concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2009. As a result, we may be subject to a number of risks, including increased risks that we have or may not file our financial statements and related reports with the SEC on a timely basis and that there are errors in our reported financial statements and material misstatements in our reports and other documents filed with the SEC.

We are required to evaluate the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of the end of each fiscal year and to include a management report assessing the effectiveness of these controls in our Annual Report on Form 10-K. Based on its evaluation of our internal control over financial reporting as of March 31, 2009, including the information made available to management regarding the results of our review of our corporate governance policies and procedures, our management identified several control deficiencies and significant deficiencies in our internal control over financial reporting that, when considered in the aggregate, represent a material weakness in our internal control over financial reporting as of March 31, 2009. As a result, our management determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2009. For a description of these significant deficiencies and additional information about management’s evaluation of our internal control over financial reporting, please see Part II, Item 9A “Controls and Procedures.”

As part of the changes to our corporate governance policies and procedures described above, we have adopted and are in the process of implementing a number of measures designed to remediate the control deficiencies and significant deficiencies identified during our evaluation of our internal control over financial reporting as of March 31, 2009. We cannot assure you that these measures will be sufficient to remediate the deficiencies identified in our evaluation or that we will not identify additional deficiencies or material weaknesses in the future. The absence of effective internal control over financial reporting and disclosure controls and procedures increases the risk that we have not, or may in the future not, file our financial statements and related reports with the SEC on a timely basis, that there may be errors in our financial statements or material misstatements or omissions in our related reports and documents filed with the SEC. The occurrence of any of these events could expose us to private litigation, regulatory proceedings or government enforcement actions and undermine investor confidence in our reported financial information. The resolution of any such matters, should they arise, may be time consuming and expensive and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition and results of operations and cash flows.

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.

Our revenues are dependent on orders from a relatively small number of customers. Our three largest customers accounted for approximately 33% and 45% of our revenues for the fiscal years ended March 31, 2009 and 2008, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

Our annual and quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.

We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) services; (3) subscription for on-demand services; and (4) bundled license, maintenance, and services. In instances where maintenance is bundled with a license of software products, the maintenance term is typically one year. For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fees are fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

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

Our Contract Management customers license our software in a number of ways including perpetual licenses and subscriptions, which may be hosted in our third-party hosting center or on the customer’s own facilities. Historically the bulk of our license revenues have come from perpetual licenses which, if revenue recognition requirements are met, are recognized upon execution or release of contingencies, if any. Any trend towards our customers shifting to subscription licenses, which include maintenance and may include hosting, may affect our short-term financial results.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents and five pending patents in the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark and patent applications might not result in the issuance of any trademarks or patents. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Regardless of the outcome, such litigation may require us to incur significant legal expenses and management time. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

Developments in the market for enterprise software, including our CM and SC solutions, may harm our operating results, which could cause a decline in the price of our common stock.

The market for enterprise software, including CM and SC solutions, is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems.

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

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly-held and private software companies that offer integrated solutions or specific contract management and/or sales configuration solutions and (ii) internally-developed solutions. Existing and potential competitors include public companies such as Oracle Corporation, Ariba, Open Text and AT&T (through its acquisition of Comergent Technologies) as well as privately held companies such as Upside Software, I-Many, Emptoris and Trilogy/Versata (through its acquisition of Nextance).

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

In the past, a small number of our customers have experienced difficulties or delays in completing implementation of our products. We may experience similar difficulties or delays in the future. Deploying our products typically involves integration with our customers’ legacy systems, such as existing databases and enterprise resource planning software as well adding their data to the system. Failing to meet customer expectations on deployment of our products could result in a loss of customers and negative publicity regarding us and our products, which could adversely affect our ability to attract new customers. In addition, time-consuming deployments may also increase the amount of service personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business and operating result.

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

Services revenues, which generated 78% and 71% of our total revenues during the fiscal years ended March 31, 2009 and 2008, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We generally charge for our professional services on a time and materials rather than a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. If we do not properly manage our costs of professional services, we could adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. We adopted the provisions of SFAS 123R using a modified prospective application effective April 1, 2006. We use the Black-Scholes option pricing model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, SFAS 123R applies to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense calculated under SFAS 123R will continue to negatively impact our operating results.

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

Some of our customers are hosted by a third-party provider.

Some of our CM customers’ licenses are hosted by a third-party data center provider under contract to us. Failure of the data center provider to maintain service levels as contracted could result in customer dissatisfaction, customer losses and potential product warranty or performance liabilities.

Our ongoing litigation with Trilogy, Inc. relating to our Rights Agreement could have a material adverse effect on our results of operations and financial condition.

On December 22, 2008, we filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that our Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset of ours—our net operating loss carryforwards and related tax credits—from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce their value to all of our shareholders. We sued Trilogy on December 22, 2008 after (i) we amended our Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of our Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and on February 4, 2009 we completed the distribution of 26.8 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy.

On January 16, 2009, the defendants in this action, Trilogy, filed an answer to our complaint and a counterclaim alleging that we, through our Board of Directors, had breached our fiduciary duty in amending the Rights Agreement and that such action favored one group of shareholders over another. We, and our Board of Directors, believe that the action taken on November 16, 2008 was appropriate under the circumstances and in the interest of all our shareholders and therefore the allegations of the counterclaim are without merit. The counterclaim asks for various measures of equitable relief and also includes a claim for punitive or exemplary damages, which are not available in Delaware.

The litigation is currently in the post-trial phase with a decision expected in the third or fourth calendar quarter of 2009, subject to appeal. As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, the costs of the litigation have been charged as issuance costs against the additional paid in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet. As of March 31, 2009, the amount charged to additional paid in capital was approximately $2.0 million, and the anticipated recovery from our insurance policy was approximately $1.0 million.

There can be no assurance that we will prevail in our current litigation with Trilogy. In the event that we are not successful in that litigation and Trilogy or any other investor substantially increases its ownership of our common stock, our ability to use our NOLs could be substantially and irrevocably limited by application of the restrictions of Section 382 of the IRC. We could also incur significant costs if the Court orders us to distribute additional shares or undertake other measures to remediate our actions taken against Trilogy. Moreover, even if we are successful, the resolution of the litigation has been expensive, time consuming and distracted management from the conduct of our business.

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

See the immediately preceding risk factor and Item 1, “Legal Proceedings,” of Part II of this report.

Compliance with new regulations dealing with corporate governance and public disclosure may result in additional expenses and require significant management attention.

The Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and The NASDAQ Global Market, has required changes in corporate governance practices of public companies. These rules are increasing our legal and financial compliance costs and causing some management and accounting activities to become more time-consuming and costly. This includes increased levels of documentation, monitoring internal controls, and increased manpower and use of consultants to comply. We have and will continue to expend significant efforts and resources to comply with these rules and regulations and have implemented a comprehensive program of compliance with these requirements and high standards of corporate governance and public disclosure.

We are currently not compliant with NASDAQ listing requirements given that the bid price of our stock is and has been under $1.00 per share for a period exceeding 180 days. However, given the current extraordinary market conditions, NASDAQ has temporarily suspended the applicability of this listing requirement and we have not been notified of any delisting action by NASDAQ. The $1.00 bid price minimum will be reinstated on July 20, 2009 and NASDAQ has not indicated any further suspension of the requirement beyond that date. There cannot be any assurance that any action will be taken by NASDAQ or that our stock will continue to be listed on the NASDAQ Global Market. Such action may make trading in our stock more difficult for investors and impair the liquidity of the stock.

These rules may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and may make us accept reduced coverage or incur substantially higher costs for such coverage. The rules and regulations may also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our Audit Committee.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Facilities

Our headquarters is located in San Jose, California, where we lease approximately 10,500 square feet of commercial space under a term lease that expires on October 31, 2009. We are currently seeking to either renew this lease or find office space elsewhere in the vicinity. Prior to December 2006, our headquarters was located in San Jose, California in an 80,000 square foot commercial office building under a non-cancelable operating lease expiring in December 2009. This facility was subleased in March 2007 to Nuova Systems. We also lease office space in San Francisco, California, with a lease that extends through April 2010.

Item 3.	Legal Proceedings

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that we have been and are willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services (the “Versata Lawsuit”). On October 9, 2007, we reached a settlement on the Versata Lawsuit. Under the terms of the settlement, Selectica paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are the greater of (i) $200,000 or (ii) amounts calculated based on 10% of revenues from our Sales Configuration Solution’s (“SCS”) products and services and a 50% revenue share of SCS revenue from new Company SCS customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. Both parties entered into mutual releases, releasing any and all claims that they may have against the other occurring before the settlement date.

Rights Agreement

On December 22, 2008, we filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that our Rights Agreement as amended on

November 16, 2008 was an appropriate measure to protect a valuable asset of ours—our net operating loss carryforwards and related tax credits—from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce their value to all of our shareholders. We sued Trilogy after (i) we amended our Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of our Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and on February 4, 2009 we completed the distribution of 26.8 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy.

On January 16, 2009, the defendants in this action, Trilogy, filed an answer to our complaint and a counterclaim alleging that we, through our Board of Directors, had breached our fiduciary duty in amending the Rights Agreement and that such action favored one group of shareholders over another. We, and our Board of Directors, believe that the action taken on November 16, 2008 was appropriate under the circumstances and in the interest of all our shareholders and therefore the allegations of the counterclaim are without merit. The counterclaim asks for various measures of equitable relief and also includes a claim for punitive or exemplary damages, which are not available in Delaware.

The litigation is currently in the post-trial phase with a decision expected in the third or fourth calendar quarter of 2009, subject to appeal. As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, the costs of the litigation have been charged as issuance costs against the additional paid in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet. As of March 31, 2009, the amount charged to additional paid in capital was approximately $2.0 million, and the anticipated recovery from our insurance policy was approximately $1.0 million.

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

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded over the counter on The NASDAQ Global Market (“NASDAQ”) under the symbol “SLTC.” Our common stock began trading in March 2000.

As of June 22, 2009, there were approximately 107 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

	High	Low
Fiscal 2008
First Quarter	$2.00	$1.78
Second Quarter	$1.87	$1.45
Third Quarter	$2.00	$1.59
Fourth Quarter	$1.85	$1.25
Fiscal 2009
First Quarter	$1.56	$1.30
Second Quarter	$1.26	$1.01
Third Quarter	$1.09	$0.60
Fourth Quarter	$0.88	$0.29	(1)

(1)	On January 2, 2009, a special committee of our Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and as a result, on February 4, 2009 we completed the distribution of 26.8 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy.

The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates or purchase recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. See “Risk Factors.”

Equity Compensation Plan Information

The following table sets forth as of March 31, 2009, certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by security holders	4,016	$1.24	33,676	(1)(2)
Equity compensation plans not approved by security holders	104	$1.92	3,588

Total	4,120	$1.27	37,264

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.

(2)	On each January 1, starting in 2001, the number of shares reserved for issuance under our 1999 Equity Incentive Plan will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 3.6 million shares. On each May 1, starting in 2001, the number of shares reserved for issuance under our 1999 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 2.0 million shares.

Stock Option Plans—Not Required to be Approved by Stockholders

2001 Supplemental Plan

We adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on May 30, 2001; the Supplemental Plan did not require stockholder approval. A total of approximately 5.0 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.

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

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Sales of Registered Securities

Not applicable.

Item 6.	Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth above.

Overview

We provide contract management and sales configuration software solutions that allow enterprises to efficiently manage sell-side business processes. Our solutions include software, on demand hosting, professional services and expertise.

The Selectica Contract Lifecycle Management (“CLM” or “CM”) solution is a contract authoring, analysis, repository and process automation product designed to enhance and automate the management of the entire contract lifecycle. It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue and the evaluation of supplier performance, and other purposes. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts for the corporate counsel’s office and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

The Selectica Sales Configuration (“SCS”) solution consolidates configuration, pricing and quoting functions into a single application platform enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our SCS solution provides a critical link between Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems that helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, internal sales staff, and/or channel partners to generate error-free sales proposals for their unique requirements, we believe our SCS solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Summary of Operating Results for Fiscal 2009

During the fiscal year ended March 31, 2009, our total revenues increased by 3%, or $0.4 million, to $16.4 million compared with total revenues of $16.0 million for the fiscal year ended March 31, 2008. The results for 2009 also reflected a shift of revenues from being primarily dependent on our SCS products to being primarily dependent on our CLM products. In fiscal 2009, CLM products and service revenues totaled $9.9 million or 60% of total revenues, representing an increase of $4.1 million or 72% over fiscal 2008, whereas our SCS products and service revenues totaled $6.5 million or 40% of total revenues, representing a decrease of $3.7 million or 36% over fiscal 2008. This resulted largely from increased license and professional service revenues for our CM products, reflecting the investments we made in fiscal 2009 to expand our CM business and the decline in license revenues for our SCS products.

During the fiscal year ended March 31, 2009, our net loss declined by 65% or $15.5 million, to $8.4 million compared to a net loss of $23.9 million for the fiscal year ended March 31, 2008. The most significant factors affecting the decline in our net loss are (i) a decline in charges from $16.3 million related to a litigation settlement in the fiscal year ended March 31, 2008, to $92,000 in the fiscal year ended March 31, 2009 (ii) a decline in professional fees related to our stock option investigation from $3.6 million in the fiscal year ended March 31, 2008 to $38,000 in the fiscal year ended March 31, 2009 and (iii) a decline in gross margins in the period ended March 31, 2009 due to the shift in mix between license revenues and service revenues offset by declines in costs for research and development, sales and marketing and restructuring. Service revenues typically have lower margins than license revenues and the shift towards service revenues in the year ended March 31, 2009 resulted in a decline of 8.9% (from 73.8% to 64.9%) in our overall gross margin from the year ended March 31, 2008.

Outlook for Fiscal 2010

We anticipate that our shift in focus from our SCS business to our CM business will continue in fiscal year 2010 and, specifically, that revenues from our CM business will continue to grow in fiscal year 2010, but at a lower rate of growth than in fiscal 2009, while revenues from our SCS business will remain flat or decline modestly. We believe that our success in fiscal year 2010 will depend critically on our ability to (i) manage the continuing shift from our SCS business to our CM business, (ii) increase our CM license revenue , (iii) manage our costs of professional services to increase our margins in that segment of our business, (iv) enhance our management team, (v) execute on our business plan despite a significant reduction in our workforce in the first quarter of fiscal 2010 and (vi) achieve targeted expense reductions. We believe that key risks in fiscal 2010 include (i) the impact of continuing adverse worldwide economic conditions on overall demand for our products, (ii) risks associated with the planned transition of our business, and (iii) the impact of our continuing litigation with Trilogy regarding our shareholder rights plan.

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

Results of Operations

Revenues

	2009	2008	Change
	(in thousands, except percentages)
License	$3,569	$4,588	$(1,019)
Percentage of total revenues	22%	29%	—
Services	$12,876	$11,415	$1,461
Percentage of total revenues	78%	71%	—
Total revenues	$16,445	$16,003	$442

License. License revenues consist of revenue from licensing our software products. Fiscal 2009 license revenue decreased by $1.0 million from the prior year primarily due to the $1.9 million decline in license revenues from our sales configuration business as we increased our focus to our CM products, which produced an increase in CM license revenues of $0.9 million which did not offset the decline in SCS license revenues.

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenues and out-of pocket reimbursements. Services revenues for fiscal year 2009 increased $1.5 million, or 13%, from the prior year, primarily due to more consulting revenues provided by new and existing customer agreements in the CM business unit. Maintenance revenues were 44% and 49% of total service revenues for the twelve months ended March 31, 2009, and 2008, respectively.

We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on new license revenue and the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenance renewals, although renewed at a 100% rate from existing customers in fiscal 2009, are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.

Factors Affecting Operating Results

A small number of customers in our SCS category account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2009	2008
Customer A	18%	25%
Customer B	*	12%

* Revenues were less than 10% of total revenues

We no longer have significant foreign activities. We anticipate that any exposure to foreign currency fluctuations will not be significant.

Cost of Revenues

	2009	2008	Change
Cost of license revenues	$206	$255	$(49)
Percentage of license revenues	6%	6%	—
Cost of services revenues	$5,563	$3,946	$1,617
Percentage of services revenues	43%	35%	—
Total cost of revenues	$5,769	$4,201	$1,568

Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs. During the fiscal year 2009, license costs were $0.2 million. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars in fiscal year 2010.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated corporate expenses. During fiscal 2009, these costs increased by approximately $1.6 million primarily due to the increase in investments in our CM professional services staff as well as an increase in the use of third-party consultants. This increase was partially offset by a decrease during fiscal 2009 of approximately $0.7 million from the SCS business unit due to a decrease of 10 headcount in SCS professional services.

We expect cost of service revenues to fluctuate as a percentage of service revenues.

Gross Margin

	2009	2008
Gross margin, license revenues	94%	94%
Gross margin, services revenues	57%	65%
Gross margin, total revenues	65%	74%

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2009 and 2008 were affected by the factors discussed above under “Revenues” and “Cost of Revenues”.

Gross Profit

Gross profit was $10.7 million, or 65% of revenues, in fiscal 2009 compared with $11.8 million, or 74% of revenues, in fiscal 2008. The decline in gross profit during fiscal year 2009 was due to the change in mix to a greater percentage of revenue being from services, which have lower margins, and an increase in our cost of services revenue due to the increase in investments in our CM professional services staff as well as an increase in the use of third-party consultants.

SCS gross profit was $4.9 million, or 75% of revenues, in fiscal 2009 compared with $7.9 million, or 77% of revenues, in fiscal 2008. The decrease was due to a $1.9 million reduction in license revenues and higher relative professional services revenues which operate at lower margins.

CM gross profit was $5.7 million, or 58% of revenues, in fiscal 2009 compared with $3.9 million, or 67% of revenues, in fiscal 2008. The increase in gross profit during fiscal year 2009 was due to increased license revenues while margins decreased due to the increase in development expenditures and investments in our CM professional services staff as well as an increase in the use of third-party consultants to complete historic fixed-price arrangements to assure customer satisfaction.

We expect that our overall gross margins will continue to fluctuate due to the timing of service and license revenue recognition and will continue to be adversely affected by lower margins associated with service revenues. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our in-house staff or third party consultants, and the overall utilization rates of our professional services organization. In addition, gross margins may be lower as a result of the shift and increased investment we have made to our CM business which, in the short term may have lower gross margins than our SCS business depending on the relationship of professional service revenues to license or subscription revenues.

Operating Expenses

	2009	2008	Change
Total research and development	$4,218	$5,045	$(827)
Percentage of total revenues	26%	32%	—

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of $0.8 million in fiscal 2009 compared to fiscal year 2008 was attributable primarily to reductions in headcount and decreases in costs for facilities, overhead and benefits. We expect research and development expenditures to increase modestly in absolute dollars over the next several years as we continue development in our CM products and integrate with tools provided by third parties.

	2009	2008	Change
Sales and marketing	$6,307	$6,664	$(357)
Percentage of total revenues	38%	42%	—

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2009, sales and marketing expenses decreased $0.4 million primarily due to decreases in expenditures in our SCS product line and the implementation of a new team in our CM product line which was fully in place only for the second half of fiscal 2009. We expect modest reductions in sales and marketing expenses in fiscal 2010 compared to fiscal 2009 both in absolute dollars and as a percentage of total revenues.

	2009	2008	Change
General and administrative	$5,522	$5,427	$95
Percentage of total revenues	34%	34%	—
Professional fees related to stock option investigation	$38	$3,596	$(3,558)
Percentage of total revenues	0.2%	22%	—
Litigation settlement	$92	$16,275	$(16,183)
Percentage of total revenues	0.6%	101%	—

General and Administrative, Professional fees related to stock option investigation, and litigation settlement. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased $0.1 million in fiscal 2009 compared with fiscal 2008 due to increased expenditures for outside contractors, and payments to our board members who assumed more active roles as a result of not having a full time CEO, offset partially by internal efficiencies. We incurred approximately $38,000 in professional fees related to the stock option investigation in fiscal 2009, compared to $3.6 million in fiscal year 2008 in professional fees related to the stock option investigation. We incurred approximately $92,000 in litigation settlement expenses related to the Versata lawsuit as the majority of those expenses were incurred in the prior year (See Footnote 8 to the Consolidated Financial Statements). We incurred approximately $16.3 million in legal settlement costs related to the Versata lawsuit in the prior year. We expect modest reductions in general and administrative expenses in fiscal 2010 compared to fiscal 2009 both in absolute dollars and as a percentage of total revenues.

Restructuring. Restructuring expenses consist primarily of personnel reductions and excess facility charges related to our cost realignment initiatives. The restructuring accrual and the related utilization for the fiscal year ended March 31, 2009 were (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2008	$126	$2,705	$2,831
Additional accruals	661	(143)	518
Amounts paid in cash	(735)	(1,812)	(2,547)
Loan to sublessee	—	463	463

Balance, March 31, 2009	$52	$1,213	$1,265

During fiscal year 2009, we reduced certain executive headcount and revised our excess facility accrual related to our corporate headquarters relocation in the amount of $0.7 million and $0.3 million, respectively. Based on a reduction of headcount in the first quarter of fiscal 2010, we expect to record restructuring charges of at least $500,000 in fiscal 2010.

Other income (expense), net

	2009	2008	Change
Other income (expense), net	$(2,122)	$381	$(2,503)

Other income (expense), net consists primarily of expenses from the impact of foreign currency remeasurement, primarily from our Indian subsidiary (which was sold on March 31, 2009) as well as interest expense associated with our note payable to Versata. In fiscal 2009, other income (expense), net decreased $2.5 million primarily due to unfavorable foreign exchange rate movements against the U.S. dollar that occurred prior to our adopting a hedging program in December 2008. Subsequent to the sale of our Indian subsidiary, our foreign exchange exposure has been substantially eliminated.

Interest Income

	2009	2008	Change
Interest income	$983	$2,477	$(1,494)

Interest income consists primarily of interest earned on cash balances and short-term investments. Interest income decreased in fiscal year 2009 due to lower cash balances and interest rates. We anticipate that interest income in fiscal 2010 will decline relative to fiscal 2009 as a result of lower cash balances and lower interest rates.

Provision for Income Taxes

We incurred income taxes of approximately $157,000 for fiscal year 2009 and approximately $361,000 for fiscal year 2008. As of March 31, 2009, we had federal and state net operating loss carryforwards of approximately $166.5 million and $87.3 million, respectively. As of March 31, 2009, we also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $4.3 million, respectively.

The fiscal 2009 and 2008 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

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

In addition, the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008 and modified under the Economic Stimulus Act of 2009, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 through December 2009. We estimated and recognized the credit based on fixed assets placed into service through the twelve months ended March 31, 2009. During the twelve months ended March 31, 2009 we recorded a net income tax benefit of $13,756 for a U.S. federal refundable credit as provided by the Act.

Liquidity and Capital Resources

	2009	2008
	(in thousands)
Cash, cash equivalents and short-term investments	$23,452	$35,213
Working capital	$20,180	$30,762
Net cash used for operating activities	$(8,002)	$(22,162)
Net cash provided by investing activities	$10,470	$15,014
Net cash used for financing activities	$(2,808)	$(484)

Our primary sources of liquidity consisted of approximately $23.5 million in cash, cash equivalents and short-term investments as of March 31, 2009 compared to approximately $35.2 million in cash, cash equivalents and short-term investments as of March 31, 2008.

Net cash used in operating activities was $8.0 million for the twelve months ended March 31, 2009, resulting primarily from our net loss of $8.4 million, a $3.3 million increase in accounts receivable and a $1.6 million increase in prepaid expenses and other current assets. These decreases in cash flows from operating activities were partially offset by a $1.9 million increase in deferred revenues and a $2.7 million increase in accounts payable.

Net cash used in operating activities was $22.2 million for the twelve months ended March 31, 2008, resulting primarily from our net loss of approximately $23.9 million. Adjustments for non-cash expenses include a net non-cash charge for litigation settlement of $6.1 million, stock based compensation expenses of $1.5 million, depreciation and amortization of approximately $0.7 million, a decrease in accounts payable of approximately $2.5 million and a decrease in accrued liabilities of approximately $3.8 million.

Net cash provided by investing activities was $10.5 million for the twelve months ended March 31, 2009, resulting primarily from $8.2 million of net proceeds of short-term investments, and $2.6 million in net proceeds from the sale of our Indian subsidiary, which was completed on March 31, 2009.

Net cash provided by investing activities was $15.0 million for the twelve months ended March 31, 2008, which was primarily due to net proceeds from the maturity of short-term investments.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was $2.8 million for the twelve months ended March 31, 2009, resulting primarily from $2.0 million in costs to defend our Rights Agreement, as well as $0.8 million of payments on our note payable to Versata.

Net cash used in financing activities was $0.5 million for the twelve months ended March 31, 2008, which was primarily due to $0.2 million in payments on our note payable to Versata and $0.3 million used to purchase treasury stock.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances and internally generated funds. We have no outside debt, and do not have any plans to enter into borrowing arrangements. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, our ability to manage costs and ongoing legal proceedings.

We believe our cash, cash equivalents, and short-term investment balances as of March 31, 2009 should be adequate to fund our operations through at least March 31, 2010. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. See “Risk Factors.” After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate, net	$1,472	$1,464	$8	$0	$0
Other	41	18	18	3	2

Total	$1,513	$1,482	$26	$3	$2

Our contractual obligations and commercial commitments at March 31, 2009 were approximately $1.5 million. We had no significant commitments for capital expenditures as of March 31, 2009.

We do not anticipate any significant capital expenditures, un-planned payments due on long-term obligations, or other contractual obligations. However, management is continuing to review the Company’s cost structure to minimize expenses and use of cash as it implements its planned business model changes. This activity may result in additional restructuring charges for severance and other benefits.

Off-balance sheet arrangements

We have no off-balance sheet arrangements or transactions with unconsolidated limited purpose entities, nor do we have any undisclosed material transactions or commitments involving related persons or entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Selectica, Inc.

We have audited the accompanying consolidated balance sheets of Selectica, Inc. (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selectica, Inc. at March 31, 2009 and March 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/S/ ARMANINO MCKENNA LLP

San Ramon, California

July 7, 2009

SELECTICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$23,256	$22,137
Short-term investments	196	13,076
Accounts receivable, net of allowance for doubtful accounts of $373 and $0, as of March 31, 2009 and 2008, respectively	5,598	1,330
Prepaid expenses and other current assets	2,485	919
Total current assets	31,535	37,462

Property and equipment, net	1,060	2,185
Intangible assets	7	102
Other assets	665	491

Total assets	$33,267	$40,240

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	3,133	518
Current portion of accrual for restructuring liability	1,265	1,937
Accrued payroll and related liabilities	720	740
Other accrued liabilities	1,520	735
Deferred revenues	3,931	1,984

Total current liabilities	11,355	6,700
Accrual for restructuring liability, net of current portion	—	924
Note payable to Versata, net of current portion	4,588	5,113
Other long-term liabilities	48	245

Total liabilities	15,991	12,982

Commitments and contingencies (See Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2009 and 2008; None issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 150,000 shares at March 31, 2009 and 2008, respectively Issued: 66,892 and 40,041 shares at March 31, 2009 and 2008, respectively Outstanding: 55,546 and 28,695 shares at March 31, 2009 and 2008, respectively	4	4
Additional paid-in capital	299,383	300,939
Accumulated deficit	(249,205)	(240,783)
Accumulated other comprehensive income, net of income taxes	—	4

Treasury stock at cost—11,346 shares at March 31, 2009 and 2008, respectively	(32,906)	(32,906)

Total stockholders’ equity	17,276	27,258

Total liabilities and stockholders’ equity	$33,267	$40,240

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Revenues:
License	$3,569	$4,588
Services	12,876	11,415

Total revenues	16,445	16,003
Cost of revenues:
License	206	255
Services	5,563	3,946

Total cost of revenues	5,769	4,201

Gross profit	10,676	11,802

Operating expenses:
Research and development	4,218	5,045
Sales and marketing	6,307	6,664
General and administrative	5,522	5,427
Restructuring	675	1,193
Professional fees related to stock option investigation	38	3,596
Litigation settlement	92	16,275

Total operating expenses	16,852	38,200

Loss from operations	(6,176)	(26,398)
Other income (expense), net	(2,122)	381
Loss on sale of subsidiary	(950)	—
Interest income	983	2,477

Loss before provision for income taxes	(8,265)	(23,540)
Provision for income taxes	157	361

Net loss	$(8,422)	$(23,901)

Basic and diluted net loss per share	$(0.26)	$(0.84)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	32,828	28,457

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net of taxes	Treasury Stock		Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount				Shares	Amount
Balance at March 31, 2007	39,596	$4	$299,476	$(216,889)	$(18)	(11,189)	$(32,660)	$49,913
Exercise of stock options by employees, net of repurchase	92	—	—	—	—	—	—	—
Issuance of restricted stock	353	—	—	—	—	(157)	(246)	(246)
Stock-based compensation expense	—	—	1,463	—	—	—	—	1,463
Comprehensive loss:
Other comprehensive gain, net of taxes	—	—	—	7	22	—	—	29	$29
Net loss	—	—	—	(23,901)	—	—	—	(23,901)	(23,901)

Total comprehensive loss									$(23,872)

Balance at March 31, 2008	40,041	4	300,939	(240,783)	4	(11,346)	(32,906)	27,258

Stock-based compensation expense	—	—	452	—	—	—	—	452
Proceeds from sales of shares through employee stock purchase plan	56	—	26	—	—	—	—	26
Issuance of additional common shares under Rights Agreement (see Note 8)	26,795	—	—	—	—	—	—	—
Common stock issuance costs, net (see Note 8)	—	—	(2,034)	—	—	—	—	(2,034)
Comprehensive loss:
Other comprehensive loss, net of taxes	—	—	—	—	(4)	—	—	(4)	$(4)
Net loss	—	—	—	(8,422)	—	—	—	(8,422)	(8,422)

Total comprehensive loss									$(8,426)

Balance at March 31, 2009	66,892	$4	$299,383	$(249,205)	$—	(11,346)	$(32,906)	$17,276

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2009	2008
	(in thousands)
Operating activities:
Net loss	$(8,422)	$(23,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	394	449
Amortization	95	207
Non-cash charge for litigation settlement	—	6,118
Loss on sale of subsidiary	950	—
Loss (gain) on disposition of property and equipment	97	(20)
Stock-based compensation expense	452	1,469
Changes in assets and liabilities:
Accounts receivable (net)	(3,268)	448
Prepaid expenses and other current assets	(1,615)	(352)
Other assets	(180)	40
Accounts payable	2,651	(2,496)
Accrual for restructuring liability	(1,585)	(2,835)
Accrued payroll and related liabilities	6	(180)
Other accrued and long-term liabilities	475	(841)
Deferred revenues	1,948	(268)

Net cash used for operating activities	(8,002)	(22,162)

Investing activities:
Proceeds from sale of subsidiary, net of cash contributed	2,639	—
Purchase of capital assets	(361)	(558)
Proceeds from disposition of property and equipment	19	22
Proceeds from sale of restricted investments	—	150
Purchase of short-term investments	(9,169)	(55,272)
Proceeds from maturities of short-term investments	17,342	69,663
Proceeds from maturities of long-term investments	—	1,009

Net cash provided by investing activities	10,470	15,014

Financing activities:
Payments on note payable to Versata	(800)	(238)
Common stock issuance costs, net (See Note 8)	(2,034)	—
Purchase of treasury stock	—	(246)
Proceeds from issuance of common stock under stock option and stock purchase plans	26	—

Net cash used for financing activities	(2,808)	(484)

Effect of exchange rate changes on cash	1,459	(396)
Net increase (decrease) in cash and cash equivalents	1,119	(8,028)
Cash and cash equivalents at beginning of the period	22,137	30,165

Cash and cash equivalents at end of the period	$23,256	$22,137

Supplemental disclosure of cash flow information:
Income taxes paid	$106	$927
Supplemental disclosure of non-cash financing activities:
Change in unrealized gain (loss) on available for sales securities	$(4)	$22

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

Selectica, Inc. (the Company or Selectica) was incorporated in the State of California on June 6, 1996 and subsequently reincorporated in the State of Delaware on January 19, 2000. The Company was originally organized to provide configuration, pricing management and quoting solutions for automating customers’ opportunity to order process. In May 2005, the Company purchased Determine Software, Inc. and entered the contract management software business.

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

Foreign Currency Transactions

Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) are remeasured into the U.S. dollar using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of a transaction. The impact of foreign currency remeasurement is reported in current operations, and was approximately a $1.4 million charge to earnings prior to the Company’s adoption of its hedging program in December 2008. The impact of foreign currency remeasurement was immaterial in the prior year.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted investments, and accounts receivable. The Company places its short-term, long-term and restricted investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance. Restricted investments include corporate bonds and term deposits. As of March 31, 2009, the Company only has short-term investments in a certificate of deposit. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have not been significant.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, certificates of deposits, and commercial paper. Debt securities with maturities less than one year are available-for-sale and are classified as short-term investments. All of the Company’s short-term investments were classified as available-for-sale as of the balance sheet dates presented and, accordingly, are reported at fair value with unrealized gains and losses recorded net of tax as a component of accumulated other comprehensive income in stockholders’ equity. Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The Company’s investment policy limits the amount of credit exposure to any one issuer of debt securities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements is the shorter of the applicable lease term or estimated useful life.

Revenue Recognition

We enter into arrangements for the sale of: (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; (3) services; and (4) subscription for licenses, maintenance and/or other services. In instances where maintenance is bundled with a license of software products, the maintenance term is typically one year.

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

In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). The Company follows the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company also accounts for certain arrangements under the completed contract method, when the terms of acceptance and warranty commitments preclude revenue recognition until all uncertainties expire. To date, when the Company has been primarily responsible for the implementation of the software, where the services have been considered essential to the functionality of the software products, license and services revenues have been recognized in accordance with SOP 81-1.

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

Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone, and such contracts are based on a time and materials basis. Such hourly rates are used to assess the vendor-specific objective evidence of fair value in multiple element arrangements.

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

Contract Management (CM) Arrangements. CM arrangements generate revenue from three principal sources: (1) perpetual licenses and related maintenance; (2) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (3) related consulting services, consisting primarily of integration and training fees. Because the Company provides its application as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consulting services, when sold with subscription and support offerings, are accounted for separately when these services have stand-alone value to the customer, and there is objective and reliable evidence of fair value of the undelivered elements. In these circumstances, consulting service revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized after the services are performed.

In determining whether the consulting services can be accounted for separately from subscription revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription arrangement, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, we initially defer all revenue under the arrangement and then, when all consulting services have been delivered, we recognize the consulting and subscription revenues ratably over the remaining term of the subscription contract. In these situations we defer the costs of the consulting arrangement and amortize those costs over the same time period as the consulting revenue is recognized.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

	Fiscal Years Ended March 31,
	2009	2008
Customer A	18%	25%
Customer B	*	12%

*	Revenues were less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended March 31,
	2009	2008
Customer A	13%	15%
Customer B	*	15%
Customer C	*	15%
Customer D	*	12%
Customer E	*	10%
Customer F	11%	*
Customer G	21%	*

*	Accounts receivable was less than 10% of total accounts receivable.

Warranties and Indemnifications

The Company generally provides a warranty for its software product to its customers and accounts for its warranties under Statements of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (SFAS 5). The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2009 and 2008. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights and accounts for its indemnification under SFAS 5. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2009 and 2008.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2009 and 2008 was approximately $117,000 and $113,000, respectively.

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

Accumulated Other Comprehensive Income or Loss

SFAS No. 130 “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the Company’s net loss as presented in its financial statements. There was no accumulated other comprehensive income or loss at March 31, 2009. For the fiscal year ended March 31, 2008, accumulated other comprehensive income or loss was comprised of net unrealized gains on available for sale securities of approximately $4,000.

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

The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The Company estimates the volatility of its stock options by using historical volatility in accordance with SAB 107. The Company believes its historical volatility is representative of its estimate of expectations of the expected term of its equity instruments. The Company bases the risk-free interest rate used in the option-pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical experience to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

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

The effect of recording stock-based compensation for each of the periods presented was as follows:

	Fiscal Years Ended March 31,
	2009	2008
Stock-based compensation expense by category is as follows:
Cost of revenues	$85,000	$27,000
Research and development	172,000	374,000
Sales and marketing	63,000	184,000
General and administrative	132,000	884,000

Impact on net loss	$452,000	$1,469,000

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal year ended March 31, 2009 and 2008 was $36,000 and $19,000, respectively. During the fiscal years ended March 31, 2009 and 2008, there were 56,070, and zero shares issued, respectively, under the ESPP at a weighted average purchase price of $0.4675 and $0 per share, respectively.

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2009, 6% of sales were from international locations. For the fiscal years ended March 31, 2009 and 2008, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Fiscal Years Ended March 31,
	2009	2008
International revenues	6%	13%
Domestic revenues	94%	87%

Total revenues	100%	100%

For the fiscal years ended March 31, 2009 and 2008, there were no sales to a specific international customer that accounted for 10% of total revenues.

For the year ended March 31, 2009, the Company did not hold long-lived assets outside of the United States as a result of the sale of the Indian subsidiary that occurred on March 31, 2009 (Note 15). For the year ended March 31, 2008, the Company held long-lived assets outside of the United States with a net book value of approximately $1.0 million. The assets were located in India.

Treasury Stock

From time to time, the Company’s Board of Directors has approved common stock repurchase programs allowing management to repurchase shares of its common stock in the open market. In December 2005, the Board of Directors approved a stock buyback program to repurchase up to $25.0 million worth of stock in the open market subject to certain criteria as determined by the Board. The Board also dissolved the previous stock buyback program initiated in May 2003.

There were no stock repurchases during fiscal 2009 or 2008.

All repurchases have been made in compliance with Rule 10b 5-1 under the Securities Exchange Act of 1934, as amended. The Company values the repurchased Treasury Stock at the market value of the day of the transaction. The Company has no plans to resell any of the current Treasury Stock shares held. The Company records the repurchase of Treasury Stock at cost using the par value method.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for the Company beginning the first quarter of fiscal 2010. The Company does not expect the impact of the adoption of this FSP to be material on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP is effective for the Company beginning the first quarter of fiscal 2010. The Company does not expect the impact of the adoption of this FSP to be material on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for the Company beginning the first quarter of fiscal 2010. The Company does not expect the impact of the adoption of this FSP to be material on its consolidated financial statements.

3.	Cash, Cash Equivalents, Investments and Fair Value Measurements

Cash, cash equivalents, and short-term investments consisted of the following:

	Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2009:
Cash and cash equivalents:
Cash	$6,636	$—	$—	$6,636
Money market fund	16,620	—	—	16,620

	$23,256	$—	$—	$23,256

Short-term investments:
(due in less than 12 months)
Certificate of deposit	$196	$—	$—	$196

March 31, 2008:
Cash and cash equivalents:
Cash	$2,418	$—	$—	$2,418
Money market fund	5,320	—	—	5,320
Commercial paper	9,592		—	9,592
Certificate of deposit	4,807	—	—	4,807

	$22,137	$—	$—	$22,137

Short-term investments:
(due in less than 12 months)
Commercial paper	$10,461	$—	$(2)	$10,459
Corporate notes & bonds	2,457	6	—	2,463
Certificate of deposit	154	—	—	154

	$13,072	$6	$(2)	$13,076

The fair value of cash equivalents, based on quoted market prices, is substantially equal to their carrying value as of March 31, 2009 and 2008.

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009 (in thousands):

Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$16,620	$16,620	$—
Short-term investments:
Certificates of deposit	196	—	196

	$16,816	$16,620	$196

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

4.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2009	2008
	(in thousands)
Computers and software	$2,760	$8,128
Furniture and equipment	651	1,584
Leasehold improvements	498	869
Land and building	—	1,225
Automobile	—	36

	3,909	11,842
Less: accumulated depreciation	(2,849)	(9,657)

Total property and equipment, net	$1,060	$2,185

Depreciation expense related to property and equipment was approximately $394,000 and $449,000 for the years ended March 31, 2009 and 2008, respectively. The decrease in net property and equipment in the fiscal year ended March 31, 2009 was due primarily to the sale of the Company’s Indian subsidiary which was completed on March 31, 2009. See Note 15 of Notes to Consolidated Financial Statements.

5.	Accrued and Other Liabilities

As of March 31, 2009 and 2008, liabilities consisted of the following:

	2009	2008
	(in thousands)
Accrued Payroll
Accrued salaries	$57	$203
Accrued vacation	400	299
Accrued bonus	—	71
Accrued commissions	235	77
Accrued benefits	28	90

Total	$720	$740

	2009	2008
	(in thousands)
Other Accrued Liabilities
Other payables	923	249
Accrued sales tax	23	53
Accrued taxes and accounting	574	433

Total	$1,520	$735

Deferred Revenue
Deferred revenue hosting	$34	$6
Deferred revenue consulting	32	188
Deferred revenue subscription	818	708
Deferred revenue maintenance	3,047	1,082

Total	$3,931	$1,984

	2009	2008
	(in thousands)
Other Long-Term Liabilities
Long-term deferred revenue	$48	$234
Lease obligation	—	11

Total	$48	$245

6.	Intangible Assets

As of March 31, 2009 and 2008, intangible assets are as follows:

	2009	2008
	(in thousands)
Cost	$801	$801
Accumulated amortization	(794)	(699)

Net	$7	$102

These intangible assets will be fully amortized in the first quarter of fiscal year 2010. Amortization for the years ended March 31, 2009 and 2008 was approximately $95,000 and $207,000, respectively.

7.	Operating Lease Commitments

The Company leases office space and office equipment under non-cancelable operating lease agreements that expire at various dates through 2013. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, as of March 31, 2009, along with sublease rental income commitments are as follows:

	Amount
	(in thousands)
	Offices	Equipment	Sublease Income	Total
2010	$2,008	$18	$(544)	$1,482
2011	8	18	—	26
2012	—	3	—	3
2013	—	2	—	2

Total future minimum payments	$2,016	$41	$(544)	$1,513

Rental expenses for office space and equipment were approximately $544,000 and $559,000 for the years ended March 31, 2009 and 2008, respectively.

8.	Litigation

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that the Company has been and is willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services. On October 9, 2007 Selectica Inc. and Versata Software Inc. reached a settlement of a patent lawsuit. Selectica paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from the Company’s

Configuration, Pricing or Quoting (SCS or Sales Configuration Segment) products and services and a 50% revenue share of SCS revenue from new Company SCS customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. The Company agreed that its quarterly payments will be the greater of the sum calculated by the percentages of SCS revenues or $200,000. Both parties entered into mutual releases releasing any and all claims that they may have against the other occurring before the settlement date. At March 31, 2009, the present value of the amount owed to Versata was approximately $5.4 million.

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code which could in turn substantially reduce their value to all of the Company’s shareholders. The Company sued Trilogy after amending its Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and as a result, on February 4, 2009 the Company completed the distribution of 26.8 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy. On January 16, 2009, the defendants in this action, Trilogy/Versata, filed an answer to the Company’s complaint and a counterclaim alleging that the Company, through its Board of Directors, had breached its fiduciary duty in amending the Rights Agreement and that such action favored one group of shareholders over another. The Company, and its Board of Directors, believes that the action taken on November 16, 2008 was appropriate under the circumstances and in the interest of all the Company’s shareholders and therefore the allegations of the counterclaim are without merit. The counterclaim asks for various measures of equitable relief and also includes a claim for punitive or exemplary damages, which are not available in Delaware. The litigation is currently in the post-trial phase with a decision expected in the third or fourth calendar quarter of 2009, subject to appeal. As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s rights plan, the costs of the litigation have been charged as issuance costs against the additional paid in capital account on the Company’s balance sheet, less a reserve for anticipated recovery from the Company’s Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on the Company’s balance sheet. As of March 31, 2009, the amount charged to additional paid in capital was approximately $2.0 million, and the anticipated recovery from the Company’s insurance policy was approximately $1.0 million.

9.	Stockholders’ Equity (Deficit)

Common Stock Reserved for Future Issuance

At March 31, 2009, shares of common stock reserved for future issuance were as follows:

(in thousands)
Stock option plans:
Outstanding	2,588
Reserved for future grants	28,640
Employee Stock Purchase Plan	8,624

Total common stock reserved for future issuance	39,852

Preferred Stock

The Company is authorized to issue 25 million shares of preferred stock at a par value of $0.0001 per share. There was no preferred stock issued and outstanding at March 31, 2009 and 2008.

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

Stock Option Plans—Approved by Stockholders

1996 Plan

The Company adopted the 1996 Stock Plan as amended and restated March 28, 2001 (the “1996 Plan”). A total of approximately 16.3 million shares of common stock have been reserved under the 1996 Plan. With limited restrictions, if shares awarded under the 1996 Plan are forfeited, those shares will again become available for new awards under the 1996 Plan. The 1996 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986, and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the board and consultants are eligible to participate in the 1996 Plan. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1996 Plan have a maximum term of ten years.

1999 Equity Incentive Plan

The Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”) on November 18, 1999. A total of 4.4 million shares of common stock were initially reserved for issuance under the 1999 Plan. On each January 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 3.6 million. With limited restrictions, if shares awarded under the 1999 Plan are forfeited, those shares will again become available for new awards under the 1999 Plan. The 1999 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the Board of Directors and consultants are eligible to participate in the 1999 Plan. Each eligible participant is limited to being granted options or stock appreciation rights covering no more than 660,000 shares per fiscal year, except in the first year of employment where the limit is 1,320,000 shares. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1999 Plan have a maximum term of ten years.

1999 Employee Stock Purchase Plan

On November 18, 1999, the Company’s Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and the Company’s stockholders have approved of the Purchase Plan. A total of 2.0 million shares of common stock were initially reserved for issuance under the Purchase Plan. On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 2.0 million shares.

The Compensation Committee of the Board of Directors administers this plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation, at a purchase price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of the Company’s outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee cannot purchase more than 2,500 shares per purchase date (5,000 shares per year) and, generally, cannot purchase more than $25,000 of stock per calendar year. Eligible employees may begin participating in the Purchase Plan at the start of an offering period. Each offering period lasts 24 months and consists of four consecutive purchase periods of six months duration. Two overlapping offering periods start on May 1 and November 1 of each calendar year. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment. The Board of Directors may amend or terminate the Purchase Plan at any time. If not terminated earlier, the Purchase Plan has a term of twenty years. If the Board of Directors increases the number of shares of common stock reserved for issuance under the Purchase Plan, other than any share increase resulting from the formula described in the previous paragraph, it must seek the approval of the Company’s stockholders.

2001 Supplemental Plan

The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on April 4, 2001, and the Supplemental Plan did not require stockholder approval. A total of approximately 5.0 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.

Activity under all equity plans is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
	(in thousands except for per share amounts)
Balance at March 31, 2007	21,071	6,991	$0.84 – $31.74	$1.61
Increase in shares reserved	2,849	—
Options granted	(2,648)	2,648	$0.75 – $ 0.95	$0.91
Options cancelled	4,707	(4,707)	$0.85 – $31.74	$1.58
Options expired	(154)	—
Restricted stock awards granted	(1,534)

Balance at March 31, 2008	24,291	4,932	$0.75 – $31.74	$1.25
Increase in shares reserved	3,362	—
Options granted	(610)	610	$0.36 – $ 0.73	$0.51
Options cancelled	2,954	(2,954)	$0.73 – $31.74	$1.09
Restricted stock awards issued	(1,357)

Balance at March 31, 2009	28,640	2,588	$0.36 – $31.74	$1.27

Options outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices Per Share	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price Per Share
$0.36 – $0.72	530,000	7.00	5,000	$0.72
$0.73 – $0.91	400,000	8.41	192,707	$0.87
$0.92 – $1.22	559,125	8.57	216,561	$0.95
$1.23 – $1.71	636,000	6.21	588,535	$1.58
$1.72 – $26.35	462,892	3.47	462,871	$2.49

$0.36 – $26.35	2,558,017	6.73	1,465,674	$1.68

The weighted average term for exercisable options is 5.96 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2009 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2009 was $0.41 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at March 31, 2009 was $7,400 and none of the intrinsic value was related to exercisable options.

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2009	2008(1)
Weighted average grant date fair value	$109,959	$795,531
Intrinsic value of options exercised	—	—
Fair value of shares vesting during the year	$202,639	$1,397,923

(1)	In the fiscal year ended March 31, 2008, there were no participants in the Company’s employee stock purchase plan.

The fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2009	2008
Risk-free interest rate	2.19%	0.00%
Dividend yield	0.00%	0.00%
Expected volatility	41.49%	0.00%
Expected term in years	1.24	—
Weighted average fair value at grant date	$0.26	$—

The fair value of options granted under employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2009	2008
Risk-free interest rate	1.75%	3.72%
Dividend yield	0.00%	0.00%
Expected volatility	50.25%	34.34%
Expected option life in years	3.26	3.91
Weighted average fair value at grant date	$0.18	$0.58

Equity Compensation Plan Information

The table below demonstrates the number of options issued and the number of options available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2009:

	Number of Securities to be Issued upon Exercise of Outstanding Options, and Rights	Weighted-Average Exercise Price Per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	207	$1.94	2,746
1999 Equity Incentive Plan	2,277	$1.18	22,306
Plans Not Required to be Approved by Stockholders
2001 Supplemental Plan	104	$1.92	3,588

Total	2,588		28,640

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

The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2009	2008
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	2,248	2,181
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	340	329

Total common stock equivalents excluded from diluted net loss per common share	2,588	2,510

11.	Income Taxes

The provision for income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2009	2008
	(in thousands)
Domestic pre-tax loss	$(4,682)	$(24,066)
Foreign pre-tax income (loss)	(3,583)	527

Total pre-tax loss	$(8,265)	$(23,539)

	Fiscal Years Ended March 31,
	2009	2008
	(in thousands)
Federal tax at statutory rate	$(2,810)	$(8,004)
Computed state tax	934	(1,251)
Computed foreign tax	1,557	275
Losses not benefited	270	9,238
Change in tax reserve	12	—
Non-deductible expenses	321	190
Research and development tax credits	(127)	(88)

Income tax provision	$157	$361

The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,
	2009	2008
	(in thousands)
Current:
US	$15	$196
Foreign	142	165

Income tax provision	157	361
Deferred:
Federal	—	—
State	—	—

Income tax provision	$157	$361

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$61,649	$53,544
Intangible assets	16,063	15,789
Tax credit carryforwards	4,519	2,776
Reserves and accruals	1,227	1,572
Depreciation	(17)	61
Stock compensation	326	658
Deferred revenue	132	180

Total net deferred tax asset	83,899	74,580
Valuation allowance	(83,899)	(74,580)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance change by $9.3 million and ($8.2 million) during 2009 and 2008 respectively.

As of March 31, 2009, the Company had federal and state operating loss carryforwards of approximately $166.5 million and $87.3 million, respectively. As of March 31, 2009, the Company also had federal and state research and development tax credit carryforwards of $3.1 and $4.3 million, respectively.

The federal net operating loss and credit carryforwards begin to expire in 2012 through 2029, if not utilized. The state net operating loss carryforwards begin to expire in 2011 through various dates, if not utilized. The state tax credit carryforwards have no expiration date.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Based on its most recently performed study, the Company has concluded it has not had a prior ownership change, as defined by Section 382 of the Internal Revenue Code (IRC), which could limit the future realization of its net operating loss carryforwards since June 1999. Based on this recent study, the Company believes that the application of Section 382 will not result in the forfeiture of any net operating loss carryforward for federal income tax purposes and any net operating loss carryforward for California income tax purposes. Please note the net operating loss carryforwards above take into account this belief. Applicable taxing authorities could disagree if and when an income tax return is filed that utilizes some or all of these net operating loss carryforwards.

In addition, based on this recent study, the Company has concluded that none of the federal and California research tax credit carryforwards, respectively, would be subject to forfeiture due to Section 382 ownership changes under IRC Section 383 and/or possible credit amount reduction upon audit, but as noted above this is subject to review by the applicable taxing authority. Please note the research and development tax credit carryforwards above take into account this reduction.

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

The implementation of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2009, there was no material increase in the liability for unrecognized tax benefits.

At March 31, 2009, the Company has accrued $130,000 of income tax expense and $40,000 of interest and penalties due to Selectica India Private Ltd.’s branch operations within the U.S. resulting in an increase on the Company’s effective tax rate. In addition at March 31, 2009, the Company had $1.82 million of unrecognized tax benefits of which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized there will be no effect on the Company’s effective tax rate. The Company does not have any tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2009 are as follows (in thousands):

Amount
Balance at April 1, 2008	$1,564
Increases related to current year tax positions	256

Balance at March 31, 2009	$1,820

The Company’s Federal, state, and foreign tax returns are subject to examination by the tax authorities from 1997 to 2008 due to net operating losses and tax carryforwards unutilized from such years.

12.	401(k) Benefit Plan

Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2009 and 2008. Administrative expenses relating to the 401(k) Plan are insignificant.

13.	Restructuring

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

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2009 and 2008, respectively were (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2007	$103	$5,740	$5,843
Additional accruals	300	436	736
Amounts paid in cash	(277)	(2,974)	(3,251)
Loan to sublessee	—	(497)	(497)

Balance, March 31, 2008	126	2,705	2,831
Additional accruals	661	(143)	518
Amounts paid in cash	(735)	(1,812)	(2,547)
Loan to sublessee	—	463	463

Balance, March 31, 2009	$52	$1,213	$1,265

14.	Segment Information

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

Selectica offers comprehensive consulting, training and implementation services and ongoing customer support and maintenance, to support its software applications. The business is focused towards delivering software and services under two operating segments (1) contract management, and (2) sales configuration.

The Selectica Contract Lifecycle Management (“CLM” or “CM”) solution is a contract authoring, analysis, repository and process automation component designed to enhance and automate the management of the entire contract lifecycle. It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue and the evaluation of supplier performance, and other purposes. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts for the corporate counsel’s office and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

The Selectica Sales Configuration (“SCS”) solution consolidates configuration, pricing and quoting functions into a single application platform enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. The Company’s SCS solution provides a critical link between Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems that helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, internal sales staff, and/or channel partners to generate error-free sales proposals for their unique requirements, the Company believes its SCS solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

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

	Fiscal Years Ended March 31,
	2009	2008
	(in thousands)
Sales Configuration Solutions:
Net Revenues	$6,552	$10,248
Cost of Sales	1,625	2,321

Gross Profit	4,927	7,927

Income from Operations	2,134	4,246

Contract Management Solutions:
Net Revenues	9,893	5,755
Cost of Sales	4,144	1,880

Gross Profit	5,749	3,875

Loss from Operations	(1,983)	(4,715)

Unallocated Corporate Expenses	6,327	(25,929)

15.	Sale of Indian Subsidiary

On March 31, 2009, the Company sold the equity interest of its U.S. parent company in its wholly owned foreign subsidiary in India. The subsidiary had formerly provided development and professional services resources for the Sales Configuration group as well as acted as an interface to an outsourcing partner in India for development services for both product lines. The sale was for a cash consideration of $4.3 million ($1.0 million of which was held in escrow and released in early June 2009) and $0.4 million of forgiveness of intercompany debt. The Company recorded a net $0.9 million loss on sale, which included a non-cash charge of $2.6 million due to the liquidation of the subsidiary, on its consolidated statements of operations for the fiscal year ended March 31, 2009.

16.	Subsequent Event

On June 10, 2009, the Company announced that, following a review of its business operations, it has implemented a re-alignment and restructuring, reducing headcount from 64 at March 31, 2009 to 56 as of June 15, 2009. The Company expects to record charges of at least $0.5 million in the six months ending September 30, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures

Review of Corporate Governance Policies and Procedures

Background. In early 2009, we began a review of certain of our corporate governance policies and procedures, including policies and procedures that impact our disclosure controls and procedures and our internal control over financial reporting (collectively, our “internal controls”).

There were three interrelated reasons for initiating this review. First, our Board of Directors determined that it was appropriate to reconsider the legal status of our management structure due to the length of time following the appointment of Jim Thanos and Brenda Zawatski as Co-Chairs of our Board in July 2008 without the appointment of a CEO. Second, we received a letter from counsel for a stockholder of the Company with whom we are currently in litigation in April 2009 expressing concern regarding possible weaknesses in our internal controls and procedures. Third, our Audit Committee undertook a review of our internal controls regarding our accounting for certain non-routine transactions.

Management Structure. On June 30, 2008, Jim Thanos and Brenda Zawatski were appointed Co-Chairs of our Board of Directors, following the departure of our former chief executive officer on the same day. As originally contemplated, Mr. Thanos and Ms. Zawatski would, in their capacity as non-employee directors, devote additional time on an interim basis to overseeing operational matters until we appointed a successor chief executive officer. On August 1, 2008, our Board determined to compensate Mr. Thanos and Ms. Zawatski at the rate of $250 per hour in cash, subject to a maximum of eight hours per day, for time spent providing operational assistance beyond the time spent on normal Board matters. Pursuant to this arrangement, Mr. Thanos and Ms. Zawatski received $164,125 and $274,273 in cash, respectively, in the fiscal year ended March 31, 2009, but no equity compensation. These amounts exclude cash and equity compensation paid to them pursuant to our regular compensation program for non-employee directors of our Board of Directors.

The responsibilities of Mr. Thanos and Ms. Zawatski have evolved over time to the point that collectively, they are acting in a capacity similar to that of a chief executive officer, largely because we deferred efforts to hire a new chief executive officer after deciding to evaluate strategic alternatives in July, 2008. As a result of their greater involvement in operational matters for a longer time period than initially anticipated, we have determined to disclose their fiscal year 2009 compensation and compensation arrangements as if they were “named executive officers” of the Company in Item 11 of this Annual Report on Form 10-K (the “Annual Report”). As more fully disclosed below, we have also (i) determined that Mr. Thanos and Ms. Zawatski are not “independent” directors within the meaning of applicable rules of the SEC and The Nasdaq Global Stock Market, (ii) accepted their resignations as members of the Audit Committee, Compensation Committee and Nominating Committee of our Board of Directors to ensure that all members of these committees are independent, and (iii) determined that Ms. Zawatski and Mr. Thanos certify our Annual Report and our Quarterly Reports for the quarters ended June 30, September 30, and December 31, 2008 (the “Quarterly Reports”).

Stockholder Letter. On or about April 7, 2009, our Board of Directors received a letter from counsel to a stockholder of the Company expressing concern regarding certain of our internal controls and compliance matters and requesting that we investigate those concerns. The Company is currently involved in litigation with the stockholder. In response to the letter, on April 8, 2009, the Board of Directors formed a special committee of our Board of Directors (the “Special Committee”), assisted by independent legal counsel, to investigate each of the matters raised in the letter and to report to our Board of Directors. As a result of the investigation, which is substantially complete, pending confirmation of certain additional information, the Special Committee recommend that our Board of Directors enhance our corporate governance policies and procedures to, among other things, ensure that we comply with applicable regulatory and legal requirements.

Changes in Corporate Governance Policies and Procedures. On June 28, 2009, as a result of the review described above, including the recommendations of the Special Committee described above and of our Audit Committee, our Board of Directors adopted a number of changes designed to enhance the effectiveness of our corporate governance policies and procedures, including our internal controls. Among other things, our Board of Directors:

1.	Determined that Jim Thanos and Brenda Zawatski are not “independent” directors within the meaning of applicable rules of the SEC and The Nasdaq Global Market, which led to them resigning as members of the Audit, Compensation and Nominating committees;

2.	Determined that Jim Thanos and Brenda Zawatski are acting together in a capacity similar to that of a chief executive officer of the Company and therefore should certify the Annual Report and the Quarterly Reports;

3.	Amended the charters of our Audit Committee and Compensation Committee to enhance their responsibilities and authority, including additional policies and procedures as summarized herein;

4.	Reconstituted the Nominating Committee as the Nominating/Corporate Governance Committee and granted it responsibility and authority to, among other things, oversee corporate governance policies and procedures, including compliance with applicable regulatory and legal requirements;

5.	Adopted Corporate Governance Guidelines setting forth specific guidelines with respect to our Board of Directors’ composition, responsibilities, meetings, committees, and review of management and with respect to stockholder communications;

6.	Adopted policies and procedures for related party transactions, as contemplated by item 404(b) of Regulation S-K;

7.	Adopted policies and procedures to ensure that there is sufficient time to review (i) our annual and quarterly business plans before we publicly disclose guidance regarding our forecast financial results and (ii) all earnings announcements and other financial releases and related disclosure before they are released to the public;

8.	Adopted policies and procedures for increased scrutiny and review of the accounting for significant non-routine transactions and transactions requiring increased levels of management judgment;

9.	Adopted a requirement that all officers and directors of the Company receive additional training in the Company’s corporate governance policies and procedures, including the responsibilities of the committees of our Board of Directors, our insider trading policy and our Regulation FD communications compliance policy; and

10.	Adopted a requirement that our management prepare a detailed annual calendar of all meetings of our Board of Directors and its committees, including the specific matters to be addressed at those meetings, to ensure that all corporate governance policies and procedures are complied with on an annual basis.

Accounting for Non-Routine Transactions. As previously reported in our Form 8-K for the quarter ended September 30, 2008, following the appointment of our current Chief Financial Officer in September 2008, we initiated a review of our internal control over financial reporting. As a result of the review, our management determined that we had a material weakness in our internal control over financial reporting as of September 30, 2008 due to the combined effect of several significant deficiencies. Among the items identified by our management was the improper reporting of a non-routine compensation expense in a prior accounting period. In addition, on April 6, 2009, we disclosed the sale of our Indian subsidiary along with the expected accounting treatment of that transaction. As a result of additional work by our management, we determined that our disclosure was incomplete and filed a report on Form 8-K reporting that the original disclosure should not be relied upon. On June 10, 2009, we subsequently disclosed the full accounting treatment of the sale. As a result of these transactions, our Audit Committee recommended changes in our internal controls over financial reporting designed to ensure that our accounting for non-routine transactions receives appropriate levels of management scrutiny, review and judgment. As summarized above, these proposed changes have been adopted by our Board of Directors.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers (or persons performing similar functions), and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, including the Co-Chairs of our Board of Directors and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2009, including the information made available to management regarding the results of our review of certain of our corporate governance policies and procedures, as summarized above, our management identified control deficiencies and significant deficiencies in our internal control over financial reporting as of that date. These control deficiencies and significant deficiencies relate primarily to the need to implement changes described above under Review of Corporate Governance Policies and Procedures. Although none of these internal control deficiencies or significant deficiencies was considered material individually, when considered in the aggregate, our management determined that these control deficiencies and significant deficiencies together represent a material weakness in our internal control over financial reporting. As a result, our management concluded that our internal control over financial reporting was not effective as of March 31, 2009 and that additional steps were needed to provide assurance that effective controls could be maintained in the future.

A control deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management believes that the steps taken by our Board of Directors, as summarized above, when fully implemented should be sufficient to remediate the material weakness. We plan to monitor implementation of the steps taken by our Board of Directors and to evaluate whether these steps are sufficient.

This 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this 10-K.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act ). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rule and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Co-Chairs of our Board of Directors and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the period ended March 31, 2009. Based on its evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2009, because of the need to implement the changes described above under Review of Corporate Governance Policies and Procedures and the material weakness in our internal control over financial reporting described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we have made a number of material changes to our corporate governance policies and procedures in the quarter ending June 30, 2009, that are designed to enhance our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer (or persons performing those functions), do not expect that our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth, as of June 29, 2009, the names and certain information concerning our directors:

Name	Age	Position	Director Since	End of Term
Brenda Zawatski	48	Co-Chair of the Board	2005	2009
Jim Thanos	60	Co-Chair of the Board	2007	2011
James Arnold, Jr. (1)(2)(3)	52	Director	2003	2010
Lloyd Sems (1)(2)(3)	38	Director	2008	2010
Alan Howe (1)(2)(3)	47	Director	2009	2009

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating/Corporate Governance Committee

Brenda Zawatski has served as a director since November 2005 and as Co-Chair of the Board since June 30, 2008. Ms. Zawatski was the vice president of sales and marketing for Pillar Data Systems from January 2006 to July 2007. Prior to joining Pillar, Ms. Zawatski was the vice president of sales and general manager of Information Lifecycle Management Solutions at StorageTek. Previously, Ms. Zawatski served as vice president of Product and Solutions Marketing for VERITAS Software. Prior to her move to VERITAS, Ms. Zawatski held significant roles at IBM as vice president, Tivoli Storage Software; vice president, Removable Media Storage Solutions; and director of S/390 Enterprise Systems. Ms. Zawatski holds a bachelor’s of science degree in Accounting and Computer Science from Penn State University.

Jim Thanos was appointed Co-Chair of the Board on June 30, 2008, and has served as a director since October 2007. Since June 2002, Mr. Thanos has served on advisory boards and provided consulting services to a variety of companies. From June 2000 to June 2002, Mr. Thanos served as Executive Vice President and General Manager of Worldwide Field Operations at Broadvision. Previously, Mr. Thanos held senior sales management roles for Aurum Software, Harvest Software, and Metaphor Inc. Mr. Thanos also serves on the Board of Directors of SupportSoft, a provider of software and services for technology problem resolution. Mr. Thanos holds a B.A. in behavioral sciences from The Johns Hopkins University in Baltimore, Maryland.

James Arnold, Jr. has served as chairman and financial expert of the Board’s Audit Committee since 2003. Mr. Arnold has served as Senior Vice President since 2004 and was Chief Financial Officer of Nuance Communications from 2004 to 2008. Prior to joining Nuance Communications, Mr. Arnold served as Corporate Vice President and Corporate Controller of Cadence Design Systems. Prior to joining Cadence, Mr. Arnold held a number of senior finance positions, including Chief Financial Officer, at Informix Corp.—now known as Ascential Software Corporation. From 1995 to 1997, Mr. Arnold served as Corporate Controller for Centura Software Corporation. Mr. Arnold worked in public accounting at Price Waterhouse LLP from 1983 to 1995, where he provided consulting and auditing services. Mr. Arnold received a bachelor’s degree in finance from Delta State University in Cleveland, Mississippi and an M.B.A. from Loyola University in New Orleans, Louisiana.

Lloyd Sems was elected to the Board of Directors of the Company on June 2, 2008, and serves as chairman of the Board’s Nominating/Corporate Governance Committee. Since October 2003, he served as President of Sems Capital, LLC and of Capital Edge, LLC, both of which he founded. Previously, Mr. Sems served as Director of Research and Portfolio Manager for Watchpoint Asset Management. Mr. Sems holds a Bachelor of Science degree in Business Administration and Finance from Albright College.

Alan Howe was elected to the Board on January 12, 2009 and serves as chairman of the Board’s Compensation Committee. Mr. Howe has extensive operational experience as well as involvement with many aspects of corporate finance and business development. He is co-founder and managing partner of Broadband Initiatives, LLC, a boutique corporate advisory and consulting firm. He served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company. Prior to that, Mr. Howe was chief financial officer and vice president of corporate development of Teletrac, Inc., and director of corporate development for Sprint PCS. Mr. Howe is a member of the board of directors of Proxim Wireless Corporation, Alliance Semiconductor Corporation, Crossroads Systems, Inc., LCC International, Anacomp Inc., and Dyntek, Inc. Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.

Executive Officers

The following table sets forth, as of June 29, 2009, the names and certain information concerning our executive officers who do not also serve as directors:

Name	Age	Position
Richard Heaps	56	Chief Financial Officer, General Counsel and Secretary
Jason Stern	39	Senior Vice President, Operations of the Contract Management Business

Richard Heaps was appointed the Company’s Chief Financial Officer and General Counsel on September 8, 2008. Since 2001, Mr. Heaps served as managing director of The Management Group, LLC, a financial and strategic management advisory practice focused on early-stage technology companies. Prior to that, Mr. Heaps served as CFO and COO of Clarent Corporation and CFO and General Counsel of Centura Software. He also has held various positions at Unisoft, Oracle and Dataquest. Mr. Heaps has a J.D. and M.B.A. from Stanford University and a B.A. from Yale University. Mr. Heaps is an active member of the State Bar of California.

Jason Stern was appointed Senior Vice President of Operations of the Company’s Contract Management Business on June 10, 2009, and did not serve as an executive officer of the Company in fiscal year 2009. From March 2008 to June 2009, Mr. Stern served as the Company’s Vice President of Products and Business Development for Contract Management Solutions and from January 2007 to March 2008, was Vice President of Solutions. Prior to joining the Company in November of 2006, Mr. Stern was the Vice President of Product Management for I-many, a contract management software and services company. With more than 10 years of experience in enterprise software product management, Mr. Stern also spent four years at Oracle, an enterprise software company, managing products for CRM, Call Center, and Finance. Mr. Stern has a B.A. from UCLA and an M.B.A. from the University of Southern California.

In June 2009, we determined that Jim Thanos and Brenda Zawatski are acting together in capacity similar to that of a chief executive officer by virtue of service as Co-Chair of the Board.

The information required by this item regarding our directors and corporate governance matters is included under the captions “Corporate Governance and Board of Directors Matters” and “Proposals to be Voted On—Proposal Number 1—Election of Directors” in Selectica’s Proxy Statement for its fiscal year 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference. The information required by this item regarding our procedures by which Stockholders may recommend nominees to the Board of Directors pursuant to Item 407(c)(3) of Regulation S-K is included under the heading “Stockholder Communication with the Board of Directors” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is included under the captions “Director Compensation” and “Executive Compensation” in the fiscal year 2010 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the fiscal year 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the fiscal year 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Public Accountants” in the fiscal year 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(a) Financial Statements: See Index to Consolidated Financial Statements in Part II, Item 8.

(b) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2009 and 2008, respectively:

	Balance at Beginning of Period	Additions to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2008	$121	$—	$(81)	$(40)	$—
Fiscal year ended March 31, 2009	$—	$373	$—	$—	$373

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of July 8, 2009.

SELECTICA, INC.
Registrant

/S/ BRENDA ZAWATSKI
Brenda Zawatski
Co-Chair

/S/ JIM THANOS
Jim Thanos
Co-Chair

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Brenda Zawatski and Richard Heaps, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ BRENDA ZAWATSKI Brenda Zawatski	Co-Chair	July 8, 2009

/S/ JIM THANOS Jim Thanos	Co-Chair	July 8, 2009

/S/ RICHARD HEAPS Richard Heaps	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), General Counsel and Secretary	July 8, 2009

Directors:

/S/ JAMIE ARNOLD Jamie Arnold	Director	July 8, 2009

/S/ BRENDA ZAWATSKI Brenda Zawatski	Director	July 8, 2009

/S/ LLOYD SEMS Lloyd Sems	Director	July 8, 2009

/S/ JIM THANOS Jim Thanos	Director	July 8, 2009

/S/ ALAN HOWE Alan Howe	Director	July 8, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	The Second Amended and Restated Certificate of Incorporation.

3.2(3)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(3)	Amended and Restated Bylaws.

3.4(12)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(1)	Amended and Restated Investor Rights Agreement, dated June 16, 1999.

4.4(9)	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007

4.5(12)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.6(13)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

4.7(17)	Amendment 2, dated as of May 8, 2009, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., dated January 2, 2009, as amended,

10.1(1)	Form of Indemnification Agreement.

10.2(1)*	1996 Stock Plan.

10.3(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.

10.4(2)*	Employment Agreement between the Registrant and Stephen Bennion, dated as of January 1, 2003.

10.5(5)	Sublease Agreement between Selectica Incorporated and Nuova Systems, dated March 6, 2007

10.6(6)*	Employment Agreement between the Registrant and Stephen Bennion, dated August 9, 2006.

10.7(9)*	Employment Agreement between the Registrant and Bill Roeschlein, dated September 11, 2006.

10.8(9)*	Employment Agreement between the Registrant and Steve Goldner, dated September 27, 2006.

10.9(9)*	Employment Agreement between the Registrant and Terry Nicholson, dated September 27, 2006.

10.10(3)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.

10.11(3)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.12(3)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.13(3)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.

10.14(3)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.

10.15(3)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.

Exhibit No.	Description
10.16(3)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.

10.17(3)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.

10.18(3)	Amendment #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.

10.19(3)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.

10.20(9)*	Company Compensation Plan for Non Employee Directors, dated August 1, 2006.

10.21(7)	Letter Agreement between Registrant and Sanjay Mittal, dated July 21, 2006.

10.22(6)	Separation Agreement between Registrant and Vince Ostrosky, dated August 9, 2006.

10.23(4)*	1999 Equity Incentive Plan Stock Option Agreement.

10.24(4)*	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.25(4)*	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.26(4)	Selectica UK Limited Major Account License Agreement, dated December 5, 2003.

10.27(4)	Amendment Agreement between MCI WorldCom, Limited and Selectica UK Limited, dated December 23, 2004.

10.28(8)	Notice of Delisting, dated June 19, 2007.

10.29(10)	Separation Agreement between Registrant and Stephen Bennion, dated October 23, 2007.

10.30(11)	Severance Agreement between Registrant and William Roeschlein, dated September 27, 2006.

10.31(11)	Severance Agreement between Registrant and Michael Shaw, dated January 14, 2008.

10.32(11)*	Employment Agreement between the Registrant and Robert Jurkowski, dated August 21, 2007.

10.33(11)*	Offer Letter between Registrant and Michael Shaw, dated January 9, 2008.

10.34(15)*	Employment Agreement between the Registrant and Richard Heaps, dated September 5, 2008.

10.35(15)	Severance Agreement between the Registrant and Richard Heaps, dated September 4, 2008.

10.36(16)	Share Purchase Agreement between the Registrant and DAX Partners, L.P., dated March 31, 2009.

10.37*	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.38*	1999 Equity Incentive Plan, as amended and restated August 1, 2006.

10.39*	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.40*	Registrant Compensation Program for Non-Employee Directors effective January 2, 2009.

10.41*	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.42	Registrant Master Software License Agreement with CA, Inc., dated February 13, 2009.

10.43	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.44*	Summary of Registrant’s Board Co-Chairs Compensation Arrangement.

21.1	Subsidiaries.

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of Co-Chair Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Co-Chair Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chair Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chair Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(14)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.

(2)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.

(3)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.

(4)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2006.

(5)	Previously filed in the Company’s report on Form 8-K filed on March 27, 2008.

(6)	Previously filed in the Company’s report on Form 8-K on August 15, 2007.

(7)	Previously filed in the Company’s report on Form 8-K on July 27, 2007.

(8)	Previously filed in the Company’s report on Form 8-K on June 22, 2008.

(9)	Previously filed in the Company’s report on Form 10-K on October 3, 2007

(10)	Previously filed in the Company’s report on Form 8-K on October 23, 2007.

(11)	Previously filed in the Company’s report on Form 10-KSB filed on June 10, 2008.

(12)	Previously filed in the Company’s report on Form 8-K on January 2, 2009.

(13)	Previously filed in the Company’s report on Form 8-K on January 28, 2009.

(14)	Previously filed in the Company’s report on Form 8-K filed on February 4, 2009.

(15)	Previously filed in the Company’s report on Form 10-Q filed on February 17, 2009.

(16)	Previously filed in the Company’s report on Form 8-K filed on April 6, 2009.

(17)	Previously filed in the Company’s report on Form 8-K filed on April 28, 2009.

*	Represents a management agreement or compensatory plan.

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Selectica, Inc. specifically incorporates it by reference.