Form 10-Q/A
period 2008-06-30
SELECTICA INC
filed 2009-07-10
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☑

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2008, was 28,694,542.

FORM 10-Q/A

SELECTICA, INC.

EXPLANATORY NOTE:

This Amendment No. 3 to Registrant’s quarterly report on Form 10-Q/A for the quarter ended June 30, 2008 (the “Form 10-Q”) is being filed solely to file exhibits 31.2, 31.3, 32.2 and 32.3. Except as so indicated, Registrant has made no other material changes in the amendment to the Form 10-Q.

Investors should no longer rely on any forward-looking statements contained in the Form 10-Q regarding Registrant’s financial condition and results of operations, including Registrant’s financial results for the fiscal year ended March 31, 2009 (“Fiscal 2009” ). Instead, investors should rely on Registrant’s disclosures in its annual report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission on July 9, 2009, relating to (i) Registrants actual financial results for Fiscal 2009, (ii) management’s discussion and analysis of the financial condition and results of operations contained in Registrant’s Form 10-K and (iii) any forward-looking statements contained in the Form 10-K.

This amendment to the Form 10-Q speaks as of the filing date of Amendment No. 2 to Registrant’s Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”), except for the certifications, which speak as of their respective dates and the filing date of this amendment to the Form 10-Q. For the convenience of the reader, the Company is re-filing the entire Form 10-Q/A, but the Form 10-Q/A has not been updated to reflect events occurring or trends arising after the original filing date.

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

Date: July 9, 2009

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