Form 10-Q/A
period 2008-09-30
SELECTICA INC
filed 2009-07-10
CIK 1090908

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

FORM 10-Q
SELECTICA, INC.
INDEX

EXPLANATORY NOTE:
     This Amendment No. 1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”) is being filed solely to file exhibits 31.2, 31.3, 32.2 and 32.3. Except as so indicated, Registrant has made no other material changes in the amendment to the Form 10-Q.
     Investors should no longer rely on any forward-looking statements contained in the Form 10-Q regarding Registrant’s financial condition and results of operations, including Registrant’s financial results for the fiscal year ended March 31, 2009 (“Fiscal 2009”). Instead, investors should rely on Registrant’s disclosures in its annual report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission on July 9, 2009, relating to (i) Registrants actual financial results for Fiscal 2009, (ii) management’s discussion and analysis of the financial condition and results of operations contained in Registrant’s Form 10-K and (iii) any forward-looking statements contained in the Form 10-K.
     This amendment to the Form 10-Q speaks as of the filing date of the original Form 10-Q, except for the certifications, which speak as of their respective dates and the filing date of this amendment to the Form 10-Q. For the convenience of the reader, the Company is re-filing the entire Form 10-Q, but the Form 10-Q has not been updated to reflect events occurring or trends arising after the original filing date.
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
ITEM 5: OTHER INFORMATION
Not applicable.
ITEM 6: EXHIBITS

31.1**	Certification of Co-Chair Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Co-Chair Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chair Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chair Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Selectica, Inc. specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 9, 2009

/s/ RICHARD HEAPS
Richard Heaps
Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of Co-Chair Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Co-Chair Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Co-Chair Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Co-Chair Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Selectica, Inc. specifically incorporates it by reference.