Form 10-Q/A
period 2008-12-31
SELECTICA INC
filed 2009-07-10
CIK 1090908

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

FORM 10-Q

SELECTICA, INC.

EXPLANATORY NOTE:

This Amendment No. 1 to Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2008 (the “Form 10-Q”) is being filed solely to file exhibits 31.2, 31.3, 32.2 and 32.3. Except as so indicated, Registrant has made no other material changes in the amendment to the Form 10-Q.

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

This amendment to the Form 10-Q speaks as of the filing date of the original Form 10-Q, except for the certifications, which speak as of their respective dates and the filing date of this amendment to the Form 10-Q. For the convenience of the reader, the Company is re-filing the entire Form 10-Q, but the Form 10-Q has not been updated to reflect events occurring or trends arising after the original filing date.”

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

As a result of this review, management has concluded that remediation efforts undertaken to address previously noted material weaknesses in internal controls over financial reporting were successful. Management therefore concludes that for the quarter ending December 31, 2008 that its disclosure controls and procedures were effective.

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