Form 10-K/A
period 2009-03-31
SELECTICA INC
filed 2009-08-07
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of July 27, 2009, the registrant had outstanding 55,583,307 shares of common stock.

Explanatory Statement

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 originally filed on July 9, 2009 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference from the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2009 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement has not been filed as of the date of filing of this amended report on Form 10-K/A. No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the Original Annual Report.

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
(3)	Member of the Nominating/Corporate Governance Committee

Brenda Zawatski has served as a director since November 2005 and as Co-Chair of our Board of Directors (“Board”) since June 30, 2008. Ms. Zawatski was the vice president of sales and marketing for Pillar Data Systems from January 2006 to July 2007. Prior to joining Pillar, Ms. Zawatski was the vice president of sales and general manager of Information Lifecycle Management Solutions at StorageTek. Previously, Ms. Zawatski served as vice president of Product and Solutions Marketing for VERITAS Software. Prior to her move to VERITAS, Ms. Zawatski held significant roles at IBM as vice president, Tivoli Storage Software; vice president, Removable Media Storage Solutions; and director of S/390 Enterprise Systems. Ms. Zawatski holds a bachelor’s of science degree in Accounting and Computer Science from Penn State University.

Jim Thanos was appointed Co-Chair of our Board on June 30, 2008, and has served as a director since October 2007. Since June 2002, Mr. Thanos has served on advisory boards and provided consulting services to a variety of companies. From June 2000 to June 2002, Mr. Thanos served as Executive Vice President and General Manager of Worldwide Field Operations at Broadvision. Previously, Mr. Thanos held senior sales management roles for Aurum Software, Harvest Software, and Metaphor Inc. Mr. Thanos also serves on the Board of Directors of SupportSoft, a provider of software and services for technology problem resolution. Mr. Thanos holds a B.A. in behavioral sciences from The Johns Hopkins University in Baltimore, Maryland. Mr. Thanos is also a member of the Board of Directors of SupportSoft, ClickSoftware and Corticon.

James Arnold, Jr. has served as a director and as chairman and financial expert of the Audit Committee of our Board since 2003. Mr. Arnold has served as Senior Vice President since 2004 and was Chief Financial Officer of Nuance Communications from 2004 to 2008. Prior to joining Nuance Communications, Mr. Arnold served as Corporate Vice President and Corporate Controller of Cadence Design Systems. Prior to joining Cadence, Mr. Arnold held a number of senior finance positions, including Chief Financial Officer, at Informix Corp.—now known as Ascential Software Corporation. From 1995 to 1997, Mr. Arnold served as Corporate Controller for Centura Software Corporation. Mr. Arnold worked in public accounting at Price Waterhouse LLP from 1983 to 1995, where he provided consulting and auditing services. Mr. Arnold received a bachelor’s degree in finance from Delta State University in Cleveland, Mississippi and an M.B.A. from Loyola University in New Orleans, Louisiana.

Lloyd Sems was elected to our Board of Directors on June 2, 2008, and serves as chairman of the Board’s Nominating/Corporate Governance Committee. Since October 2003, he served as President of Sems Capital, LLC and of Capital Edge, LLC, both of which he founded. Previously, Mr. Sems served as Director of Research and Portfolio Manager for Watchpoint Asset Management. Mr. Sems holds a Bachelor of Science degree in Business Administration and Finance from Albright College.

Alan Howe was elected to the Board on January 12, 2009 and serves as chairman of the Compensation Committee of our Board. He is co-founder and managing partner of Broadband Initiatives, LLC, a boutique corporate advisory and consulting firm. He served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company. Prior to that, Mr. Howe was chief financial officer and vice president of corporate development of Teletrac, Inc., and director of corporate development for Sprint PCS. Mr. Howe is a member of the board of directors of Proxim Wireless Corporation, Alliance Semiconductor Corporation, Crossroads Systems, Inc., LCC International, Anacomp Inc., and Dyntek, Inc. Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.

Executive Officers

The following table sets forth, as of June 29, 2009, the names and certain information concerning our executive officers who do not also serve as directors:

Name	Age	Position
Richard Heaps	56	Chief Financial Officer, General Counsel and Secretary
Jason Stern	39	Senior Vice President, Operations of the Contract Management Business

Richard Heaps was appointed our Chief Financial Officer and General Counsel on September 8, 2008. Since 2001, Mr. Heaps served as managing director of The Management Group, LLC, a financial and strategic management advisory practice focused on early-stage technology companies. Prior to that, Mr. Heaps served as CFO and COO of Clarent Corporation and CFO and General Counsel of Centura Software. He also has held various positions at Unisoft, Oracle and Dataquest. Mr. Heaps has a J.D. and M.B.A. from Stanford University and a B.A. from Yale University. Mr. Heaps is an active member of the State Bar of California.

Jason Stern was appointed Senior Vice President of Operations of our Contract Management Business on June 10, 2009, and did not serve as an executive officer of us in fiscal year 2009. From March 2008 to June 2009, Mr. Stern served as our Vice President of Products and Business Development for Contract Management Solutions and from January 2007 to March 2008, was Vice President of Solutions. Prior to joining us in November of 2006, Mr. Stern was the Vice President of Product Management for I-many, a contract management software and services company. With more than 10 years of experience in enterprise software product management, Mr. Stern also spent four years at Oracle, an enterprise software company, managing products for CRM, Call Center, and Finance. Mr. Stern has a B.A. from UCLA and an M.B.A. from the University of Southern California.

In June 2009, we determined that Jim Thanos and Brenda Zawatski are acting together in capacity similar to that of a chief executive officer by virtue of service as Co-Chairs of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of the Reporting Persons’ Section 16(a) reports or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 2009, all Reporting Persons complied with all applicable filing requirements, with the exception of reports that were filed late for the following persons: Form 4 for Mr. Sems for 100,000 options granted August 2008, filed on September 19, 2008; Form 4 for Mr. Arnold for 29,586 restricted stock units granted on December 15, 2006, to be filed on or about August 10, 2009; Form 4 for Ms. Zawatski for 29,586 restricted stock units granted on December 15, 2006 and 100,000 options granted on November 18, 2008, to be filed on or about August 10, 2009; Form 4 for Mr. Howe for 100,000 options granted on February 27, 2009, to be filed on or about August 10, 2009; and Form 4 for Mr. Sems to reflect the distribution of shares of the Company’s Common Stock to all existing shareholders other than Trilogy, Inc. and certain related parties on February 4, 2009, as described in the Company’s annual report on Form 10-K, to be filed on or about August 10, 2009.

Recommendation of Nominees by Stockholder

On June 28, 2009, our Board of Directors adopted Corporate Governance Guidelines that, among other things, specify procedures by which stockholders may submit recommendations of director candidates as follows:

(a) To recommend a candidate for election to our Board, a stockholder must notify our Nominating/Corporate Governance Committee by writing to our General Counsel.

(b) The stockholder’s notice shall set forth the following information:

(i) To the extent reasonably available, information relating to such director candidate that would be required to be disclosed in a proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in which such individual is a nominee for election to the Board;

(ii) The director candidate’s written consent to (A) if selected, be named in the Company’s proxy statement and proxy and (B) if elected, to serve on the Board; and

(iii) Any other information that such stockholder believes is relevant in considering the director candidate.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct applicable to all directors, officers and employees of the Company as required by applicable securities laws, rules of the Securities and Exchange Commission, and the listing standards of the NASDAQ Stock Market, Inc. The Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct can be found on our website, http://www.selectica.com/company/companydocuments/tabid/733/default.aspx.

Audit Committee

Our Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of our internal control policies, the selection of our independent auditors, the scope of the annual audits, fees to be paid to our independent auditors, the performance of our independent auditors and our accounting practices.

The current members of the Audit Committee are Messrs. Arnold, Howe and Sems.

The Board has determined that the Company’s audit committee financial expert is Mr. Arnold and that Mr. Arnold is “independent” under applicable SEC and NASDAQ rules.

Item 11.	Executive Compensation.

Summary

Our compensation committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns management’s interests with those of our stockholders. Our compensation committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of improving stockholder value.

Fiscal 2009 Summary Compensation Table

The following table sets forth, for the last two fiscal years, the dollar value of all cash and non-cash compensation earned by each person who, for fiscal year 2009, may be considered a “named executive officer” under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(7)	Option Awards ($)(1)(7)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
James Thanos (3)	2009	—	—	30,094	6,829	—	228,708.33	265,632
Co-Chairman
Brenda Zawatski (3)	2009	—	—	34,084	19,490	—	351,273.30	404,848
Co-Chairman
Richard Heaps (4)	2009	142,046	—	13,052	0	15,972	—	171,070
Chief Financial Officer and General Counsel
Robert Jurkowski (5)	2009	97,103		0	0	45,000	328,081	470,184
Former President and Chief Executive Officer	2008	221,250	—	452,960	38,968	90,000	—	803,178
Michael Shaw (6)	2009
Former Vice President and General Manager of Configuration Business Unit	2008	59,810	—	—	2,370	—	—	62,180

(1)	Amounts reflect the total compensation expense for fiscal 2009, calculated in accordance with SFAS 123R under the modified prospective transition method. See note 9 of the notes to our consolidated financial statements, included in this annual report, for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards.
(2)	The amounts in this column represent bonus payments based on the achievement of certain Company milestones.
(3)

On June 30, 2008, James Thanos and Brenda Zawatski were appointed Co-Chairs of our Board of Directors, following the departure of our former chief executive officer on the same day. As originally contemplated, Mr. Thanos and Ms. Zawatski would, in their capacity as non-employee directors, devote additional time on an interim basis to overseeing operational matters until our Board of Directors appoints a successor chief executive officer. On August 1, 2008, our Board unanimously determined to compensate Mr. Thanos and Ms. Zawatski at the rate of $250 per hour in cash, subject to a maximum of eight hours per day, for time spent providing operational assistance beyond the time spent on normal Board matters. Pursuant to this arrangement, Mr. Thanos and Ms. Zawatski received $164,125 and $274,273, respectively, in cash in the fiscal year ended March 31, 2009, but no equity compensation. In addition, pursuant to our regular compensation program for non-employee directors, they received $69,066 and $86,633.70, respectively, in cash in the fiscal year ended March 31, 2009, as well as the equity compensation shown in the table above. The responsibilities of Mr. Thanos and Ms. Zawatski have evolved over time to the point that, collectively, they are acting in a capacity similar to that of a chief executive officer, largely because we deferred efforts to hire a new chief executive officer after deciding to evaluate strategic alternatives in July 2008. As a result of their greater involvement in operational matters for a longer time period than initially anticipated, we have determined to disclose their fiscal year 2009 compensation and compensation arrangements as if they were “named executive officers” of the Company. Effective June 28, 2009, Mr. Thanos and Ms. Zawatski were formally designated as executive officers.

(4)	Mr. Heaps’ employment with us started on September 8, 2008.
(5)	Mr. Jurkowski’s employment with us started on August 21, 2007, and ceased on June 30, 2008.
(6)	Mr. Shaw’s employment with us ceased on July 1, 2008.
(7)	The material terms of the referenced grants are included in the footnotes to the Outstanding Euqity Awards table below and incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table sets forth information regarding outstanding equity awards as of March 31, 2009, for each of our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options— Exercisable (#)	Number of Securities Underlying Unexercised Options— Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
James Thanos (2)	—	—	—	—	46,728	30,094
Brenda Zawatski (3)	—	100,000.54		11/18/2018	46,728	34,084
Richard Heaps (4)	—	—	—	—	300,000	13,052
Robert Jurkowski		—	—	—	—	—
Michael Shaw		—	—	—	—	—

(1)	Computed in accordance with SEC rules as the number of unvested shares or units multiplied by the closing market price of our Common Stock at the end of the 2009 fiscal year, which was $0.41 on March 31, 2009. The actual value (if any) to be realized by the officer depends on whether the shares vest and on the future performance of our Common Stock.
(2)	Mr. Thanos was granted restricted stock units as part of a grant to certain directors of the Company pursuant to the Company’s Compensation Program for Non-Employee Directors (the “Program”) September 9, 2008. The stock units shall become fully vested on September 9, 2009, provided that 100% of such units shall become vested upon a change in control of the Company.
(3)	Pursuant to the Program, the Company granted Ms. Zawatski restricted stock units September 9, 2008. The stock units shall become fully vested on September 9, 2009, provided that 100% of such units shall become vested upon a change in control of the Company. Ms. Zawatski was also granted 100,000 options under the Program which provides each non-employee director a triennial grant of 100,000 options on November 18, 2008. 33,334 shares shall vest on each of September 9, 2009 and 2010 and 33,333 shares shall vest on September 9, 2011, provided that as of such annual vesting date the optionee shall have completed 12 months of continuous service as a director or employee as of such date and, provided further, that such option shall vest in full upon a change in control of the Company, as defined in the applicable Stock Option Agreement
(4)	Mr. Heaps was granted 300,000 restricted stock units pursuant to his employment agreement. One-quarter of such units shall vest when the holder completes 12 months of continuous service after September 8, 2008, the “vesting commencement date,” and 1/16th of such units shall vest when the holder completes each quarter of continuous service thereafter; provided that (i) 100% of such units shall become vested upon a change in control of the Company and (ii) 75% of such unvested units shall vest upon the sale of a substantial part of the Company’s business.

Employment Agreement with Chief Financial Officer

Mr. Heaps entered into an employment arrangement with the Company under which he will receive an annual base salary of $250,000. For the second and third quarters of fiscal 2009, Mr. Heaps received an incentive payment equal to $25,000. Effective with the fourth quarter of fiscal 2009, Mr. Heaps became eligible to participate in the Company’s cash incentive plan. His target award under that plan is $50,000 per year, payable quarterly. The actual amount is based on the achievement of Company and individual goals. Pursuant to the agreement, Mr. Heaps also received 150,000 restricted stock units vesting over four years, with full acceleration of unvested units upon a change in control of the Company.

In addition, the Company and Mr. Heaps entered into a severance agreement, which provides for the continuation of his base salary and health insurance benefits for six months if he is discharged without cause at any time or if his employment terminates for any reason within 12 months after the Company is subject to a change in control. Mr. Heaps will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits.

Employment Agreement with Former Chief Executive Officer

In August 2007, we entered into an employment agreement with Mr. Jurkowski when he became our Chief Executive Officer. Under the agreement, we agreed to pay him an amount equal to his annual base salary if his employment is actually or constructively terminated. One-half of this amount would be paid immediately in a lump sum, with the balance paid in equal monthly installments during the 12-month period following the termination of his employment. Moreover, we agreed to continue paying the employer portion of Mr. Jurkowski’s health insurance premiums for 12 months after the termination of his employment. If COBRA becomes unavailable during this 12-month period, he is entitled to a lump sum payment equal to the remaining unpaid COBRA premiums. If Mr. Jurkowski is entitled to a severance benefit, he is also entitled to a pro rata portion of his target bonus for his final year of employment. In addition, if we had been subject to a change in control by August 21, 2008, then 50% of Mr. Jurkowski’s remaining unvested stock units and options would have vested immediately. If we had been subject to a change in control after August 21, 2008, and before the termination of Mr. Jurkowski’s employment, all of his options and stock units would have vested immediately.

Mr. Jurkowski’s employment with the Company ceased on June 30, 2008. Pursuant to the terms of his employment agreement, Mr. Jurkowski received a severance benefit of one year’s base salary, plus the benefits described above. His unvested stock units and options are not subject to accelerated vesting.

Employment Agreement with General Manager of Sales Configuration Unit

In January 2008, when Mr. Shaw became our Vice President and the General Manager of our Sales Configuration business unit, we entered into an employment agreement with him. Under the agreement, he would immediately have become vested in 50% of his unvested shares of restricted stock if the Company had been subject to a change in control before the termination of his employment. If he had experienced an involuntary termination within 12 months following the change in control, he would have become vested in the remaining unvested shares. Mr. Shaw also entered into a severance agreement with us. Under that agreement, he was entitled to have his base salary and health insurance continued for 12 months if we terminate his employment without cause or he resigns for good reason within 12 months after a change in control. If we terminate his employment without cause not within 12 months after a change in control, his base salary and health insurance are continued for six months.

Mr. Shaw’s employment with the Company ceased on July 1, 2008. Pursuant to the terms of his employment and severance agreements, Mr. Shaw received a severance benefit of six months’ salary, plus the benefits described above. His unvested shares are not subject to accelerated vesting.

Fiscal 2009 Director Compensation

The following table sets forth the compensation of the members of our Board of Directors for fiscal year 2009. For the reasons described in Note 3 following the Fiscal 2009 Summary Compensation Table, the compensation of Mr. Thanos and Ms. Zawatski is shown in the tables above and is not included in the following table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Jamie Arnold	77,000	30,094	9,140	116,235
Alan Howe	5,833	0	743	6,576
Lloyd Sems	48,917	10,724	3,097	62,738

(1)

Amounts reflect the total compensation expense for fiscal 2009, calculated in accordance with SFAS 123R under the modified prospective transition method. See note 9 of the notes to our consolidated financial statements, included in this annual report, for a discussion of the assumptions made in determining the grant date fair value and compensation expense of equity awards. Our directors held the following stock awards at March 31, 2009: Jamie Arnold, 135,310 shares; Alan Howe, 0 shares; and Lloyd Sems, 46,728 shares. Our directors held the following options at March 31, 2009: Jamie Arnold, 250,000 shares; Alan Howe, 100,000 shares; and Lloyd Sems, 100,000 shares.

Under the director compensation policy in effect during fiscal year 2009, each non-employee director was paid a $20,000 annual retainer fee, a $10,000 annual fee per committee on which the non-employee director served as the chairperson ($20,000 for the audit committee chair) and a $5,000 annual fee for the first committee on which the non-employee director served. Our non-employee directors were also entitled to a fee of $1,000 for each board or special committee meeting attended in person, or $500 for each board or special committee meeting attended by telephone. The policy was amended on May 20, 2009 to provide for a $45,000 annual retainer fee and a $10,000 annual fee for the audit committee chair effective July 1, 2009. All other fees for service on committees or attendance at meetings were eliminated. Travel expenses incidental to meeting attendance are reimbursed.

In addition on the date of each annual meeting of the Company’s stockholders, each non-employee director who is serving on the board at that time receives restricted stock units with a market value of $25,000. All of the restricted stock units vest on the first anniversary of the grant, with immediate full vesting in the event of a change in control. Upon taking office and every three years thereafter, each non-employee director also receives an option. The number of option shares was 50,000 until January 2, 2009, when it was increased to 100,000 shares. The options vest over three years, with immediate full vesting in the event of a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 27, 2009, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. The Company has relied upon the contents of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act. The Company has updated, as appropriate, reported share ownership figures of beneficial owners to reflect the distribution of shares of the Company’s Common Stock and options to purchase the same to all existing shareholders and optionholders other than Trilogy, Inc. and certain related parties on February 4, 2009, as described in the Original Annual Report.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (6)	Percent of Class
Common	Steel Partner Holdings, L.P. (1) 590 Madison Avenue, 32nd Floor New York, NY 10022	8,415,362	15.14%
Common	Dimensional Fund Advisors, Inc. (2) 1299 Ocean Avenue Santa Monica, CA 90401	4,666,388	8.40%
Common	Lloyd I. Miller III (3) 4550 Gordon Drive Naples, FL, 34102	5,056,042	9.10%
Common	Bank of America Corporation (4) 100 North Tryon Street Charlotte, NC 28255	3,653,342	6.57%
Common	Soundpost Partners, L.P. (5) 405 Park Avenue, 6th Floor, New York, NY 10022	3,000,000	5.40%

Note: Percentage of ownership is based on 55,583,307 shares of Common Stock outstanding on July 27, 2009.

(1)	Steel Partners LLC is the manager of Steel Partner Holdings L.P. Steel Partners II GP LLC is the general partner of Steel Partner Holdings L.P. Warren G. Lichtenstein is the manager of Steel Partners LLC and the managing member of Steel Partners II GP LLC. By virtue of these relationships, each of Steel Partners LLC, Steel Partners II GP LLC and Mr. Lichtenstein may be deemed to beneficially own the shares owned by Steel Partner Holdings L.P.

(2)	Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company described above that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported above are owned by the Funds. Dimensional has disclaimed beneficial ownership of such securities. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities held in their respective accounts. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of the class of securities.
(3)	Mr. Miller has sole voting and dispositive power with respect to 927,246 of the reported securities as a manager of a limited liability company that is the general partner of a certain limited partnership. Mr. Miller has shared voting and dispositive power with respect to 4,128,796 of the reported securities as an investment advisor to the trustee of certain family trusts.
(4)	Bank of America Corporation, NB Holdings Corporation, BAC North America Holding Company, BANA Holding Corporation, Bank of America, N.A. and Columbia Management Group, LLC have shared voting power to vote 2,570,742 shares of the Company and shared dispositive power over 3,653,342 shares of the Company. Columbia Management Advisors, LLC has sole voting power over 2,570,742 shares of the Company, sole dispositive power over 3,641,542 shares of the Company and shared dispositive power over 11,800 shares of the Company.
(5)	Soundpost Partners, LP and Jaime Lester have shared power to vote and dispose of the shares described.
(6)	Numbers of shares held by each party reported on this table, as well as the total number of shares of the Company outstanding, each take account of the 26.8 million shares issued by the Company on February 4, 2009 pursuant to the operation of its Rights Agreement. The issuance pursuant to the Rights Agreement is more fully described in Items 1A, 3 and elsewhere in the Company’s report on Form 10-K, originally filed on July 9, 2009.

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (8)	Percent of Class
Common	James Arnold, Jr. (1)	351,977	*
Common	Alan Howe (2)	0	*
Common	Jim Thanos (3)	136,826	*
Common	Lloyd Sems (4)	2,395,874	4.31%
Common	Brenda Zawatski (5)	232,185	*
Common	Richard Heaps	0	*
Common	Michael Shaw (6)	0	*
Common	Bob Jurkowski (7)	53,901	*
Common	All executive officers and directors as a group (9 persons)	3,170,763	5.70%

*	Less than 1% of the outstanding shares of Common Stock.

Note: The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after July 29, 2009. Percentage of ownership is based on 55,583,307 shares of Common Stock outstanding on July 27, 2009, plus shares of Common Stock subject to options or exercisable within 60 days of July 29, 2009 and held by each listed person. Shares of Common Stock subject to options exercisable within 60 days of July 29, 2009 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(1)	Includes 135,310 shares of Common Stock held by Mr. Arnold and 216,667 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2009.
(2)	Mr. Howe does not have any options exercisable for shares of Common Stock within 60 days of July 29, 2009.
(3)	Includes 103,492 shares Common Stock held by Mr. Thanos and 33,334 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2009.
(4)	Includes 1,119,052 shares of Common Stock held by Mr. Sems, 34,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2009 and 1,242,822 shares of Common Stock held beneficially by Sems Capital, LLC, of which Mr. Sems is the managing member.
(5)	Includes 88,582 shares of Common Stock held by Ms. Zawatski and 100,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2009.
(6)	Mr. Shaw does not hold shares of Common Stock and does not have any options exercisable for shares of Common Stock within 60 days of July 31, 2008. Mr. Shaw’s employment with us ceased on July 1, 2008.
(7)	Mr. Jurkowski holds 53,901 shares of Common Stock and does not have any options exercisable for shares of Common Stock within 60 days of July 31, 2008. Mr. Jurkowski’s employment with us ceased on June 30, 2008.
(8)	Numbers of shares held by each party reported on this table, as well as the total number of shares of the Company outstanding, each take account of the 26.8 million shares issued by the Company on February 4, 2009 pursuant to the operation of its Rights Agreement. The issuance pursuant to the Rights Agreement is more fully described in Items 1A, 3 and elsewhere in the Company’s report on Form 10-K, originally filed on July 9, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except for per share amounts below)
Equity compensation plans approved by security holders (2)	4,016	$1.24	33,676

Equity compensation plans not approved by security holders (3)	104	1.92	3,588
Total	4,120	$1.27	37,264

(1)	The weighted average exercise price is calculated basely solely on outstanding options.

(2)	Includes options and rights to acquire shares outstanding under our 1996 Stock Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan.
(3)	Stock Options Plans — Not Required to be Approved by Stockholders

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

2001 Supplemental Plan

The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on April 4, 2001, and the Supplemental Plan did not require stockholder approval. A total of approximately 5.0 million shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of the grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than the compensation arrangements with directors and executive officers and except as set forth below, there have been no transactions since April 1, 2008 (and there are no currently proposed transactions) in which:

•	We have been or are to be a participant;

•	The amount involved exceeds $120,000; and

•

Any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediately family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Issuance of Shares Pursuant to Operation of Rights Agreement

On February 4, 2009, the Company issued 26.8 million shares of common stock, including issuances to certain directors, officers and holders of more than 5% of the Company’s capital stock, pursuant to the operation of its Rights Agreement. The issuance pursuant to the Rights Agreement is more fully described in Items 1A, 3 and elsewhere in the Company’s report on Form 10-K, originally filed on July 9, 2009.

Indemnification Agreements

The Company’s certificate of incorporation limits the liability of the Company’s directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Certain of the Company’s officers and directors have been named as defendants in our ongoing litigation with Trilogy, as previously reported in our Original Annual Report, and may seek indemnification from us with respect to any expenses or losses incurred by them resulting from the litigation.

Review, Approval or Ratification of Transaction with Related Persons

Our board of directors adopted certain written policies and procedures with respect to related person transactions on June 28, 2009. These policies and procedures require that certain transactions, subject to specified exceptions and other than one that involves compensation, between us and any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, be consummated only if (i) approved or ratified by our Audit Committee and only if the terms of the transaction are comparable to those that could be obtained in arm’s-length dealings with an unrelated third party or (ii) approved by the disinterested members of our board of directors. Our policies and procedures with respect to related person transactions also apply to certain charitable contributions by us or our executive officers and to the hiring of any members of the immediate family of any of our directors or executive officers as our permanent full-time employees. Our Compensation Committee is also required to approve any transaction that involves compensation to our directors and executive officers.

Independence of the Board of Directors

The Board of Directors is currently composed of five members. Messrs. Arnold, Sems and Howe qualify as independent directors in accordance with the published listing requirements of NASDAQ. The directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of our Board of Directors selected Armanino McKenna LLP as our independent registered public accounting firm for the fiscal year ended March 31, 2009. The following table sets forth the aggregate fees we paid to Armanino McKenna LLP, for professional services provided during our fiscal years ended March 31, 2008 and 2009.

	Fiscal 2009	Fiscal 2008
	(In thousands)
Audit fees(1)	$399,550.64	$164,000.00
Audit-related fees(2)	0.00	0.00
Tax fees(3)	23,178.75	0.00
All other fees	18,918.33	0.00
Total fees	$441,647.72	$164,000.00

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements that are normally provided by Armanino McKenna LLP in connection with regulatory filings or engagements.
(2)	Audit-related fees relate to assurance and related services that are reasonably related to the audit or review of our financial statements.
(3)	Tax fees consist of fees for tax planning and tax compliance services.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Armanino McKenna LLP, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Armanino McKenna LLP or on an individual case-by-case basis before Armanino McKenna LLP is engaged to provide a service. All audit, audit-related and tax services were pre-approved by the Audit Committee. The Audit Committee has determined that, subject to reasonable limits, the rendering of the services other than audit services by Armanino McKenna LLP is compatible with maintaining the principal accountant’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of August 7, 2009.

SELECTICA, INC.
Registrant

/s/ BRENDA ZAWATSKI
Brenda Zawatski
Co-Chair of the Board of Directors

/s/ JIM THANOS
Jim Thanos
Co-Chair of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRENDA ZAWATSKI Brenda Zawatski	Co-Chair of the Board of Directors	August 7, 2009

/S/ JIM THANOS Jim Thanos	Co-Chair of the Board of Directors	August 7, 2009

/S/ RICHARD HEAPS Richard Heaps	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), General Counsel and Secretary	August 7, 2009

Directors:

* Jamie Arnold	Director	August 7, 2009

/S/ BRENDA ZAWATSKI Brenda Zawatski	Director	August 7, 2009

* Lloyd Sems	Director	August 7, 2009

* Jim Thanos	Director	August 7, 2009

* Alan Howe	Director	August 7, 2009

*	By the signatures set forth below, the undersigned, pursuant to the duly authorized power of attorney filed with the Securities and Exchange Commission have signed this Amendment No. 1 on Form 10-K/A on behalf of the person indicated.

/S/ BRENDA ZAWATSKI Brenda Zawatski
(Attorney-in-fact)

/S/ RICHARD HEAPS Richard Heaps (Attorney-in-fact)

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