Form 10-Q
period 2009-06-30
SELECTICA INC
filed 2009-08-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 7, 2009, was 55,628,890.

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

PART I: FINANCIAL INFORMATION

ITEM  1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2009	March 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,828	$23,256
Short-term investments	197	196
Accounts receivable, net of allowance for doubtful accounts $402 and $373, respectively	3,763	5,598
Prepaid expenses and other current assets	1,591	2,485

Total current assets	25,379	31,535
Property and equipment, net	639	1,060
Other assets	665	672

Total assets	$26,683	$33,267

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	2,221	3,133
Current portion of accrual for restructuring liability	989	1,265
Accrued payroll and related liabilities	544	720
Other accrued liabilities	937	1,520
Deferred revenues	3,393	3,931

Total current liabilities	8,870	11,355
Note payable to Versata, net of current portion	4,452	4,588
Other long-term liabilities	200	48

Total liabilities	13,522	15,991

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	298,308	299,383
Accumulated deficit	(252,245)	(249,205)
Treasury stock	(32,906)	(32,906)

Total stockholders’ equity	13,161	17,276

Total liabilities and stockholders’ equity	$26,683	$33,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Revenues:
License	$432	$756
Services	2,783	3,010

Total revenues	3,215	3,766

Cost of revenues:
License	51	51
Services	1,386	1,187

Total cost of revenues	1,437	1,238

Gross profit	1,778	2,528
Operating expenses:
Research and development	1,043	1,147
Sales and marketing	1,199	1,760
General and administrative	1,458	1,065
Shareholder litigation	5	114
Professional fees related to corporate governance review	347	—
Restructuring	824	380
Professional fees related to stock option investigation	—	19

Total operating expenses	4,876	4,485

Loss from operations	(3,098)	(1,957)
Interest and other income (expense), net	(121)	(216)

Loss before provision for income taxes	(3,219)	(2,173)
Provision (benefit) for income taxes	(179)	17

Net loss	$(3,040)	$(2,190)

Basic and diluted net loss per share	$(0.07)	$(0.08)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	45,441	28,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(3,040)	$(2,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	103
Amortization	7	31
Loss on disposition of property and equipment	351	81
Stock-based compensation	83	(39)
Changes in assets and liabilities:
Accounts receivable, net	1,835	(711)
Prepaid expenses and other current assets	894	79
Other assets	—	(175)
Accounts payable	(912)	172
Accrual for restructuring liabilities	(276)	(413)
Accrued payroll and related liabilities	(176)	514
Other accrued liabilities and long-term liabilities	(367)	90
Deferred revenues	(537)	696

Net cash used in operating activities	(2,034)	(1,762)

Investing activities
Purchase of capital assets	(35)	(6)
Purchase of short-term investments	(1)	(3,335)
Proceeds from maturities of short-term investments	—	7,723
Proceeds from disposal of fixed assets	—	9

Net cash (used in) provided by investing activities	(36)	4,391

Financing activities
Payments on note payable to Versata	(200)	(200)
Common stock issuance costs, net (See Note 6)	(1,158)	—

Net cash used in financing activities	(1,358)	(200)

Effect of exchange rate changes on cash	—	99

Net increase (decrease) in cash and cash equivalents	(3,428)	2,528
Cash and cash equivalents at beginning of the period	23,256	22,137

Cash and cash equivalents at end of the period	$19,828	$24,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended June 30, 2009 and 2008 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2009, and the results of operations and cash flows for the three months ended June 30, 2009 and 2008, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2009 has been derived from the audited consolidated financial statements at that date.

In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” the Company evaluated events subsequent to the balance sheet date of June 30, 2009 through the financial statement issuance date of August 14, 2009.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

2. Summary of Significant Accounting Policies

There have been no material changes to any of the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2009	2008
Customer A	17%	20%
Customer B	10%	11%
Customer C	*	11%
Customer D	10%	*
Customer E	10%	*
* Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30, 2009	March 31, 2009
Customer A	16%	13%
Customer B	*	11%
Customer C	*	21%
Customer D	13%	*
Customer E	10%	*
* Customer account was less than 10% of net accounts receivable.

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157, Fair Value Measurements, as of June 30, 2009 (in thousands):

Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:

Money market fund	$17,047	$17,047	$—

Short-term investments:

Certificate of deposit	197	—	197

Total	$17,244	$17,047	$197

The Company’s financial assets are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2009, the Company did not have any assets without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on available-for-sale-securities. The components of comprehensive loss for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Net loss	$(3,040)	$(2,190)
Change in unrealized gain on securities	—	(3)

Comprehensive loss	$(3,040)	$(2,193)

Segment Information

The following is a summary of our net revenues, costs of sales, gross profit and income (loss) from operations by segment and unallocated corporate expenses for the periods presented below (in thousands):

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Sales Configuration Solutions:
Net Revenues	$1,390	$1,941
Cost of Sales	345	500

Gross Profit	1,045	1,441
Income from Operations	644	465
Contract Management Solutions:
Net Revenues	1,825	1,825
Cost of Sales	1,092	738

Gross Profit	733	1,087
Loss from Operations	(1,106)	(844)
Unallocated Corporate Expenses	(2,636)	(1,578)

For the three months ended June 30, 2009, the Company’s total revenues were $3.2 million of which 13% represented license revenues and 87% represented services revenues. For the three months ended June 30, 2008, the Company’s total revenues were $3.8 million of which 20% represented license revenues and 80% represented services revenues.

Revenues from the Sales Configuration segment were approximately $1.4 and $1.9 million for the three months ended June 30, 2009 and 2008, respectively. The revenue reduction of approximately $0.5 million in the Sales Configuration segment was primarily due to fewer license transactions in this segment, and reduced consulting activities resulting from the Company’s increased focus on its Contract Management products.

Revenues from the Contract Management segment were approximately $1.8 million for each of the three months ended June 30, 2009 and 2008, respectively.

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

On September 30, 2008, California enacted Assembly Bill 1452, which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credit to 50% of a taxpayer’s taxable income. This new law does not impact the Company’s income tax provision during the first quarter of fiscal year 2010.

In addition, the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008 and modified under the Economic Stimulus Act of 2009, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 and December 2009. The Company estimated and recognized the credit based on fixed assets placed into service through the three months ended June 30, 2009. During the three months ended June 30, 2009, the Company recorded a net income tax benefit of $2,807 for U.S. Federal refundable credit as provided by the Act.

As of March 31, 2009, the Company had accrued $134,000 of income tax expense and $30,000 of interest and penalties as a result of Selectica India Private Ltd.’s branch operations within the U.S. increasing the Company’s effective tax rate. However, since the Company sold Selectica India Private Ltd. on March 31, 2009 and the purchaser assumed all liabilities, the total accrued FIN 48 liability of $164,136 has been reversed as a discrete item for the current quarter. In addition, at March 31, 2009, the Company had $1.82 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance or other fully reserved amounts, and if recognized, there will be no effect on the Company’s effective tax rate.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from 1997 to 2008 due to net operating losses and tax carryforwards unutilized from such years.

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

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

There were no stock options or restricted stock units issued during the three months ended June 30, 2009.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in the Company’s option grants and employee stock purchase plan shares. As a result, existing option-pricing models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of the Company’s stock-based compensation. Consequently, there is a risk that the Company’s estimates of the fair values of its stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in the Company’s financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these option-pricing models, nor is there a means to compare and adjust the estimates to actual values.

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2009	2008
Risk-free interest rate	1.72%	2.81%
Dividend yield	0.00%	0.00%
Expected volatility	71.67%	34.35%
Expected option life in years	3.17	4.00
Weighted average fair value at grant date	—	$0.23

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at March 31, 2009	28,640	2,588	1.27
Options cancelled	223	(223)	0.78

Outstanding at June 30, 2009	28,863	2,365	1.31

The weighted average term for exercisable options is 5.38 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2009 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2009 was $0.42 as reported by the NASDAQ National Market. The aggregate intrinsic value of stock options outstanding at June 30, 2009 was $9,600, none of which was related to exercisable options. The aggregate intrinsic value of stock options outstanding at June 30, 2008 was $0.

The options outstanding and exercisable at June 30, 2009 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$ 0.36 — $ 0.80	475	6.31	69	0.61
$ 0.81 — $ 1.22	792	7.24	443	0.91
$ 1.23 — $ 1.71	635	4.86	608	1.58
$ 1.72 — $26.34	462	2.28	462	2.44
$26.35 —$26.35	1	0.96	1	26.35

$0.36 — $26.35	2,365	5.44	1,583	1.62

The following table summarizes the Company’s outstanding weighted average options for the indicated periods:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Weighted average options with strike price below average FMV	220	0
Weighted average options with strike price at average FMV	0	0
Weighted average options with strike price above average FMV	2,318	3,258

The weighted average remaining contractual term of all options exercisable at June 30, 2009 is 4.51 years. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 24.61% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2009 was $6,123. The compensation expense in connection with the ESPP for the three months ended June 30, 2008 was $32,875. During the three months ended June 30, 2009 and 2008, there were no shares issued under the ESPP.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,
	2009	2008
Risk-free interest rate	2.19%	2.81%
Dividend yield	0.00%	0.00%
Expected volatility	41.49%	34.35%
Expected life in years	1.24	1.25
Weighted average fair value at grant date	$0.26	$0.27

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	2,145	3,260
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	220	0

Total common stock equivalents excluded from diluted net loss per common share	2,365	3,260

6. Litigation and Contingencies

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code which could in turn substantially reduce their value to all of the Company’s shareholders. The Company sued Trilogy after amending its Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of the

Company’s Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and as a result, on February 4, 2009 the Company completed the distribution of 26.8 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy. On January 16, 2009, the defendants in this action, Trilogy/Versata, filed an answer to the Company’s complaint and a counterclaim alleging that the Company, through its Board of Directors, had breached its fiduciary duty in amending the Rights Agreement and that such action favored one group of shareholders over another. The Company, and its Board of Directors, believes that the action taken on November 16, 2008 was appropriate under the circumstances and in the interest of all the Company’s shareholders and therefore the allegations of the counterclaim are without merit. The counterclaim asks for various measures of equitable relief and also includes a claim for punitive or exemplary damages, which are not available in Delaware. The litigation is currently in the post-trial phase with a decision expected in the fourth calendar quarter of 2009, subject to appeal. As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s rights plan, these costs have been charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for anticipated recovery from the Company’s Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on the Company’s balance sheet.

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Quarter Ended June 30, 2009	Year Ended March 31, 2009	Total
Gross legal and related costs incurred	$1,548	$2,864	$4,412
Less: anticipated reimbursement	(390)	(830)	(1,220	)(a)

Net amounts charged to APIC	$1,158	$2,034	$3,192

(a)	As of August 12, 2009, the Company has received a total of $1.1 million from its insurance carriers as reimbursement for the rights offering costs incurred in connection with the ongoing litigation with Trilogy.

If the Company determines it is probable that it will ultimately be unsuccessful in its litigation efforts relating to the rights offering, the net amounts charged to APIC will be reversed and recorded as a non-cash operating expense in the period such determination is made.

7. Restructuring

On June 30, 2008, the Company entered into a Separation Arrangement (“Separation Agreement”) with its former CEO, Bob Jurkowski. Pursuant to the terms of the Separation Agreement, Mr. Jurkowski’s employment with the Company terminated on June 30, 2008. Mr. Jurkowski also resigned as a member of the Company’s Board of Directors effective June 30, 2008. Under the Separation Agreement, Mr. Jurkowski received a payment of $45,000 representing his target bonus for the first quarter of fiscal 2009 and also a payment of $180,000 equal to six months of his base salary on July 10, 2008. The Company paid Mr. Jurkowski equal to six months of his base salary and health insurance premiums for himself and his dependents until June 30, 2009. These amounts were accrued for as of June 30, 2008, and were completely paid as of June 30, 2009.

On June 10, 2009, the Company announced that it implemented a re-alignment and restructuring, reducing headcount from 64 at March 31, 2009 to 54 as of June 30, 2009. The Company recorded charges of approximately $0.8 million during the three months ending June 30, 2009, related primarily to severance arrangements and to the write-off of leasehold improvements at its corporate headquarters. The Company will occupy new space in its current building effective August 17, 2009.

During fiscal years 2008 and 2009 and the quarter ended June 30, 2009, the Company continued with cost reduction efforts. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2009 and 2008, and for the quarter ended June 30, 2009, respectively, were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2007	$103	$5,740	$5,843
Additional accruals	300	436	736
Amounts paid in cash	(277)	(2,974)	(3,251)
Loan to Sublessee	—	(497)	(497)

Balance, March 31, 2008	126	2,705	2,831
Additional accruals (adjustments)	661	(143)	518
Amounts paid in cash	(735)	(1,812)	(2,547)
Loan repayment from Sublessee	—	463	463

Balance, March 31, 2009	52	1,213	1,265
Additional accruals	472	352	824
Amounts paid in cash	(293)	(807)	(1,100)

Balance, June 30, 2009	$231	$758	$989

8. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP was adopted by the Company in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP was adopted by the Company in the first quarter of fiscal 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007) and requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS 165, “Subsequent Events” (FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company has adopted this standard as of June 30, 2009; however, the adoption of FAS 165 had no impact to the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB 140” (“FAS 166”). FAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FAS 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009, and in interim periods within those first annual reporting periods with earlier adoption prohibited. The Company is currently assessing the potential impact, if any, on the adoption of FAS 166 on its consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. FAS 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company is assessing the potential impact, if any, of the adoption of FAS 167 on its consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff. It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas. The Codification was adopted on July 1, 2009 for the Company’s consolidated financial statements for the period ended September 30, 2009.

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

Overview

We provide Contract Management (CM) and Sales Configuration (SCS) software solutions that allow enterprises to efficiently manage sell-side business processes. Our solutions include software, on demand hosting, professional services and expertise.

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

Quarterly Financial Overview

For the three months ended June 30, 2009, our revenues were approximately $3.2 million with license revenues representing 13% and services revenues representing 87% of total revenues. In addition, approximately 36% of our quarterly revenues came from three customers. License margins for the quarter were 88% and services margins were 50%. Net loss for the quarter was approximately $3.0 million or $(0.07) per share. For the three months ended June 30, 2008, our revenues were approximately $3.8 million with license revenues representing 20% and services revenues representing 80% of total revenues. In addition, approximately 42% of our quarterly revenues came from three customers. License margins for the quarter were 93% and services margins were 61%. Net loss for the quarter was approximately $2.2 million or $(0.08) per share.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2009	2008
Customer A	17%	20%
Customer B	10%	11%
Customer C	*	11%
Customer D	10%	*
Customer E	10%	*

* Customer account was less than 10% of total revenues.

We have incurred significant losses since inception and, as of June 30, 2009, we had an accumulated deficit of approximately $252 million. We believe our success depends on the growth of our customer base and the development of the emerging contract management and compliance markets and the stability of our sales configuration customer base.

In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating history has been volatile and makes it difficult to forecast future operating results.

Because our services tend to be specific to each customer and how that customer will use our products, and because each customer sets different acceptance criteria, it is difficult for us to accurately forecast the amount of revenue that will be recognized on any particular customer contract during any quarter or fiscal year. As a result, we base our revenue estimates, and our determination of associated expense levels, on our analysis of the likely revenue recognition events under each contract during a particular period. Although the value of customer contracts signed during any particular quarter or fiscal year is not an accurate indicator of revenues that will be recognized during any particular quarter or fiscal year, in general, if the value of customer contracts signed in any particular quarter or fiscal year is lower than expected, revenue recognized in future quarters and fiscal years will likely be negatively affected.

Results of Operations:

Revenues

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands except percentages)
License	$432	$756	$(324)
Percentage of total revenues	13%	20%	—
Services	$2,783	$3,010	$(227)
Percentage of total revenues	87%	80%	—
Total revenues	$3,215	$3,766	$(551)

License. For the three months ending June 30, 2009, license revenues decreased on a quarterly basis by approximately $0.3 million compared to the three months ending June 30, 2008. Approximately half of our new CM customers licensed our product on a subscription basis, deferring revenue recognition over time. We also had no new licensing activities, as expected, in the SCS business reflecting our focus on growing our CM business. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenues and out-of pocket reimbursements. During the three months ending June 30, 2009, services revenues decreased $0.2 million compared to the three months ending June 30, 2008. The decrease primarily related to the lower level of professional services delivered by our SCS unit reflecting our focus on the CM business. Maintenance revenues represented 45% and 46% of total services revenues for the three months ended June 30, 2009 and June 30, 2008, respectively.

We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenues to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in services revenues are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope, and additional services.

Cost of revenues

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except percentages)
Cost of license revenues	$51	$51	$—
Percentage of license revenues	12%	7%	—
Cost of services revenues	$1,386	$1,187	$199
Percentage of services revenues	50%	39%	—

Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs, the costs of the product media, duplication, packaging and delivery of our software products to our customers, which may include documentation, shipping, and other data transmission costs. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars in fiscal 2010.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated expenses. During the three months ended June 30, 2009, these costs increased 16% compared to the same period in 2008 primarily due to an increase of approximately $0.3 million in the CM business unit due to the hiring of additional headcount and the use of outside contractors.

We expect cost of services revenues to fluctuate as a percentage of service revenues and we plan to reduce our investment in cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended June 30,
	2009	2008
License	88%	93%
Services	50%	61%

Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue, the nature of the license agreements and product mix. Due to lower license revenues to offset the fixed license costs, we experienced lower license gross margins during the three months ended June 30, 2009 compared to the three months ending June 30, 2008.

Gross Margin — Services. During the three month period ending June 30, 2009, gross margins from services declined to 50% as compared to 61% in the three month period ending June 30, 2008. This decline was largely due to the completion of a number of legacy fixed-price contracts that required the use of outside services which have a higher cost structure than our internal resources.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except percentages)
Research and development	$1,043	$1,147	$(104)
Percentage of total revenues	32%	30%	—

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publications efforts and certain allocated expenses. Research and development expenses decreased slightly during the three months ending June 30, 2009 compared to the three months June 30, 2008 and were primarily attributable to staff redeployment to focus on the development of the CM product and a reduction in the use of outside services in support of our in-house development teams.

Sales and Marketing

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except percentages)
Sales and marketing	$1,199	$1,760	$(561)
Percentage of total revenues	37%	47%	—

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended June 30, 2009, sales and marketing expenses decreased $0.6 million compared to the same period in 2008. The decrease is primarily due to headcount reductions and reduced commissions in the CM segment.

General and Administrative

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except percentages)
General and administrative	$1,458	$1,065	$393
Percentage of total revenues	45%	28%	—

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased slightly in the three months ended June 30, 2009 compared to the same period in 2008 primarily due to increased costs in legal, accounting and other professional services.

Shareholder Litigation, Professional fees related to corporate governance review, and Restructuring

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except percentages)
Shareholder litigation	$5	$114	$(109)
Percentage of total revenues	0%	3%	—
Professional fees related to corporate governance review	$347	—	$347
Percentage of total revenues	11%	0%	—
Restructuring	$824	$380	$444
Percentage of total revenues	26%	10%	—

We are one of several defendants in lawsuits pending related to the practices of various underwriters in the 1999-2000 timeframe. We are jointly represented as these matters are settled largely without cost to us and our expenses are minimal. The corporate governance review was initiated in 2009 as a result of internal initiatives and matters that were raised during the course of our litigation with Trilogy, Inc. In May 2009, we adopted a series of reforms to our corporate governance policies and procedures. The details can be found in Section 9A of our Annual Report on Form 10-K for the year ending March 31, 2009.

We have, from time to time, realigned or restructured our costs to better fit the sales and customer model in place at the time. In the period ending June 30, 2009, our restructuring expenses related to employee severances and to write offs of leasehold improvements in the headquarters facility that we will cease to occupy on August 17, 2009. In the comparable period in the previous fiscal year, the restructuring expenses related primarily to severance arrangements with certain former officers of the Company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, and other miscellaneous expenditures. During the three months ended June 30, 2009 and June 30, 2008, interest and other income (expense), net totaled approximately $0.1 and $0.2 million, respectively.

Provision for Income Taxes

During the three months ended June 30, 2009 and 2008, we recorded income tax (benefit)/provision of approximately ($179,000) and $17,000, respectively. These amounts related to taxes due in foreign jurisdictions and nominal tax amounts for federal and state taxes in the U.S.

Liquidity and Capital Resources

	June 30, 2009	March 31, 2009
	(in thousands)
Cash, cash equivalents and short-term investments	$20,025	$23,452
Working capital	$16,509	$20,180

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(2,034)	$(1,762)
Net cash (used in) provided by investing activities	$(36)	$4,391
Net cash used in financing activities	$(1,358)	$(200)

Our primary sources of liquidity consisted of approximately $20.0 million in cash, cash equivalents and short-term investments as of June 30, 2009 compared to approximately $23.5 million in cash, cash equivalents and short-term investments as of March 31, 2009.

Net cash used in operating activities was $2.0 million for the three months ended June 30, 2009, resulting primarily from our net loss of $3.0 million, and a $0.9 million decrease in accounts payable. These decreases in cash flows from operating activities were partially offset by a $1.8 million decrease in accounts receivable, net.

Net cash used in operating activities was $1.8 million for the three months ended June 30, 2008, resulting primarily from our net loss of approximately $2.2 million, and a $0.7 million increase in accounts receivable, net. These decreases in cash flows from operating activities were partially offset by a $0.7 million increase in deferred revenues, and a $0.5 million increase in accrued payroll and related liabilities.

Net cash used in investing activities was immaterial for the three months ended June 30, 2009.

Net cash provided by investing activities was $4.4 million for the three months ended June 30, 2008, which was primarily due to net proceeds from the maturity of short-term investments.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was $1.4 million for the three months ended June 30, 2009, resulting from $1.2 million in costs to defend our Rights Agreement, as well as $0.2 million of payments on our note payable to Versata.

Net cash used in financing activities was $0.2 million for the three months ended June 30, 2008, which was due to payments on our note payable to Versata.

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

We believe our cash, cash equivalents, and short-term investment balances as of June 30, 2009 are adequate to fund our operations through at least June 30, 2010. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of June 30, 2009. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. We believe our cash, cash equivalents, and short-term investment balances as of June 30, 2009 are adequate to fund our operations through at least the next 12 months.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments at June 30, 2009, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$1,566	$1,304	$262	$—	$—
Sublease income	$(339)	$(339)	$—	$—	$—

Net lease payments	$1,227	$965	$262	$—	$—

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, our management, including the Co-Chairs of our Board of Directors and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the period ending June 30, 2009. Based upon this evaluation our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management, including the Co-Chairs of our Board of Directors and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our Annual Report on Form 10-K, filed on July 9, 2009 (the “Annual Report”), we disclosed that our management had identified several control deficiencies and significant deficiencies in our internal control over financial reporting that, when considered in the aggregate, represented a material weakness in our internal control over financial reporting as of March 31, 2009. Subsequently, we took certain actions concerning corporate governance to enhance our internal controls that were described in our Annual Report and believe that the deficiencies have been corrected and that a material weakness no longer exists. Management has concluded that these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Patent Infringement

On October 20, 2006, Versata Software, Inc., formerly known as Trilogy Software Inc., and a related party (collectively, “Versata”) filed a complaint against us in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that we have been and are willfully infringing, directly and indirectly, U.S. Patent Nos. 5,515,524; 5,708,798 and 6,002,854 (collectively, the “Versata Patents”) by making, using, licensing, selling, offering for sale, or importing configuration software and related services (the “Versata Lawsuit”). On October 9, 2007, we reached a settlement on the Versata Lawsuit. Under the terms of the settlement, Selectica paid Versata $10.0 million on October 9, 2007 and agreed to pay an additional amount of not more than $7.5 million in quarterly payments. The quarterly payments are based on 10% of revenues from our Sales Configuration Solution’s (“SCS”) products and services and a 50% revenue share of SCS revenue from new Company SCS customers that are currently Versata customers and to whom Versata makes an introduction to Selectica. We agreed that our quarterly payments will be the greater of the sum calculated by the percentages of SCS revenues or $200,000. Both parties entered into mutual releases, releasing any and all claims that they may have against the other occurring before the settlement date.

Rights Agreement

On December 22, 2008, we filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that our Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – our net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code which could in turn substantially reduce their value to all of our shareholders. We sued Trilogy after amending our Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of our Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and as a result, on February 4, 2009 we completed the distribution of 26.8 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy. On January 16, 2009, the defendants in this action, Trilogy/Versata, filed an answer to our complaint and a counterclaim alleging that we, through our Board of Directors, had breached our fiduciary duty in amending the Rights Agreement and that such action favored one group of shareholders over another. We, and our Board of Directors, believe that the action taken on November 16, 2008 was appropriate under the circumstances and in the interest of all our shareholders and therefore the allegations of the counterclaim are without merit. The counterclaim asks for various measures of equitable relief and also includes a claim for punitive or exemplary damages, which are not available in Delaware. The litigation is currently in the post-trial phase with a decision expected in the fourth calendar quarter of 2009, subject to appeal. As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, these costs have been charged as issuance costs against the additional paid-in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our accounting for the litigation and related expenses regarding the Rights Agreement.

Stockholder Letter

On April 7, 2009, our Board of Directors received a letter from counsel to a stockholder of the Company expressing concern regarding certain internal controls and requested that we investigate those concerns. We are involved in a dispute with the stockholder, and we believe that the letter may be motivated at least in part by a desire to pursue its litigation objectives. In response to the letter, on April 8, 2009 our Board of Directors formed a special committee of its Board of Directors (the “Special Committee”), assisted by independent legal counsel, to investigate each of the matters raised in the letter and to report the results of its investigation and findings to the Board of Directors. That investigation was completed and the recommendations of the Special Committee were disclosed in Item 9A of our Annual Report on Form 10-K for the year ending March 31, 2009. The costs related to the investigation were charged to expense with an allowance for the $250,000 in coverage provided for under our Directors and Officers insurance policy. We have received the full amount from our insurer.

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

ITEM 1A: RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other Securities and Exchange Commission filings including our Form 10-K for our fiscal year ended March 31, 2009, actual results could differ materially from those projected in any forward-looking statements.

We have a history of significant losses and may incur significant losses in the future.

We incurred net losses of approximately $3.0 million and $2.2 million for the quarters ended June 30, 2009 and 2008, respectively. We had an accumulated deficit of approximately $252.2 million as of June 30, 2009. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. We plan to continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues, including potentially voluntarily delisting from The Nasdaq Global Market and deregistering under the Securities Exchange Act of 1934 (the “Exchange Act”). We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

For the first time in the fiscal year ended March 31, 2009, revenues from our CM business exceeded revenues from our SC business and this trend continued in the quarter ending June 30, 2009. As a result, we are increasingly dependent on our CM business and our business and operating results will be harmed if we are unable to successfully grow our CM business in the future.

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

We recently restructured our business to better align expenses with revenues and position our business for improved operating performance in the future. As part of the restructuring, we reduced our headcount from 64 at March 31, 2009 to 54 as of June 30, 2009. We recorded charges related to this restructuring in excess of $800,000 during the period ended June 30, 2009, primarily for facilities, severance and related benefits for terminated employees. We anticipate additional charges of lesser amounts in the period ending September 30, 2009 primarily related to the relocation of our headquarters facility to a smaller location in the same building. The restructuring has placed increased demands on our personnel and could adversely affect our ability to attract and retain talent, to develop and enhance our products and services, to service existing customers, to achieve our sales and marketing objectives and to perform our accounting, finance and administrative functions, particularly given that we operating two separate businesses with relatively limited overlap between their sales and marketing, customer service and product development teams. The occurrence of any of these adverse affects could materially harm our business.

We may be subject to a number of risks if we do not maintain effective corporate governance policies and procedures.

We have undertaken a review of our corporate governance policies and procedures. We undertook the review, among other reasons, (i) after determining that it was appropriate to reconsider the legal status of our management structure, (ii) in response to a letter from counsel from a stockholder with whom we are currently in litigation, who expressed concerns regarding our internal controls and requesting that we investigate those concerns, and (iii) to assess our internal controls regarding our accounting for non-routine transactions. As part of the review, our Board of Directors formed a special committee, assisted by independent counsel, to investigate the concerns raised in the letter from our stockholder’s counsel. As a result of the review, we have adopted and are in the process of implementing a number of changes designed to enhance the effectiveness of our corporate governance. We cannot assure that these changes, when implemented, will ensure that our internal controls and procedures will be effective to prevent fraud or other errors in the future. For more information about the review, including additional background on the reasons for the review and the changes to our corporate governance policies and procedures resulting from the review, please see Part II, Item 9A “Controls and Procedures” to our Form 10-K for the year ending March 31, 2009.

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

We are required to evaluate the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of the end of each fiscal year and to include a management report assessing the effectiveness of these controls in our Annual Report on Form 10-K. Based on its evaluation of our internal control over financial reporting as of March 31, 2009, including the information made available to management regarding the results of our review of our corporate governance policies and procedures, our management identified several control deficiencies and significant deficiencies in our internal control over financial reporting that, when considered in the aggregate, represented a material weakness in our internal control over financial reporting as of March 31, 2009. As a result, our management determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2009. For a description of these significant deficiencies and additional information about management’s evaluation of our internal control over financial reporting, please see Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ending March 31, 2009.

As part of the changes to our corporate governance policies and procedures described above, we have adopted and are in the process of implementing a number of measures designed to remediate the control deficiencies and significant deficiencies identified during our evaluation of our internal control over financial reporting as of March 31, 2009. While we concluded that our internal control over financial reporting for the period ending June 30, 2009 was effective, we cannot assure you that these measures will be sufficient to remediate the deficiencies identified in our evaluation or that we will not identify additional deficiencies or material weaknesses in the future. The absence of effective internal control over financial reporting and disclosure controls and procedures increases the risk that we have not, or may in the future not, file our financial statements and related reports with the SEC on a timely basis, that there may be errors in our financial statements or material misstatements or omissions in our related reports and documents filed with the SEC. The occurrence of any of these events could expose us to private litigation, regulatory proceedings or government enforcement actions and undermine investor confidence in our reported financial information. The resolution of any such matters, should they arise, may be time consuming and expensive and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition and results of operations and cash flows.

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.

Our revenues are dependent on orders from a relatively small number of customers. Our three largest customers accounted for approximately 36% and 42% of our revenues for the quarters ended June 30, 2009 and 2008, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. Our products currently operate on the

Microsoft Windows, Sun Solaris, IBM AIX, J2EE, and Linux Operating Systems. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Our CM and SCS products are complex, and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, internet browser, electronic commerce application or database, our business could be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

We depend on our CM direct sales force for a significant portion of our current sales, and our future growth depends in part on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services, and our results of operation could be significantly harmed.

If we are unable to manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.

Services revenues, which generated 87% and 80% of our total revenues during the quarters ended June 30, 2009 and 2008, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We generally charge for our professional services on a time and materials rather than a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. If we do not properly manage our costs of professional services, we could adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

The litigation is currently in the post-trial phase with a decision expected in the fourth calendar quarter of 2009, subject to appeal. As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, the costs of the litigation have been charged as issuance costs against the additional paid-in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our accounting for the litigation and related expenses regarding the Rights Agreement.

There can be no assurance that we will prevail in our current litigation with Trilogy. In the event that we are not successful in that litigation and Trilogy or any other investor substantially increases its ownership of our common stock, our ability to use our NOLs could be substantially and irrevocably limited by application of the restrictions of Section 382 of the IRC. We could also incur significant costs if the Court orders us to distribute additional shares or undertake other measures to remediate our actions taken against Trilogy. In the event that this litigation were ultimately to be resolved against us, amounts previously carried on our balance sheet as an offset against additional paid-in capital will be taken as a non-cash charge to expense in the period that we make the determination that the results are likely to be adverse. Moreover, even if we are successful, the resolution of the litigation has been expensive, time consuming and distracted management from the conduct of our business.

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

We are currently not compliant with NASDAQ listing requirements given that the bid price of our stock is and has been under $1.00 per share for a period exceeding 180 days. However, given the current extraordinary market conditions, NASDAQ temporarily suspended the applicability of this listing requirement and we have not been notified of any delisting action by NASDAQ. The $1.00 bid price minimum was reinstated on July 20, 2009 and NASDAQ has not indicated any further suspension of the requirement beyond that date. There cannot be any assurance that any action will be taken by NASDAQ or that our stock will continue to be listed on the NASDAQ Global Market. Such action may make trading in our stock more difficult for investors and impair the liquidity of the stock.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1	Certification of Co-Chair pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chair pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chair pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chair pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009

/s/ RICHARD HEAPS
Richard Heaps
Chief Financial Officer and General Counsel

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Co-Chair pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chair pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chair pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chair pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.