Form 10-Q
period 2009-12-31
SELECTICA INC
filed 2010-02-12
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 8, 2010, was 56,179,900.

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

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31, 2009	March 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,851	$23,256
Short-term investments	198	196
Accounts receivable, net of allowance for doubtful accounts $181 and $373, respectively	3,708	5,598
Prepaid expenses and other current assets	954	2,485

Total current assets	21,711	31,535
Property and equipment, net	601	1,060
Other assets	139	672

Total assets	$22,451	$33,267

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	855	3,133
Restructuring liability	91	1,265
Accrued payroll and related liabilities	445	720
Other accrued liabilities	751	1,520
Deferred revenues	3,575	3,931

Total current liabilities	6,503	11,355
Note payable to Versata, net of current portion	4,177	4,588
Other long-term liabilities	58	48

Total liabilities	10,738	15,991

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	276,960	277,635
Accumulated deficit	(254,055)	(249,205)
Treasury stock	(11,196)	(11,158)

Total stockholders’ equity	11,713	17,276

Total liabilities and stockholders’ equity	$22,451	$33,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
License	$979	$1,024	$2,355	$1,936
Services	3,458	3,149	8,997	9,139

Total revenues	4,437	4,173	11,352	11,075
Cost of revenues:
License	37	46	126	148
Services	1,382	1,531	4,029	3,876

Total cost of revenues	1,419	1,577	4,155	4,024

Gross profit	3,018	2,596	7,197	7,051
Operating expenses:
Research and development	753	994	2,545	3,111
Sales and marketing	1,285	1,497	3,586	4,611
General and administrative	1,260	1,381	4,176	4,356
Shareholder litigation	18	33	25	80
Professional fees related to corporate governance review	—	—	438	—
Restructuring	391	14	1,238	687
Professional fees related to stock option investigation	—	3	—	38

Total operating expenses	3,707	3,922	12,008	12,883

Loss from operations	(689)	(1,326)	(4,811)	(5,832)
Interest and other income (expense), net	(56)	(391)	(226)	(989)

Loss before provision for income taxes	(745)	(1,717)	(5,037)	(6,821)
Provision (benefit) for income taxes	(8)	45	(187)	82

Net loss	$(737)	$(1,762)	$(4,850)	$(6,903)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.09)	$(0.24)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	56,045	28,723	55,770	28,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
Operating activities
Net loss	$(4,850)	$(6,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	287	296
Amortization	7	74
Loss on disposition of property and equipment	354	81
Stock-based compensation	604	378
Changes in assets and liabilities:
Restricted cash	—	(601)
Accounts receivable, net	1,890	(3,264)
Prepaid expenses and other current assets	1,531	283
Other assets	526	(216)
Accounts payable	(2,278)	877
Restructuring liability	(1,174)	(896)
Accrued payroll and related liabilities	(275)	44
Other accrued liabilities and long-term liabilities	(570)	500
Deferred revenues	(356)	1,481

Net cash used in operating activities	(4,304)	(7,866)

Investing activities
Purchase of capital assets	(185)	(173)
Proceeds from disposal of fixed assets	3	19
Purchase of short-term investments	(2)	(7,235)
Proceeds from maturities of short-term investments	—	14,183

Net cash provided by (used in) investing activities	(184)	6,794

Financing activities
Payments on note payable to Versata	(600)	(600)
Proceeds from issuance of common stock, net	(24)	26
Common stock issuance costs, net (See Note 6)	(1,293)	—

Net cash used in financing activities	(1,917)	(574)

Effect of exchange rate changes on cash	—	686

Net decrease in cash and cash equivalents	(6,405)	(960)
Cash and cash equivalents at beginning of the period	23,256	22,137

Cash and cash equivalents at end of the period	$16,851	$21,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2009, the condensed consolidated statements of operations for the three and nine months ended December 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2009 and 2008 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2009, and the results of operations and cash flows for the three and nine months ended December 31, 2009 and 2008, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2009 has been derived from the audited consolidated financial statements at that date.

In accordance with Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC 885, Subsequent Events, the Company evaluated subsequent events for recognition or disclosure through February 12, 2010, the date the accompanying condensed consolidated financial statements were issued.

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Customer A	12%	19%	15%	22%
Customer B	*	15%	*	*
Customer C	12%	*	*	*
Customer D	10%	*	*	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	December 31, 2009	March 31, 2009
Customer A	21%	13%
Customer B	*	11%
Customer C	*	21%
Customer D	16%	*
Customer E	12%	*

*	Customer account was less than 10% of net accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s assets measured at fair value on a recurring basis in accordance with ASC Topic No. 820, Fair Value Measurements and Disclosures, as of December 31, 2009 (in thousands):

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$15,057	$15,057	$—
Short-term investments:
Certificate of deposit	198	—	198

Total	$15,255	$15,057	$198

The Company’s assets are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2009, the Company did not have any assets without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on available-for-sale-securities. The components of comprehensive loss for the three and nine months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(737)	$(1,762)	$(4,850)	$(6,903)
Change in unrealized gain (loss) on securities	—	23	—	(5)

Comprehensive loss	$(737)	$(1,739)	$(4,850)	$(6,908)

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Segment Information

The following is a summary of the Company’s net revenues, costs of sales, gross profit and income (loss) from operations by segment and unallocated corporate expenses for the periods presented below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Sales Configuration Solutions:
Revenues	$1,407	$1,410	$4,185	$5,044
Cost of Sales	262	372	883	1,244

Gross Profit	1,145	1,038	3,302	3,800
Income from Operations	840	489	2,308	1,596
Contract Management Solutions:
Revenues	3,030	2,763	7,167	6,031
Cost of Sales	1,157	1,205	3,271	2,780

Gross Profit	1,873	1,558	3,896	3,251
Income (loss) from Operations	141	(384)	(1,243)	(2,267)
Unallocated Corporate Expenses	(1,670)	(1,431)	(5,876)	(5,161)

3. Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification (ASC 740-10), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

On September 30, 2008, California enacted Assembly Bill 1452, which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credit to 50% of a taxpayer’s taxable income. This new law does not impact the Company’s income tax provision during the nine months ended December 31, 2009.

In addition, the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008 and modified under the Economic Stimulus Act of 2009, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 and December 2009. The Company estimated and recognized the credit based on fixed assets placed into service through the nine months ended December 31, 2009. During the nine months ended December 31, 2009, the Company recorded a net income tax benefit of $14,803 for U.S. Federal refundable credit as provided by the Act.

As of March 31, 2009, the Company had accrued $134,000 of income tax expense and $30,000 of interest and penalties as a result of Selectica India Private Ltd.’s branch operations within the U.S. increasing the Company’s effective tax rate. However, since the Company sold Selectica India Private Ltd. on March 31, 2009 and the purchaser assumed all liabilities, the total accrued ASC 740-10 liability of $164,136 was reversed as a discrete item during the first quarter of fiscal 2010. In addition, at December 31, 2009, the Company had $1.68 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from 1997 to 2008 due to net operating losses and tax carryforwards unutilized from such years.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

There were 500,000 and 800,000 restricted stock units granted during the three and nine months ended December 31, 2009, respectively.

Valuation Assumptions

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Risk-free interest rate	1.79%	1.05%	1.51%	2.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	79.69%	52.68%	74.63%	42.43%
Expected option life in years	3.18	3.17	3.14	3.34
Weighted average fair value at grant date	$0.19	$0.19	$0.20	$0.19

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at September 30, 2009	29,252	1,975	$1.20
Options granted	(810)	10	0.38
Options cancelled	—	—	—
Options expired	—	—	—

Outstanding at December 31, 2009	28,442	1,985	$1.19

The weighted average term for exercisable options is 6.89 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2009 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2009 was $0.23 as reported by the NASDAQ Global Market. The aggregate intrinsic value of stock options outstanding at December 31, 2009 and 2008 was $0.

The options outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$0.36 — $0.57	445	5.82	73	$0.54
$0.58 — $0.91	420	7.69	305	0.87
$0.92 — $1.40	481	7.27	341	1.13
$1.41 — $1.82	401	5.00	401	1.65
$1.83 — $26.35	238	2.93	238	2.62

$0.36 — $26.35	1,985	6.05	1,358	$1.46

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the Company’s outstanding weighted average options for the indicated periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Weighted average options with strike price at or below average FMV	0	0	0	106
Weighted average options with strike price above average FMV	1,985	2,363	2,266	3,152

The weighted average remaining contractual term of all options exercisable at December 31, 2009 is 5.77 years. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 24.61% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three and nine months ended December 31, 2009 was $11,906 and $37,339, respectively. The compensation expense in connection with the ESPP for the three and nine months December 31, 2008 was $9,708 and $27,846, respectively. During the nine months ended December 31, 2009, there were 45,583 shares issued under the ESPP with a weighted average purchase price of $0.40 per share. During the nine months ended December 31, 2008, there were 28,035 shares issued under the ESPP with a weighted average purchase price of $0.94 per share.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Nine Months Ended December 31,
	2009	2008
Risk-free interest rate	1.62%	2.81%
Dividend yield	0.00%	0.00%
Expected volatility	67.72%	34.35%
Expected life in years	1.66	1.25
Weighted average fair value at grant date	$0.25	$0.54

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	1,985	2,363	2,266	3,152
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	0	0	0	106

Total common stock equivalents excluded from diluted net loss per common share	1,985	2,363	2,266	3,258

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Litigation and Contingencies

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, and except as described below, (either alone or combined) is not expected to materially affect its financial position, results of operations or liquidity.

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset — the Company’s net operating loss carryforwards and related tax credits — from being limited as to utilization as provided under Section 382 of the Internal Revenue Code which could in turn substantially reduce their value to all of the Company’s shareholders. The Company sued Trilogy after amending its Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and as a result, on February 4, 2009 the Company completed the distribution of 26.8 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy. On January 16, 2009, the defendants in this action, Trilogy/Versata, filed an answer to the Company’s complaint and a counterclaim alleging that the Company, through its Board of Directors, had breached its fiduciary duty in amending the Rights Agreement and that such action favored one group of shareholders over another. The Company, and its Board of Directors, believes that the action taken on November 16, 2008 was appropriate under the circumstances and in the interest of all the Company’s shareholders and therefore the allegations of the counterclaim are without merit. The counterclaim asks for various measures of equitable relief and also includes a claim for punitive or exemplary damages, which are not available in Delaware. The litigation is currently in the post-trial phase with a decision expected in the first half of 2010, subject to appeal. As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s rights plan, these costs have been charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for both received and anticipated recoveries from the Company’s Director’s and Officer’s insurance policy. Anticipated recoveries are reflected in prepaid expenses and other current assets on the Company’s balance sheet.

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Nine Months Ended December 31, 2009	Year Ended March 31, 2009	Total
Gross legal and related costs incurred	$2,145	$2,864	$5,009
Less: received and anticipated reimbursement	(852)	(830)	(1,682	)(a)

Net amounts charged to APIC	$1,293	$2,034	$3,327

(a)	As of February 10, 2010, the Company has received approximately $1.5 million from its insurance carriers as reimbursement for the rights offering costs incurred in connection with the ongoing litigation with Trilogy.

If the Company determines it is probable that it will ultimately be unsuccessful in its litigation efforts relating to the rights offering, the net amounts charged to APIC will be reversed and recorded as a non-cash operating expense in the period such determination is made.

7. Restructuring

On June 10, 2009, the Company announced that it implemented a re-alignment and restructuring, reducing headcount from 64 at March 31, 2009 to 54 as of June 30, 2009. The Company recorded charges of approximately $1.2 million during the nine months ending December 31, 2009, related primarily to severance arrangements and to the write-off of leasehold improvements at its corporate headquarters. The Company began occupying new space in its current building effective August 17, 2009.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

During fiscal years 2008 and 2009 and during the nine months ended December 31, 2009, the Company continued with cost reduction efforts. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2009 and 2008, and for the nine months ended December 31, 2009, respectively, were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2008	$126	$2,705	$2,831
Additional accruals (adjustments)	661	(143)	518
Amounts paid in cash	(735)	(1,812)	(2,547)
Loan repayment from Sublessee	—	463	463

Balance, March 31, 2009	52	1,213	1,265
Additional accruals	608	630	1,238
Amounts paid in cash	(569)	(1,843)	(2,412)

Balance, December 31, 2009	$91	$—	$91

8. Recent Accounting Pronouncements

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

In August 2009, the FASB issued the authoritative guidance to provide additional guidance (including illustrative examples) in FASB ASC 2009-05 “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value” that clarifies the measurement of liabilities at fair value. This authoritative guidance is effective for the first reporting period (including interim periods) beginning after its issuance. The guidance is effective beginning in the third quarter of fiscal 2010. The Company adopted the new codification in the third quarter of fiscal 2010 and it did not have any impact on the Company’s condensed consolidated financial statements.

In September 2009, FASB amended the ASC as summarized in Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements.” Guidance in ASC 605-25 on revenue arrangements with multiple deliverables has been amended to require an entity to allocate revenue to deliverables in an arrangement using its best estimate of selling prices if the vendor does not have vendor-specific objective evidence or third-party evidence of selling prices, and to eliminate the use of the residual method and require the entity to allocate revenue using the relative selling price method. The new guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis for new revenue arrangements entered into after adoption of the update, or by retrospective application. The Company is assessing the potential impact of the update on its consolidated financial statements.

9. Subsequent Event

On February 9, 2010, the Company announced that its Board of Directors has approved a one-for-twenty reverse stock split of Selectica common stock. The Company anticipates the reverse stock split will be effective on or about February 24, 2010. When the reverse stock split becomes effective, every 20 shares of issued and outstanding Selectica common stock will automatically be converted into one share of common stock. This will not impact each stockholder’s percentage ownership of the Company or proportional voting power, except for minimal changes resulting from the treatment of fractional shares. Following the reverse split, the number of outstanding shares of the Company’s common stock will be reduced to approximately 2.8 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009 (the “Form 10-K”). Actual results could differ materially from forward-looking statements. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to; the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to 1A to Part 1 in the Form 10-K entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

For the three months ended December 31, 2009, our revenues were approximately $4.4 million with license revenues representing 22% and services revenues representing 78% of total revenues. In addition, approximately 34% of our quarterly revenues came from three customers. License margins for the quarter were 96% and services margins were 60%. Net loss for the quarter was approximately $0.7 million or $(0.01) per share. For the three months ended December 31, 2008, our revenues were approximately $4.2 million with license revenues representing 25% and service revenues representing 75% of total revenues. In addition, approximately 41% of our quarterly revenues came from three customers. License margins for the quarter were 96% and service margins were 51%. Net loss for the quarter was approximately $1.8 million or $(0.06) per share.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Customer A	12%	19%	15%	22%
Customer B	*	15%	*	*
Customer C	12%	*	*	*
Customer D	10%	*	*	*

*	Customer account was less than 10% of total revenues.

We have incurred significant losses since inception and, as of December 31, 2009, we had an accumulated deficit of approximately $254 million. We believe our success depends on the growth of our customer base and the development of the emerging contract management and compliance markets and the stability of our sales configuration customer base.

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

Results of Operations:

Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
License	$979	$1,024	$(45)	$2,355	$1,936	$419
Percentage of total revenues	22%	25%	(4)%	21%	17%	22%
Services	$3,458	$3,149	$309	$8,997	9,139	$(142)
Percentage of total revenues	78%	75%	10%	79%	83%	(2)%
Total revenues	$4,437	$4,173	$264	$11,352	$11,075	$277

License. For the three months ending December 31, 2009, license revenues were relatively flat compared to the three months ending December 31, 2008. For the nine months ended December 31, 2009, license revenues increased by $0.4 million compared to the nine months ended December 31, 2008. This revenue increase was due to more license transactions in the Contract Management segment, reflecting our continued focus on the Contract Management business. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, hosting, training, subscription revenues and out-of-pocket reimbursements. During the three months ended December 31, 2009, services revenues increased $0.3 million compared to the three months ended December 31, 2008 primarily due to the achievement of certain customer milestones that triggered revenue recognition on previously recorded deferred revenue. During the nine months ended December 31, 2009, services revenues decreased $0.1 million compared to the nine months ended December 31, 2008 primarily due to the lower level of consulting services delivered by our SCS segment. Maintenance revenues represented 45% and 43% of total services revenues for the three months ended December 31, 2009 and December 31, 2008, respectively, and 50% and 45% of total services revenues for the nine months ended December 31, 2009 and December 31, 2008, respectively.

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

Cost of revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Cost of license revenues	$37	$46	$(9)	$126	$148	$(22)
Percentage of license revenues	4%	4%	(20)%	5%	8%	(15)%
Cost of services revenues	$1,382	$1,531	$(149)	$4,029	$3,876	$153
Percentage of services revenues	40%	49%	(10)%	45%	42%	4%

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

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization, our data center costs, plus certain allocated expenses. During the three months ended December 31, 2009, these costs decreased $0.1 million or 10% compared to the same period in 2008 primarily due to reductions in the use of outside contractors in both our CM and SCS segments. During the nine months ended December 31, 2009, these costs increased $0.2 million or 4% compared to the same period in 2008 primarily due to increased compensation costs in the CM business unit.

We expect cost of services revenues to fluctuate as a percentage of service revenues, and we plan to reduce cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
License	96%	96%	95%	92%
Services	60%	51%	55%	58%

Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue, the nature of the license agreements and product mix. Gross margin remained flat at 96% for the three months ended December 31, 2009 and 2008, respectively, since our CM license revenues were relatively flat compared to the three months ending December 31, 2008. For the nine months ended December 31, 2009, gross margin was 95%, compared to a gross margin of 92% for the nine months ended December 31, 2008. This was primarily due to a 22% increase in license revenues year over year, as well as an 18% decrease year over year in research and development costs allocated to cost of license revenues.

Gross Margin — Services. During the three months ending December 31, 2009, gross margin from services increased to 60% compared to 51% for the three months ending December 31, 2008. This increase was largely due to a combination of higher services revenues year over year, and a decrease in cost of services revenues year over year primarily due to reductions in the use of outside contractors in both our CM and SCS segments. During the nine months ending December 31, 2009, gross margin from services decreased to 55% compared to 58% for the nine months ending December 31, 2008. This decline was largely due to the ongoing shift made to our CM business, which typically has lower gross margins than our SCS business.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Research and development	$753	$994	$(241)	$2,545	$3,111	$(566)
Percentage of total revenues	17%	24%	(24)%	22%	28%	(18)%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses. Research and development expenses decreased $0.2 million and $0.6 million during the three and nine months ending December 31, 2009, respectively, compared to the same periods in 2008, respectively. These decreases were primarily attributable to our reduction in force near the end of the first quarter of fiscal year 2010.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue development in our CM products and integrate with tools provided by third parties.

Sales and Marketing

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Sales and marketing	$1,285	$1,497	$(212)	$3,586	$4,611	$(1,025)
Percentage of total revenues	29%	36%	(14)%	32%	42%	(22)%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and nine months ending December 31, 2009, sales and marketing expenses decreased $0.2 million and $1.0 million, respectively, compared to the same periods in 2008, respectively. These decreases are primarily due to our reduction in force near the end of the first quarter of fiscal year 2010, as well as a reduction in the use of outside services. We expect modest reductions in sales and marketing expenses in fiscal 2010 as a percentage of total revenues.

General and Administrative

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
General and administrative	$1,260	$1,381	$(121)	$4,176	$4,356	$(180)
Percentage of total revenues	28%	33%	(9)%	37%	39%	(4)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses decreased by approximately $0.1 million in the three months ended December 31, 2009 compared to the same period in 2008, primarily due to a decrease in compensation expense including stock-based compensation. For the nine months ending December 31, 2009, general and administrative expenses decreased by approximately $0.2 million compared to the same period in 2008, primarily due to a reduction in the use of outside services.

Professional Fees Related to Corporate Governance Review and Restructuring

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008	Change	2009	2008	Change
	(in thousands, except percentages)
Professional fees related to corporate governance review	$—	$—	$—	$438	$—	$438
Percentage of total revenues	—	—	—	4%	—	—
Restructuring	$391	$14	$377	$1,238	$687	$551
Percentage of total revenues	9%	—	2693%	11%	6%	80%

The corporate governance review was initiated in 2009 as a result of internal initiatives and matters that were raised during the course of our litigation with Trilogy, Inc. In May 2009, we adopted a series of reforms to our corporate governance policies and procedures. The details can be found in Section 9A of our Annual Report on Form 10-K for the year ending March 31, 2009.

We have, from time to time, realigned or restructured our costs to better fit the sales and customer model in place at the time. During the three and nine months ended December 31, 2009, our restructuring expenses related to employee severances and to write offs of leasehold improvements in the headquarters facility that we ceased to occupy on August 17, 2009. In the comparable period in the previous fiscal year, the restructuring expenses related primarily to severance arrangements with certain former officers of the Company.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures. During the three months ended December 31, 2009 and 2008, interest and other income (expense), net totaled approximately $(0.1 million) and $(0.4 million), respectively. During the nine months ended December 31, 2009 and 2008, interest and other income (expense), net totaled approximately $(0.2 million) and $(1.0 million), respectively. The expense reductions primarily relate to unfavorable foreign exchange rate movements against the U.S. dollar in the prior fiscal year. The foreign currency exposure no longer exists as a result of the sale of our Indian subsidiary on March 31, 2009. For more information on the sale of the Indian subsidiary, see Footnote 15 in our Annual Report on Form 10-K for the year ending March 31, 2009.

Provision for Income Taxes

During the nine months ended December 31, 2009 and 2008, we recorded income tax (benefit)/provision of approximately ($187,000) and $82,000, respectively. These amounts related to taxes due in foreign jurisdictions, nominal state minimum and franchise taxes, and federal refundable R&D credit benefits.

Liquidity and Capital Resources

	December 31, 2009	March 31, 2009
	(in thousands)
Cash, cash equivalents and short-term investments	$17,049	$23,452
Working capital	$15,208	$20,180

	Nine Months Ended December 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(4,304)	$(7,866)
Net cash provided by (used in) investing activities	$(184)	$6,794
Net cash used in financing activities	$(1,917)	$(574)

Our primary sources of liquidity consisted of approximately $17.0 million in cash, cash equivalents and short-term investments as of December 31, 2009 compared to approximately $23.5 million in cash, cash equivalents and short-term investments as of March 31, 2009.

Net cash used in operating activities was $4.3 million for the nine months ended December 31, 2009, resulting primarily from our year to date net loss of $4.9 million, a $4.0 million decrease in our accounts payable, restructuring liabilities, and other accrued liabilities, partially offset by a $1.9 million decrease in accounts receivable, net, a $1.5 million decrease in prepaid expenses and other current assets, and adjustments for non-cash items such as depreciation, amortization, losses on the disposition of property and equipment, and stock-based compensation totaling $1.3 million.

Net cash used in operating activities was $7.9 million for the nine months ended December 31, 2008, resulting primarily from our net loss of $6.9 million and a $3.3 million increase in accounts receivable. These decreases in cash flows from operating activities were partially offset by a $1.5 million increase in deferred revenues and a $0.9 million increase in accounts payable.

Net cash used in investing activities was $0.2 million for the nine months ended December 31, 2009, resulting primarily from capital asset purchases.

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

Net cash used in financing activities was $1.9 million for the nine months ended December 31, 2009, resulting from $1.3 million in costs to defend our Rights Agreement, as well as $0.6 million of payments on our note payable to Versata.

Net cash used in financing activities was $0.6 million for the nine months ended December 31, 2008, which primarily consisted of payments on our note payable to Versata.

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

We believe our cash, cash equivalents, and short-term investment balances as of December 31, 2009 are adequate to fund our operations through at least December 31, 2010. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of December 31, 2009. We expect to fund our future capital expenditures, liquidity and strategic operating programs from a combination of available cash balances and internally generated funds. We have no outside debt and do not have any plans to enter into borrowing arrangements. We believe our cash, cash equivalents, and short-term investment balances as of December 31, 2009 are adequate to fund our operations through at least the next 12 months.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments at December 31, 2009, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$329	$197	$132	$—	$—

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4T:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the President and Chief Operating Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2009. Based upon this evaluation our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2009—October 31, 2009	—	$—	—	—
November 1, 2009—November 30, 2009	112,875	0.27	—	—
December 1, 2009—December 31, 2009	—	—	—	—

Total	112,875	$0.27	—	—

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to the Company’s Current Report on Form 8-K filed November 12, 2009.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

31.1	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2010

/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.