Form 10-K
period 2010-03-31
SELECTICA INC
filed 2010-06-29
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 0-29637

SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive Suite 460, San Jose, California 94110-2111
(Address of Principal Executive Offices)

(408) 570-9700
(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.002 par value per share	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $6.60 per share as reported by The NASDAQ Global Market on that date, was $18,368,137.

As of June 21, 2010, the registrant had outstanding 2,812,604 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its fiscal year 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2010.

SELECTICA, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED
MARCH 31, 2010

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. This Annual Report on Form 10-K (the “10-K” or Report) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1A of this 10-K and in our other Securities and Exchange Commission (the “SEC”) filings. Furthermore, such forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I

Item 1.	Business

OVERVIEW

We are a business dedicated to enabling companies to close deals faster, more profitably, and with lower risk. Selectica is a team of passionate professionals committed to making our customers successful by developing and delivering innovative software solutions that improve the way they do business.

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

Selectica was incorporated in California in June 1996 and re-incorporated in Delaware in November 1999. The company’s principal executive offices are located at 1740 Technology Drive, Suite 460, San Jose, California, 95110 and its website is www.selectica.com.

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

Selectica Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract and configuration solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solution acting under our direction. As of March 31, 2010, the Professional Services organization had 20 employees.

Employees

At March 31, 2010, we had a total of 58 employees, all located in the United States. 57 of our employees are full time and 1 is part time. Of the total, 13 are engaged in research and development, 20 are engaged in professional services, 15 are engaged in sales and marketing, and 10 are engaged in general & administration.  None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Sales and Marketing

We sell our CM products primarily through our direct sales force along with strategic and OEM partners. Our SCS products are sold primarily through partnership relationships such as an existing relationship with IBM Global Services. As of March 31, 2010, our sales team consisted of 11 employees and our marketing team consisted of 4 employees.

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

Research and Development

To date, we have invested substantial resources in research and development. At March 31, 2010, we had 13 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. For the fiscal years ended March 31, 2010 and 2009, we incurred approximately $3.3 million and $4.2 million, respectively on research and development.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of a separate maintenance agreement sold with the product license. We expect that enhancements to our existing products will be developed internally.

International Operations

On March 31, 2009 we sold the equity interest of our U.S. parent company in our wholly owned foreign subsidiary in India. The subsidiary had formerly provided development and professional services resources for our Sales Configuration group as well as acted as an interface to an outsourcing partner in India for development services for both of our product lines. As of the date of sale, the subsidiary had ceased to perform those functions and employed three people solely in administrative capacities. The sale was for cash consideration of $4.3 million ($1.0 million of which was held in escrow and released in early June 2009) and $0.4 million of forgiveness of intercompany debt. As of March 31, 2010 and 2009, we did not have any employees or operations outside the United States but we do business with a number of non-US based companies.

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

We incurred net losses of approximately $4.6 million and $8.4 million for the fiscal years ended March 31, 2010 and 2009, respectively. We had an accumulated deficit of approximately $253.8 million as of March 31, 2010. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. We plan to continue to pursue opportunities to align research and development, sales and marketing, and general and administrative expenses in absolute dollars over the next year in order to better balance expense levels with projected revenues, including potentially voluntarily delisting from The Nasdaq Global Market and deregistering under the Exchange Act. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses will significantly increase which would significantly harm our business and operating results.

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

Revenues from our CLM business products increasingly exceed revenues from our SCS products. As a result, we are increasingly dependent on our CLM business and our business and operating results will be harmed if we are unable to successfully grow our CLM business in the future.

Our business could be seriously harmed as a result of recent management changes or if we lose the services of our key personnel.

During fiscal year 2010, we experienced a number of management changes, including the appointment of Todd Spartz as our Chief Financial Officer on September 14, 2009 and the promotion of Jason Stern to President and Chief Operating Officer on January 12, 2010. All members of our management team have been with us for a limited period of time. There can be no assurance that they will be effective in their roles or that they will not take some time before they achieve desired levels of performance. The loss of services of one or more members of our management team could seriously harm our business.

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.

Our revenues are dependent on orders from a relatively small number of customers. Our three largest customers accounted for approximately 33% of our revenues for the fiscal years ended March 31, 2010 and 2009, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

Services revenues, which generated 79% and 78% of our total revenues during the fiscal years ended March 31, 2010 and 2009, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We generally charge for our professional services on a time and materials rather than a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. If we do not properly manage our costs of professional services, we could adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. We adopted the provisions of ASC 718, Compensation-Stock Compensation (ASC 718), using a modified prospective application effective April 1, 2006. We use the Black-Scholes option pricing model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, ASC 718 applies to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense calculated under ASC 718 will continue to negatively impact our operating results.

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

On December 22, 2008, we filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that our Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset of ours—our net operating loss carryforwards and related tax credits—from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of our shareholders. We sued Trilogy after (i) we amended our Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of our Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement, adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.

On January 16, 2009, the defendants in this action, Trilogy, filed an answer to our complaint and a counterclaim alleging that our Board of Directors had breached fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  We, and our Board of Directors, believe that the actions taken were lawful and appropriate under the circumstances and in the interest of all our shareholders and therefore the allegations of the counterclaim were without merit.  The counterclaim asked for various measures of equitable relief and also included a claim for punitive or exemplary damages, which are not available in Delaware.  The case was tried in the Delaware Court of Chancery in 2009.

On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by our Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision has been filed with the Delaware Supreme Court.  A decision on the appeal is expected in the third or fourth calendar quarter of 2010.

As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, the costs of the litigation have been charged as issuance costs against the additional paid in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet. As of March 31, 2010 and 2009, the amounts charged to additional paid in capital were approximately $1.3 million and $2.0 million, respectively, and the anticipated recovery from our insurance policy was approximately $0.1 million and $1.0 million, respectively.

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

Facilities

Our headquarters is located in San Jose, California.  In August 2009, we amended the lease with our landlord that enabled us to relocate to a smaller commercial space of approximately 6,400 square feet under a term lease that expires on October 31, 2011.  We also lease office space in San Francisco, California, with a lease that expired in April 2010.  During the first quarter of fiscal 2011, we have consolidated our San Francisco employees into our San Jose facility.

Item 3.	Legal Proceedings

Rights Agreement

On December 22, 2008, we filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that our Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset of ours—our net operating loss carryforwards and related tax credits—from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of our shareholders. We sued Trilogy after (i) we amended our Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and, (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008. As a result, on January 2, 2009, a special committee of our Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, (exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement), adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.

On January 16, 2009, the defendants in this action, Trilogy, filed an answer to our complaint and a counterclaim alleging that our Board of Directors had breached fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  We, and our Board of Directors, believe that the actions taken were lawful and appropriate under the circumstances and in the interest of all our shareholders and therefore the allegations of the counterclaim were without merit.  The counterclaim asked for various measures of equitable relief and also included a claim for punitive or exemplary damages, which are not available in Delaware.  The case was tried in the Delaware Court of Chancery in 2009.

On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by our Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision has been filed with the Delaware Supreme Court.  A decision on the appeal is expected in the third or fourth calendar quarter 2010.

As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, the costs of the litigation have been charged as issuance costs against the additional paid in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet.  As of March 31, 2010 and 2009, the amounts charged to additional paid in capital were approximately $1.3 million and $2.0 million, respectively, and the anticipated recovery from our insurance policy was approximately $0.1 million and $1.0 million, respectively.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded over the counter on The NASDAQ Global Market (“NASDAQ”) under the symbol “SLTC.” Our common stock began trading in March 2000.

As of June 21, 2010, there were approximately 104 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

	High (1)	Low (1)
Fiscal 2009
First Quarter	$31.20	$26.00
Second Quarter	$25.20	$20.20
Third Quarter	$21.80	$12.00
Fourth Quarter	$17.60	$5.80	(2)
Fiscal 2010
First Quarter	$10.00	$6.40
Second Quarter	$8.40	$6.60
Third Quarter	$7.40	$4.20
Fourth Quarter	$6.00	$3.80

(1)
On February 9, 2010, our Board of Directors approved a one-for-twenty reverse stock split of Selectica common stock, effective February 24, 2010. The reverse stock split was intended to bring us in compliance with NASDAQ Listing Rules related to the minimum trading price of the company’s common stock. The above stock prices have been adjusted to reflect the reverse stock split.

(2)
On January 2, 2009, a special committee of our Board of Directors declared Trilogy as an “Acquiring Person” under the Rights Agreement, and as a result, on February 4, 2009 we completed the distribution of 1.3 million shares to all existing shareholders (under the Exchange Provision in the Rights Agreement) other than Trilogy.

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2010, certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by stockholders	178	$21.07	1,370	(1)(2)
Equity compensation plans not approved by stockholders	3	$38.91	181
Total	181	$21.86	1,551

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)
Beginning January 1, 2001, and each anniversary thereafter up to and including January 1, 2010, the number of shares reserved for issuance under our 1999 Equity Incentive Plan was automatically increased by the lesser of 5% of the then outstanding shares of common stock or 180,000 shares.  In May, 2010, the 1999 Equity Incentive Plan was amended such that the number of shares reserved for issuance are no longer automatically increased and a total of 1,551,000 shares are reserved for future issuance thereunder.  On each May 1, starting in 2001, the number of shares reserved for issuance under our 1999 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 100,000 shares.

Stock Option Plans—Not Required to be Approved by Stockholders

2001 Supplemental Plan

We adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on May 30, 2001; the Supplemental Plan did not require stockholder approval. A total of approximately 250,000 shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.

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

Use of Proceeds from Sales of Registered Securities

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the year ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
April 1, 2009 – April 30, 2009	—	—	—	—
May 1, 2009 – May 31, 2009	—	—	—	—
June 1, 2009 – June 30, 2009	—	—	—	—
July 1, 2009 – July 31, 2009	894	$7.80	—	—
August 1, 2009 – August 31, 2009	—	—	—	—
September 1, 2009 – September 30, 2009	—	—	—	—
October 1, 2009—October 31, 2009	—	—	—	—
November 1, 2009—November 30, 2009	5,644	$5.40	—	—
December 1, 2009—December 31, 2009	—	—	—	—
January 1, 2010 – January 31, 2010
February 1, 2010 – February 28, 2010	1,334	$4.52	—	—
March 1, 2010—March 31, 2010	—	—	—	—

Total	7,872	$5.54	—	—

Item 6.	Selected Financial Data.

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

The Selectica Contract Lifecycle Management (“CLM” or “CM”) solution is a contract authoring, analysis, repository and process automation product designed to enhance and automate the management of the entire contract lifecycle. It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue and the evaluation of supplier performance, and other purposes. Our solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts for the corporate counsel’s office and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

The Selectica Sales Configuration (“SCS”) solution consolidates configuration, pricing and quoting functions into a single application platform enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our SCS solution provides a critical link between Customer Relationship Management (CRM) and Enterprise Resource Planning (ERP) systems that helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, internal sales staff, and channel partners to generate error-free sales proposals for their unique requirements, we believe our SCS solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Summary of Operating Results for Fiscal 2010

During the fiscal year ended March 31, 2010, our total revenues decreased by 8%, or $1.2 million, to $15.2 million compared with total revenues of $16.4 million for the fiscal year ended March 31, 2009. The results for 2010 reflect a shift of revenues from being primarily dependent on our SCS products to being primarily dependent on our CLM products. In fiscal 2010, CLM products and service revenues totaled $9.5 million or 63% of total revenues, representing a decrease of $0.4 million or 4% over fiscal 2009, whereas our SCS products and service revenues totaled $5.7 million or 37% of total revenues, representing a decrease of $0.8 million or 14% over fiscal 2009. These year over year decreases resulted primarily from lower consulting revenues across both business units as well as a decrease in our CM average selling prices.

During the fiscal year ended March 31, 2010, our net loss declined by 45% or $3.8 million, to $4.6 million compared to a net loss of $8.4 million for the fiscal year ended March 31, 2009. The most significant factors affecting the decline in our net loss are (i) decreases in costs for research and development, sales and marketing and general and administrative, reflecting our ongoing emphasis on cost cutting efforts (ii) an increase in other income (expense), net due to unfavorable foreign exchange rate movements against the U.S. dollar during the prior fiscal year; our foreign exchange rate exposure has been significantly reduced with the sale of our Indian subsidiary on March 31, 2009, and (iii) a net benefit recorded for income taxes in fiscal 2010 compared to income tax expenses recorded in fiscal 2009.

Outlook for Fiscal 2011

We are anticipating a return to revenue growth in fiscal year 2011 after experiencing year over year revenue decline in fiscal 2010.  We expect that growth to be primarily driven from increased demand for our CLM products and services, with our SCS revenues remaining essentially flat.  We have been receiving renewed inbound interest in our SCS products and services recently and have market focused development initiatives scheduled for that product later in the year.  However, we don’t expect the benefits to be realized in fiscal year 2011 but more likely to occur in 2012.  Increased demand for our CLM products and services are expected to be derived from the considerable enhancements to the product, channel sales and a general improvement in the macroeconomic environment for software products and services.  Operationally, the company has reduced its operating expenses significantly over the past year and does not expect them to materially decrease going forward; however, there are opportunities for increased productivity and efficiency as we begin to focus on new business processes, systems, and tools given our new resource structure.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements included in Item 8 of this Form 10-K. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenue, calculation of liabilities and stock-based compensation to be the most critical judgments that are involved in the preparation of the consolidated financial statements.

Results of Operations

Revenues

	2010	2009	Change
	(in thousands, except percentages)
License	$3,182	$3,569	$(387)
Percentage of total revenues	21%	22%	(11)%
Services	$11,977	$12,876	$(899)
Percentage of total revenues	79%	78%	(7)%
Total revenues	$15,159	$16,445	$(1,286)

License. License revenues consist of revenue from licensing our software products.  Our fiscal 2010 license revenue decreased by $0.4 million from the prior year primarily due to lower average selling prices.

Services. Services revenues are comprised of fees from consulting, maintenance, training, subscription revenues and out-of pocket reimbursements. Services revenues for fiscal year 2010 decreased $0.9 million, or 7%, from the prior year, primarily due to lower consulting revenues provided by new and existing customer agreements in both the CM and SCS business units, respectively. Maintenance revenues were 50% and 44% of total service revenues for the twelve months ended March 31, 2010, and 2009, respectively.

We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on new license revenue and the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenue to fluctuate in absolute dollars and as a percentage of services revenues with respect to the number of maintenance renewals, and number and size of new license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.

Factors Affecting Operating Results

A small number of customers in our SCS segment account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2010	2009
Customer A	15%	18%
Customer B	10%	*

* Revenues were less than 10% of total revenues

We no longer have significant foreign activities. We anticipate that any exposure to foreign currency fluctuations will not be significant.

Cost of Revenues

	2010	2009	Change
Cost of license revenues	$163	$206	$(43)
Percentage of license revenues	5%	6%	—
Cost of services revenues	$5,291	$5,563	$(272)
Percentage of services revenues	44%	43%	—
Total cost of revenues	$5,454	$5,769	$(315)

Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs. During the fiscal year 2010, license costs were $0.2 million. We expect cost of license revenues to maintain a relatively consistent level in absolute dollars in fiscal year 2011.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated corporate expenses.  During fiscal 2010, these costs decreased by approximately $0.3 million primarily due to the decrease in the use of third-party consultants in both our CM and SCS business segments.

We expect cost of service revenues to fluctuate as a percentage of service revenues.

Gross Margin

	2010	2009
Gross margin, license revenues	95%	94%
Gross margin, services revenues	56%	57%
Gross margin, total revenues	64%	65%

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2010 and 2009 were affected by the factors discussed above under “Revenues” and “Cost of Revenues”.

Gross Profit

Gross profit was $9.7 million, or 64% of revenues, in fiscal 2010 compared with $10.7 million, or 65% of revenues, in fiscal 2009. The decline in gross profit during fiscal year 2010 was due to the decrease in license and services revenues in both our CM and SCS business units.  This was partially offset by a reduction in our cost of services revenues due to utilizing less third-party consultants in our system implementation services.

SCS gross profit was $4.5 million, or 80% of revenues, in fiscal 2010 compared with $4.9 million, or 75% of revenues, in fiscal 2009. The decrease was due to reductions in license revenues year over year since we shifted our emphasis to the CM business in the prior fiscal year.  Professional services revenues also decreased year over year as a result of fewer arrangements with our SCS customers.  These decreases were partially offset by lower outside services costs.

CM gross profit was $5.2 million, or 54% of revenues, in fiscal 2010 compared with $5.7 million, or 58% of revenues, in fiscal 2009. The decrease in gross profit during fiscal year 2010 was due to a decrease in license revenues resulting from lower average selling prices.  Professional services revenues also decreased year over year as a result of larger arrangements in the prior fiscal year.  CM costs were relatively flat year over year.

We expect that our overall gross margins will continue to fluctuate due to the timing of service and license revenue recognition and will continue to be adversely affected by lower margins associated with service revenues. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants, and the overall utilization rates of our professional services organization.

Operating Expenses

	2010	2009	Change
Total research and development	$3,274	$4,218	$(944)
Percentage of total revenues	22%	26%	—

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of $0.9 million in fiscal 2010 compared to fiscal year 2009 was attributable primarily to reductions in headcount and decreases in costs for facilities, overhead and benefits. We expect research and development expenditures to increase modestly in absolute dollars over the next several years as we continue development in our CM products and integrate with tools provided by third parties.

	2010	2009	Change
Sales and marketing	$4,526	$6,307	$(1,781)
Percentage of total revenues	30%	38%	—

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2010, sales and marketing expenses decreased $1.8 million primarily due to decreases in expenditures in our SCS product line resulting from the shift to our CM business segment, and a reduction in headcount, which resulted in lower compensation costs compared to the prior fiscal year.  We expect modest reductions in sales and marketing expenses in fiscal 2011 compared to fiscal 2010 both in absolute dollars and as a percentage of total revenues.

	2010	2009	Change
General and administrative	$5,368	$5,522	$(154)
Percentage of total revenues	35%	34%	—

General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses decreased $0.2 million in fiscal 2010 compared with fiscal 2009 due to decreased expenditures for outside contractors, and lower payments to our board members who, in the previous fiscal year, assumed more active roles as a result of us not having a full time CEO, offset partially by an increase in general legal expenditures.  We expect modest reductions in general and administrative expenses in fiscal 2011 compared to fiscal 2010 both in absolute dollars and as a percentage of total revenues.

Restructuring. Restructuring expenses consist primarily of personnel reductions and excess facility charges related to our cost realignment initiatives. The restructuring accrual and the related utilization for the fiscal year ended March 31, 2010 were (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2009	$52	$1,213	$1,265
Additional accruals	608	637	1,245
Amounts paid in cash	(653)	(1,850)	(2,503)
Balance, March 31, 2010	$7	$—	$7

During fiscal year 2010, we continued with cost reduction efforts.  In August 2010, we relocated the corporate headquarters to a smaller facility.  As a result of the relocation, we recorded a one-time charge of approximately $0.4 million for abandoned leasehold improvements.  In addition, we increased severance costs for reduced headcount and increased our excess facility accrual related to our corporate headquarters relocation in the amount of $0.6 million and $0.2 million, respectively.

Other income (expense), net

	2010	2009	Change
Other income (expense), net	$(373)	$(2,122)	$1,749

Other income (expense), net consists primarily of expenses from the impact of foreign currency remeasurement, primarily from our Indian subsidiary (which was sold on March 31, 2009), interest expense on our note payable to Versata, and other miscellaneous expenditures.  In fiscal 2010, other income (expense), net increased $1.7 million primarily due to unfavorable foreign exchange rate movements against the U.S. dollar in the prior fiscal year.  Subsequent to the sale of our Indian subsidiary, our foreign exchange exposure has been substantially eliminated.  For more information on the sale of the Indian subsidiary, see Footnote 15 in our consolidated financial statements in this Annual Report on Form 10-K.

Interest Income

	2010	2009	Change
Interest income	$50	$983	$(933)

Interest income consists primarily of interest earned on cash balances and short-term investments. Interest income decreased in fiscal year 2010 due to lower cash balances and lower interest rates due to a shift of our money to primarily money market accounts.  Interest rates throughout the marketplace were lower due to the low Federal Funds Rate established by the Federal Reserve during 2009.  We anticipate that interest income in fiscal 2011 will decline relative to fiscal 2010 as a result of lower cash balances and lower interest rates.

Provision for Income Taxes

We received an income tax benefit of approximately ($0.3 million) for fiscal year 2010 and incurred an income tax expense of approximately $0.2 million for fiscal year 2009.  As of March 31, 2010, we had federal and state net operating loss carryforwards of approximately $174.3 million and $138.8 million, respectively. As of March 31, 2010, we also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $4.5 million, respectively.

The fiscal 2010 and 2009 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

It should also be noted that the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008 and modified under the Economic Stimulus Act of 2009, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 through December 2009.  During the twelve months ended March 31, 2010 we recorded a net income tax benefit of $33,000 for a U.S. federal refundable credit as provided by the Act.

Liquidity and Capital Resources

	2010	2009
	(in thousands)
Cash, cash equivalents and short-term investments	$17,155	$23,452
Working capital	$15,494	$20,180
Net cash used for operating activities	$(3,941)	$(8,002)
Net cash provided by (used for) investing activities	$(212)	$10,470
Net cash used for financing activities	$(2,146)	$(2,808)

Our primary sources of liquidity consisted of approximately $17.2 million in cash, cash equivalents and short-term investments as of March 31, 2010 compared to approximately $23.5 million in cash, cash equivalents and short-term investments as of March 31, 2009.

Net cash used in operating activities was $3.9 million for the twelve months ended March 31, 2010, resulting primarily from our net loss of $4.6 million, adjusted for non-cash expenses totaling $1.4 million, which included depreciation and amortization, losses on disposal of property and equipment, and stock-based compensation expense.  In addition, we had changes in assets and liabilities using $0.7 million in cash, driven primarily by a $2.5 million decrease in accounts payable and a $1.3 million decrease in restructuring liability, offset by a $1.4 million decrease in accounts receivable and a $1.9 million decrease in prepaid expenses and other current assets.

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

Net cash used for investing activities was $0.2 million for the twelve months ended March 31, 2010, resulting primarily from the purchase of capital assets.

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

Net cash used in financing activities was $2.1 million for the twelve months ended March 31, 2010, resulting primarily from $1.3 million in costs to defend our Rights Agreement, as well as $0.8 million of payments on our note payable to Versata.

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

We believe our cash, cash equivalents, and short-term investment balances as of March 31, 2010 should be adequate to fund our operations through at least March 31, 2011. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated.  After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$239	$154	$85	$0	$0
Versata note	4,822	786	1,992	1,328	716
Other	23	18	5	0	0
Total	$5,084	$958	$2,082	$1,328	$716

Our contractual obligations and commercial commitments at March 31, 2010 were approximately $5.1 million. We had no significant commitments for capital expenditures as of March 31, 2010.

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

REPORT OF ARMANINO MCKENNA LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
 Selectica, Inc.

We have audited the accompanying consolidated balance sheets of Selectica, Inc. (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selectica, Inc. at March 31, 2010 and March 31, 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ ARMANINO MCKENNA LLP

San Ramon, California
 June 29, 2010

SELECTICA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$16,957	$23,256
Short-term investments	198	196
Accounts receivable, net of allowance for doubtful accounts of
$301 and $373, as of March 31, 2010 and 2009, respectively	4,242	5,598
Prepaid expenses and other current assets	538	2,485
Total current assets	21,935	31,535

Property and equipment, net	536	1,060
Intangible assets	—	7
Other assets	24	665

Total assets	$22,495	$33,267

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	609	3,133
Restructuring liability	7	1,265
Accrued payroll and related liabilities	483	720
Other accrued liabilities	56	1,520
Deferred revenues	4,500	3,931

Total current liabilities	6,441	11,355
Note payable to Versata, net of current portion	4,036	4,588
Other long-term liabilities	27	48

Total liabilities	10,504	15,991

Commitments and contingencies (See Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 25,000 shares at March 31, 2010 and 2009; None issued and outstanding	—	—
Common stock, $0.002 par value:
Authorized: 150,000 shares at March 31, 2010 and 2009, respectively
Issued: 2,811 and 3,345 shares at March 31, 2010 and 2009, respectively
Outstanding: 2,811 and 2,777 shares at March 31, 2010 and 2009, respectively	4	4
Additional paid-in capital	265,836	299,383
Accumulated deficit	(253,849)	(249,205)

Treasury stock at cost— 0 and 568 shares at March 31, 2010 and 2009, respectively	—	(32,906)

Total stockholders’ equity	11,991	17,276

Total liabilities and stockholders’ equity	$22,495	$33,267

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Revenues:
License	$3,182	$3,569
Services	11,977	12,876

Total revenues	15,159	16,445
Cost of revenues:
License	163	206
Services	5,291	5,563

Total cost of revenues	5,454	5,769

Gross profit	9,705	10,676

Operating expenses:
Research and development	3,274	4,218
Sales and marketing	4,526	6,307
General and administrative	5,368	5,522
Restructuring	1,245	675
Professional fees related to corporate governance review	438	—
Reversal of payroll charges related to stock options	(541)	—
Professional fees related to stock option investigation	—	38
Shareholder litigation	34	92

Total operating expenses	14,344	16,852

Loss from operations	(4,639)	(6,176)
Other income (expense), net	(373)	(2,122)
Loss on sale of subsidiary	—	(950)
Interest income	50	983

Loss before provision for income taxes	(4,962)	(8,265)
Provision for (benefit from) income taxes	(318)	157

Net loss	$(4,644)	$(8,422)

Basic and diluted net loss per share	$(1.66)	$(5.13)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,794	1,641

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accum- ulated
					Other
					Compre- hensive			Total
	Common Stock		Additional Paid-In	Accum- ulated	Income (Loss),	Treasury Stock		Stock- holders’	Compre-hensive
	Shares	Amount	Capital	Deficit	net of taxes	Shares	Amount	Equity	Loss
Balance at March 31, 2008	2,002	$4	$300,939	$(240,783)	$4	(568)	$(32,906)	$27,258
Stock-based compensation expense	—	—	452	—	—	—	—	452
Proceeds from sales of shares through employee stock purchase plan	3	—	26	—	—	—	—	26
Issuance of additional common shares under Rights Agreement (see Note 8)	1,340	—	—	—	—	—	—	—
Common stock issuance costs, net (see Note 8)	—	—	(2,034)	—	—	—	—	(2,034)
Comprehensive loss:
Other comprehensive loss, net of taxes	—	—	—	—	(4)	—	—	(4)	$(4)
Net loss	—	—	—	(8,422)	—	—	—	(8,422)	(8,422)
Total comprehensive loss									$(8,426)
Balance at March 31, 2009	3,345	$4	$299,383	$(249,205)	$—	(568)	$(32,906)	$17,276

Stock-based compensation expense	—	—	705	—	—	—	—	705
Proceeds from sales of shares through employee stock purchase plan	4	—	19	—	—	—	—	19
Issuance of additional common shares under Rights Agreement (see Note 8)	2	—	—	—	—	—	—	—
Issuance of restricted stock, net of repurchase	36	—	—	—	—	(8)	(44)	(44)
Retirement of treasury stock	(576)	—	(32,950)	—	—	576	32,950	—
Common stock issuance costs, net (see Note 8)	—	—	(1,321)	—	—	—	—	(1,321)
Comprehensive and net loss	—	—	—	(4,644)	—	—	—	(4,644)	$(4,644)
Balance at March 31, 2010	2,811	$4	$265,836	$(253,849)	$—	—	$—	$11,991

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2010	2009
	(in thousands)
Operating activities:
Net loss	$(4,644)	$(8,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	380	394
Amortization	7	95
Loss on sale of subsidiary	—	950
Loss on disposition of property and equipment	354	97
Stock-based compensation expense	705	452
Changes in assets and liabilities:
Accounts receivable (net)	1,356	(3,268)
Prepaid expenses and other current assets	1,947	(1,615)
Other assets	641	(180)
Accounts payable	(2,524)	2,651
Accrual for restructuring liability	(1,258)	(1,585)
Accrued payroll and related liabilities	(237)	6
Other accrued and long-term liabilities	(1,237)	475
Deferred revenues	569	1,948

Net cash used for operating activities	(3,941)	(8,002)

Investing activities:
Proceeds from sale of subsidiary, net of cash contributed	—	2,639
Purchase of capital assets	(213)	(361)
Proceeds from disposition of property and equipment	3	19
Purchase of short-term investments	(2)	(9,169)
Proceeds from maturities of short-term investments	—	17,342

Net cash provided by (used for) investing activities	(212)	10,470

Financing activities:
Payments on note payable to Versata	(800)	(800)
Common stock issuance costs, net (See Note 8)	(1,321)	(2,034)
Proceeds from issuance of common stock, net	(25)	26

Net cash used for financing activities	(2,146)	(2,808)

Effect of exchange rate changes on cash	—	1,459
Net increase (decrease) in cash and cash equivalents	(6,299)	1,119
Cash and cash equivalents at beginning of the period	23,256	22,137

Cash and cash equivalents at end of the period	$16,957	$23,256

Supplemental disclosure of cash flow information:
Income taxes paid	$3	$106
Supplemental disclosure of non-cash financing activities:
Change in unrealized gain (loss) on available for sales securities	$—	$(4)

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

2.	Summary of Significant Accounting Policies

Reverse stock split

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 1-for-20 stock split in the fourth quarter of fiscal year 2010.

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

Fair value of financial instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate the fair value.

Foreign Currency Transactions

Foreign currency transactions at foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts (principally cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) are remeasured into the U.S. dollar using the foreign exchange rate at the balance sheet date. Operational accounts and non-monetary balance sheet accounts are remeasured at the rate in effect at the date of a transaction. The impact of foreign currency remeasurement is reported in current operations, and in fiscal year 2009 was approximately a $1.4 million charge to earnings prior to the Company’s adoption of its hedging program in December 2008. The impact of foreign currency remeasurement was immaterial in the current year.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance.  As of March 31, 2010, the Company only has short-term investments in a certificate of deposit. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have not been significant.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered. The Company recognizes maintenance revenues over the term of the maintenance contract because vendor-specific objective evidence of fair value for maintenance exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. If unspecified future products are given over a specified term, the Company recognizes license revenue ratably over the applicable period. The Company recognizes license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In those instances where the Company determines that the service elements are essential to the other elements of the arrangement, the Company accounts for the entire arrangement under the percentage of completion contract method. The Company follows the percentage of completion method if reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours and costs incurred to date as a percentage of the total estimated hours and costs to complete the project. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company also accounts for certain arrangements under the completed contract method, when the terms of acceptance and warranty commitments preclude revenue recognition until all uncertainties expire. To date, when the Company has been primarily responsible for the implementation of the software, where the services have been considered essential to the functionality of the software products, license and services revenues have been recognized.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

	Fiscal Years Ended March 31,
	2010	2009
Customer A	15%	18%
Customer B	10%	*

*	Revenues were less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended March 31,
	2010	2009
Customer A	15%	13%
Customer B	*	11%
Customer C	*	21%
Customer D	12%	*
Customer E	10%	*

*	Accounts receivable was less than 10% of total accounts receivable.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2010 and 2009. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2010 and 2009.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2010 and 2009 was approximately $49,000 and $117,000, respectively.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income or Loss

ASC 220 “Comprehensive Income” establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders’ equity. However, it has no impact on the Company’s net loss as presented in its financial statements. There was no accumulated other comprehensive income or loss at March 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate.  The Company estimates the fair value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of recording stock-based compensation expense for each of the periods presented was as follows:

	Fiscal Years Ended March 31,
	2010	2009
Cost of revenues	$87,000	$85,000
Research and development	99,000	172,000
Sales and marketing	73,000	63,000
General and administrative	446,000	132,000

Impact on net loss	$705,000	$452,000

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal year ended March 31, 2010 and 2009 was $35,000 and $36,000, respectively. During the fiscal years ended March 31, 2010 and 2009, there were 3,677, and 2,804 shares issued, respectively, under the ESPP at a weighted average purchase price of $5.16 and $9.35 per share, respectively.

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2010, 4% of sales were from international locations. For the fiscal years ended March 31, 2010 and 2009, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Fiscal Years Ended March 31,
	2010	2009
International revenues	4%	6%
Domestic revenues	96%	94%

Total revenues	100%	100%

For the fiscal years ended March 31, 2010 and 2009, there were no sales to a specific international customer that accounted for 10% of total revenues.

For the fiscal years ended March 31, 2010 and 2009, respectively, the Company did not hold long-lived assets outside of the United States.

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

There were no stock repurchases during fiscal 2010 or 2009.  The Company retired all treasury stock as of March 31, 2010.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board “FASB” issued the authoritative guidance to eliminate the historical GAAP hierarchy and establish only two levels of U.S. GAAP, authoritative and non-authoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (ASC) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The issuance of new standards is now in the form of Accounting Standards Updates that are included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in the second quarter of fiscal 2010 and it did not have any impact on the Company’s condensed consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its consolidated financial statements.

3.	Cash, Cash Equivalents, Investments and Fair Value Measurements

Cash, cash equivalents, and short-term investments consisted of the following:

	Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2010:
Cash and cash equivalents:
Cash	$1,902	$—	$—	$1,902
Money market fund	15,055	—	—	15,055
	$16,957	$—	$—	$16,957

Short-term investments:
(due in less than 12 months)
Certificate of deposit	$198	$—	$—	$198

	Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2009:
Cash and cash equivalents:
Cash	$5,824	$—	$—	$5,824
Money market fund	17,432	—	—	17,432
	$23,256	$—	$—	$23,256

Short-term investments:
(due in less than 12 months)
Certificate of deposit	$196	$—	$—	$196

The fair value of cash equivalents, based on quoted market prices, approximates their carrying value as of March 31, 2010 and 2009.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with ASC 820 “Fair Value Measurements and Disclosures” as of March 31, 2010 (in thousands):

Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$15,055	$15,055	$—
Short-term investments:
Certificates of deposit	198	—	198
	$15,253	$15,055	$198

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with ASC 820 “Fair Value Measurements and Disclosures” as of March 31, 2009 (in thousands):

Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$17,432	$17,432	$—
Short-term investments:
Certificates of deposit	196	—	196
	$17,628	$17,432	$196

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2010 and 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

4.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2010	2009
	(in thousands)
Computers and software	$2,740	$2,760
Furniture and equipment	601	651
Leasehold improvements	57	498

	3,398	3,909
Less: accumulated depreciation	(2,862)	(2,849)

Total property and equipment, net	$536	$1,060

Depreciation expense related to property and equipment was approximately $380,000 and $394,000 for the years ended March 31, 2010 and 2009, respectively. The decrease in net property and equipment in the fiscal year ended March 31, 2010 was due primarily to leasehold improvement write offs resulting from the Company’s move to a new office space during the second quarter of fiscal year 2010.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Accrued and Other Liabilities

As of March 31, 2010 and 2009, liabilities consisted of the following:

	2010	2009
	(in thousands)
Accrued Payroll
Accrued salaries	$—	$57
Accrued vacation	316	400
Accrued bonus	58	—
Accrued commissions	109	235
Accrued benefits	—	28
Total	$483	$720

	2010	2009
	(in thousands)
Other Accrued Liabilities
Other payables	30	923
Accrued sales tax	24	23
Accrued other taxes	2	574
Total	$56	$1,520

Deferred Revenue
License	$20	$—
Hosting	79	34
Consulting	169	32
Subscription	658	818
Maintenance	3,574	3,047
Total	$4,500	$3,931

	2010	2009
	(in thousands)
Other Long-Term Liabilities
Long-term deferred revenue	$27	$48

6.	Intangible Assets

As of March 31, 2010 and 2009, intangible assets are as follows:

	2010	2009
	(in thousands)
Cost	$—	$801
Accumulated amortization	—	(794)
Net	$—	$7

Amortization for the years ended March 31, 2010 and 2009 was approximately $7,000 and $95,000, respectively.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Operating Lease Commitments

The Company leases office space and office equipment under non-cancelable operating lease agreements that expire at various dates through 2013. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, are as follows as of March 31, 2010:

	Amount
	(in thousands)
	Offices	Equipment	Total
Fiscal 2011	$154	$18	$172
Fiscal 2012	85	3	88
Fiscal 2013	—	2	2
Total future minimum payments	$239	$23	$262

Rental expenses for office space and equipment were approximately $449,000 and $544,000 for the years ended March 31, 2010 and 2009, respectively.

8.	Litigation

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of the Company’s shareholders. The Company sued Trilogy after (i) it amended the Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008.  As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement, adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.  On January 16, 2009, the defendants in this action, Trilogy, filed an answer to the Company’s complaint and a counterclaim alleging that the Company’s Board of Directors had breached fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  The Company, and its Board of Directors, believes that the actions taken were lawful and appropriate under the circumstances and in the interest of all the Company’s shareholders and therefore the allegations of the counterclaim were without merit. The counterclaim asked for various measures of equitable relief and also included a claim for punitive or exemplary damages, which are not available in Delaware. The case was tried in the Delaware Court of Chancery in 2009.  On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by the Company’s Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision has been filed with the Delaware Supreme Court.  A decision on the appeal is expected in the third or fourth calendar quarter of 2010.  As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s rights plan, these costs have been charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for both received and anticipated recoveries from the Company’s Director’s and Officer’s insurance policy.  Anticipated recoveries are reflected in prepaid expenses and other current assets on the Company’s balance sheet.

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Year Ended March 31, 2010	Year Ended March 31, 2009	Total
Gross legal and related costs incurred	$2,187	$2,864	$5,051
Less: received and anticipated reimbursement	(866)	(830)	(1,696	) (a)
Net amounts charged to APIC	$1,321	$2,034	$3,355

(a)
As of March 31, 2010, the Company has received approximately $1.6 million from its insurance carriers as reimbursement for the rights offering costs incurred in connection with the ongoing litigation with Trilogy.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ Equity (Deficit)

Common Stock Reserved for Future Issuance

At March 31, 2010, shares of common stock reserved for future issuance were as follows:

(in thousands)
Equity incentive plans:
Outstanding	181
Reserved for future grants	1,551
Employee stock purchase plan	488
Total common stock reserved for future issuance	2,220

Preferred Stock

The Company is authorized to issue 25 million shares of preferred stock at a par value of $0.0001 per share. There was no preferred stock issued and outstanding at March 31, 2010 and 2009.

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

Stock Option Plans—Approved by Stockholders

1996 Plan

The Company adopted the 1996 Stock Plan as amended and restated March 28, 2001 (the “1996 Plan”). A total of approximately 815,000 shares of common stock have been reserved under the 1996 Plan. With limited restrictions, if shares awarded under the 1996 Plan are forfeited, those shares will again become available for new awards under the 1996 Plan. The 1996 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986, and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the board and consultants are eligible to participate in the 1996 Plan. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1996 Plan have a maximum term of ten years.

1999 Equity Incentive Plan

The Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”) on November 18, 1999. A total of 220,000 shares of common stock were initially reserved for issuance under the 1999 Plan. On each January 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 180,000 shares.  The 1999 Plan was amended in May, 2010, such that the number of shares reserved for issuance is no longer automatically increased, a total of 1,551,000 shares are reserved for future issuance. With limited restrictions, if shares awarded under the 1999 Plan are forfeited, those shares will again become available for new awards under the 1999 Plan. The 1999 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and nonstatutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the Board of Directors and consultants are eligible to participate in the 1999 Plan. Each eligible participant is limited to being granted options or stock appreciation rights covering no more than 33,000 shares per fiscal year, except in the first year of employment where the limit is 66,000 shares. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and nonstatutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1999 Plan have a maximum term of ten years.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 Employee Stock Purchase Plan

On November 18, 1999, the Company’s Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and the Company’s stockholders have approved of the Purchase Plan. A total of 100,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 100,000 shares.

The Compensation Committee of the Board of Directors administers this plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation, at a purchase price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of the Company’s outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee cannot purchase more than 500 shares per purchase date (1,000 shares per year) and, generally, cannot purchase more than $25,000 of stock per calendar year. Eligible employees may begin participating in the Purchase Plan at the start of an offering period. Each offering period lasts 24 months and consists of four consecutive purchase periods of six months duration. Two overlapping offering periods start on May 1 and November 1 of each calendar year. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment. The Board of Directors may amend or terminate the Purchase Plan at any time. If not terminated earlier, the Purchase Plan has a term of twenty years. If the Board of Directors increases the number of shares of common stock reserved for issuance under the Purchase Plan, other than any share increase resulting from the formula described in the previous paragraph, it must seek the approval of the Company’s stockholders.

2001 Supplemental Plan

The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on April 4, 2001, and the Supplemental Plan did not require stockholder approval. A total of approximately 250,000 shares of common stock have been reserved for issuance under the Supplemental Plan. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.

Activity under all equity plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
	(in thousands except for per share amounts)
Balance at March 31, 2008	1,215	246	$15.00 – $634.84	$24.84
Increase in shares reserved	168	—	—	—
Options granted	(35)	36	$7.20 – $14.50	$10.30
Options cancelled	148	(148)	$14.50 – $634.84	$21.82
Options expired	—	—	—	—
Restricted stock awards granted	(63)	—	—	—
Balance at March 31, 2009	1,433	134	$7.20 – $527.00	$24.32
Increase in shares reserved	152	—	—	—
Options granted	(9)	9	$5.20 – $8.00	$5.56
Options cancelled	31	(31)	$5.20 – $300.00	$27.48
Options expired	—	—	—	—
Restricted stock awards issued	(56)	—	—	—
Balance at March 31, 2010	1,551	112	$5.20 – $527.00	$21.86

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding and exercisable at March 31, 2010 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices Per Share	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price Per Share
$5.20 – $10.00	22,766	7.66	5,826	$7.21
$10.80 – $17.00	23,500	5.22	12,176	$14.44
$18.10 – $18.90	26,150	7.48	18,816	$18.55
$24.50 – $34.00	25,350	5.19	25,175	$30.97
$34.40 – $527.00	14,465	2.72	14,465	$48.77

$5.20 – $527.00	112,231	5.91	76,458	$26.84

The weighted average term for exercisable options is 5.48 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2010 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2010 was $4.97 as reported by the NASDAQ National Market. There was no aggregate intrinsic value of stock options outstanding at March 31, 2010 and 2009, respectively.

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2010	2009
Weighted average grant date fair value	$28,357	$130,021
Intrinsic value of options exercised	—	—
Fair value of shares vesting during the year	$98,492	$202,639

The fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2010	2009
Risk-free interest rate	1.53%	2.19%
Dividend yield	0.00%	0.00%
Expected volatility	69.52%	41.49%
Expected term in years	1.64	1.24
Weighted average fair value at grant date	$10.60	$5.20

The fair value of options granted under employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2010	2009
Risk-free interest rate	1.62%	1.65%
Dividend yield	0.00%	0.00%
Expected volatility	82.06%	50.59%
Expected option life in years	3.06	3.24
Weighted average fair value at grant date	$2.99	$3.66

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Compensation Plan Information

The table below demonstrates the number of options and awards issued and the number of options and awards available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2010:

	Number of Securities to be Issued upon Exercise of Outstanding Options, and Rights	Weighted- Average Exercise Price Per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	6	$35.04	142
1999 Equity Incentive Plan	172	$20.58	1,228
Plans Not Required to be Approved by Stockholders
2001 Supplemental Plan	3	$38.91	181
Total	181	$21.86	1,551

All vested shares granted under all Plans are exercisable; however, shares exercised but not vested under the 1996 Stock Plan are subject to repurchase.

10.	Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.  All share and per share information in the consolidated financial statements have been adjusted to give retroactive effect to a 1-for-20 stock split in the fourth quarter of fiscal year 2010.

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2010	2009
	(In thousands)
Weighted options excluded due to the exercise price exceeding the average
fair market value of the Company’s common stock during the period	114	149

Weighted options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were
excluded as inclusion would decrease the Company’s net loss per share	2	5

Total common stock equivalents excluded from diluted net loss per common share	116	154

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes

The provision for (benefit from) income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2010	2009
	(in thousands)
Domestic pre-tax loss	$(5,486)	$(4,682)
Foreign pre-tax loss	(7)	(3,582)
Total pre-tax loss	$(5,493)	$(8,264)

	Fiscal Years Ended March 31,
	2010	2009
	(in thousands)
Federal tax at statutory rate	$(1,868)	$(2,810)
Computed state tax	(308)	934
Computed foreign tax	3	1,557
Losses not benefited	1,700	270
Change in tax reserve	266	12
Non-deductible expenses	40	321
Research and development tax credits	(151)	(127)
Income tax provision (benefit)	$(318)	$157

The components of the provision for (benefit from) income taxes are as follows:

	Fiscal Years Ended March 31,
	2010	2009
	(in thousands)
Current:
US	$(258)	$15
State	(60)	$—
Foreign	—	142
Income tax provision (benefit)	$(318)	$157

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company’s historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$65,405	$61,649
Intangible assets	15,538	16,063
Tax credit carryforwards	4,563	4,519
Reserves and accruals	262	1,227
Depreciation	(13)	(17)
Stock compensation	296	326
Deferred revenue	39	132
Total net deferred tax asset	86,090	83,899
Valuation allowance	(86,090)	(83,899)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that changed by $2.2 million and $8.2 million during 2010 and 2009, respectively.

As of March 31, 2010, the Company had federal and state operating loss carryforwards of approximately $174.3 million and $138.8 million, respectively. As of March 31, 2010, the Company also had federal and state research and development tax credit carryforwards of $3.1 million and $4.5 million, respectively.

It should also be noted that the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008 and modified under the Economic Stimulus Act of 2009, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April 2008 through December 2009.  During the twelve months ended March 31, 2010 the Company recorded a net income tax benefit of $33,000 from asset additions through December 31, 2009 for the U.S. federal refundable credit as provided by the Act.

The federal net operating loss and credit carryforwards begin to expire in 2012 through 2030, if not utilized. The state net operating loss carryforwards begin to expire in 2011 through various dates, if not utilized. The state tax credit carryforwards have no expiration date.

The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 2, 2009 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  Under this new codification, FIN 48 has been incorporated into ASC Topic 740-10.  As with FIN 48, ASC 740-10 requires entities following GAAP to identify uncertain tax positions and disclose any potential tax liability on their financial statements using a two step process, which includes recognition and measurement.  As of March 31, 2010, the Company had approximately $1.98 million of total gross unrecognized tax benefits, of which all would favorably affect its effective tax rate in future periods if recognized.  However, the Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of such uncertain tax position be favorably settled in the future.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expenses.  As of March 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2010 are as follows (in thousands):

Amount
Balance at April 1, 2009	$1,820
Increases related to prior year research & development tax credits	439
Decreases related to expiration of tax credits and statute of limitations	(278)
Balance at March 31, 2010	$1,981

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or expiration of the statute of limitation during the next twelve months.  The Company's federal, state and foreign tax returns are subject to examination by the tax authorities from 1997 to 2009 due to net operating loss and tax carryforwards unutilized from such years.

12.	401(k) Benefit Plan

Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2010 and 2009. Administrative expenses relating to the 401(k) Plan are insignificant.

13.	Restructuring

On June 10, 2009, the Company announced that it implemented a re-alignment and restructuring, reducing headcount from 64 at March 31, 2009 to 54 as of June 30, 2009. The Company recorded charges of approximately $1.2 million during the twelve months ending March 31, 2010, related primarily to severance arrangements and to the write-off of leasehold improvements at its corporate headquarters. The Company began occupying new space in its current building effective August 17, 2009.

During fiscal years 2009 and 2010, the Company continued with cost reduction efforts. The restructuring accrual and the related utilization for the fiscal years ended March 31, 2010 and 2009, respectively, were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2008	$126	$2,705	$2,831
Additional accruals	661	(143)	518
Amounts paid in cash	(735)	(1,812)	(2,547)
Loan to sublessee	—	463	463
Balance, March 31, 2009	52	1,213	1,265
Additional accruals	608	637	1,245
Amounts paid in cash	(653)	(1,850)	(2,503)
Balance, March 31, 2010	$7	$—	$7

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment Information

ASC 280, “Segment Reporting”, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. ASC 280 reporting is based upon the “management approach”. This requires management to organize the Company’s operating segments for which separate financial information is: (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

The Company evaluates performance and allocates resources based on segment revenue and segment operating income (loss). Segment operating income (loss) is comprised of income before unallocated selling, general and administrative expenses, interest income and other income (expense), net.  Segment information for total assets, capital expenditures and depreciation is not presented as such information is not used in measuring segment performance or allocating resources between segments.

	Fiscal Years Ended March 31,
	2010	2009
	(in thousands)
Sales Configuration Solutions:
Revenues	$5,665	$6,552
Cost of Sales	1,116	1,625
Gross Profit	4,549	4,927
Income from Operations	3,455	2,134

Contract Management Solutions:
Revenues	9,494	9,893
Cost of Sales	4,338	4,144
Gross Profit	5,156	5,749
Loss from Operations	(1,550)	(1,983)

Unallocated Corporate Expenses	6,544	6,327

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Sale of Indian Subsidiary

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

Management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the rule and forms of the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the period ended March 31, 2010.  Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Internal control over financial reporting means a process designed by, or under the supervision of, our principal executive and principal financial officers (or persons performing similar functions), and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2010, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

This 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is included under the captions “Directors, Executive Officers and Corporate Governance” in the fiscal year 2011 Proxy Statement and incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is included under the captions “Executive Compensation and Related Information” in the fiscal year 2011 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the fiscal year 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the fiscal year 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Public Accountants” in the fiscal year 2011 Proxy Statement and is incorporated herein by reference.

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

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2010 and 2009, respectively:

	Balance at Beginning of Period	Additions to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2009	$—	$373	$—	$—	$373
Fiscal year ended March 31, 2010	$373	$284	$(356)	$—	$301

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of June 29, 2010.

SELECTICA, INC. Registrant
/s/ JASON STERN
Jason Stern President and Chief Operating Officer

/s/ TODD SPARTZ
Todd Spartz Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jason Stern and Todd Spartz and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JASON STERN	President and Chief Operating Officer	June 29, 2010
Jason Stern	(Principal Executive Officer)

/s/ TODD SPARTZ	Chief Financial Officer (Principal Financial Officer	June 29, 2010
Todd Spartz	and Principal Accounting Officer), and Secretary

Directors:

/s/ JAMIE ARNOLD	Director	June 29, 2010
Jamie Arnold

/s/ BRENDA ZAWATSKI	Director	June 29, 2010
Brenda Zawatski

/s/ LLOYD SEMS	Director	June 29, 2010
Lloyd Sems

/s/ JIM THANOS	Director	June 29, 2010
Jim Thanos

/s/ ALAN HOWE	Director	June 29, 2010
Alan Howe

EXHIBIT INDEX

Exhibit No.	Description
3.1	The Second Amended and Restated Certificate of Incorporation, as amended.

3.2(3)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(3)	Amended and Restated Bylaws.

3.4(12)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(1)	Amended and Restated Investor Rights Agreement, dated June 16, 1999.

4.4(9)	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007

4.5(12)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.6(13)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

4.7(17)
Amendment 2, dated as of May 8, 2009, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., dated January 2, 2009, as amended,

10.1(1)	Form of Indemnification Agreement.

10.2(1)*	1996 Stock Plan.

10.3(1)	Lease between John Arrillaga Survivors Trust and the Richard T. Perry Separate Property Trust as Landlord and the Registrant as Tenant, dated October 1, 1999.

10.4(2)*	Employment Agreement between the Registrant and Stephen Bennion, dated as of January 1, 2003.

10.5(5)	Sublease Agreement between Selectica Incorporated and Nuova Systems, dated March 6, 2007

10.6(6)*	Employment Agreement between the Registrant and Stephen Bennion, dated August 9, 2006.

10.7(9)*	Employment Agreement between the Registrant and Bill Roeschlein, dated September 11, 2006.

10.8(9)*	Employment Agreement between the Registrant and Steve Goldner, dated September 27, 2006.

10.9(9)*	Employment Agreement between the Registrant and Terry Nicholson, dated September 27, 2006.

10.10(3)	Warrant to Purchase Common Stock issued to Sales Technologies Limited, dated April 4, 2001.

10.11(3)	Licensed Works Agreement between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.12(3)	Licensed Works Agreement Statement of Work between the Registrant and International Business Machines Corporation, dated December 11, 2002.

10.13(3)	Professional Services Agreement between the Registrant and GE Medical Services, dated June 28, 2002.

10.14(3)	Major Account License Agreement between the Registrant and GE Medical Systems, dated June 28, 2002.

10.15(3)	Amendment #1 to Major Account License Agreement between the Registrant and GE Medical Systems.

Exhibit No.	Description
10.16(3)	Amendment #2 to Major Account License Agreement between the Registrant and GE Medical Systems, dated October 8, 2002.

10.17(3)	Amendment #3 to Major Account License Agreement between the Registrant and GE Medical Systems, dated March 31, 2003.

10.18(3)	Amendment #1 to Professional Services Agreement between Registrant and GE Medical Services, dated August 27, 2002.

10.19(3)	Amendment #2 to Professional Services Agreement between Registrant and GE Medical Services, dated March 3, 2003.

10.20(9)*	Company Compensation Plan for Non Employee Directors, dated August 1, 2006.

10.21(7)	Letter Agreement between Registrant and Sanjay Mittal, dated July 21, 2006.

10.22(6)	Separation Agreement between Registrant and Vince Ostrosky, dated August 9, 2006.

10.23(4)*	1999 Equity Incentive Plan Stock Option Agreement.

10.24(4)*	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.25(4)*	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.26(4)	Selectica UK Limited Major Account License Agreement, dated December 5, 2003.

10.27(4)	Amendment Agreement between MCI WorldCom, Limited and Selectica UK Limited, dated December 23, 2004.

10.28(8)	Notice of Delisting, dated June 19, 2007.

10.29(10)	Separation Agreement between Registrant and Stephen Bennion, dated October 23, 2007.

10.30(11)	Severance Agreement between Registrant and William Roeschlein, dated September 27, 2006.

10.31(11)	Severance Agreement between Registrant and Michael Shaw, dated January 14, 2008.

10.32(11)*	Employment Agreement between the Registrant and Robert Jurkowski, dated August 21, 2007.

10.33(11)*	Offer Letter between Registrant and Michael Shaw, dated January 9, 2008.

10.34(15)*	Employment Agreement between the Registrant and Richard Heaps, dated September 5, 2008.

10.35(15)	Severance Agreement between the Registrant and Richard Heaps, dated September 4, 2008.

10.36(16)	Share Purchase Agreement between the Registrant and DAX Partners, L.P., dated March 31, 2009.

10.37(18)	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.39(18)	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.40(18)	Registrant Compensation Program for Non-Employee Directors effective January 2, 2009.

10.41(18)	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.42(18)	Registrant Master Software License Agreement with CA, Inc., dated February 13, 2009.

10.43(18)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.44(18)	Summary of Registrant’s Board Co-Chairs Compensation Arrangement.

10.45(19)	Severance Agreement between the Registrant and Todd Spartz, dated September 14, 2009.

10.46(19)	Offer Letter between the Registrant and Todd Spartz, dated August 18, 2009.

10.47(19)	Severance Agreement between the Registrant and Jason Stern, dated June 10, 2009.

Exhibit No.	Description
10.48(19)	Offer Letter between the Registrant and Jason Stern, dated September 1, 2009.

10.49*	1999 Equity Incentive Plan, as amended May 2010.

21.1(18)	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(14)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(4)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2006.
(5)	Previously filed in the Company’s report on Form 8-K filed on March 27, 2008.
(6)	Previously filed in the Company’s report on Form 8-K on August 15, 2007.
(7)	Previously filed in the Company’s report on Form 8-K on July 27, 2007.
(8)	Previously filed in the Company’s report on Form 8-K on June 22, 2008.
(9)	Previously filed in the Company’s report on Form 10-K on October 3, 2007
(10)	Previously filed in the Company’s report on Form 8-K on October 23, 2007.
(11)	Previously filed in the Company’s report on Form 10-KSB filed on June 10, 2008.
(12)	Previously filed in the Company’s report on Form 8-K on January 2, 2009.
(13)	Previously filed in the Company’s report on Form 8-K on January 28, 2009.
(14)	Previously filed in the Company’s report on Form 8-K filed on February 4, 2009.
(15)	Previously filed in the Company’s report on Form 10-Q filed on February 17, 2009.
(16)	Previously filed in the Company’s report on Form 8-K filed on April 6, 2009.
(17)	Previously filed in the Company’s report on Form 8-K filed on April 28, 2009.
(18)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(19)	Previously filed in the Company’s report on Form 10-Q filed on November 16, 2009.

*	Represents a management agreement or compensatory plan.
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