Form 10-K/A
period 2010-03-31
SELECTICA INC
filed 2010-07-29
CIK 1090908

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

Explanatory Statement

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 originally filed on June 29, 2010 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference from the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2010 annual meeting of stockholders (the “Proxy Statement”).  The Proxy Statement has not been filed as of the date of filing of this amended report on Form 10-K/A. No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the Original Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth, as of July 29, 2010, the names and certain information concerning our directors:

Name	Age	Position	Director Since	End of Term
Brenda Zawatski	49	Director	2005	2010
Jim Thanos	61	Director	2007	2010
James Arnold, Jr. (1)(2)(3)	53	Co-Chair of the Board	2003	2010
Lloyd Sems (1)(2)(3)	39	Director	2008	2010
Alan Howe (1)(2)(3)	48	Co-Chair of the Board	2009	2010

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating/Corporate Governance Committee

Brenda Zawatski has served as a director since November 2005. On May 6, 2010, Ms. Zawatski was appointed a Senior Vice President of CA, Inc., and is working primarily in a marketing capacity. Ms. Zawatski was the vice president of sales and marketing for Pillar Data Systems from January 2006 to July 2007.  Prior to joining Pillar, Ms. Zawatski was the vice president of sales and general manager of Information Lifecycle Management Solutions at StorageTek.  Previously, Ms. Zawatski served as vice president of Product and Solutions Marketing for VERITAS Software.  Prior to her move to VERITAS, Ms. Zawatski held significant roles at IBM as vice president, Tivoli Storage Software; vice president, Removable Media Storage Solutions; and director of S/390 Enterprise Systems.  Ms. Zawatski holds a bachelor’s of science degree in Accounting and Computer Science from Penn State University.  Ms. Zawatski’s current and prior experience in the sales and marketing of information systems solutions brings a great deal of operational expertise to our company, in addition to her understanding of the Company’s history and operations from her 5 year tenure on the Board.

Jim Thanos was has served as a director since October 2007.  Since June 2002, Mr. Thanos has served on advisory boards and provided consulting services to a variety of companies.  From June 2000 to June 2002, Mr. Thanos served as Executive Vice President and General Manager of Worldwide Field Operations at Broadvision.  Previously, Mr. Thanos held senior sales management roles for Aurum Software, Harvest Software, and Metaphor Inc.  Mr. Thanos has previously served on the Boards of Directors of Support.com, Inc., a provider of software and services for technology problem resolution, and ClickSoftware Technologies Ltd., a company that provides software that enables businesses to schedule, monitor and manage their service operations.  Mr. Thanos holds a B.A. in behavioral sciences from The Johns Hopkins University in Baltimore, Maryland.  Mr. Thanos brings extensive operational and leadership experience and domain knowledge applicable to companies in our industry; in addition his prior service on public company boards provides invaluable governance expertise.

James Arnold, Jr. has served as chairman and financial expert of the Audit Committee of our Board since 2003, Chairman of our Board since November of 2009 and Co-Chair since January 12, 2010. Mr. Arnold is the Chief Financial Officer and member of the Board of Directors of Kofax, Plc.  Mr. Arnold has served as Senior Vice President since 2004 and was Chief Financial Officer of Nuance Communications from 2004 to 2008.  Prior to joining Nuance Communications, Mr. Arnold served as Corporate Vice President and Corporate Controller of Cadence Design Systems.  Prior to joining Cadence, Mr. Arnold held a number of senior finance positions, including Chief Financial Officer, at Informix Corp.—now known as Ascential Software Corporation.  From 1995 to 1997, Mr. Arnold served as Corporate Controller for Centura Software Corporation.  Mr. Arnold worked in public accounting at Price Waterhouse LLP from 1983 to 1995, where he provided consulting and auditing services.  Mr. Arnold received a bachelor’s degree in finance from Delta State University in Cleveland, Mississippi and an M.B.A. from Loyola University in New Orleans, Louisiana.  We believe that Mr. Arnold’s qualifications for Board membership include his extensive public company financial and accounting background, as well as his historical knowledge of the Company and its operations given his 7 year tenure on the Board.

Lloyd Sems was elected to our Board of Directors on June 2, 2008, and serves as chairman of the Board’s Nominating/Corporate Governance Committee.  Since October 2003, he served as President of Sems Capital, LLC and of Capital Edge, LLC, both of which he founded.  Previously, Mr. Sems served as Director of Research and Portfolio Manager for Watchpoint Asset Management. Mr. Sems holds a Bachelor of Science degree in Business Administration and Finance from Albright College.  We believe that Mr. Sems’s knowledge of the securities and capital markets, as well as his experience as one of the Company’s larger long term shareholders, is invaluable to our Board’s discussions of the Company’s strategic, capital and liquidity needs.

Alan Howe was elected to the Board on January 12, 2009, serves as chairman of the Compensation Committee of our Board and since January 12, 2010, as Co-Chair of our whole Board.  He is co-founder and managing partner of Broadband Initiatives, LLC, a boutique corporate advisory and consulting firm.  He also serves as a Managing Director with B Riley & Co. LLC in their corporate advisor group under a consulting agreement. He served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company.  Prior to that, Mr. Howe was chief financial officer and vice president of corporate development of Teletrac, Inc., and director of corporate development for Sprint PCS.  Mr. Howe is currently a member of the public Boards of Directors of Ditech Networks, Inc. and Altigen Communications, Inc.  He previously served on teh public boards of Proxim, Inc., Crossroads, Inc., Alliance Semiconductor Inc., Kitty Hawk, Inc., and Dyntek, Inc. Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.  We believe that Mr. Howe’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Executive Officers

The following table sets forth, as of June 30, 2010, the names and certain information concerning our executive officers who do not also serve as directors:

Name	Age	Position
Jason Stern	40	President and Chief Operating Officer
Todd Spartz	45	Chief Financial Officer and Secretary

Todd Spartz was appointed our Chief Financial Officer on September 14, 2009.  Mr. Spartz served as Chief Financial Officer at Nomis Solutions, a provider of pricing and profitability management solutions for financial services companies, from October 2007 to the present. He has also served as Vice President and Corporate Controller at Openwave Systems, from December 2005 until October 2007. Prior to that, Mr. Spartz served in various management positions of Metaward from April 2005 to December 2005, and Oblix from October 2003 to March 2005. Mr. Spartz has a BS Commerce from DePaul University and an MBA from Santa Clara University. Mr. Spartz is a licensed CPA in the state of California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on its review of the copies of the Reporting Persons’ Section 16(a) reports or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 2009, all Reporting Persons complied with all applicable filing requirements, with the exception of reports that were filed late for the following persons:  Form 4 for Mr. Sems for 1,157,573 restricted stock units granted on January 2, 2009, filed on August 10, 2009; Form 4 for Mr. Howe for 100,000 options granted on February 27, 2009, filed on August 11, 2009; Form 4 for Ms. Zawatski for 29,586 restricted stock units granted on December 15, 2006, filed on August 11, 2009; Form 4 for Ms. Zawatski for 100,000 options granted on December 15, 2006, filed on August 11, 2009; Form 4 for Mr. Arnold for 29,586 restricted stock units granted on December 15, 2006, filed on August 14, 2009; Form 3 for Mr. Stern for 200,000 options granted on June 10, 2009, filed on September 11, 2009; Form 4 for Mr. Sems for 100,000 restricted stock units granted on November 12, 2009, filed on November 16, 2009; Form 4 for Ms. Zawatski for 100,000 restricted stock units granted on November 12, 2009, filed on November 16, 2009; Form 4 for Mr. Howe for 100,000 restricted stock units granted on November 12, 2009, filed on November 16, 2009; Form 4 for Mr. Arnold for 100,000 restricted stock units granted on November 12, 2009, filed on November 16, 2009; and Form 4 for Mr. Thanos for 100,000 restricted stock units granted on November 12, 2009, filed on November 16, 2009.

Recommendation of Nominees by Stockholder

On June 28, 2009, our Board of Directors adopted Corporate Governance Guidelines that, among other things, specify procedures by which stockholders may submit recommendations of director candidates as follows:

(a)       To recommend a candidate for election tour Board, a stockholder must notify our Nominating/Corporate Governance Committee by writing to our General Counsel.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct applicable to all directors, officers and employees of the Company as required by applicable securities laws, rules of the Securities and Exchange Commission, and the listing standards of The Nasdaq Stock Market.  The Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct can be found on our website, http://www.selectica.com/Company/CorporateGovernance/tabid/733/Default.aspx.

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

During the fiscal year ended March 31, 2010, the members of our Audit Committee were Messrs. Arnold (Chair), Sems and Howe.  The Board has determined that the Company’s audit committee financial expert is Mr. Arnold.

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

Fiscal 2010 Summary Compensation Table

The following table sets forth, for the last two fiscal years, the dollar value of all cash and non-cash compensation earned by each person who, for fiscal year 2010, may be considered a “named executive officer” under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)(7)	Option Awards ($)(1)(7)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Jason Stern (3)	2010	201,421	67,500	21,252	1,150	42,469	333,792
President and Chief	2009	175,000	90,950		37,713
Operating Officer
Todd Spartz (4)	2010	120,833	124,000			1,643	246,476
Chief Financial Officer
James Thanos (5)	2010		25,000			162,208	253,707
Former Co-Chairman	2009		24,999			228,708	253,707
Brenda Zawatski (5)	2010		25,000			396,881	421,881
Former Co-Chairman	2009		24,999	20,063		351,273	396,335
Richard Heaps (6)	2010	136,213	0			157,421	293,634
Former Chief Financial	2009	142,046	160,500		15,972		318,518
Officer and General
Counsel

(1)
The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal years shown, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 9 to the financial statements set forth in our annual report on Form 10-K filed on June 29, 2010 (Commission File No. 000-29637).

(2)	The amounts in this column represent bonus payments based on the achievement of certain Company milestones.

(3)
Mr. Stern was elected President and Chief Operating Officer on January 12, 2010, and became an executive officer at that time. All other compensation for Mr. Stern are for medical, dental, vision and life insurance.

(4)	Mr. Spartz’s employment with us started on September 14, 2009. All other compensation for Mr. Spartz are for life insurance.

(5)	On August 19, 2009, Mr. Thanos stepped down as Co-Chair of our Board and terminated his consulting relationship with the Company. Ms. Zawatski stepped down as Chair of our Board on November 12, 2009.

(6)	Mr. Heaps’ employment with us started on September 8, 2008 and ended on October 1, 2009.

(7)	The material terms of the referenced grants are included in the footnotes to the Outstanding Euqity Awards table below and incorporated herein by reference.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table sets forth information regarding outstanding equity awards as of March 31, 2010, for each of our named executive officers.

	Option Awards					Stock Awards
								Equity
								Incentive
								Plan Awards:
			Equity					Market or
			Incentive					Payout Value
			Plan Awards:					or Unearned
	Number of	Number of	Number of			Number of	Market Value	Shares,
	Securities	Securities	Securities			Shares or	of Shares or	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Other Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	of Stock
	Options―	Options―	Unearned	Exercise	Expiration	Have Not	Have Not	That Have
Name	Exercisable (#)	Unexercisable (#)	Options (#)	Price ($)	Date	Vested (#)	Vested ($)(1)	Not Vested (#)
Jason Stern (2)	4,166	834		$17.00	11/12/2016
	1,875		5,625	$5.20	1/12/2020
						8,998	$44,720
						2,812		$13,976

Todd Spartz (3)						10,000	$49,700
						7,500		$37,275
James Thanos (4)	3,334	1,666		$18.10	11/15/2017
						5,000	$24,850
Brenda Zawatski (5)	5,000	0		$27.90	11/8/2015
	1,700	3,300		$10.80	9/9/2018
						5,000	$24,850
Richard Heaps

(1)
Computed in accordance with SEC rules as the number of unvested shares or units multiplied by the closing market price of our Common Stock at the end of the 2010 fiscal year, which was $4.97 on March 31, 2010.  The actual value (if any) to be realized by the officer depends on whether the shares vest and on the future performance of our Common Stock.

(2)
Mr. Stern was granted 5,000 shares of non-qualified incentive stock options on November 13, 2006, one quarter of which will vest upon completion of one year of continuous service from November 13, 2006, the vesting commencement date, and 1/48 shall vest when after each month of continuous service thereafter; provided that 100% of such shares shall be vested upon a change of control of the Company. In addition, Mr. Stern was granted 7,500 shares of performance-based non-qualified incentive stock options on January 12, 2010, 1,875 of these shares vested based achievement of certain performance targets for fiscal 2010, and the remaining 5,625 shares shall vest upon achievement of certain performance targets for fiscal 2011. Mr. Stern was granted 8,500 restricted stock units on September 9, 2008, half of which vested on September 9, 2009 after one year of continuous service from the September 9, 2008 vesting commencement date, and 1/8 has or will vest after each quarter of continuous service thereafter. Mr. Stern was also granted 5,000 restricted stock units on September 1, 2009, 1/16 of which has or will vest after each quarter of continuous service from the September 1, 2009 vesting commencement date and will vest in full upon a change of control of the Company. Mr. Stern was granted 2,500 restricted stock units on January 12, 2010, one quarter of which will vest after one year of continuous service from January 12, 2010, the vesting commencement date, and 1/16 will vest after each quarter of continuous service thereafter. Lastly, Mr. Stern was granted 3,750 performance-based restricted stock units on January 12, 2010, 938 units vested based on achievement of certain performance targets for fiscal 2010, and the remaining 2,812 units shall vest upon achievement of certain performance targets for fiscal 2011.

(3)
Mr. Spartz was granted 10,000 restricted stock units on September 14, 2009, one quarter of which will vest upon completion of one year of continuous service from September 14, 2009, the vesting commencement date, and 1/16 shall vest after each quarter of continuous service thereafter; provided that 100% of such shares shall be vested upon a change of control of the Company. Additionally, Mr. Spartz was granted 10,000 performance-based restricted stock units on January 12, 2010, 2,500 vested based on achievement of certain performance targets for fiscal 2010, and the remaining 7,500 units shall vest upon achievement of certain performance targets for fiscal 2011.

(4)
Mr. Thanos was granted 5,000 shares of non-qualified incentive stock options on November 15, 2007, one third of which has or will vest after each year of continuous service from the November 15, 2007 vesting commencement date. In addition, Mr. Thanos was granted 5,000 restricted stock units on November 12, 2009, all of which will vest upon the earlier of a) one year of continuous service from November 12, 2009, the vesting commencement date or b) a change of control of the Company.

(5)
Ms. Zawatski was granted 5,000 shares of non-qualified incentive stock options on November 9, 2005, one quarter of which will vest upon completion of one year of continuous service from November 9, 2005, the vesting commencement date, and 1/48 shall vest when after each month of continuous service thereafter. Additionally, Ms. Zawatski was granted 5,000 shares of non-qualified incentive stock options on November 18, 2008, 1,700 shares of which vested upon completion of one year of service from September 9, 2008, the vesting commencement date, and 1,650 shares will vest after each year of continuous service thereafter; provided that 100% of such shares shall be vested upon a change of control of the Company. Lastly, Ms. Zawatski was granted 5,000 restricted stock units on November 12, 2009, all of which will vest upon the earlier of a) one year of continuous service from November 12, 2009, the vesting commencement date or b) a change of control of the Company.

Employment Agreement with President and Chief Operating Officer

Mr. Stern entered into an employment arrangement with the Company under which he receives an annual base salary of $225,000.  Mr. Stern was also granted a cash incentive bonus of $15,000 for the fourth quarter of the Company’s 2010 fiscal year, based on the achievement of certain revenue and cash flow goals for such quarter, and an incentive bonus of $60,000 for the Company’s 2011 fiscal year, based on the achievement of certain revenue and cash flow targets for such year. In addition, Mr. Stern has been granted (i) 2,500 restricted stock units vesting over four years, with a one-year minimum service requirement, (ii) 3,750 restricted stock units vesting based upon performance criteria established by the Board and (iii) an option to purchase 7,500 shares of the Company’s common stock vesting based upon performance criteria established by the Board.

In addition, the Company and Mr. Stern have entered into a severance agreement, which provides for the continuation of Mr. Stern’s base salary and health insurance coverage for four months if he is discharged for a reason other than cause or permanent disability at any time. However, Mr. Stern is entitled to six months of base salary and health insurance coverage if he is discharged for a reason other than cause or permanent disability or if he resigns for good reason, in either case within 12 months after the Company is subject to a change in control. Mr. Stern will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits. The severance agreement also provides that all equity awards held by Mr. Stern at the time of a change in control will immediately vest in full.

Employment Agreement with Chief Financial Officer

Mr. Spartz entered into an employment arrangement with the Company under which he receives an annual base salary of $220,000. Mr. Spartz was granted a cash incentive bonus of $15,000 for the fourth quarter of the Company’s 2010 fiscal year and a cash incentive bonus of $60,000 for the Company’s 2011 fiscal year. Mr. Spartz received 10,000 restricted stock units vesting over four years, with a one year minimum service requirement and full acceleration of unvested units upon a change in control of the Company. Additionally, based upon criteria subject to the approval of the Board, Mr. Spartz will receive 10,000 restricted stock units, with a one year minimum service requirement and full acceleration of unvested units upon a change in control of the Company.

In addition, the Company and Mr. Spartz entered into a severance agreement, which provides, among other things, for the continuation of Mr. Spartz’s base salary and health insurance benefits for three months if he is discharged for a reason other than cause or permanent disability at any time. Mr. Spartz will be entitled to nine months of base salary and health insurance benefits if he is discharged without cause or resigns for good cause within twelve months after the Company is subject to a change in control. Mr. Spartz will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits.

Employment Agreement with Former Chief Financial Officer

In September 2008, we entered into an employment agreement with Mr. Heaps when he became our Chief Financial Officer. Under the agreement, he received an annual base salary of $250,000.  Pursuant to the agreement, Mr. Heaps also received 7,500 restricted stock units vesting over four years, with full acceleration of unvested units upon a change in control of the Company. In addition, the Company and Mr. Heaps entered into a severance agreement, which provided for the continuation of his base salary and health insurance benefits for six months if he is discharged without cause at any time or if his employment terminates for any reason within 12 months after the Company is subject to a change in control.

Mr. Heaps’s employment with the Company ceased on October 1, 2009. Pursuant to the terms of his employment agreement, Mr. Heaps received a severance benefit of $124,053 plus benefits described above. His unvested stock units and options are not subject to accelerated vesting.

Employment Agreement with Former Co-Chairs

On June 30, 2008, James Thanos and Brenda Zawatski were appointed Co-Chairs of our Board of Directors, following the departure of our former chief executive officer on the same day.  As originally contemplated, Mr. Thanos and Ms. Zawatski would, in their capacity as non-employee directors, devote additional time on an interim basis to overseeing operational matters until we appointed a successor chief executive officer.  On August 1, 2008, our Board determined to compensate Mr. Thanos and Ms. Zawatski at the rate of $250 per hour in cash, subject to a maximum of eight hours per day, for time spent providing operational assistance beyond the time spent on normal Board matters.  Effective June 28, 2009, Mr. Thanos and Ms. Zawatski were formally designated as executive officers.  Pursuant to this arrangement, Mr. Thanos and Ms. Zawatski received $102,458 and $334,631, respectively, in cash in the fiscal year ended March 31, 2010, but no equity compensation.  In addition, pursuant to our regular compensation program for non-employee directors, they received $59,750 and $62,250, respectively, in cash in the fiscal year ended March 31, 2010, as well as the equity compensation shown in the table above.  On August 19, 2009, Mr. Thanos stepped down as Co-Chair of our Board and terminated his consulting relationship with the Company.  Ms. Zawatski stepped down as Chair of our Board on November 12, 2009.

Fiscal 2010 Director Compensation

The following table sets forth the compensation of the members of our Board of Directors for fiscal year 2010.  For the reasons described in above in “Employment Agreement with Former Co-Chairs,” the compensation of Mr. Thanos and Ms. Zawatski is shown in the tables above and is not included in the following table.

	Fees Earned
	or Paid in	Stock	Option
Name	Cash ($)	Awards ($)(1)	Awards ($)(1)	Total ($)
Jamie Arnold	72,750	25,000	-	97,750
Alan Howe	62,046	25,000	-	87,046
Lloyd Sems	73,028	25,000	-	98,028

(1)
The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal year 2010, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 9 to the financial statements set forth in our annual report on From 10-K filed on June 29, 2010 (Commission File No. 000-29637).  Our directors held the following stock awards at March 31, 2010: Jamie Arnold, 5,000 shares; Alan Howe, 5,000 shares; and Lloyd Sems, 5,000 shares.  Our directors held the following options at March 31, 2010: Jamie Arnold, 12,500 shares; Alan Howe, 5,000 shares; and Lloyd Sems, 5,000 shares.

Under the director compensation policy in effect during fiscal year 2010, each non-employee director was paid a $20,000 annual retainer fee, a $10,000 annual fee per committee on which the non-employee director served as the chairperson ($20,000 for the audit committee chair) and a $5,000 annual fee for the first committee on which the non-employee director served.  Our non-employee directors were also entitled to a fee of $1,000 for each board or special committee meeting attended in person, or $500 for each board or special committee meeting attended by telephone.  Effective May 20, 2009, the policy was amended to provide for a $45,000 annual retainer fee and a $10,000 annual fee for the audit committee chair.  All other fees for service on committees or attendance at meetings were eliminated.  Travel expenses incidental to meeting attendance are reimbursed.

In addition, each non-employee director receives restricted stock units with a market value of $25,000 per year.  All of the restricted stock units vest on the first anniversary of the grant, with immediate full vesting in the event of a change in control.  Upon taking office and every three years thereafter, each non-employee director also receives an option.  The number of option shares was 50,000 until January 2, 2009, when it was increased to 100,000 shares.  The options vest over three years, with immediate full vesting in the event of a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 29, 2010, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.  The Company has relied upon the contents of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act.  The Company has updated, as appropriate, reported share ownership figures of beneficial owners to reflect a 1-for-20 reverse stock split of the Company’s Common Stock effected on February 24, 2010.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Steel Partner Holdings, L.P. (1) 590 Madison Avenue, 32nd Floor New York, NY 10022	420,768	14.96%
Common	Dimensional Fund Advisors, Inc. (2) 1299 Ocean Avenue Santa Monica, CA 90401	144,708	5.14%
Common	Lloyd I. Miller III (3) 4550 Gordon Drive Naples, FL, 34102	547,619	19.47%
Common	Bank of America Corporation (4) 100 North Tryon Street Charlotte, NC 28255	165,942	5.90%

Note: Percentage of ownership is based on 2,812,604 shares of Common Stock outstanding on June 21, 2010.

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

(3)
Mr. Miller has sole voting and dispositive power with respect to 341,180 of the reported securities as a manager of a limited liability company that is the general partner of a certain limited partnership.  Mr. Miller has shared voting and dispositive power with respect to 206,439 of the reported securities as an investment advisor to the trustee of certain family trusts.

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

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	James Arnold, Jr. (1)	19,266	*
Common	Alan Howe (2)	1,667	*
Common	Jim Thanos (3)	8,508	*
Common	Lloyd Sems (4)	121,443	4.31%
Common	Brenda Zawatski (5)	13,432	*
Common	Jason Stern (6)	20,001	*
Common	Todd Spartz (7)	12,500	*
Common	Richard Heaps (8)	0	*
Common	All executive officers and directors as a group (8 persons)	196,817	7.00%

*	Less than 1% of the outstanding shares of Common Stock.

Note: The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after July 29, 2010. Percentage of ownership is based on 2,812,604 shares of Common Stock outstanding on June 21, 2010, plus shares of Common Stock subject to options or exercisable within 60 days of July 29, 2010, and held by each listed person.  Shares of Common Stock subject to options exercisable within 60 days of July 29, 2010, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. The Company has updated, as appropriate, reported share ownership figures of management to reflect a 1-for-20 reverse stock split of the Company’s Common Stock effected on February 24, 2010.

(1)	Includes 6,766 shares of Common Stock held by Mr. Arnold and 12,500 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2010.

(2)	Includes 1,667 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 29, 2010.

(3)	Includes 5,175 shares Common Stock held by Mr. Thanos and 3,333 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2010.

(4)
Includes 2,336 shares of Common Stock held by Mr. Sems, 3,350 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2009 and 115,757 shares of Common Stock held beneficially by Sems Capital, LLC, of which Mr. Sems is the managing member.

(5)	Includes 6,766 shares of Common Stock held by Ms. Zawatski and 6,667 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2010.

(6)	Includes 18,438 shares of Common Stock held by Mr. Stern and 1,563 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 29, 2010.

(6)	Includes 12,500 shares of Common Stock held by Mr. Spartz.

(8)
Mr. Heaps does not hold shares of Common Stock and does not have any options exercisable for shares of Common Stock within 60 days of July 29, 2010.  Mr. Heaps’s employment with us ended on October 1, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	178	(2)	$21.07	1,370	(3)
Equity compensation plans not approved by security holders	3		38.91	181
Total	181		$21.86	1,551

(1)	The weighted average exercise price is calculated basely solely on outstanding options.

(2)	Includes options and rights to acquire shares outstanding under our 1996 Stock Plan and 1999 Equity Incentive Plan.

(3)	Represents 142,000 shares available for issuance under our 1996 Stock Plan and 1,228,000 shares available for issuance under our 1999 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than the compensation arrangements with directors and executive officers and except as set forth below, there have been no transactions since April 1, 2009 (and there are no currently proposed transactions) in which:

•	We have been or are to be a participant;

•	The amount involved exceeds $120,000; and

•
Any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediately family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

The spouse of Ms. Zawatski, one of our directors, serves as Executive Vice President and Chief Financial Officer of Cisco, Inc. (“Cisco”). During fiscal 2010, Cisco purchased approximately $1.53 million in software licenses, annual maintenance and related technical services from the Company. Ms. Zawatski had no direct involvement in these transactions.

On May 6, 2010, Ms. Zawatski entered into an employment relationship with CA, Inc. (“CA”) as a Senior Vice President working primarily on marketing. During fiscal 2010, CA purchased approximately $1.11 million in software licenses, annual maintenance and related technical services from the Company. Ms. Zawatski had no direct involvement in these transactions as she was not employed by CA at the time. Since May 6, 2010, Ms. Zawatski has not participated in any discussions at the board about any ongoing or potential transactions with CA.

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

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, the Company has advanced or indemnified certain directors and officers for fees and expenses incurred by them in connection with the ongoing litigation with Trilogy, as previously reported in our Original Annual Report.

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

Independence of the Board of Directors

The Board of Directors is currently composed of five members.  Messrs. Arnold, Sems and Howe qualify as independent directors in accordance with the published listing requirements of The Nasdaq Stock Market.  The directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of our Board of Directors selected Armanino McKenna LLP as our independent registered public accounting firm for the fiscal year ended March 31, 2010.

The following table sets forth the aggregate fees we paid to Armanino McKenna LLP, our independent registered public accounting firm, for professional services provided during our fiscal years ended March 31, 2009 and March 31, 2010.

	Fiscal 2010	Fiscal 2009
	(In thousands $)
Audit fees(1)	376	400
Audit-related fees(2)	0	0
Tax fees(3)	15	23
All other fees	13	19
Total fees	404	442

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of July 29, 2010.

SELECTICA, INC.
Registrant

/s/ Jason Stern
Jason Stern
Chief Operating Officer and President

/s/ Todd Spartz
Todd Spartz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jason Stern	President and Chief Operating Officer (Principal Executive Officer)	July 29, 2010
Jason Stern

/S/ Todd Spartz	Chief Financial Officer (Principal Financial Officer and	July 29, 2010
Todd Spartz	Principal Accounting Officer) and Secretary

Directors:

*	Director	July 29, 2010
Jamie Arnold

*	Director	July 29, 2010
Brenda Zawatski

*	Director	July 29, 2010
Lloyd Sems

*	Director	July 29, 2010
Jim Thanos

*	Director	July 29, 2010
Alan Howe

*By the signatures set forth below, the undersigned, pursuant to the duly authorized power of attorney filed with the Securities and Exchange Commission have signed this Amendment No. 1 on Form 10-K/A on behalf of the person indicated.

/S/ Jason Stern
Jason Stern
(Attorney-in-fact)

/S/ Todd Spartz
Todd Spartz
(Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Operating Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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