Form 10-Q
period 2010-06-30
SELECTICA INC
filed 2010-08-16
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of August 9, 2010, was 2,812,604.

FORM 10-Q

SELECTICA, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2010	March 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,028	$16,957
Short-term investments	198	198
Accounts receivable, net of allowance for doubtful accounts of $171 and $301	3,118	4,242
Prepaid expenses and other current assets	671	538
Total current assets	21,015	21,935
Property and equipment, net	479	536
Other assets	24	24
Total assets	$21,518	$22,495

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	838	609
Restructuring liability	—	7
Accrued payroll and related liabilities	462	483
Other accrued liabilities	66	56
Deferred revenues	3,574	4,500
Total current liabilities	5,726	6,441
Note payable to Versata, net of current portion	3,898	4,036
Other long-term liabilities	361	27
Total liabilities	9,985	10,504
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	265,825	265,836
Accumulated deficit	(254,296)	(253,849)
Total stockholders’ equity	11,533	11,991

Total liabilities and stockholders’ equity	$21,518	$22,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Revenues:
License	$836	$432
Services	2,897	2,783

Total revenues	3,733	3,215
Cost of revenues:
License	150	51
Services	1,195	1,386

Total cost of revenues	1,345	1,437

Gross profit	2,388	1,778
Operating expenses:
Research and development	764	1,043
Sales and marketing	1,038	1,199
General and administrative	971	1,458
Shareholder litigation	1	5
Professional fees related to corporate governance review	—	347
Restructuring	—	824

Total operating expenses	2,774	4,876

Loss from operations	(386)	(3,098)
Interest and other income (expense), net	(57)	(121)

Loss before provision for (benefit from) income taxes	(443)	(3,219)
Provision for (benefit from) income taxes	4	(179)

Net loss	$(447)	$(3,040)

Basic and diluted net loss per share	$(0.16)	$(1.09)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,812	2,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(447)	$(3,040)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	79	111
Loss on disposition of property and equipment	—	351
Stock-based compensation	114	83
Changes in assets and liabilities:
Accounts receivable, net	1,124	1,835
Prepaid expenses and other current assets	(133)	894
Accounts payable	229	(912)
Restructuring liability	(7)	(276)
Accrued payroll and related liabilities	(21)	(176)
Other accrued liabilities and other long-term liabilities	406	(367)
Deferred revenues	(926)	(537)

Net cash provided by (used in) operating activities	418	(2,034)

Investing activities
Purchase of capital assets	(22)	(35)
Purchase of short-term investments	—	(1)

Net cash used in investing activities	(22)	(36)

Financing activities
Payments on note payable to Versata	(200)	(200)
Common stock issuance costs, net (See Note 6)	(125)	(1,158)

Net cash used in financing activities	(325)	(1,358)

Net increase (decrease) in cash and cash equivalents	71	(3,428)
Cash and cash equivalents at beginning of the period	16,957	23,256

Cash and cash equivalents at end of the period	$17,028	$19,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended June 30, 2010 and 2009 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2010, and the results of operations and cash flows for the three months ended June 30, 2010 and 2009, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

2. Summary of Significant Accounting Policies

There have been no material changes to any of the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2010	2009
Customer A	15%	17%
Customer B	10%	10%
Customer C	*	10%
Customer D	*	10%

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	June 30, 2010	March 31, 2010
Customer A	20%	15%
Customer B	*	12%
Customer C	*	10%
Customer D	11%	*

*	Customer account was less than 10% of net accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s assets measured at fair value on a recurring basis in accordance with ASC Topic No. 820, Fair Value Measurements and Disclosures, as of June 30, 2010 (in thousands):

Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$15,053	$15,053	$—
Short-term investments:
Certificate of deposit	198	—	198

Total	$15,251	$15,053	$198

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with ASC 820 “Fair Value Measurements and Disclosures” as of June 30, 2009 (in thousands):

Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$17,047	$17,047	$—
Short-term investments:
Certificate of deposit	197	—	197

Total	$17,244	$17,047	$197

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2010 and 2009, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Comprehensive Loss

Comprehensive loss equaled net loss for the three months ended June 30, 2010 and 2009, respectively.

Segment Information

The Company operates as one business segment and therefore segment information is not presented.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification (ASC 740-10), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption, the Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

At June 30, 2010, the Company had $1.9 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from 1997 to 2009 due to net operating losses and tax carryforwards unutilized from such years.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Stock-Based Compensation

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

There were 32,000 restricted stock units granted during the three months ended June 30, 2010.

Valuation Assumptions

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2010	2009
Risk-free interest rate	1.04%	1.72%
Dividend yield	0.00%	0.00%
Expected volatility	83.29%	71.67%
Expected option life in years	3.09	3.17
Weighted average fair value at grant date	$3.22	$—

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at March 31, 2010	1,551	112	$21.86
Options granted	(37)	37	5.93
Restricted stock units granted	(32)	—	—
Options cancelled	3	(3)	15.05
Options expired	—	—	—

Outstanding at June 30, 2010	1,485	146	$17.78

The weighted average term for exercisable options is 4.91 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2010 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2010 was $5.50 as reported by the NASDAQ Global Market. The aggregate intrinsic value of stock options outstanding at June 30, 2010 and 2009 was $2,325 and $9,600, respectively.

The options outstanding and exercisable at June 30, 2010 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$5.20 — $5.40	8	9.51	2	$5.20
$5.93 — $5.93	37	9.58	—	—
$7.20 — $16.10	30	5.44	14	11.07
$17.00 — $18.90	31	6.25	25	18.25
$24.50 — $338.94	40	3.36	40	36.81

$5.20 — $338.94	146	6.32	81	$25.84

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Cost of revenues	$12	$18
Research and development	10	3
Sales and marketing	18	20
General and administrative	74	42
Impact on net loss	$114	$83

As of June 30, 2010, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $1.03 million and will be recognized over an estimated weighted average amortization period of 2.8 years.  The amortization period is based on the expected remaining vesting term of the options.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The weighted average remaining contractual term of all options exercisable at June 30, 2010 is 4.62 years. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 21.71% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2010 and 2009 was $11,956 and $6,123, respectively.  During the three months ended June 30, 2010 and 2009, there were no shares issued under the ESPP.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,
	2010	2009
Risk-free interest rate	1.53%	2.19%
Dividend yield	0.00%	0.00%
Expected volatility	69.52%	41.49%
Expected life in years	1.64	1.24
Weighted average fair value at grant date	$10.60	$5.20

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	125	120
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	7	11

Total common stock equivalents excluded from diluted net loss per common share	132	131

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

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Quarter Ended June 30, 2010	Year Ended March 31, 2010 and 2009	Total
Gross legal and related costs incurred	$240	$5,051	$5,291
Less: received and anticipated reimbursement	(115)	(1,696)	(1,811)
Net amounts charged to APIC	$125	$3,355	$3,480

If the Company determines it is probable that it will ultimately be unsuccessful in its litigation efforts relating to the rights offering, the net amounts charged to APIC will be reversed and recorded as an operating expense in the period such determination is made.

7. Restructuring

During the three months ended June 30, 2010, the Company did not record any restructuring charges.  On June 10, 2009, the Company announced that it implemented a re-alignment and restructuring, reducing headcount from 64 at March 31, 2009 to 54 as of June 30, 2009. The Company recorded charges of approximately $0.8 million during the three months ending June 30, 2009, related primarily to severance arrangements and to the write-off of leasehold improvements at its corporate headquarters. The Company began occupying new space in its current building effective August 17, 2009.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2009 and 2010, and for the three months ended June 30, 2010, respectively, were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2008	$126	$2,705	$2,831
Additional accruals (adjustments)	661	(143)	518
Amounts paid in cash	(735)	(1,812)	(2,547)
Loan repayment from Sublessee	—	463	463
Balance, March 31, 2009	52	1,213	1,265
Additional accruals	608	637	1,245
Amounts paid in cash	(653)	(1,850)	(2,503)
Balance, March 31, 2010	7	—	7
Additional accruals	—	—	—
Amounts paid in cash	(7)	—	(7)
Balance, June 30, 2010	$—	$—	$—

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

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to 1A to Part 1 in the Form 10-K entitled “Risks Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

For the three months ended June 30, 2010, our revenues were approximately $3.7 million with license revenues representing 22% and services revenues representing 78% of total revenues. In addition, approximately 33% of our quarterly revenues came from three customers. License margins for the quarter were 82% and services margins were 59%. Net loss for the quarter was approximately $0.4 million or $(0.16) per share. For the three months ended June 30, 2009, our revenues were approximately $3.2 million with license revenues representing 13% and service revenues representing 87% of total revenues. In addition, approximately 36% of our quarterly revenues came from three customers. License margins for the quarter were 88% and service margins were 50%. Net loss for the quarter was approximately $3.0 million or $(1.09) per share, which included charges of approximately $0.8 million related primarily to severance arrangements and to the write-off of leasehold improvements at our corporate headquarters.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2010	2009
Customer A	15%	17%
Customer B	10%	10%
Customer C	*	10%
Customer D	*	10%

*	Customer account was less than 10% of total revenues.

We have incurred significant losses since inception and, as of June 30, 2010, we had an accumulated deficit of approximately $254 million. We believe our success depends on the growth of our customer base and the development of the emerging contract management and compliance markets and the stability of our sales configuration customer base.

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

Results of Operations:

Revenues

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)
License	$836	$432	$404
Percentage of total revenues	22%	13%	94%
Services	$2,897	$2,783	$114
Percentage of total revenues	78%	87%	4%
Total revenues	$3,733	$3,215	$518

License. License revenues consist of revenue from licensing our software products.  For the three months ending June 30, 2010, license revenues increased $0.4 million compared to the three months ending June 30, 2009 primarily due to a greater number of license transactions in our CM product, partially offset by lower average selling prices.  We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, hosting, training, subscription revenues and out-of-pocket reimbursements. During the three months ended June 30, 2010, services revenues increased $0.1 million compared to the three months ended June 30, 2009 primarily due to higher maintenance revenues from a larger number of CM customers.  Maintenance revenues represented 54% and 52% of total services revenues for the three months ended June 30, 2010 and 2009, respectively.

We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenues to fluctuate in absolute dollars and as a percentage of services revenues based on the number of maintenance renewals, and number and size of new contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in services revenues are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope, and additional services.

Cost of revenues

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)
Cost of license revenues	$150	$51	$99
Percentage of license revenues	18%	12%	194%
Cost of services revenues	$1,195	$1,386	$(191)
Percentage of services revenues	41%	50%	(14)%

Cost of License Revenues. Cost of license revenues consists primarily of a fixed allocation of our research and development costs, and costs of purchased third party licenses sold to customers as part of a bundled arrangement.  During the three months ended June 30, 2010, cost of license revenues increased by $0.1 million compared to the three months ended June 30, 2009 primarily due to the delivery of third party licenses sold to a customer.  We expect cost of license revenues to maintain a relatively consistent level in absolute dollars in fiscal 2011.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization, our data center costs, plus certain allocated expenses.  During the three months ended June 30, 2010, these costs decreased $0.2 million or 14% compared to the same period in 2009 primarily due to reductions in the use of outside contractors.

We expect cost of services revenues to fluctuate as a percentage of service revenues, and we plan to reduce cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

Gross Margins

Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended June 30,
	2010	2009
License	82%	88%
Services	59%	50%

Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue, the nature of the license agreements and product mix. Gross margin decreased to 82% for the three months ended June 30, 2010 compared to 88% for the three months ended June 30, 2009.  This was primarily due to an increase in cost of license revenues year over year resulting from the sale of third party licenses to a customer.

Gross Margin — Services. During the three months ended June 30, 2010, gross margin from services increased to 59% compared to 50% for the three months ended June 30, 2009. This increase was largely due to a combination of higher services revenues year over year, and a decrease in cost of services revenues year over year primarily due to reductions in the use of outside contractors.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)
Research and development	$764	$1,043	$(279)
Percentage of total revenues	20%	32%	(27)%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses. Research and development expenses decreased $0.3 million during the three months ending June 30, 2010 compared to the same period in 2009.  These decreases are primarily due to reductions in the use of outside contractors as well as our reduction in force near the end of the first quarter of fiscal year 2010, which resulted in lower compensation expenses.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue development in our CM products and integrate with tools provided by third parties.

Sales and Marketing

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)
Sales and marketing	$1,038	$1,199	$(161)
Percentage of total revenues	28%	37%	(13)%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  For the three months ended June 30, 2010, sales and marketing expenses decreased $0.2 million compared to the same period in 2009 primarily due to reductions in the use of outside services including advertising and trade show expenses, as well as our reduction in force near the end of the first quarter of fiscal year 2010, which resulted in lower compensation expenses.  We expect modest reductions in sales and marketing expenses in fiscal 2011 as a percentage of total revenues.

General and Administrative

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)
General and administrative	$971	$1,458	$(487)
Percentage of total revenues	26%	45%	(33)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses decreased by approximately $0.5 million in the three months ended June 30, 2010 compared to the same period in 2009, primarily due to decreases in the use of outside services and consultants, as well as significant cost reductions in legal expenses.

Professional Fees Related to Corporate Governance Review and Restructuring

	Three Months Ended June 30,
	2010	2009	Change
	(in thousands, except percentages)
Professional fees related to corporate governance review	$—	$347	$(347)
Percentage of total revenues	—%	11%	(100)%
Restructuring	$—	$824	$(824)
Percentage of total revenues	—%	26%	(100)%

The corporate governance review was initiated in fiscal year 2010 as a result of internal initiatives and matters that were raised during the course of our litigation with Trilogy, Inc. We have, from time to time, realigned or restructured our costs to better fit the sales and customer model in place at the time. During the three months ended June 30, 2009, our restructuring expenses related to employee severances and to write offs of leasehold improvements in the headquarters facility that we ceased to occupy on August 17, 2009. There were no restructuring expenses during the three months ended June 30, 2010.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures. During the three months ended June 30, 2010 and 2009, interest and other income (expense), net totaled $57,000 and $121,000, respectively.  The expense reductions are due to additional one time miscellaneous expenditures in the prior fiscal year from the sale of our Indian subsidiary on March 31, 2009. For more information on the sale of the Indian subsidiary, see Footnote 15 in our Annual Report on Form 10-K for the year ending March 31, 2009.

Provision for Income Taxes

During the three months ended June 30, 2010 and 2009, we recorded an income tax provision (benefit) of approximately $4,000 and ($179,000), respectively. The June 30, 2010 amount relates to nominal state minimum and franchise taxes and the June 30, 2009 amount relates to federal refundable R&D credit benefits and nominal state minimum and franchise taxes.

Liquidity and Capital Resources

	June 30, 2010	March 31, 2010
	(in thousands)
Cash, cash equivalents and short-term investments	$17,226	$17,155
Working capital	$15,289	$15,494

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$418	$(2,034)
Net cash used in investing activities	$(22)	$(36)
Net cash used in financing activities	$(325)	$(1,358)

Our primary sources of liquidity consisted of approximately $17.2 million in cash, cash equivalents and short-term investments as of June 30, 2010 compared to approximately $17.2 million in cash, cash equivalents and short-term investments as of March 31, 2010.

Net cash provided by operating activities was $0.4 million for the three months ended June 30, 2010, resulting primarily from improved operating results, a $1.1 million decrease in accounts receivable, net resulting from strong cash collection efforts during the quarter, and a $0.2 million increase in accounts payable.  These increases were partially offset by a $0.9 million decrease in deferred revenues.

Net cash used in operating activities was $2.0 million for the three months ended June 30, 2009, resulting primarily from our net loss of $3.0 million, and a $0.9 million decrease in accounts payable. These decreases in cash flows from operating activities were partially offset by a $1.8 million decrease in accounts receivable, net.

Net cash used in investing activities was not significant for the three months ended June 30, 2010 and 2009, respectively.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was $0.3 million for the three months ended June 30, 2010, resulting from $0.1 million in costs to defend our Rights Agreement, as well as $0.2 million of payments on our note payable to Versata.

Net cash used in financing activities was $1.4 million for the three months ended June 30, 2009, resulting from $1.2 million in costs to defend our Rights Agreement, as well as $0.2 million of payments on our note payable to Versata.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances and internally generated funds. We have no outside debt other than our note payable to Versata, and do not have any plans to enter into borrowing arrangements. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, our ability to manage costs and ongoing legal proceedings.

We believe our cash, cash equivalents, and short-term investment balances as of June 30, 2010 are adequate to fund our operations through at least June 30, 2011. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of June 30, 2010.

We do not anticipate any significant capital expenditures, payments due on long-term obligations other than our note payable to Versata, or other contractual obligations. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments at June 30, 2010, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$220	$165	$55	$—	$—
Versata note	4,684	786	2,006	1,338	554
Total	$4,904	$951	$2,061	$1,338	$554

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4T:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the President and Chief Operating Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2010. Based upon this evaluation our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended June 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
April 1, 2010—April 30, 2010	—	$—	—	—
May 1, 2010—May 31, 2010	269	6.10	—	—
June 1, 2010—June 30, 2010	—	—	—	—
Total	269	$6.10	—	—

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	REMOVED AND RESERVED.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

31.1	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010

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