Form 10-Q
period 2010-09-30
SELECTICA INC
filed 2010-11-15
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER 000-29637

SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0432030
(State of Incorporation)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of November 8, 2010, was 2,820,756.

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

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2010	March 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,568	$16,957
Short-term investments	3,093	198
Accounts receivable, net of allowance for doubtful accounts of $116 and $301, respectively	2,125	4,242
Prepaid expenses and other current assets	582	538
Total current assets	19,368	21,935
Property and equipment, net	404	536
Other assets	24	24
Total assets	$19,796	$22,495

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	703	609
Restructuring liability	—	7
Accrued payroll and related liabilities	476	483
Other accrued liabilities	85	56
Deferred revenues	2,787	4,500

Total current liabilities	4,837	6,441
Note payable to Versata, net of current portion	3,759	4,036
Other long-term liabilities	244	27
Total liabilities	8,840	10,504

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	265,880	265,836
Accumulated deficit	(254,928)	(253,849)
Total stockholders’ equity	10,956	11,991
Total liabilities and stockholders’ equity	$19,796	$22,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License	$304	$945	$1,140	$1,377
Services	2,794	2,756	5,692	5,539
Total revenues	3,098	3,701	6,832	6,916
Cost of revenues:
License	33	38	184	89
Services	1,218	1,261	2,412	2,646
Total cost of revenues	1,251	1,299	2,596	2,735

Gross profit	1,847	2,402	4,236	4,181
Operating expenses:
Research and development	625	749	1,389	1,792
Sales and marketing	953	1,103	1,991	2,302
General and administrative	860	1,457	1,832	2,915
Shareholder litigation	2	2	3	7
Professional fees related to corporate governance review	—	91	—	438
Restructuring	—	23	—	847

Total operating expenses	2,440	3,425	5,215	8,301

Loss from operations	(593)	(1,023)	(979)	(4,120)
Interest and other income (expense), net	(39)	(49)	(96)	(171)

Loss before provision (benefit) for income taxes	(632)	(1,072)	(1.075)	(4,291)
Provision (benefit) for income taxes	—	—	4	(179)

Net loss	$(632)	$(1,072)	$(1,079)	$(4,112)

Basic and diluted net loss per share	$(0.22)	$(0.39)	$(0.38)	$(1.48)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,816	2,782	2,814	2,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(1,079)	$(4,112)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	156	191
Amortization	—	7
Loss on disposition of property and equipment	—	354
Stock-based compensation	241	230
Changes in assets and liabilities:
Accounts receivable, net	2,117	2,198
Prepaid expenses and other current assets	(44)	857
Other assets	—	475
Accounts payable	94	(1,188)
Restructuring liability	(7)	(933)
Accrued payroll and related liabilities	(7)	(266)
Other accrued liabilities and long-term liabilities	369	(597)
Deferred revenues	(1,713)	(545)

Net cash provided by (used in) operating activities	127	(3,329)

Investing activities
Purchase of capital assets	(24)	(87)
Purchase of short-term investments	(2,895)	(1)
Proceeds from disposal of fixed assets	—	3

Net cash used in investing activities	(2,919)	(85)

Financing activities
Payments on note payable to Versata	(400)	(400)
Proceeds from issuance of common stock, net of repurchase	(24)	7
Common stock issuance costs, net (See Note 6)	(173)	(1,380)

Net cash used in financing activities	(597)	(1,773)

Net decrease in cash and cash equivalents	(3,389)	(5,187)
Cash and cash equivalents at beginning of the period	16,957	23,256

Cash and cash equivalents at end of the period	$13,568	$18,069

The accompanying notes are an integral part of these condensed consolidated fnancial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2010, and the condensed consolidated statements of operations and cashflows for the three and six months ended September 30, 2010 and 2009, have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2010, and the results of operations and cash flows for the three and six months ended September 30, 2010 and 2009, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2010 has been derived from the audited consolidated financial statements at that date.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies

There have been no material changes to any of the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Customer A	19%	16%	17%	17%
Customer B	*	16%	*	*

*	Customer account was less than 10% of total revenues.

Customers who accounted for at least 10% of net accounts receivable were as follows:

	September 30, 2010	March 31, 2010
Customer A	25%	15%
Customer B	*	12%
Customer C	*	10%
Customer D	10%	*

*	Customer account was less than 10% of net accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Short-Term Investments and Fair Value Measurements

As of September 30, 2010, the Company's short-term investments had carrying values that approximated fair value.  For the nine months ended September 30, 2010 and 2009, there were no gains or losses on the sale of short-term investments.

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$6,364	$6,364	$—
Commercial paper	5,799	—	5,799
Short-term investments:
Commercial paper	2,894	—	2,894
Certificate of deposit	198	—	198

Total	$15,255	$6,364	$8,891

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$15,055	$15,055	$—
Short-term investments:
Certificate of deposit	198	—	198

Total	$15,253	$15,055	$198

The Company’s financial assets are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2010 and March 31, 2010, the Company did not have any assets without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Comprehensive Loss

Comprehensive loss equaled net loss for the three and six months ended September 30, 2010 and 2009.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

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

At September 30, 2010, the Company had $2 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

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

During the three and six months ended September 30, 2010, there were 10,000 and 42,000 restricted stock units granted, respectively.

Valuation Assumptions

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended September 30,
	2010	2009
Risk-free interest rate	0.69%	1.51%
Dividend yield	0.00%	0.00%
Expected volatility	83.16%	74.63%
Expected option life in years	3.15	3.14
Weighted average fair value at grant date	$2.93	$3.95

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at June 30, 2010	1,485	146	$17.79
Options granted	(58)	58	5.39
Restricted stock units granted	(10)	—	—
Options cancelled	12	(12)	24.25
Options expired	—	—	—

Outstanding at September 30, 2010	1,429	192	$13.67

The weighted average term for exercisable options is 4.98 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2010 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2010 was $4.87 as reported by the NASDAQ Global Market. The aggregate intrinsic value of stock options outstanding at September 30, 2010 and 2009 was $0.

The options outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$5.20 — $5.20	7	9.28	4	$5.20
$5.39 — $5.39	58	9.86	—	—
$5.40 — $7.20	42	8.60	2	7.02
$7.60 — $18.10	39	6.56	27	14.38
$18.90 — $222.06	46	3.94	44	32.95
$5.20 — $222.06	192	7.46	77	$24.31

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$13	$19	$25	$37
Research and development	7	20	17	23
Sales and marketing	(6)	36	12	58
General and administrative	113	70	187	112
Impact on net loss	$127	$147	$241	$230

As of September 30, 2010, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $0.97 million and will be recognized over an estimated weighted average amortization period of 3.3 years.  The amortization period is based on the expected remaining vesting term of the options.

The weighted average remaining contractual term of all options exercisable at September 30, 2010 is 5.10 years. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 21.84% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period.  The compensation expense in connection with the ESPP for the three and six months ended September 30, 2010 was $(21,986) and $(10,030), respectively.  The compensation expense in connection with the ESPP for the three and six months ended September 30, 2009 was $19,310 and $25,433, respectively.  During the six months ended September 30, 2010, there were 1,400 shares issued under the ESPP with a weighted average purchase price of $4.00 per share.  During the six months ended September 30, 2009, there were 2,279 shares issued under the ESPP with a weighted average purchase price of $5.87 per share.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Six Months Ended September 30,
	2010	2009
Risk-free interest rate	0.89%	1.91%
Dividend yield	0.00%	0.00%
Expected volatility	94.38%	55.90%
Expected life in years	1.69	1.44
Weighted average fair value at grant date	$4.53	$4.80

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	130	109	128	109
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	34	5	19	11

Total common stock equivalents excluded from diluted net loss per common share	164	114	147	120

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Litigation and Contingencies

The Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type, except for the items described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of the Company’s shareholders. The Company sued Trilogy after (i) it amended the Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008.  As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement, adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.  On January 16, 2009, the defendants in this action, Trilogy, filed an answer to the Company’s complaint and a counterclaim alleging that the Company’s Board of Directors had breached its fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  The Company, and its Board of Directors, believe that the actions taken were lawful and appropriate under the circumstances and in the interest of all the Company’s shareholders and therefore the allegations of the counterclaim were without merit. The counterclaim asked for various measures of equitable relief and also included a claim for punitive or exemplary damages, which are not available in Delaware. The case was tried in the Delaware Court of Chancery in 2009.  On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by the Company’s Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision was filed with the Delaware Supreme Court.  A decision on the appeal was reached in October 2010, with the Delaware Supreme Court affirming the Court of Chancery’s ruling in favor of the Company.  This ruling confirms the validity of the actions the Company took to preserve its net operating loss carryforwards and represents the monetary and legal close of the case.

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

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Six Months Ended September 30, 2010	Year Ended March 31, 2010 and 2009	Total
Gross legal and related costs incurred	$332	$5,051	$5,383
Less: received and anticipated reimbursement	(159)	(1,696)	(1,855	)(a)

Net amounts charged to APIC	$173	$3,355	$3,528

(a)
As of November 10, 2010, the Company has received approximately $1.8 million from its insurance carriers as reimbursement for the rights offering costs incurred in connection with the ongoing litigation with Trilogy.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7. Restructuring

During the three and six months ended September 30, 2010, the Company did not record any restructuring charges.  The Company recorded charges of approximately $1.2 million during the twelve months ending March 31, 2010, related primarily to severance arrangements and to the write-off of leasehold improvements at its corporate headquarters. The Company began occupying new space in its current building effective August 17, 2009.

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2010 and 2009, and for the six months ended September 30, 2010, respectively, were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2008	$126	$2,705	$2,831
Additional accruals (adjustments)	661	(143)	518
Amounts paid in cash	(735)	(1,812)	(2,547)
Loan repayment from Sublessee	—	463	463

Balance, March 31, 2009	52	1,213	1,265
Additional accruals	608	637	1,245
Amounts paid in cash	(653)	(1,850)	(2,503)

Balance, March 31, 2010	7	—	7
Additional accruals	—	—	—
Amounts paid in cash	(7)	—	(7)
Balance, September 30, 2010	$—	$—	$—

8. Recent Accounting Pronouncements

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

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

For the three months ended September 30, 2010, our revenues were approximately $3.1 million with license revenues representing 10% and services revenues representing 90% of total revenues. In addition, approximately 33% of our quarterly revenues came from three customers. License margins for the quarter were 89% and services margins were 56%. Net loss for the quarter was approximately $(0.6) million or $(0.22) per share.  For the three months ended September 30, 2009, our revenues were approximately $3.7 million with license revenues representing 26% and services revenues representing 74% of total revenues. In addition, approximately 40% of our quarterly revenues came from three customers. License margins for the quarter were 96% and services margins were 54%. Net loss for the quarter was approximately $(1.1) million or $(0.39) per share.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Customer A	19%	16%	17%	17%
Customer B	*	16%	*	*

*	Customer account was less than 10% of total revenues.

We have incurred significant losses since inception and, as of September 30, 2010, we had an accumulated deficit of approximately $255 million. We believe our success depends on the growth of our customer base and the development of the emerging contract management and compliance markets and the stability of our sales configuration customer base.

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

Results of Operations:

Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except percentages)
License	$304	$945	$(641)	$1,140	$1,377	$(237)
Percentage of total revenues	10%	26%	(68)%	17%	20%	(17)%
Services	$2,794	$2,756	$38	$5,692	$5,539	$153
Percentage of total revenues	90%	74%	1%	83%	80%	3%
Total revenues	$3,098	$3,701	$(603)	$6,832	$6,916	$(84)

License. License revenues consist of revenue from licensing our software products.  For the three and six months ending September 30, 2010, license revenues decreased by approximately $0.6 million and $0.2 million, respectively, compared to the three and six months ending September 30, 2009. These revenue decreases were primarily due to lower average selling prices. We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, hosting, training, subscription revenues and out-of-pocket reimbursements. During the three months ended September 30, 2010, services revenues remained flat compared to the three months ended September 30, 2009.  During the six months ended September 30, 2010, services revenues increased $0.2 million compared to the six months ended September 30, 2009 primarily due to an increase in maintenance revenues resulting from new customers and annual increases in maintenance renewals.  Maintenance revenues represented 54% and 52% of total services revenues for the three months ended September 30, 2010 and September 30, 2009, respectively, and 54% and 52% of total services revenues for the six months ended September 30, 2010 and September 30, 2009, respectively.

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

Cost of revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except percentages)
Cost of license revenues	$33	$38	$(5)	$184	$89	$95
Percentage of license revenues	11%	4%	(13)%	16%	6%	107%
Cost of services revenues	$1,218	$1,261	$(43)	$2,412	$2,646	$(234)
Percentage of services revenues	44%	46%	(3)%	42%	48%	(9)%

Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs, and costs of purchased third party licenses sold to customers as part of a bundled arrangement. During the three months ended September 30, 2010, cost of license revenues decreased 13% compared to the three months ended September 30, 2009 because of a corresponding decrease in research and development costs during the same period.  During the six months ended September 30, 2010, cost of license revenues increased compared to the six months ended September 30, 2009 primarily due to the delivery of third party licenses sold to a customer.

We expect cost of license revenues to maintain a relatively consistent level in absolute dollars throughout fiscal 2011.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization, our data center costs, plus certain allocated expenses. During the three and six months ended September 30, 2010, these costs decreased 3% and 9%, respectively, compared to the same periods in 2009 primarily due to reductions in the use of outside contractors.

We expect cost of services revenues to fluctuate as a percentage of service revenues, and we plan to reduce cost of services revenues in absolute dollars over the next year as necessary to balance expense levels with projected revenues.

 Gross Margins

Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
License	89%	96%	84%	94%
Services	56%	54%	58%	52%

Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue, the nature of the license agreements and product mix.  Due to the delivery of third party licenses sold to a customer, we experienced lower license gross margins during the three and six months ended September 30, 2010 compared to the three and six months ending September 30, 2009.

Gross Margin — Services. During the three and six months ending September 30, 2010, gross margins from services improved to 56% and 58%, respectively, as compared to 54% and 52%, respectively, for the three and six months ending September 30, 2009. These improvements were primarily due to higher maintenance revenues resulting from new customers and annual increases in maintenance renewals, as well as reductions in the use of outside contractors.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except percentages)
Research and development	$625	$749	$(124)	$1,389	$1,792	$(403)
Percentage of total revenues	20%	20%	(17)%	20%	26%	(22)%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses decreased $0.1 million and $0.4 million during the three and six months ending September 30, 2010 compared to the three and six months ending September 30, 2009, respectively. These decreases were primarily attributable to a reduction in the use of outside services in support of our in-house development teams.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research in development as evidenced by the recent opening of a research and operations center in Odessa, Ukraine.  This facility represents a significant investment for us as we look to execute on our global expansion strategy.

Sales and Marketing

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except percentages)
Sales and marketing	$953	$1,103	$(150)	$1,991	$2,302	$(311)
Percentage of total revenues	31%	30%	(14)%	29%	33%	(14)%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and six months ending September 30, 2010, sales and marketing expenses decreased $0.2 million and $0.3 million, respectively, compared to the same periods in 2009. These decreases are primarily due to cost reductions in marketing and outside services, as well as stock-based compensation expense, reflecting our ongoing efforts in cost control.

We expect modest reductions in sales and marketing expenses in fiscal 2011 as a percentage of total revenues.

General and Administrative

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except percentages)
General and administrative	$860	$1,457	$(597)	$1,832	$2,915	$(1,083)
Percentage of total revenues	28%	39%	(41)%	27%	42%	(37)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses decreased by approximately $0.6 million and $1.1 million in the three and six months ended September 30, 2010, respectively, compared to the same period in 2009.  These decreases were primarily due to significant decreases in legal and accounting expenses, as well as other outside service costs, reflecting our ongoing efforts in cost control.

Professional Fees Related to Corporate Governance Review and Restructuring

	Three Months Ended September 30,			Six Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except percentages)
Professional fees related to corporate governance review	$—	$91	$(91)	$—	$438	$(438)
Percentage of total revenues	0%	2%	—	0%	6%	—
Restructuring	$—	$23	$(23)	$—	$847	$(847)
Percentage of total revenues	0%	1%	(100)%	0%	12%	(100)%

The corporate governance review was initiated in fiscal year 2010 as a result of internal initiatives and matters that were raised during the course of our litigation with Trilogy.  We have, from time to time, realigned or restructured our costs to better fit the sales and customer model in place at the time. There were no restructuring expenses during the three and six months ended September 30, 2010.  During the three and six months ended September 30, 2009, our restructuring expenses related to employee severances and to write offs of leasehold improvements in our headquarters facility that we ceased to occupy on August 17, 2009.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures. During the three months ended September 30, 2010 and 2009, interest and other income (expense), net totaled approximately $39,000 and $49,000, respectively. During the six months ended September 30, 2010 and 2009, interest and other income (expense), net totaled approximately $96,000 and $171,000, respectively. The expense reductions are due to one-time miscellaneous expenditures in the prior fiscal year from the sale of our Indian subsidiary on March 31, 2009. For more information on the sale of the Indian subsidiary, see Footnote 15 in our Annual Report on Form 10-K for the year ending March 31, 2009.

Provision for Income Taxes

During the six months ended September 30, 2010 and 2009, we recorded income tax provision (benefit) of approximately $4,000 and ($179,000), respectively. The September 30, 2010 amount relates to nominal state minimum and franchise taxes and the September 30, 2009 amount relates to federal refundable R&D credit benefits and nominal state minimum and franchise taxes.

Liquidity and Capital Resources

	September 30, 2010	March 31, 2010
	(in thousands)
Cash, cash equivalents and short-term investments	$16,661	$17,155
Working capital	$14,531	$15,494

	Six Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$127	$(3,329)
Net cash used in investing activities	$(2,919)	$(85)
Net cash used in financing activities	$(597)	$(1,773)

Our primary sources of liquidity consisted of approximately $16.7 million in cash, cash equivalents and short-term investments as of September 30, 2010 compared to approximately $17.2 million in cash, cash equivalents and short-term investments as of March 31, 2010.

Net cash provided by operating activities was $0.1 million for the six months ended September 30, 2010, resulting primarily from a $2.1 million decrease in accounts receivable, net resulting from strong cash collection efforts during the quarter, a $0.4 million increase in other accrued liabilities and long-term liabilities, and $0.4 million in non-cash charges for depreciation and stock-based compensation expense.  These increases were partially offset by our year to date net loss of $1.1 million, and a $1.7 million decrease in deferred revenues.

Net cash used in operating activities was $3.3 million for the six months ended September 30, 2009, resulting primarily from our year to date net loss of $4.1 million, and a $1.2 million decrease in accounts payable, partially offset by a $2.2 million decrease in accounts receivable, net.

Net cash used in investing activities was $2.9 million for the six months ended September 30, 2010, resulting primarily from short-term investment purchases.

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

Net cash used in financing activities was $0.6 million for the six months ended September 30, 2010, resulting from $0.4 million of payments on our note payable to Versata, as well as $0.2 million in costs to defend our Rights Agreement.

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

We believe our cash, cash equivalents, and short-term investment balances as of September 30, 2010 are adequate to fund our operations through at least September 30, 2011.  However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of September 30, 2010.

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

Our contractual obligations and commercial commitments at September 30, 2010, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$178	$161	$16	$—	$—
Versata note	$4,546	$786	$2,022	$1,348	$390

Total	$4,723	$948	$2,038	$1,348	$390

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the President and Chief Operating Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2010. Based upon this evaluation our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On October 11, 2011, the Delaware Supreme Court issued an opinion that affirmed the Court of Chancery ruling in favor of Selectica in the Versata Enterprises, Inc. v. Selectica, Inc. litigation, which began in November 2008.  This ruling confirms the validity of the actions the Company took to preserve its net operating loss carryforwards and represents the monetary and legal close to this case.

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

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
July 1, 2010—July 31, 2010	—	$—	—	—
August 1, 2010— August 31, 2010	4,447	5.29	—	—
September 1, 2010— September 30, 2010	685	5.35	—	—

Total	5,132	$5.32	—	—

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description
31.1	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010

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