Form 10-K
period 2011-03-31
SELECTICA INC
filed 2011-06-29
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 0-29637

SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $4.87 per share as reported by The NASDAQ Global Market on that date, was $13,737,082.

As of June 15, 2011, the registrant had outstanding 2,831,112 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its fiscal year 2012 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2011. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

SELECTICA, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
MARCH 31, 2011

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. This Annual Report on Form 10-K (the “10-K” or Report) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends and future expectations of ours and other matters that do not relate strictly to historical facts. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These forward-looking statements include statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and in our other Securities and Exchange Commission (the “SEC”) filings. Furthermore, such forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our SCS products were designed to automate configuration for the largest, most complex product and services offerings. We believe that benefits of Selectica’s configuration solution include:

•
Increased Revenue. By enabling context-driven cross-sell and up-sell options, companies can increase revenue. Additionally, the configuration solution enables users to combine lines of business to capture higher spend on a per customer basis.

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

Selectica Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract and configuration solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solution acting under our direction. As of March 31, 2011, the Professional Services organization had 17 employees.

Employees

At March 31, 2011, we had a total of 51 employees, all located in the United States. Of the total, 10 are engaged in research and development, 17 are engaged in professional services, 14 are engaged in sales and marketing, and 10 are engaged in general & administration.  None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Sales and Marketing

We sell our CM products primarily through our direct sales force along with strategic and OEM partners. Our SCS products are sold primarily through partnership relationships such as an existing relationship with IBM Global Services. As of March 31, 2011, our sales team consisted of 11 employees and our marketing team consisted of 3 employees.

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

Research and Development

To date, we have invested substantial resources in research and development. At March 31, 2011, we had 10 full-time engineers and technical writing specialists that primarily work on product development, documentation, quality assurance and testing. For the fiscal years ended March 31, 2011 and 2010, we incurred approximately $3.0 million and $3.3 million, respectively on research and development.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of a separate maintenance agreement sold with the product license. We expect that enhancements to our existing products will be developed internally.

International Operations

As of March 31, 2011 and 2010, we did not have any employees or operations outside the United States but we do business with a number of non-US based companies.  During the fiscal year 2011, we entered into a relationship with a third party that opened a research and operations center in Odessa, Ukraine.  This facility represents a significant investment for us as we look to execute on our global expansion strategy.

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

Intellectual Property and Other Proprietary Rights

We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents in the United States and one patent outside of the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

We have a history of losses and may incur losses in the future.

We incurred net losses of approximately $1.5 million and $4.6 million for the fiscal years ended March 31, 2011 and 2010, respectively. We had an accumulated deficit of approximately $255.3 million as of March 31, 2011. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

We do not know the impact of current economic conditions on our customers and our business.

The United States and world economies currently face a number of economic challenges, including the availability of credit for businesses and consumers. The financial markets have been dramatically and adversely affected and many companies are either cutting back expenditures or delaying plans to add additional systems. If these conditions continue or worsen, the ability of our customers to pay for or obtain funding to pay for our products and services may be adversely affected, which would then have a significant adverse impact on our ability to generate revenues and cash flow and may cause us to sustain further losses.

Our business could be seriously harmed as a result of recent management changes or if we lose the services of our key personnel.

We experienced a number of recent management changes, including the appointment of Todd Spartz as our Chief Financial Officer and the promotion of Jason Stern to President and Chief Executive Officer. All members of our management team have been with us for a limited period of time. There can be no assurance that they will be effective in their roles or that they will not take some time before they achieve desired levels of performance. In addition, the loss of services of one or more members of our management team could seriously harm our business.

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.

Our revenues are dependent on orders from a relatively small number of customers. Our three largest customers accounted for approximately 28% and 33% of our revenues for the fiscal years ended March 31, 2011 and 2010, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be harmed. In addition, many of our orders are realized at the end of the quarter. As a result of this concentration and timing, our quarterly operating results, including average selling prices, may fluctuate significantly if we are unable to complete one or more substantial sales in any given quarter.

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

Our CM customers license our software in a number of ways including perpetual licenses and subscriptions, which may be hosted in our third-party hosting center or on the customer’s own facilities. Historically the bulk of our license revenues have come from perpetual licenses which, if revenue recognition requirements are met, are recognized upon execution or release of contingencies, if any. However, more recently with the increase in demand for our SaaS-based subscription CLM solutions, we have started to increase our focus on subscription sales and expect this trend to continue.  The trend towards our customers shifting to subscription licenses, which include maintenance and may include hosting, will likely affect our short-term financial results since the larger payments associated with perpetual licenses are substituted with smaller but more frequently recurring payments from our customers.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold six patents in the United States and one patent outside of the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Regardless of the outcome, such litigation may require us to incur significant legal expenses and management time. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

In addition, we have previously been subject to claims of third parties that our products and services infringe their intellectual property rights. For example, in October 2007 we agreed to settle a patent infringement lawsuit brought by Versata Enterprises, Inc. and a related party for a $10 million payment in October 2007 and an additional amount of not more than $7.5 million, which we have been paying in quarterly installments. It is possible that in the future, other third parties may claim that our current or potential future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s time from developing our business, cause product shipment delays, require us to enter into royalty or licensing agreements or require us to satisfy indemnification obligations to our customers. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Our lengthy sales cycle for our products makes it difficult for us to forecast revenue and exacerbates the variability of quarterly fluctuations, which could cause our stock price to decline.

The sales cycle of our products has historically averaged between nine to twelve months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.  As we increase our focus on a subscription sales SaaS model, we expect to shorten our sales cycle and reduce the impact of delays in customer sales in any particular quarter. However, until we successfully transition our business model to a SaaS-based model, the effects of delays in any particular customer sale may cause a significant impact on our operating results.

Developments in the market for enterprise software, including our CM and SC solutions, may harm our operating results, which could cause a decline in the price of our common stock.

The market for enterprise software, including CM and SC solutions, is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems. While we are increasing our focus on a subscription sales SaaS model which may help address certain market challenges, the rapid change in the marketplace nonetheless poses a number of concerns. Any decrease in technology infrastructure spending may reduce the size of the market for contract management and sales configuration solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for contract management and sales configuration solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly held and private software companies that offer integrated solutions or specific contract management and/or sales configuration solutions and (ii) internally developed solutions. Existing and potential competitors include public companies such as Oracle Corporation, Ariba, Open Text and SAP, as well as privately held companies such as Upside Software,  Emptoris and Big Machines.

Our competitors may intensify their efforts in our market. In addition, other enterprise software and SaaS companies may offer competitive products in the future. Competitors vary in size, in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors including the comprehensiveness of our solution, our use of Java and mobile technology and our multi-threaded architecture, some of our competitors and potential competitors have significant advantages over us, including:

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

Services revenues, which generated 83% and 79% of our total revenues during the fiscal years ended March 31, 2011 and 2010, respectively, are comprised primarily of revenues from consulting fees, maintenance contracts and training and are important to our business. Services revenues have lower gross margins than license revenues. We generally charge for our professional services on a time and materials rather than a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. If we do not properly manage our costs of professional services, we could adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. We adopted the provisions of ASC 718, Compensation-Stock Compensation (ASC 718), using a modified prospective application. We use the Black-Scholes option pricing model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, ASC 718 applies to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense calculated under ASC 718 will continue to negatively impact our operating results.

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

Our ongoing litigation with Trilogy, Inc. relating to our corporate governance could have a material adverse effect on our results of operations and financial condition.

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

On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by our Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision was filed with the Delaware Supreme Court.  On October 11, 2010, the Delaware Supreme court issued an opinion that affirmed the Court of Chancery’s ruling in our favor, confirming the validity of the actions the Board of Directors and its special committee took to preserve our net operating losses.

On November 11, 2010, we filed suit in the Delaware Court of Chancery against Trilogy seeking a declaratory judgment that we are not obligated to pay more than $1 million in fees demanded by Trilogy in connection with an alleged “investigation” into our corporate governance policies and procedures.  On January 13, 2011, Trilogy answered our complaint and asserted a counterclaim for such fees.  We filed a reply on February 2, 2011, and this action is ongoing.

There can be no assurance that we will prevail in our current litigation with Trilogy. In the event that we are not successful in that litigation and Trilogy, we could incur significant costs if the Court orders us to pay the fees demanded by Trilogy. Moreover, even if we are successful, the resolution of the litigation has been expensive, time consuming and distracted management from the conduct of our business.

As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, the costs of the litigation have been charged as issuance costs against the additional paid in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet.  As of March 31, 2011 and 2010, the amounts charged to additional paid in capital were approximately $0.3 million and $1.3 million, respectively, and the anticipated recovery from our insurance policy was not significant as of March 31, 2011 and $0.1 million as of March 31, 2010.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and the stockholder rights agreement adopted by us on February 4, 2003, as subsequently amended and restated on January 2, 2009, may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

•	requiring a majority vote in uncontested elections of directors;

•	restricting the ability of stockholders to call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	granting our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval; and

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

The Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and The NASDAQ Global Market, have required changes in corporate governance practices of public companies. These rules are increasing our legal and financial compliance costs and causing some management and accounting activities to become more time-consuming and costly. This includes increased levels of documentation, monitoring internal controls, and increased manpower and use of consultants to comply. We have and will continue to expend significant efforts and resources to comply with these rules and regulations and have implemented a comprehensive program of compliance with these requirements and high standards of corporate governance and public disclosure.

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

Facilities

Our headquarters is located in San Jose, California.  In August 2009, we amended the lease with our landlord that enabled us to relocate to a smaller commercial space of approximately 6,400 square feet under a term lease that expires on October 31, 2011.  We also leased office space in San Francisco, California, with a lease that expired in April 2010.  During the first quarter of fiscal 2011, we have consolidated our San Francisco employees into our San Jose facility.

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

On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by our Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision was filed with the Delaware Supreme Court.  On October 11, 2010, the Delaware Supreme Court issued an opinion that affirmed the Court of Chancery’s ruling in our favor, confirming the validity of the actions the Board of Directors and its special committee took to preserve our net operating losses.  On November 11, 2010, we filed suit in the Delaware Court of Chancery against Trilogy seeking a declaratory judgment that we are not obligated to pay more than $1 million in fees demanded by Trilogy in connection with an alleged “investigation” into our corporate governance policies and procedures.  On January 13, 2011, Trilogy answered our complaint and asserted a counterclaim for such fees.  We filed a reply on February 2, 2011, and this action is ongoing.

As the costs of this litigation and related legal work are directly related to the issuance of shares under our rights plan, the costs of the litigation have been charged as issuance costs against the additional paid in capital account on our balance sheet, less a reserve for anticipated recovery from our Director’s and Officer’s insurance policy, which is reflected in prepaid expenses and other current assets on our balance sheet.  As of March 31, 2011 and 2010, the amounts charged to additional paid in capital were approximately $0.3 million and $1.3 million, respectively, and the anticipated recovery from our insurance policy was minimal as of March 31, 2011 and $0.1 million as of March 31, 2010.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded over the counter on The NASDAQ Global Market (“NASDAQ”) under the symbol “SLTC.” Our common stock began trading in March 2000.

As of June 15, 2011, there were approximately 98 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

	High (1)	Low (1)
Fiscal 2010
First Quarter	$10.00	$6.40
Second Quarter	$8.40	$6.60
Third Quarter	$7.40	$4.20
Fourth Quarter	$6.00	$3.80
Fiscal 2011
First Quarter	$6.30	$4.30
Second Quarter	$5.99	$4.50
Third Quarter	$5.66	$4.27
Fourth Quarter	$6.28	$4.19

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2011, certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by stockholders	159	$10.03	1,253	(1)(2)
Equity compensation plans not approved by stockholders	3	$39.73	182
Total	162	$10.52	1,435

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
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

Use of Proceeds from Sales of Registered Securities

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the year ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
April 1, 2010 – April 30, 2010	—	—	—	—
May 1, 2010 – May 31, 2010	269	$6.10	—	—
June 1, 2010 – June 30, 2010	—	—	—	—
July 1, 2010 – July 31, 2010	—	—	—	—
August 1, 2010 – August 31, 2010	4,447	$5.29	—	—
September 1, 2010 – September 30, 2010	685	$5.35	—	—
October 1, 2010—October 31, 2010	—	—	—	—
November 1, 2010—November 30, 2010	—	—	—	—
December 1, 2010—December 31, 2010	132	$5.11	—	—
January 1, 2011 – January 31, 2011	137	$4.95	—	—
February 1, 2011 – February 28, 2011	—	—	—	—
March 1, 2011—March 31, 2011	—	—	—	—

Total	5,670	$5.35	—	—

Item 6.	Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth above.

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

Summary of Operating Results for Fiscal 2011

During the fiscal year ended March 31, 2011, our total revenues decreased by 4%, or $0.7 million, to $14.5 million compared with total revenues of $15.2 million for the fiscal year ended March 31, 2010.  CLM products and service revenues totaled $9.2 million or 63% of total revenues, representing a decrease of $0.3 million or 4% over fiscal 2010, whereas our SCS products and service revenues totaled $5.3 million or 37% of total revenues, representing a decrease of $0.3 million or 5% over fiscal 2010.  The CLM year over year decreases resulted primarily from a decrease in our average selling prices, and the SCS year over year decreases were primarily from lower consulting revenues.

During the fiscal year ended March 31, 2011, our net loss declined by 68% or $3.1 million, to $1.5 million compared to a net loss of $4.6 million for the fiscal year ended March 31, 2010. The most significant factors affecting the decline in our net loss are (i) decreases in costs for research and development, sales and marketing and general and administrative, reflecting our expense reduction actions, and (ii) a decrease in restructuring charges over the prior year.  We did not incur any restructuring charges during fiscal 2011.

With the increase in demand for our SaaS-based subscription CLM solutions, we have modified our licensing model to a subscription license arrangement for these solutions. This shift to subscription licensing arrangements for CLM solutions could adversely affect our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements will help to increase our ability to attract new customers and improve the predictability of our revenue and cash flows by reducing our dependency on the larger, perpetual licensing arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our recognition of revenue, calculation of liabilities and stock-based compensation to be the most critical judgments that are involved in the preparation of the consolidated financial statements.

Results of Operations

Revenues

	2011	2010	Change
	(in thousands, except percentages)
License	$2,422	$3,182	$(760)
Percentage of total revenues	17%	21%	(24)%
Services	$12,101	$11,977	$124
Percentage of total revenues	83%	79%	1%
Total revenues	$14,523	$15,159	$(636)

License.  License revenues consist of revenue from licensing our software products.  Our fiscal 2011 license revenue decreased by $0.8 million from the prior year primarily due to lower average selling prices.

Services.  Services revenues are comprised of fees from consulting, maintenance, training, subscription revenues and out-of pocket reimbursements. Services revenues for fiscal year 2011 increased modestly by $0.1 million, or 1%, from the prior year.  Maintenance revenues were 43% and 50% of total service revenues for the twelve months ended March 31, 2011, and 2010, respectively.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2011	2010
Customer A	16%	15%
Customer B	*	10%

* Less than 10% of total revenues

We no longer have significant foreign activities and sales to foreign customers accounted for only 5% of total revenue. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

Cost of Revenues

	2011	2010	Change
Cost of license revenues	$434	$163	$271
Percentage of license revenues	18%	5%	166%
Cost of services revenues	$4,470	$5,291	$(821)
Percentage of services revenues	37%	44%	(16%)
Total cost of revenues	$4,904	$5,454	$(550)

Cost of License Revenues. Cost of license revenues consists of a fixed allocation of our research and development costs, fees paid to resellers, and costs of purchased third party licenses sold to customers as part of a bundled arrangement. During the fiscal year 2011, license costs increased $0.3 million or 166% compared to the prior year primarily due to the delivery of third party licenses sold to a customer as well as fees paid to a reseller on a new customer contract.

We expect cost of license revenues to decrease in absolute dollars in fiscal year 2012.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization plus certain allocated corporate expenses.  During fiscal 2011, these costs decreased by approximately $0.8 million primarily due to the decrease in the use of third-party consultants in both our CM and SCS business segments.

We expect cost of service revenues to fluctuate as a percentage of service revenues in fiscal year 2012.

Gross Profit and Margin

	2011	2010
Gross margin, license revenues	82%	95%
Gross margin, services revenues	63%	56%
Gross margin, total revenues	66%	64%

Gross profit was $9.6 million, or 66% of revenues, in fiscal 2011 compared with $9.7 million, or 64% of revenues, in fiscal 2010. The modest improvement in gross profit percentage during fiscal year 2011 resulted from a reduction in our cost of services revenues due to utilizing fewer third-party consultants in our system implementation services.  This was partially offset by the decrease in our average selling prices on new license deals.

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2011 and 2010 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

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

Operating Expenses

	2011	2010	Change
Total research and development	$2,998	$3,274	$(276)
Percentage of total revenues	21%	22%	(8%)

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of $0.3 million in fiscal 2011 compared to fiscal year 2010 was attributable primarily to reductions in the use of outside services in support of our in-house development teams.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research in development as evidenced by the Ukraine research and operations center opened during the year. This facility represents a significant investment for us as we look to execute on our global expansion strategy.

	2011	2010	Change
Sales and marketing	$4,366	$4,526	$(160)
Percentage of total revenues	30%	30%	(4%)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  In fiscal 2011, sales and marketing expenses decreased $0.2 million primarily due to a reduction in headcount, which resulted in lower compensation costs compared to the prior fiscal year.  We expect increases in sales and marketing expenses in fiscal 2012 compared to fiscal 2011 both in absolute dollars and as a percentage of total revenues.

	2011	2010	Change
General and administrative	$3,560	$5,368	$(1,808)
Percentage of total revenues	25%	35%	(34%)

General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses decreased $1.8 million in fiscal 2011 compared with fiscal 2010 due to significant decreases in legal and accounting expenses, as well as other outside service costs, reflecting our ongoing efforts in cost control.  We expect increases in general and administrative expenses in fiscal 2012 compared to fiscal 2011 both in absolute dollars and as a percentage of total revenues.

Restructuring. Restructuring expenses consist primarily of personnel reductions and excess facility charges related to our cost realignment initiatives. The restructuring accrual and the related utilization for the fiscal year ended March 31, 2011 were (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2010	$7	$—	$7
Additional accruals	—	—	—
Amounts paid in cash	(7)	—	(7)
Balance, March 31, 2011	$—	$—	$—

During fiscal year 2011 we did not incur any restructuring charges.  During fiscal year 2010 we relocated the corporate headquarters to a smaller facility.  As a result of the relocation, we recorded a one-time charge of approximately $0.4 million for abandoned leasehold improvements.  In addition, we increased severance costs for reduced headcount and increased our excess facility accrual related to our corporate headquarters relocation in the amount of $0.6 million and $0.2 million, respectively.

Other income (expense), net

	2011	2010	Change
Other income (expense), net	$(224)	$(373)	$149

Other income (expense), net consists primarily of interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures.  In fiscal 2011, other income (expense), net decreased $0.1 million primarily due to one-time miscellaneous expenditures in fiscal 2010 relating to the sale of our Indian subsidiary on March 31, 2009.

Interest Income

	2011	2010	Change
Interest income	$51	$50	$1

Interest income consists primarily of interest earned on cash balances and short-term investments.  Interest income remained relatively flat during the fiscal year 2011.  We anticipate that interest income in fiscal 2012 will decline relative to fiscal 2011 as a result of lower cash balances and lower interest rates.

Provision for Income Taxes

We incurred an income tax expense of approximately $4,000 for the fiscal year 2011 and we recorded an income tax benefit of approximately ($0.3 million) for fiscal 2010.  As of March 31, 2011, we had federal and state net operating loss carryforwards of approximately $177.4 million and $99.3 million, respectively. As of March 31, 2011, we also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $4.5 million, respectively.

The fiscal 2011 and 2010 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss carryforwards and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

	2011	2010
	(in thousands)
Cash, cash equivalents and short-term investments	$17,021	$17,155
Working capital	$14,275	$15,494
Net cash provided by (used for) operating activities	$1,174	$(3,941)
Net cash used for investing activities	$(210)	$(212)
Net cash used for financing activities	$(1,099)	$(2,146)

Our primary sources of liquidity consisted of approximately $17.0 million in cash, cash equivalents and short-term investments as of March 31, 2011 compared to approximately $17.2 million in cash, cash equivalents and short-term investments as of March 31, 2010.

Net cash provided by operating activities was $1.2 million for the twelve months ended March 31, 2011, resulting primarily from a $1.5 million decrease in accounts receivable, net due to strong cash collection efforts, an increase of $1.0 million in accounts payable and other accrued and long-term liabilities, and non-cash charges of $0.8 million for depreciation and stock-based compensation expense.  These increases were partially offset by our net loss of $1.5 million, and a $0.8 million decrease in deferred revenues.

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

Net cash used for investing activities was $0.2 million for the twelve months ended March 31, 2011 and 2010, resulting primarily from the purchase of capital assets.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was $1.1 million for the twelve months ended March 31, 2011, resulting primarily from $0.3 million in costs to defend our Rights Agreement, as well as $0.8 million of payments on our note payable to Versata.

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

We believe our cash, cash equivalents, and short-term investment balances as of March 31, 2011 should be adequate to fund our operations through at least March 31, 2012. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated.  After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$88	$88	$0	$0	$0
Versata note	4,268	786	2,057	1,371	54
Other	5	3	2	0	0
Total	$4,361	$877	$2,059	$1,371	$54

Our contractual obligations and commercial commitments at March 31, 2011 were approximately $4.4 million. We had no significant commitments for capital expenditures as of March 31, 2011.

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

We have audited the accompanying consolidated balance sheets of Selectica, Inc. (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2011.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selectica, Inc. at March 31, 2011 and March 31, 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ ARMANINO MCKENNA LLP
San Jose, California
June 29, 2011

SELECTICA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$16,822	$16,957
Short-term investments	199	198
Accounts receivable, net of allowance for doubtful accounts of
$55 and $301, as of March 31, 2011 and 2010, respectively	2,695	4,242
Prepaid expenses and other current assets	450	538
Total current assets	20,166	21,935

Property and equipment, net	423	536
Other assets	—	24

Total assets	$20,589	$22,495

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	813	609
Restructuring liability	—	7
Accrued payroll and related liabilities	448	483
Other accrued liabilities	98	56
Deferred revenues	3,746	4,500

Total current liabilities	5,891	6,441

Note payable to Versata, net of current portion	3,482	4,036
Other long-term liabilities	574	27

Total liabilities	9,947	10,504

Commitments and contingencies (See Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 1,000 shares at March 31, 2011 and 25,000 shares at March 31, 2010; None issued and outstanding	—	—
Common stock, $0.002 par value:
Authorized: 15,000 shares at March 31, 2011 and 150,000 shares at March 31, 2010, respectively
Issued and Outstanding: 2,831 and 2,811 shares at March 31, 2011 and 2010, respectively	4	4
Additional paid-in capital	265,973	265,836
Accumulated deficit	(255,335)	(253,849)

Total stockholders’ equity	10,642	11,991

Total liabilities and stockholders’ equity	$20,589	$22,495

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Revenues:
License	$2,422	$3,182
Services	12,101	11,977

Total revenues	14,523	15,159
Cost of revenues:
License	434	163
Services	4,470	5,291

Total cost of revenues	4,904	5,454

Gross profit	9,619	9,705

Operating expenses:
Research and development	2,998	3,274
Sales and marketing	4,366	4,526
General and administrative	3,560	5,368
Restructuring	—	1,245
Professional fees related to corporate governance review	—	438
Reversal of payroll charges related to stock options	—	(541)
Shareholder litigation	4	34

Total operating expenses	10,928	14,344

Loss from operations	(1,309)	(4,639)
Other income (expense), net	(224)	(373)
Interest income	51	50

Loss before provision for income taxes	(1,482)	(4,962)
Provision for (benefit from) income taxes	4	(318)

Net loss	$(1,486)	$(4,644)

Basic and diluted net loss per share	$(0.53)	$(1.66)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,821	2,794

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Total
	Common Stock		Additional Paid-In	Accum- ulated	Treasury Stock		Stock- holders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at March 31, 2009	3,345	$4	$299,383	$(249,205)	(568)	$(32,906)	$17,276
Stock-based compensation expense	—	—	705	—	—	—	705
Proceeds from sales of shares through employee stock purchase plan	4	—	19	—	—	—	19
Issuance of additional common shares under Rights Agreement (see Note 8)	2	—	—	—	—	—	—
Issuance of restricted stock, net of repurchase	36	—	—	—	(8)	(44)	(44)
Retirement of treasury stock	(576)	—	(32,950)	—	576	32,950	—
Common stock issuance costs, net (see Note 8)	—	—	(1,321)	—	—	—	(1,321)
Net loss	—	—	—	(4,644)	—	—	(4,644)
Balance at March 31, 2010	2,811	$4	$265,836	$(253,849)	—	$—	$11,991

Stock-based compensation expense	—	—	435	—	—	—	435
Proceeds from sales of shares through employee stock purchase plan	1	—	6	—	—	—	6
Issuance of restricted stock, net of repurchase	19	—	(29)	—	—	—	(29)
Common stock issuance costs, net (see Note 8)	—	—	(275)	—	—	—	(275)
Net loss	—	—	—	(1,486)	—	—	(1,486)
Balance at March 31, 2011	2,831	$4	$265,973	$(255,335)	—	$—	$10,642

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2011	2010
	(in thousands)
Operating activities:
Net loss	$(1,486)	$(4,644)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	321	380
Amortization	—	7
Loss on disposition of property and equipment	2	354
Stock-based compensation expense	435	705
Changes in assets and liabilities:
Accounts receivable, net	1,547	1,356
Prepaid expenses and other current assets	88	1,947
Other assets	24	641
Accounts payable	204	(2,524)
Restructuring liability	(7)	(1,258)
Accrued payroll and related liabilities	(35)	(237)
Other accrued and long-term liabilities	835	(1,237)
Deferred revenues	(754)	569

Net cash provided by (used for) operating activities	1,174	(3,941)

Investing activities:
Purchase of capital assets	(209)	(213)
Proceeds from disposition of property and equipment	—	3
Purchase of short-term investments	(4,351)	(2)
Proceeds from maturities of short-term investments	4,350	—

Net cash used for investing activities	(210)	(212)

Financing activities:
Payments on note payable to Versata	(800)	(800)
Common stock issuance costs, net (See Note 8)	(275)	(1,321)
Repurchases of common stock, net of proceeds for common stock issuance	(24)	(25)

Net cash used for financing activities	(1,099)	(2,146)

Net increase (decrease) in cash and cash equivalents	135	(6,299)
Cash and cash equivalents at beginning of the period	16,957	23,256

Cash and cash equivalents at end of the period	$16,822	$16,957

Supplemental disclosure of cash flow information:
Income taxes paid	$4	$3

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

2.	Summary of Significant Policies

Reverse stock split

All share and per share information in the accompanying consolidated financial statements have been adjusted to give retroactive effect to a 1-for-20 stock split in the fourth quarter of fiscal year ended March 31, 2010.

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

Fair value of financial instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance.  As of March 31, 2011, the Company only has short-term investments in a certificate of deposit. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have not been significant.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds, certificates of deposits, and commercial paper.  All of the Company’s short-term investments consisted solely of a certificate of deposit.  Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The Company’s investment policy limits the amount of credit exposure to any one issuer of debt securities.

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

Contract Management (CM) Arrangements. CM arrangements generate revenue from three principal sources: (1) perpetual licenses and related maintenance; (2) subscription revenues, which are comprised of subscription fees from customers accessing the Company’s on-demand application service, and from customers purchasing additional support beyond the standard support that is included in the basic subscription fee; and (3) related consulting services, consisting primarily of integration and training fees. Consulting services, when sold with subscription and support offerings, are accounted for separately when these services have stand-alone value to the customer, and there is objective and reliable evidence of fair value of the undelivered elements. In these circumstances, consulting service revenues are recognized as the services are rendered for time and material contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues are recognized when the services are performed.

In determining whether the consulting services can be accounted for separately from subscription revenues, the Company considers the following factors for each consulting agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists for the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the subscription arrangement, and the contractual dependence of the subscription service on the customer’s satisfaction with the consulting work. If a consulting arrangement does not qualify for separate accounting, the Company initially defers all revenue under the arrangement and then, when all consulting services have been delivered, the Company recognizes the consulting and subscription revenues ratably over the remaining term of the subscription contract. In these situations the Company defers the costs of the consulting arrangement and amortizes those costs over the same time period as the consulting revenue is recognized.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

	Fiscal Years Ended March 31,
	2011	2010
Customer A	16%	15%
Customer B	*	10%

*	Less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended March 31,
	2011	2010
Customer A	*	15%
Customer B	10%	*
Customer C	*	12%
Customer D	*	10%
Customer E	16%	*

*	Less than 10% of total accounts receivable.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2011 and 2010. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2011 and 2010.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2011 and 2010 was approximately $19,000 and $49,000, respectively.

Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material, after consideration of various factors, including net realizable value. To date, software development costs that are eligible for capitalization have not been material and have been expensed as incurred.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of recording stock-based compensation expense for each of the periods presented was as follows:

	Fiscal Years Ended March 31,
	2011	2010
Cost of revenues	$49,000	$87,000
Research and development	43,000	99,000
Sales and marketing	38,000	73,000
General and administrative	305,000	446,000

Impact on net loss	$435,000	$705,000

As of March 31, 2011, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $0.8 million and will be recognized over an estimated weighted average amortization period of 2.96 years. The amortization period is based on the expected remaining vesting term of the options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal years ended March 31, 2011 and 2010 was $16,000 and $35,000, respectively. During the fiscal years ended March 31, 2011 and 2010, there were 1,400, and 3,677 shares issued, respectively, under the ESPP at a weighted average purchase price of $4.00 and $5.16 per share, respectively.

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2011, 5% of sales were from international locations. For the fiscal years ended March 31, 2011 and 2010, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Fiscal Years Ended March 31,
	2011	2010
International revenues	5%	4%
Domestic revenues	95%	96%
Total revenues	100%	100%

For the fiscal years ended March 31, 2011 and 2010, the Company did not hold long-lived assets outside of the United States.

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

There were no stock repurchases during fiscal 2011 or 2010.  The Company had no treasury stock as of March 31, 2011 and 2010, respectively.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In September 2009, FASB amended ASC 605 as summarized in Accounting Standards Update (ASU) 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements.” Guidance in ASC 605-25 on revenue arrangements with multiple deliverables has been amended to require an entity to allocate revenue to deliverables in an arrangement using its best estimate of selling prices if the vendor does not have vendor-specific objective evidence or third-party evidence of selling prices, and to eliminate the use of the residual method and require the entity to allocate revenue using the relative selling price method.  The new guidance also requires expanded quantitative and qualitative disclosures about revenue from arrangements with multiple deliverables.  The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted.  Adoption may either be on a prospective basis for new revenue arrangements entered into after adoption of the update, or by retrospective application.  We do not expect the adoption to have a material impact to our fiscal year 2012 consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.

In December 2010, FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (ASC 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.

In December 2010, FASB issued ASU 2010-29, “Business Combinations (ASC 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance clarifies that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption.  Early adoption is permitted.  The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.

3.	Cash, Cash Equivalents, Investments and Fair Value Measurements

Cash, cash equivalents, and short-term investments consisted of the following:

	Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2011:
Cash and cash equivalents:
Cash	$2,219	$—	$—	$2,219
Money market fund	804	—	—	804
Commercial paper	13,799	—	—	13,799
	$16,822	$—	$—	$16,822

Short-term investments:
(due in less than 12 months)
Certificate of deposit	$199	$—	$—	$199

	Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2010:
Cash and cash equivalents:
Cash	$1,902	$—	$—	$1,902
Money market fund	15,055	—	—	15,055
	$16,957	$—	$—	$16,957

Short-term investments:
(due in less than 12 months)
Certificate of deposit	$198	$—	$—	$198

The fair value of cash equivalents, based on quoted market prices, approximates their carrying value as of March 31, 2011 and 2010.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$804	$804	$—
Commercial paper	13,799	13,799	—
Short-term investments:
Certificates of deposit	199	—	199
	$14,802	$14,603	$199

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$15,055	$15,055	$—
Short-term investments:
Certificates of deposit	198	—	198
	$15,253	$15,055	$198

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2011 and 2010, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

4.	Property and Equipment

Property and equipment consist of the following:

	March 31,
	2011	2010
	(in thousands)
Computers and software	$2,671	$2,740
Furniture and equipment	685	601
Leasehold improvements	68	57
	3,424	3,398
Less: accumulated depreciation	(3,001)	(2,862)

Total property and equipment, net	$423	$536

Depreciation expense related to property and equipment was approximately $321,000 and $380,000 for the years ended March 31, 2011 and 2010, respectively.  During fiscal 2011, the Company disposed of certain fixed assets with an original cost of $184,000 and accumulated depreciation of $182,000.  Accordingly, the Company recorded a loss on the disposal of fixed assets of $2,000.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Accrued and Other Liabilities

As of March 31, 2011 and 2010, accrued and other liabilities consisted of the following:

	2011	2010
	(in thousands)
Accrued Payroll:
Accrued vacation	$345	$316
Accrued bonus	18	58
Accrued commissions	85	109
Total	$448	$483

	2011	2010
	(in thousands)
Other Accrued Liabilities:
Other payables	$2	$30
Accrued sales tax	94	24
Accrued other taxes	2	2
Total	$98	$56

	2011	2010
	(in thousands)
Deferred Revenue:
License	$—	$20
Hosting	67	79
Consulting	145	169
Subscription	740	658
Maintenance	2,794	3,574
Total	$3,746	$4,500

	2011	2010
	(in thousands)
Other Long-Term Liabilities:
Long-term deferred revenue	$574	$27

6.  Intangible Assets

As of March 31, 2011 and 2010, the Company did not have any intangible assets.  There was no amortization expense for the year ended March 31, 2011 and for the year ended March 31, 2010, amortization expense was approximately $7,000.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Operating Lease Commitments

The Company leases office space and office equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2013. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, are as follows for the years ended March 31:

	Amount
	(in thousands)
	Offices	Equipment	Total
2012	$88	$3	$91
2013	—	2	2
Total future minimum payments	$88	$5	$93

Rental expenses for office space and equipment were approximately $211,000 and $449,000 for the years ended March 31, 2011 and 2010, respectively.

8.  Litigation

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of the Company’s shareholders. The Company sued Trilogy after (i) it amended the Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008.  As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement, adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.  On January 16, 2009, the defendants in this action, Trilogy, filed an answer to the Company’s complaint and a counterclaim alleging that the Company’s Board of Directors had breached fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  The Company, and its Board of Directors, believes that the actions taken were lawful and appropriate under the circumstances and in the interest of all the Company’s shareholders and therefore the allegations of the counterclaim were without merit. The counterclaim asked for various measures of equitable relief and also included a claim for punitive or exemplary damages, which are not available in Delaware. The case was tried in the Delaware Court of Chancery in 2009.  On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by the Company’s Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision was filed with the Delaware Supreme Court.  On October 11, 2010, the Delaware Supreme Court issued an opinion that affirmed the Court of Chancery’s ruling in the Company’s favor, confirming the validity of the actions the Board of Directors and its special committee took to preserve the Company’s net operating losses.  On November 11, 2010, the Company filed suit in the Delaware Court of Chancery against Trilogy seeking a declaratory judgment that the Company is not obligated to pay more than $1 million in fees demanded by Trilogy in connection with an alleged “investigation” into the Company’s corporate governance policies and procedures.  On January 13, 2011, Trilogy answered the Company’s complaint and asserted a counterclaim for such fees.  The Company filed a reply on February 2, 2011, and this action is ongoing.

As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s Rights Agreement, these costs have been charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for both received and anticipated recoveries from the Company’s Director’s and Officer’s insurance policy.  Anticipated recoveries are reflected in prepaid expenses and other current assets on the Company’s balance sheet.

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Year Ended March 31, 2011	Year Ended March 31, 2010	Year Ended March 31, 2009	Total
Gross legal and related costs incurred	$358	$2,187	$2,864	$5,409
Less: received and anticipated reimbursement	(83)	(866)	(830)	(1,779)	(a)
Net amounts charged to APIC	$275	$1,321	$2,034	$3,630

(a)
As of March 31, 2011, the Company has received approximately $1.8 million from its insurance carriers as reimbursement for the rights offering costs incurred in connection with the ongoing litigation with Trilogy.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Stockholders’ Equity

Common Stock Reserved for Future Issuance

At March 31, 2011, shares of common stock reserved for future issuance were as follows:

(in thousands)
Equity incentive plans:
Outstanding	268
Reserved for future grants	1,435
Employee stock purchase plan	487
Total common stock reserved for future issuance	2,190

Preferred Stock

The Company is authorized to issue 1 million shares of preferred stock at a par value of $0.0001 per share. There was no preferred stock issued and outstanding at March 31, 2011 and 2010.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
	(in thousands except for per share amounts)
Balance at March 31, 2009	1,433	134	$7.20 – $527.00	$24.32
Increase in shares reserved	152	—	—	—
Options granted	(9)	9	$5.20 – $8.00	$5.56
Options cancelled	31	(31)	$5.20 – $300.00	$27.48
Restricted stock awards granted	(56)	—	—	—
Balance at March 31, 2010	1,551	112	$5.20 – $527.00	$21.86
Options granted	(112)	112	$5.18 – $5.93	$5.54
Options cancelled	63	(63)	$5.20 – $527.00	$21.85
Restricted stock awards granted	(68)	—	—	—
Balance at March 31, 2011	1,434	161	$5.18 – $42.80	$10.52
Vested and expected to vest		132	$—	$11.60

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding and exercisable at March 31, 2011 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices Per Share	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price Per Share
$5.18–$8.00	119,540	7.95	13,810	$6.39
$8.00 – $14.50	8,500	3.31	5,598	$11.29
$14.50 – $18.90	14,400	6.27	13,264	$17.71
$18.90 – $31.30	2,600	4.60	2,600	$28.58
$31.30 – $42.40	15,702	2.45	15,702	$37.13

$5.18 – $42.40	160,742	6.96	50,974	$20.48

The weighted average term for exercisable options is 4.71 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2011 was $5.80 as reported by the NASDAQ National Market. There was $35,000 of aggregate intrinsic value of stock options outstanding at March 31, 2011 and there was no aggregate intrinsic value of stock options outstanding at March 31, 2010.

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2011	2010
Weighted average grant date fair value	$2,493,141	$28,357
Intrinsic value of options exercised	—	—
Fair value of shares vesting during the year	$66,750	$98,492

The fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2011	2010
Risk-free interest rate	0.56%	1.53%
Dividend yield	0.00%	0.00%
Expected volatility	100.79%	69.52%
Expected term in years	1.73	1.64
Weighted average fair value at grant date	$4.23	$10.60

The fair value of options granted under employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2011	2010
Risk-free interest rate	3.14%	1.62%
Dividend yield	0.00%	0.00%
Expected volatility	50.04%	82.06%
Expected option life in years	3.51	3.06
Weighted average fair value at grant date	$5.52	$2.99

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Compensation Plan Information

The table below demonstrates the number of options and awards issued and the number of options and awards available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2011:

	Number of Securities to be Issued upon Exercise of Outstanding Options, and Rights	Weighted- Average Exercise Price Per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	4	$37.08	144
1999 Equity Incentive Plan	155	$9.42	1,109
Plans Not Required to be Approved by Stockholders
2001 Supplemental Plan	3	$39.73	182
Total	162	$10.52	1,435

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2011	2010
	(In thousands)

Weighted options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	154	114

Weighted options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	6	2

Total common stock equivalents excluded from diluted net loss per common share	160	116

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes

The provision for (benefit from) income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2011	2010
	(in thousands)
Domestic pre-tax loss	$(1,476)	$(4,955)
Foreign pre-tax loss	(6)	(7)
Total pre-tax loss	$(1,482)	$(4,962)

	Fiscal Years Ended March 31,
	2011	2010
	(in thousands)
Federal tax at statutory rate	$(511)	$(1,868)
Computed state tax	(81)	(308)
Computed foreign tax	2	3
Losses not benefited	(178)	1,700
Change in tax reserve	704	266
Non-deductible expenses	24	40
Research and development tax credits	44	(151)
Income tax provision (benefit)	$4	$(318)

The components of the provision for (benefit from) income taxes are as follows:

	Fiscal Years Ended March 31,
	2011	2010
	(in thousands)
Current:
US	$—	$(258)
State	4	(60)
Income tax provision (benefit)	$4	$(318)

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$65,991	$65,405
Intangible assets	14,759	15,538
Tax credit carryforwards	4,605	4,563
Reserves and accruals	163	262
Depreciation	15	(13)
Stock compensation	355	296
Deferred revenue	11	39
Total net deferred tax asset	85,899	86,090
Valuation allowance	(85,899)	(86,090)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that changed by $0.2 million and $2.2 million during the fiscal years ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company had federal and state operating loss carryforwards of approximately $177.4 million and $99.3 million, respectively. As of March 31, 2011, the Company also had federal and state research and development tax credit carryforwards of $3.1 million and $4.5 million, respectively.

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

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.  At March 31, 2011, there was no liability for unrecognized tax benefits.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2011 are as follows (in thousands):

Amount
Balance at April 1, 2010	$1,981
Increases related to prior year research & development tax credits	14
Decreases related to expiration of tax credits and statute of limitations	(47)
Balance at March 31, 2011	$1,948

The Company's federal, state and foreign tax returns are subject to examination by the tax authorities from 1997 to 2010 due to net operating loss and tax carryforwards unutilized from such years.

12.  401(k) Benefit Plan

Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. The 401(k) Plan does not require the Company to make any contributions. No contributions were made by the Company for the years ended March 31, 2011 and 2010. Administrative expenses relating to the 401(k) Plan are insignificant.

13.  Restructuring

During the twelve months ended March 31, 2011, the Company did not record any restructuring charges.  During the twelve months ending March 31, 2010, the Company recorded charges of approximately $1.2 million related primarily to severance arrangements and to the write-off of leasehold improvements at its corporate headquarters.

The restructuring accrual and the related utilization for the fiscal years ended March 31, 2011 and 2010, respectively, were as follows (in thousands):

	Severance and Benefits	Excess Facilities	Total
Balance, March 31, 2009	$52	$1,213	$1,265
Additional accruals	608	637	1,245
Amounts paid in cash	(653)	(1,850)	(2,503)
Balance, March 31, 2010	7	—	7
Amounts paid in cash	(7)	—	(7)
Balance, March 31, 2011	$—	$—	$—

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment Information

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the period ended March 31, 2011.  Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2011, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is included under the captions “Directors, Executive Officers and Corporate Governance” in the fiscal year 2012 Proxy Statement and incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is included under the captions “Executive Compensation and Related Information” in the fiscal year 2012 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the fiscal year 2012 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the fiscal year 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Public Accountants” in the fiscal year 2012 Proxy Statement and is incorporated herein by reference.

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

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2011 and 2010, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2010	$373	$284	$(356)	$—	$301
Fiscal year ended March 31, 2011	$301	$(69)	$(177)	$—	$55

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of June 29, 2011.

SELECTICA, INC. Registrant
/s/ JASON STERN
Jason Stern President and Chief Executive Officer

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

Signature	Title	Date

/s/ JASON STERN	President and Chief Executive Officer	June 29, 2011
Jason Stern	(Principal Executive Officer)

/s/ TODD SPARTZ	Chief Financial Officer (Principal Financial Officer	June 29, 2011
Todd Spartz	and Principal Accounting Officer), and Secretary

Directors:

/s/ ALAN HOWE	Director	June 29, 2011
Alan Howe

/s/ LLOYD SEMS	Director	June 29, 2011
Lloyd Sems

/s/ MICHAEL CASEY	Director	June 29, 2011
Michael Casey

/s/ J. MICHAEL GULLARD	Director	June 29, 2011
J. Michael Gullard

/s/ MICHAEL BRODSKY	Director	June 29, 2011
Michael Brodsky

EXHIBIT INDEX

Exhibit No.	Description
3.1(13)	The Second Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(13)	Amended and Restated Bylaws, as amended.

3.4(5)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(4)	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007

4.4(5)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.5(6)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

4.6(9)
Amendment 2, dated as of May 8, 2009, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., dated January 2, 2009, as amended.

10.1(1)	Form of Indemnification Agreement.

10.2(1)*	1996 Stock Plan.

10.20(3)*	1999 Equity Incentive Plan Stock Option Agreement.

10.21(3)*	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.22(3)*	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.26(8)	Share Purchase Agreement between the Registrant and DAX Partners, L.P., dated March 31, 2009.

10.27(10)	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.28(10)	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.30(10)	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.32(10)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.34(11)	Severance Agreement between the Registrant and Todd Spartz, dated September 14, 2009.

10.35(11)	Offer Letter between the Registrant and Todd Spartz, dated August 18, 2009.

10.36(11)	Severance Agreement between the Registrant and Jason Stern, dated June 10, 2009.

10.37(11)	Offer Letter between the Registrant and Jason Stern, dated September 1, 2009.

10.38(12)*	1999 Equity Incentive Plan, as amended May 2010.

21.1(10)	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(7)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 10-K filed on October 3, 2007
(5)	Previously filed in the Company’s report on Form 8-K filed on January 2, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on January 28, 2009.
(7)	Previously filed in the Company’s report on Form 8-K filed on February 4, 2009.
(8)	Previously filed in the Company’s report on Form 8-K filed on April 6, 2009.
(9)	Previously filed in the Company’s report on Form 8-K filed on April 28, 2009.
(10)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(11)	Previously filed in the Company’s report on Form 10-Q filed on November 16, 2009.
(12)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(13)	Previously filed on the Company’s report on Form 10-Q filed on February 14, 2011.

*	Represents a management agreement or compensatory plan.

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