Form 10-K/A
period 2011-03-31
SELECTICA INC
filed 2011-07-29
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K/A
____________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 0-29637
____________

SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)
____________

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
____________

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

As of July 19, 2011, the registrant had outstanding 2,856,112 shares of common stock.

Explanatory Statement

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 originally filed on June 29, 2011 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference from the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2011 annual meeting of stockholders (the “Proxy Statement”).  The Proxy Statement has not been filed as of the date of filing of this amended report on Form 10-K/A. No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the Original Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth, as of July 29, 2011, the names and certain information concerning our directors:

Name	Age	Position	Director Since	End of Term
Michael Casey (1)(3)	48	Director	2010	2011
J. Michael Gullard (1)(2)	65	Director	2010	2011
Michael Brodsky (2)	42	Director	2010	2011
Lloyd Sems (2)(3)	40	Director	2008	2011
Alan Howe (1)(3)	50	Director and Chairman of the Board	2009	2011
_______________________
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating/Corporate Governance Committee

Michael J. Casey was elected to the Board on October 7, 2010 and was appointed as a member of the Nominating/Corporate Governance Committee and as Chairperson of the Audit Committee of the Board (the “Audit Committee”) on October 8, 2010.  Since 2006, Mr. Casey has been a partner at TechCFO, a professional services firm that provides financial and strategic consulting services.  Mr. Casey is currently serves as a director of Blue Pillar, Inc. and Swyzzle, LLC, both privately-held companies.  From 2005 to 2006, Mr. Casey served as the chief operating officer and chief financial officer for Reflex Security, Inc., a privately held provider of security virtualization management solutions.  From 2001 to 2005, Mr. Casey served as Chief Financial Officer for MAPICS, Inc., a publicly traded provider of enterprise resource planning software for the discrete manufacturing industries.  Previously, Mr. Casey served as Executive Vice President, Chief Financial and Administrative Officer of iXL Enterprises, Inc., a publicly traded professional services firm, Chief Financial Officer of Manhattan Associates, Inc., a publicly traded provider of supply chain executive solutions, and Chief Financial Officer of IQ Software Corporation, a publicly traded provider of business intelligence software.  Mr. Casey holds a Bachelor of Business Administration degree in Accounting from The University of Georgia.  We believe that Mr. Casey’s financial and operational experience, particularly with respect to the software industry, will be essential to the Board’s business and operational discussions.

J. Michael Gullard was elected to the Board on October 7, 2010 and was appointed as a member of the Audit Committee and as Chairperson of the Compensation Committee of the Board (the Compensation Committee”) on October 8, 2010.  Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. He currently serves as a director of the publicly-held companies JDA Software, Inc. and Planar Systems, Inc.  Mr. Gullard also serves as a member of the Board of Directors of the following non-reporting companies:  Alliance Semiconductor Corporation, Proxim Inc. and Dyntek, Inc., where he is also Chairman of the Board of Directors.  From 1992 to 2004, he served as Chairman of NetSolve, Incorporated, a publicly-held corporation that provides IT infrastructure management services on an outsourced basis. From 1996 to 2004, Mr. Gullard also served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation that specializes in change management software tools. Previously, Mr. Gullard held a variety of senior financial and operational management positions at Intel Corporation. Mr. Gullard holds a B.A. degree in Economics from Stanford University, and an M.B.A. from Stanford's Graduate School of Business.  We believe that Mr. Gullard’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Michael Brodsky was elected to the Board on October 7, 2010 and was appointed as a member of the Board’s Compensation Committee on October 8, 2010.  Mr. Brodsky is currently co-CEO of Federated Sports & Gaming, Inc., and was formerly Executive Chairman of Youbet.com, Inc., a public company, from June 2009 to June 2010.  In June 2010, Youbet.com, Inc. completed its sale to Churchill Downs Incorporated, a public company, and Mr. Brodsky was elected to Churchill Downs Board of Directors.  Prior to serving Youbet.com’s Executive Chairman, Mr. Brodsky served as Youbet.com’s President and CEO from April 2008 to June 2009.  Prior to this, in June 2007, Mr. Brodsky served as a Director for Youbet.com and was elected to Chair its Board in February 2008.  Mr. Brodsky managed New World Opportunity Partners, a public investment arm of the Chicago based Pritzker family, where he was the managing partner beginning in 2005.  Mr. Brodsky also served as Chief Financial Officer of The Away Network from 1999 until 2005.  In 2005, when The Away Network was acquired by Orbitz.com and Cendant Corporation, Mr. Brodsky worked as VP, Finance in Cendant’s Travel Distribution Services Division.  Mr. Brodsky holds a B.A. degree in Anthropology from Syracuse University, a J.D. from Northwestern University School of Law and an M.B.A. from Northwestern University JL Kellogg Graduate School of Management.  We believe that Mr. Brodsky’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Lloyd Sems has served as a director since June 2, 2008.  He has served as a member of the Compensation Committee since July 10, 2008 and as Chairperson of the Nominating/Corporate Governance Committee of the Board (the “Nominating/Corporate Governance Committee”) since May 20, 2009.  Since October 2003, he has served as President of Sems Capital, LLC and of Capital Edge, LLC, both of which he founded.  Previously, Mr. Sems served as Director of Research and Portfolio Manager for Watchpoint Asset Management, and he served on the Board of Directors of EMAK Worldwide, Inc. from February 2010 to April 2010.  Mr. Sems also serves on the Board of Directors of Sport-Haley, Inc. (OTC Pink Sheets: SPOR), which he joined in April 2009, and CYCC Cyclacel, which he joined in May 2011.  Mr. Sems holds a Bachelor of Science degree in Business Administration and Finance from Albright College.  We believe that Mr. Sems’s knowledge of the securities and capital markets, as well as his experience as one of the Company’s larger long term shareholders, is invaluable to our Board’s discussions of the Company’s strategic, capital and liquidity needs.

Alan Howe was elected to the Board on January 12, 2009.  He has served since January 12, 2010 as Co-Chair of our full Board and on October 8, 2010 was elected as sole Chairman of our full Board.  He has served as co-founder and managing partner of Broadband Initiatives, LLC, a boutique corporate advisory and consulting firm, since 2003.  He also has served as a Managing Director with B Riley & Co. LLC in their corporate advisor group under a consulting agreement, since December 2009.  He served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company from May 2005 to October 2008.  Prior to that, Mr. Howe was chief financial officer and vice president of corporate development of Teletrac, Inc., and director of corporate development for Sprint PCS.  Mr. Howe is currently a member of the public Board of Directors of Ditech Networks, Inc.  He previously served on the boards of Proxim, Inc., Crossroads, Inc., Alliance Semiconductor Inc., LLC International, Inc., Kitty Hawk, Inc., Dyntek, Inc., which are no longer reporting companies, and on the Board of Altigen Communications, Inc., which is currently a reporting company.  Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.  We believe that Mr. Howe’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Executive Officers

The following table sets forth, as of July 29, 2011, the names and certain information concerning our executive officers who do not also serve as directors:

Name	Age	Position
Jason Stern	41	Chief Executive Officer and President
Todd Spartz	46	Chief Financial Officer and Secretary

Jason Stern was appointed as Chief Executive Officer on February 7, 2011.  Since January 12, 2010, Mr. Stern has served, and will continue to serve, as the Company’s President, and he served as the Company’s Chief Operating Officer.  Prior to these positions, he was Senior Vice President of Operations of our Contract Management Business since June 10, 2009.  From March 2008 to June 2009, Mr. Stern served as our Vice President of Products and Business Development for Contract Management Solutions and from January 2007 to March 2008 was Vice President of Solutions.  Prior to joining us in November of 2006, Mr. Stern was the Vice President of Product Management for I-many, Inc. from April 2003 to November 2006.  From September 1999 to June 2002, Mr. Stern was employed by Oracle Corporation, an enterprise software company, managing products for CRM, Call Center, and Finance.  Mr. Stern has a B.A. from UCLA and an M.B.A. from the University of Southern California.

Todd A. Spartz was appointed our Chief Financial Officer and Secretary on September 14, 2009.  Mr. Spartz served as Chief Financial Officer at Nomis Solutions, Inc. from October 2007 to September 2009. He has also served as Vice President and Corporate Controller at Openwave Systems, from December 2005 until October 2007. Prior to that, Mr. Spartz served in various management positions of Metaward from April 2005 to December 2005, and Oblix from October 2003 to March 2005. Mr. Spartz has a BS Commerce from DePaul University and an MBA from Santa Clara University. Mr. Spartz is a licensed CPA in the state of California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on its review of the copies of the Reporting Persons’ Section 16(a) reports or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 2011, all Reporting Persons complied with all applicable filing requirements, with the exception of reports that were filed late for the following persons: Form 4 for Mr. Miller for 19,600 shares of common stock purchased on June 18, 2010, filed on June 23, 2010; Form 4 for Mr. Stern for 2,454 restricted stock units granted on August 16, 2010, filed on August 23, 2010; Form 4 for Mr. Spartz for 2,359 restricted stock units granted on August 16, 2010, filed on August 23, 1010; Form 4 for Mr. Gullard reporting the grant of a stock option to acquire 5,000 shares of common stock granted on November 9, 2010, filed on November 12, 2010; Form 4 for Mr. Sems reporting the purchase of 1,825 shares of common stock on November 18, 2010, filed on November 22, 2010.

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

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s registered independent public accounting firm, the performance of the Company’s registered independent public accounting firm and the accounting practices of the Company.

During the fiscal year ended March 31, 2011, the members of our Audit Committee were as follows:  from April 1, 2010 through October 7, 2010, Messrs. Arnold (Chair), Sems and Howe, and from October 7, 2010 through March 31, 2011, Messrs. Casey (Chair), Howe and Gullard.  Mr. Howe was appointed to the Audit Committee in January 2009.  Messrs. Casey and Gullard were appointed to the Audit Committee in October 2010.  Mr. Casey was appointed Chairperson of the Audit Committee on October 8, 2010.  The Board has determined that Mr. Casey is an audit committee financial expert within the meaning of applicable SEC rules.

The Board amended and restated the Audit Committee’s written charter on June 28, 2009.  A copy of the Audit Committee Charter is available on the Company’s website at http://www.selectica.com/Company/CorporateGovernance/tabid/733/Default.aspx.

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

Fiscal 2011 Summary Compensation Table

The following table sets forth, for the last two fiscal years, the dollar value of all cash and non-cash compensation earned by each person who, for fiscal year 2011, may be considered a “named executive officer” under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Name and Principal Position (6)	Year	Salary ($)	Stock Awards ($)(1)(5)	Option Awards ($)(1)(5)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Jason Stern (3)	2011	262,384	37,063	-	43,750	3,072	346,269
President and Chief	2010	201,421	67,500	21,252	42,469	1,150	333,792
Executive Officer
Todd Spartz (4)	2011	252,521	59,300	-	61,650	1,623	375,094
Chief Financial Officer	2010	120,833	124,000	-	-	1,643	246,476

(1)
The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal years shown, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 9 to the financial statements set forth in our annual report on Form 10-K filed on June 29, 2011 (Commission File No. 000-29637).

(2)	The amounts in this column represent bonus payments based on the achievement of certain Company milestones.

(3)
Mr. Stern was elected President and Chief Operating Officer on January 12, 2010, and became an executive officer at that time, and he was appointed Chief Executive Officer on February 7, 2011. All other compensation for Mr. Stern are for medical, dental, vision and life insurance.

(4)	Mr. Spartz’s employment with us started on September 14, 2009. All other compensation for Mr. Spartz are for life insurance.

(5)	The material terms of the referenced grants are included in the footnotes to the Outstanding Equity Awards table below and incorporated herein by reference.

(6)	The Company does not consider any other Company employees to be “named executive officers” as defined in Item 402(m) of Regulation S-K.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table sets forth information regarding outstanding equity awards as of March 31, 2011, for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options― Exercisable (#)	Number of Securities Underlying Unexercised Options― Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights of Stock That Have Not Vested ($)(1)
Jason Stern (2)	5,000			$17.00	11/12/2016
	5,743			$5.20	1/12/2020
						11,250		$65,250

Todd Spartz (3)						16,250		$94,250

(1)
Computed in accordance with SEC rules as the number of unvested shares or units multiplied by the closing market price of our Common Stock at the end of the 2011 fiscal year, which was $5.80 on March 31, 2011.  The actual value (if any) to be realized by the officer depends on whether the shares vest and on the future performance of our Common Stock.

(2)
Mr. Stern was granted 5,000 shares of non-qualified incentive stock options on November 13, 2006, which had vested in full over the four years from the date of grant. In addition, Mr. Stern was granted 7,500 shares of performance-based non-qualified incentive stock options on January 12, 2010, 5,743 of these shares which vested based on achievement of certain quarterly performance targets through the end of fiscal 2011. Mr. Stern was granted 8,500 restricted stock units on September 9, 2008, half of which vested after one year of continuous service and the balance which vested over the following four quarters of continuous service thereafter. Mr. Stern was also granted 5,000 restricted stock units on September 1, 2009, 1/16 of which has or will vest after each quarter of continuous service from the September 1, 2009 vesting commencement date. Mr. Stern was granted 2,500 restricted stock units on January 12, 2010, one quarter of which will vest after one year of continuous service from January 12, 2010, the vesting commencement date, and 1/16 will vest after each quarter of continuous service thereafter. Mr. Stern was granted 3,750 performance-based restricted stock units on January 12, 2010, of which 2,873 units vested based on achievement of certain quarterly performance targets through the end of fiscal 2011. Mr. Stern was granted 6,250 restricted stock units on May 4, 2010, half of which vested on May 4, 2011 after one year of continuous service from May 4, 2010, the vesting commencement date, and 1/8 will vest after each quarter of continuous service thereafter.

(3)
Mr. Spartz was granted 10,000 restricted stock units on September 14, 2009, one quarter of which vested on September 14, 2010, and 1/16 shall vest after each quarter of continuous service thereafter; provided that 100% of such shares shall be vested upon a change of control of the Company. Additionally, Mr. Spartz was granted 10,000 performance-based restricted stock units on January 12, 2010, 7,659 units of which vested based on achievement of certain quarterly performance targets through the end of  fiscal 2011.  Mr. Spartz was also granted 10,000 restricted stock units on May 4, 2010, half of which vested on May 4, 2011 after one year of continuous service from May 4, 2010, the vesting commencement date, and 1/8 will vest after each quarter of continuous service thereafter.

Employment Agreement with President and Chief Executive Officer

Mr. Stern is party to an employment arrangement with the Company under which he currently receives an annual base salary of $250,000.  For fiscal 2011, the Board adopted an incentive bonus program under which Mr. Stern also received $43,750 in aggregate payments  based on the achievement of certain quarterly revenue and cash flow goals for the Company’s 2011 fiscal year.  For fiscal 2012, the Board adopted an employee bonus program under which Mr. Stern is eligible to receive a cash incentive bonus of up to 90% of his base salary, 50% of which is based upon achievement of certain annual revenue targets and 50% of which is based upon certain annual cash savings targets for the year, pursuant to which the amount payable under the plan would be payable at a 75% if 90% of the target metrics are met, 100% if 100% of the target metrics are met and 125% if 120% of the target metrics are met.

Mr. Stern has been granted the following equity incentive grants over the course of his employment with the Company: (i) in 2006 he received a grant of 5,000 non-qualified incentive stock options which vested over four years; (ii)  in 2008 he received a grant of 8,500 restricted stock units which vested over two years; (iii) in 2009 he received a grant of 5,000 restricted stock units on September 1, 2009 vesting over four years; (iv) in 2010 he received a grant of (a) 2,500 restricted stock units vesting over four years, with a one-year minimum service requirement, (b) 3,750 restricted stock units, of which 2,873 units vested based upon quarterly performance criteria established by the Board, (c) 6,250 restricted stock units vesting over two years, with a one-year minimum service requirement and (d) an option to purchase 7,500 shares of the Company’s common stock, 5,743 of these shares which vested based upon quarterly performance criteria established by the Board and (v) in 2011 he received a grant of 20,000 restricted stock units vesting over a period of four years.

In addition, the Company and Mr. Stern have entered into a severance agreement which provides for the continuation of Mr. Stern’s base salary and health insurance coverage for four months if he is discharged for a reason other than cause or permanent disability at any time. However, Mr. Stern is entitled to six months of base salary and health insurance coverage if he is discharged for a reason other than cause or permanent disability or if he resigns for good reason, in either case within 12 months after the Company is subject to a change in control. Mr. Stern will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits. The severance agreement also provides that all equity awards held by Mr. Stern at the time of a change in control will immediately vest in full.

Employment Agreement with Chief Financial Officer

Mr. Spartz entered into an employment arrangement with the Company under which he receives an annual base salary of $220,000.  For fiscal 2011, the Board adopted an incentive bonus program under which Mr. Spartz also received $61,651 in aggregate payments  based on the achievement of certain quarterly revenue and cash flow goals for the Company’s 2011 fiscal year.  For fiscal 2012, the Board adopted an employee bonus program under which Mr. Spartz is eligible to receive a cash incentive bonus of up to 60% of his base salary, 50% of which is based upon achievement of certain annual revenue targets and 50% of which is based upon certain annual cash savings targets for the year, pursuant to which the amount payable under the plan would be payable at a 75% if 90% of the target metrics are met, 100% if 100% of the target metrics are met and 125% if 120% of the target metrics are met.

Mr. Spartz has been granted the following equity incentive grants over the course of his employment with the Company: (i) in 2009 he received a grant of 10,000 restricted stock units which vest over four years; provided that 100% of such shares shall be vested upon a change of control of the Company; (ii) in 2010 he received a grant of (a) 10,000 restricted stock units, 7,659 of which vested based upon quarterly performance criteria established by the Board and (b) 10,000 restricted stock units vesting over two years, with a one-year minimum service requirement and (iii) in 2011 he received a grant of 15,000 restricted stock units vesting over a period of four years.

In addition, the Company and Mr. Spartz entered into a severance agreement, which provides, among other things, for the continuation of Mr. Spartz’s base salary and health insurance benefits for three months if he is discharged for a reason other than cause or permanent disability at any time. Mr. Spartz will be entitled to six months of base salary and health insurance benefits if he is discharged without cause or resigns for good cause within 12 months after the Company is subject to a change in control. Mr. Spartz will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits.

Fiscal 2011 Director Compensation

The following table sets forth the compensation of the members of our Board of Directors for fiscal year 2011.

	Fees Earned
	or Paid in	Stock	Option
Name	Cash ($)	Awards ($)(1)	Awards ($)(1)	Total ($)
Michael Casey	27,500	25,000	25,900	78,400
J. Michael Gullard	22,500	25,000	25,900	73,400
Alan Howe	45,000	25,000	-	70,000
Lloyd Sems	45,000	25,000	-	70,000
Michael Brodsky	22,500	25,000	25,900	73,400
Brenda Zawatski	22,500	-	-	22,500
Jamie Arnold	27,500	-	-	27,500
James Thanos	22,500	-	-	22,500

(1)
The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal year 2011, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 9 to the financial statements set forth in our annual report on Form 10-K filed on June 29, 2011 (Commission File No. 000-29637).  Our directors held the following stock awards at March 31, 2011: Alan Howe, 10,103 shares; Lloyd Sems, 66,055 shares; J. Michael Gullard, 5,103 shares; Michael Casey, 5,103 shares; Michael Brodsky, 5,103 shares.  Our directors held the following options at March 31, 2011: Michael Brodsky, 5,000 shares; Michael Casey, 5,000 shares; J. Michael Gullard, 5,000 shares; Alan Howe, 5,000 shares; and Lloyd Sems, 5,000 shares.

Under the director compensation policy in effect during fiscal year 2011, each non-employee director was paid a $45,000 annual retainer fee, and the audit committee chair was paid an additional $10,000 annual fee.   Travel expenses incidental to meeting attendance are reimbursed.

In addition, each non-employee director receives restricted stock units with a market value of $25,000 per year.  All of the restricted stock units vest on the first anniversary of the grant, with immediate full vesting in the event of a change in control.  Upon taking office and every three years thereafter, each non-employee director also receives an option to purchase 5,000 shares.  The options vest over three years, with immediate full vesting in the event of a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 29, 2011, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.  The Company has relied upon the contents of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act.  The Company has updated, as appropriate, reported share ownership figures of beneficial owners to reflect a 1-for-20 reverse stock split of the Company’s Common Stock effected on February 24, 2010.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Steel Partner Holdings L.P. (1) 590 Madison Avenue, 32nd Floor New York, NY 10022	420,768	14.73%
Common	Dimensional Fund Advisors, LP (2) Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746	141,651	4.96%
Common	The PNC Financial Services Group, Inc. (3) One PNC Plaza, 249 Fifth Avenue, Pittsburgh, PA 15222	206,439	7.23%
Common	Lloyd I. Miller III (4) 4550 Gordon Drive Naples, FL, 34102	547,619	19.17%

Note: Percentage of ownership is based on 2,856,112 shares of Common Stock outstanding on July 19, 2011.

(1)
Steel Partners Holdings L.P. owns 99% of the membership interests of SPH Group LLC.  SPH Group LLC is the sole member of SPH Group Holdings LLC.  Steel Partners LLC is the manager of Steel Partners Holdings L.P. and has been delegated the sole power to vote and dispose of the securities held by SPH Group Holdings LLC.  Warren G. Lichtenstein is the manager of Steel Partners LLC.  By virtue of these relationships, each of Steel Partners Holdings L.P., SPH Group LLC, Steel Partners LLC, and Mr. Lichtenstein may be deemed to beneficially own the Shares owned directly by SPH Group Holdings LLC.

(2)
Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”).  In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds.  In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds.  However, all securities reported in this schedule are owned by the Funds.  Dimensional disclaims beneficial ownership of such securities.

(3)
The total shares of Common Stock reported herein are held in trust accounts created by an Amended and Restated Trust Agreement dated September 20, 1983, in which Lloyd I. Miller, Jr. was Grantor and for which PNC Bank, National Association serves as Trustee.  In connection with the trust accounts, Lloyd I. Miller, III and PNC Bank, National Association, in its capacity as Trustee, have entered into an Investment Advisory Agreement dated as of April 1, 2002.  Either party may terminate the Investment Advisory Agreement on 30 days prior written notice.  PNC Bancorp, Inc. is a wholly owned subsidiary of The PNC Financial Services Group, Inc.  PNC Bank, National Association is a wholly owned subsidiary of PNC Bancorp, Inc.

(4)
Mr. Miller has sole voting and dispositive power with respect to 341,180 of the reported securities as a manager of a limited liability company that is the general partner of a certain limited partnership.  Mr. Miller has shared voting and dispositive power with respect to 206,439 of the reported securities as an investment advisor to the trustee of certain family trusts.

Security Ownership of Management

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Alan Howe (1)	3,333	*
Common	Lloyd Sems (2)	120,860	4.23%
Common	Jason Stern (3)	26,724	*
Common	Todd Spartz (4)	18,377	*
Common	All executive officers and directors as a group (7 persons)	169,294	5.93%
_______________
*	Less than 1% of the outstanding shares of Common Stock.

Note: The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after July 29, 2011. Percentage of ownership is based on 2,856,112 shares of Common Stock outstanding on July 19, 2011, plus shares of Common Stock subject to options or exercisable within 60 days of July 29, 2011, and held by each listed person.  Shares of Common Stock subject to options exercisable within 60 days of July 29, 2011, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. The Company has updated, as appropriate, reported share ownership figures of management to reflect a 1-for-20 reverse stock split of the Company’s Common Stock effected on February 24, 2010.

(1)	Includes 3,333 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 29, 2011.

(2)
Includes 53,719 shares of Common Stock held by Mr. Sems, 5,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 29, 2011 and 62,141 shares of Common Stock held beneficially by Sems Strategic Partners, LP and Sems Diversified Value, LP, of which Mr. Sems is the managing member of the general partner.

(3)	Includes 22,212 shares of Common Stock held by Mr. Stern and 4,512 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 29, 2011.

(4)	Includes 18,377 shares of Common Stock held by Mr. Spartz.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 31, 2011 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	159	(2)	$10.03	1,253	(3)
Equity compensation plans not approved by security holders	3		39.73	182
Total	162		$10.52	1,435
_________________
(1)	The weighted average exercise price is calculated basely solely on outstanding options.

(2)	Includes options and rights to acquire shares outstanding under our 1996 Stock Plan and 1999 Equity Incentive Plan.

(3)	Represents 815,000 shares available for issuance under our 1996 Stock Plan and 1,551,000 shares available for issuance under our 1999 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Other than the compensation arrangements with directors and executive officers and except as set forth below, there have been no transactions since April 1, 2010 (and there are no currently proposed transactions) in which:

●	We have been or are to be a participant;

●	The amount involved exceeds $120,000; and

●
Any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediately family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

On May 6, 2010, Brenda Zawatski, one of our former directors, entered into an employment relationship with CA, Inc. (“CA”) as a Senior Vice President working primarily on marketing. During fiscal 2011, CA purchased approximately $0.5 million in software licenses, annual maintenance and related technical services from the Company. Ms. Zawatski had no direct involvement in these transactions as she was not employed by CA at the time. Since May 6, 2010, Ms. Zawatski has not participated in any Board discussions about any ongoing or potential transactions with CA.

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

Independence of the Board of Directors

The Board of Directors is currently composed of five members.  Messrs. Sems, Gullard, Casey, Brodsky and Howe qualify as independent directors in accordance with the published listing requirements of The Nasdaq Stock Market.  The directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of our Board of Directors selected Armanino McKenna LLP as our independent registered public accounting firm for the fiscal year ended March 31, 2011.

The following table sets forth the aggregate fees we paid to Armanino McKenna LLP, our independent registered public accounting firm, for professional services provided during our fiscal years ended March 31, 2010 and March 31, 2011.

	Fiscal 2011	Fiscal 2010
	(In thousands $)
Audit fees(1)	203	376
Audit-related fees(2)	0	0
Tax fees(3)	0	15
All other fees	0	13
Total fees	203	404

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of July 29, 2011.

SELECTICA, INC.
Registrant

/s/ Jason Stern
Jason Stern
Chief Executive Officer and President

/s/ Todd Spartz
Todd Spartz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Stern	President and Chief Executive Officer (Principal Executive Officer)	July 29, 2011
Jason Stern

/s/ Todd Spartz	Chief Financial Officer (Principal Financial Officer and	July 29, 2011
Todd Spartz	Principal Accounting Officer) and Secretary

Directors:

*	Director	July 29, 2011
Michael Casey

*	Director	July 29, 2011
J. Michael Gullard

*	Director	July 29, 2011
Lloyd Sems

*	Director	July 29, 2011
Michael Brodsky

*	Director	July 29, 2011
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
_________________
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