Form 10-Q
period 2011-06-30
SELECTICA INC
filed 2011-08-12
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of August 8, 2011, was 2,831,112.

FORM 10-Q

SELECTICA, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2011	March 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,636	$16,822
Short-term investments	199	199
Accounts receivable, net of allowance for doubtful accounts of $59 and $55, respectively	2,046	2,695
Prepaid expenses and other current assets	457	450
Total current assets	19,338	20,166
Property and equipment, net	357	423
Total assets	$19,695	$20,589

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of note payable to Versata	$786	$786
Accounts payable	744	813
Accrued payroll and related liabilities	685	448
Other accrued liabilities	124	98
Deferred revenues	3,389	3,746
Total current liabilities	5,728	5,891
Note payable to Versata, net of current portion	3,344	3,482
Other long-term liabilities	468	574
Total liabilities	9,540	9,947
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	266,082	265,973
Accumulated deficit	(255,931)	(255,335)
Total stockholders’ equity	10,155	10,642

Total liabilities and stockholders’ equity	$19,695	$20,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Revenues:
License	$92	$836
Services	3,662	2,897

Total revenues	3,754	3,733
Cost of revenues:
License	47	150
Services	1,246	1,195

Total cost of revenues	1,293	1,345

Gross profit	2,461	2,388
Operating expenses:
Research and development	896	764
Sales and marketing	1,180	1,038
General and administrative	929	971
Shareholder litigation	—	1

Total operating expenses	3,005	2,774

Loss from operations	(544)	(386)
Interest and other income (expense), net	(52)	(57)

Loss before provision for income taxes	(596)	(443)
Provision for income taxes	—	4

Net loss	$(596)	$(447)

Basic and diluted net loss per share	$(0.21)	$(0.16)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,831	2,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(596)	$(447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72	79
Loss on disposition of property and equipment	1	—
Stock-based compensation	109	114
Changes in assets and liabilities:
Accounts receivable, net	649	1,124
Prepaid expenses and other current assets	(7)	(133)
Accounts payable	(69)	229
Restructuring liability	—	(7)
Accrued payroll and related liabilities	237	(21)
Other accrued liabilities and other long-term liabilities	(18)	406
Deferred revenues	(357)	(926)

Net cash provided by operating activities	21	418

Investing activities
Purchase of property and equipment	(7)	(22)

Net cash used in investing activities	(7)	(22)

Financing activities
Payments on note payable to Versata	(200)	(200)
Common stock issuance costs, net (See Note 6)	—	(125)

Net cash used in financing activities	(200)	(325)

Net increase (decrease) in cash and cash equivalents	(186)	71
Cash and cash equivalents at beginning of the period	16,822	16,957

Cash and cash equivalents at end of the period	$16,636	$17,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended June 30, 2011 and 2010 have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2011, and the results of operations and cash flows for the three months ended June 30, 2011 and 2010, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2011 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying notes.  Actual results could differ materially from those estimates.

2. Summary of Significant Accounting Policies

There have been no material changes to any of the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2011	2010
Customer A	15%	15%
Customer B	*	10%

*	Less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	June 30, 2011	March 31, 2011
Customer A	12%	10%
Customer B	*	16%
Customer C	11%	*

*	Less than 10% of total accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$612	$612	$—
Commercial paper	13,998	13,998
Short-term investments:
Certificates of deposit	199	—	199

Total	$14,809	$14,610	$199

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$804	$804	$—
Commercial paper	13,799	13,799
Short-term investments:
Certificates of deposit	199	—	199

Total	$14,802	$14,603	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2011 and March 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Segment Information

The Company operates as one business segment and therefore segment information is not presented.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Income Taxes

At June 30, 2011, the Company had approximately $2.0 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from 1997 to 2010 due to net operating losses and tax carryforwards unutilized from such years.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4. Stock-Based Compensation

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

During the three months ended June 30, 2011 and 2010, there were 7,500 and 32,000 restricted stock units granted, respectively.

Valuation Assumptions

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2011	2010
Risk-free interest rate	0.88%	1.04%
Dividend yield	0.00%	0.00%
Expected volatility	82.17%	83.29%
Expected option life in years	3.22	3.09
Weighted average fair value at grant date	$2.84	$3.22

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at March 31, 2011	1,434	161	$10.54
Options granted	(47)	47	5.20
Restricted stock units granted	(7)	—	—
Options cancelled	7	(7)	32.03
Options expired	—	—	—

Outstanding at June 30, 2011	1,387	201	$8.70

The weighted average term for exercisable options is 5.27 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2011 was $5.11 as reported by the NASDAQ Global Market. The aggregate intrinsic value of stock options outstanding at June 30, 2011 and 2010 was $0 and $2,325, respectively.

The options outstanding and exercisable at June 30, 2011 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$5.18 — $5.18	15	2.36	—	$—
$5.19 — $5.20	52	9.78	6	5.20
$5.21 — $5.39	51	9.11	—	—
$5.40 — $7.60	40	7.83	13	6.27
$7.61 — $42.40	43	4.58	39	21.67

$5.18 — $42.40	201	7.56	58	$16.49

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Cost of revenues	$7	$12
Research and development	26	10
Sales and marketing	34	18
General and administrative	42	74
Impact on net loss	$109	$114

As of June 30, 2011, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $0.8 million and will be recognized over an estimated weighted average amortization period of 3.1 years.  The amortization period is based on the expected remaining vesting term of the options.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The weighted average remaining contractual term of all options exercisable at June 30, 2011 is 5.3 years. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 23.83% for its options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2011 and 2010 was $3,175 and $11,956, respectively.  During the three months ended June 30, 2011 and 2010, there were no shares issued under the ESPP.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,
	2011	2010
Risk-free interest rate	1.04%	1.53%
Dividend yield	0.00%	0.00%
Expected volatility	90.17%	69.52%
Expected life in years	1.96	1.64
Weighted average fair value at grant date	$4.44	$10.60

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	137	125
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	27	7

Total common stock equivalents excluded from diluted net loss per common share	164	132

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

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of the Company’s shareholders. The Company sued Trilogy after it amended the Rights Agreement on November 16, 2008 to reduce the ownership threshold that would trigger a rights offering under the Rights Agreement and Trilogy increased its beneficial ownership beyond the threshold.  As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement, adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.  On January 16, 2009, the defendants in this action, Trilogy, filed an answer to the Company’s complaint and a counterclaim alleging that the Company’s Board of Directors had breached fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by the Company’s Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision was filed with the Delaware Supreme Court.  On October 11, 2010, the Delaware Supreme Court issued an opinion that affirmed the Court of Chancery’s ruling in the Company’s favor, confirming the validity of the actions the Board of Directors and its special committee took to preserve the Company’s net operating losses.  On November 11, 2010, the Company filed suit in the Delaware Court of Chancery against Trilogy seeking a declaratory judgment that the Company is not obligated to pay more than $1 million in fees demanded by Trilogy in connection with an alleged “investigation” into the Company’s corporate governance policies and procedures.  On January 13, 2011, Trilogy answered the Company’s complaint and asserted a counterclaim for such fees.  The Company filed a reply on February 2, 2011, and this action is ongoing.

As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s Rights Agreement, these costs have historically been charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for both received and anticipated recoveries from the Company’s Director’s and Officer’s insurance policy.  Anticipated recoveries are reflected in prepaid expenses and other current assets on the Company’s balance sheet.

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Quarter Ended June 30, 2011	Years Ended March 31, 2011, 2010 and 2009	Total
Gross legal and related costs incurred	$—	$5,409	$5,409
Less: received and anticipated reimbursement	—	(1,779)	(1,779)
Net amounts charged to APIC	$—	$3,630	$3,630

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04,“Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The adoption is not expected to have a material impact to the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The adoption is not expected to have a material impact to the Company’s consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

For the three months ended June 30, 2011, our revenues were approximately $3.8 million with license revenues representing 2% and services revenues representing 98% of total revenues. In addition, approximately 32% of our quarterly revenues came from three customers. License margins for the quarter were 49% and services margins were 66%. Net loss for the quarter was approximately $0.6 million or $(0.21) per share. For the three months ended June 30, 2010, our revenues were approximately $3.7 million with license revenues representing 22% and services revenues representing 78% of total revenues. In addition, approximately 33% of our quarterly revenues came from three customers. License margins for the quarter were 82% and services margins were 59%. Net loss for the quarter was approximately $0.4 million or $(0.16) per share.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2011	2010
Customer A	15%	15%
Customer B	*	10%

*	Less than 10% of total revenues.

We have incurred significant losses since inception and, as of June 30, 2011, we had an accumulated deficit of approximately $256 million. We believe our success depends on the growth of our customer base and the development of the emerging contract management and compliance markets and the stability of our sales configuration customer base.

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

Results of Operations:

Revenues

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands, except percentages)
License	$92	$836	$(744)
Percentage of total revenues	2%	22%	(89)%
Services	$3,662	$2,897	$765
Percentage of total revenues	98%	78%	26%
Total revenues	$3,754	$3,733	$21

License. License revenues consist of revenue from licensing our software products.  For the three months ending June 30, 2011, license revenues decreased $0.7 million compared to the three months ending June 30, 2010 due to fewer license transactions in our CM product.  We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, hosting, training, subscription revenues and out-of-pocket reimbursements. During the three months ended June 30, 2011, services revenues increased $0.8 million compared to the three months ended June 30, 2010 primarily due to a higher level of consulting services delivered to our CM customers.  In addition, we recognized higher maintenance revenues from a larger number of CM customers.  Maintenance revenues represented 45% and 54% of total services revenues for the three months ended June 30, 2011 and 2010, respectively.

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

Cost of revenues

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands, except percentages)
Cost of license revenues	$47	$150	$(103)
Percentage of license revenues	51%	18%	(69)%
Cost of services revenues	$1,246	$1,195	$51
Percentage of services revenues	34%	41%	4%

Cost of License Revenues. Cost of license revenues consists primarily of a fixed allocation of our research and development costs, and costs of purchased third party licenses sold to customers as part of a bundled arrangement.  During the three months ended June 30, 2011, cost of license revenues decreased by $0.1 million compared to the three months ended June 30, 2010 primarily due to the delivery of third party licenses sold to a customer in the prior year.  We expect cost of license revenues to maintain a consistent level in absolute dollars in fiscal 2012.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization, our data center costs, plus certain allocated expenses.  During the three months ended June 30, 2011, these costs remained flat compared to the same period in 2010.

We expect cost of services revenues to fluctuate as a percentage of service revenues in fiscal year 2012.

Gross Margins

Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended June 30,
	2011	2010
License	49%	82%
Services	66%	59%

Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue, the nature of the license agreements and product mix. Gross margin decreased to 49% for the three months ended June 30, 2011 compared to 82% for the three months ended June 30, 2010.  This was primarily due to a $0.7 million decrease in license revenues year over year resulting from fewer license transactions in our CM product.

Gross Margin — Services. During the three months ended June 30, 2011, gross margin from services increased to 66% compared to 59% for the three months ended June 30, 2010. This increase was largely due to a higher level of consulting services delivered to our CM customers.  In addition, we recognized higher maintenance revenues from a larger number of CM customers compared to the same period in 2010.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands, except percentages)
Research and development	$896	$764	$132
Percentage of total revenues	24%	20%	17%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses. Research and development expenses increased $0.1 million during the three months ending June 30, 2011 compared to the same period in 2010.  These increases are primarily due to ongoing investments into our Ukraine research and operations center.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research in development as evidenced by the Ukraine research and operations center opened in fiscal 2011. This facility represents a significant investment for us as we look to execute on our global expansion strategy.

Sales and Marketing

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands, except percentages)
Sales and marketing	$1,180	$1,038	$142
Percentage of total revenues	31%	28%	14%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  For the three months ended June 30, 2011, sales and marketing expenses increased $0.1 million compared to the same period in 2010.  The increase is primarily due to our 2011 annual Fusion conference, as well as headcount additions within our marketing department, resulting in higher compensation expenses.

We expect modest increases in sales and marketing expenses in fiscal 2012 in absolute dollars and as a percentage of total revenues.

General and Administrative

	Three Months Ended June 30,
	2011	2010	Change
	(in thousands, except percentages)
General and administrative	$929	$971	$(42)
Percentage of total revenues	25%	26%	(4)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses remained flat compared to the same period in 2010.  We expect modest increases in general and administrative expenses in fiscal 2012 in absolute dollars and as a percentage of total revenues.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures. During the three months ended June 30, 2011 and 2010, interest and other income (expense), net remained flat totaling $52,000 and $57,000, respectively.

Provision for Income Taxes

During the three months ended June 30, 2011, we did not record an income tax provision, and during the three months ended June 30, 2010, we recorded an income tax provision of approximately $4,000.  The June 30, 2011 and June 30, 2010 amounts relate to nominal state minimum and franchise taxes.

Liquidity and Capital Resources

	June 30, 2011	March 31, 2011
	(in thousands)
Cash, cash equivalents and short-term investments	$16,835	$17,021
Working capital	$13,610	$14,275

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$21	$418
Net cash used in investing activities	$(7)	$(22)
Net cash used in financing activities	$(200)	$(325)

Our primary sources of liquidity consisted of approximately $16.8 million in cash, cash equivalents and short-term investments as of June 30, 2011 compared to approximately $17.0 million in cash, cash equivalents and short-term investments as of March 31, 2011.

Net cash provided by operating activities was not significant for the three months ended June 30, 2011.  Net cash provided by operating activities was $0.4 million for the three months ended June 30, 2010, resulting primarily from improved operating results, a $1.1 million decrease in accounts receivable, net resulting from strong cash collection efforts during the quarter, and a $0.2 million increase in accounts payable.  These increases were partially offset by a $0.9 million decrease in deferred revenues.

Net cash used in investing activities was not significant for the three months ended June 30, 2011 and 2010, respectively.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was $0.2 million for the three months ended June 30, 2011, resulting from our $0.2 million payment on our note payable to Versata.

Net cash used in financing activities was $0.3 million for the three months ended June 30, 2010, resulting from $0.1 million in costs to defend our Rights Agreement, as well as our $0.2 million payment on our note payable to Versata.

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

We believe our cash, cash equivalents, and short-term investment balances as of June 30, 2011 are adequate to fund our operations through at least June 30, 2012. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of June 30, 2011.

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

Our contractual obligations and commercial commitments at June 30, 2011, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$805	$174	$501	$130	$—
Versata note	4,130	786	2,078	1,266	—
Total	$4,935	$960	$2,579	$1,396	$—

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2011. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.