Form 10-Q
period 2011-09-30
SELECTICA INC
filed 2011-11-14
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-29637

SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0432030
(State of Incorporation)	(IRS Employer Identification No.)

2121 South El Camino Real, 10th Floor, San Mateo, CA  94403 (Address of Principal Executive Offices)

(650) 532-1500
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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of November 4, 2011, was 2,736,810.

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

SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2011	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$13,013	$16,822
Short-term investments	1,597	199
Accounts receivable, net of allowance for doubtful accounts of $34 and $55 as of September 30, 2011 and March 31, 2011, respectively	1,708	2,695
Prepaid expenses and other current assets	400	450
Total current assets	16,718	20,166
Property and equipment, net	380	423
Other assets	39	—
Total assets	$17,137	$20,589

Liabilities and Stockholders’ Equity
Current liabilities:
Credit facility (see Note 8)	$4,713	$—
Current portion of note payable to Versata (see Note 7)	—	786
Accounts payable	498	813
Accrued payroll and related liabilities	768	448
Other accrued liabilities	45	98
Deferred revenues	2,953	3,746
Total current liabilities	8,977	5,891
Note payable to Versata, net of current portion (see Note 7)	—	3,482
Other long-term liabilities	384	574
Total liabilities	9,361	9,947
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	266,254	265,973
Treasury stock (see Note 7)	(472)	—
Accumulated deficit	(258,010)	(255,335)
Total stockholders’ equity	7,776	10,642

Total liabilities and stockholders’ equity	$17,137	$20,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
License	$23	$304	$115	$1,140
Services	3,509	2,794	7,170	5,692
Total revenues	3,532	3,098	7,285	6,832

Cost of revenues:
License	75	33	122	184
Services	1,460	1,218	2,706	2,412
Total cost of revenues	1,535	1,251	2,828	2,596

Gross profit	1,997	1,847	4,457	4,236

Operating expenses:
Research and development	810	625	1,706	1,389
Sales and marketing	1,415	953	2,594	1,991
General and administrative	843	862	1,774	1,835
Fees related to Comprehensive Settlement Agreement (see Note 7)	500	—	500	—
Total operating expenses	3,568	2,440	6,574	5,215

Loss from operations	(1,571)	(593)	(2,117)	(979)

Loss on early extinguishment of note payable (see Note 7)	470	—	470	—
Interest and other income (expense), net	(38)	(39)	(88)	(96)

Loss before provision for income taxes	(2,079)	(632)	(2,675)	(1,075)
Provision for income taxes	—	—	—	4

Net loss	$(2,079)	$(632)	$(2,675)	$(1,079)

Basic and diluted net loss per share	$(0.74)	$(0.22)	$(0.95)	$(0.38)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,820	2,816	2,826	2,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(2,675)	$(1,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	139	156
Loss on disposition of property and equipment	1	—
Stock-based compensation	288	241
Changes in assets and liabilities:
Accounts receivable, net	987	2,117
Prepaid expenses and other current assets	50	(44)
Other assets	(39)	—
Accounts payable	(315)	94
Restructuring liability	—	(7)
Accrued payroll and related liabilities	321	(7)
Other accrued liabilities and other long-term liabilities	(243)	369
Deferred revenues	(793)	(1,713)

Net cash (used in) provided by operating activities	(2,279)	127

Investing activities
Purchase of property and equipment	(98)	(24)
Purchase of short-term investments	(1,398)	(2,895)

Net cash used in investing activities	(1,496)	(2,919)

Financing activities
Payments on note payable to Versata (see Note 7)	(4,268)	(400)
Proceeds from issuance of common stock, net of repurchase	4	(24)
Purchase of treasury shares (see Note 7)	(472)	—
Borrowings under credit facility (see Note 8)	4,713	—
Common stock issuance costs, net (See Note 6)	(11)	(173)

Net cash used in financing activities	(34)	(597)

Net decrease in cash and cash equivalents	(3,809)	(3,389)
Cash and cash equivalents at beginning of the period	16,822	16,957

Cash and cash equivalents at end of the period	$13,013	$13,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and six months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended September 30, 2011 and 2010 have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2011, and the results of operations and cash flows for the three and six months ended September 30, 2011 and 2010, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Customer A	16%	19%	16%	17%
Customer B	11%	*	10%	*
Customer C	10%	*	*	*

*	Less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	September 30, 2011	March 31, 2011
Customer C	15%	*
Customer D	*	10%
Customer E	*	16%
Customer F	10%	*
Customer G	13%	*

*	Less than 10% of total accounts receivable.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—
Commercial paper	3,199	3,199
Short-term investments:
Commercial paper	1,398	1,398
Certificates of deposit	199	—	199

Total	$4,800	$4,601	$199

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$804	$804	$—
Commercial paper	13,799	13,799
Short-term investments:
Certificates of deposit	199	—	199

Total	$14,802	$14,603	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2011 and March 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Segment Information

The Company operates as one business segment.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Income Taxes

At September 30, 2011, the Company had approximately $2.0 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

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

During the three months ended September 30, 2011 and 2010, there were 183,150 and 10,000 restricted stock units granted, respectively.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Valuation Assumptions

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.50%	0.69%	0.66%	0.83%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	81.47%	83.16%	81.77%	83.21%
Expected option life in years	3.28	3.15	3.25	3.13
Weighted average fair value at grant date	$2.86	$2.93	$2.85	$3.05

Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 23.91% for its options.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options/RSU’s Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at June 30, 2011	1,387	314	$8.70
Options granted	(64)	64	5.26
Restricted stock units granted	(183)	183	—
Restricted stock units released	—	(1)	—
Options cancelled	7	(7)	6.19
Options expired	3	(3)	37.63

Outstanding at September 30, 2011	1,150	550	$7.58

The weighted average term for exercisable options is 6.52 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2011 was $3.88 as reported by the NASDAQ Global Market. The aggregate intrinsic value of stock options outstanding at September 30, 2011 and 2010 was $0.

The options outstanding and exercisable at September 30, 2011 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$5.18 — $5.18	15	2.11	—	$—
$5.19 — $5.20	52	9.52	6	5.20
$5.21 — $5.38	63	9.82	—	—
$5.39 — $5.93	81	8.75	25	5.63
$5.94 — $42.40	43	4.32	40	19.02

$5.18 — $42.40	254	8.04	71	$13.13

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$24	$13	$24	$25
Research and development	34	7	67	17
Sales and marketing	50	(6)	84	12
General and administrative	71	113	113	187
Impact on net loss	$179	$127	$288	$241

As of September 30, 2011, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $1.7 million and will be recognized over an estimated weighted average amortization period of 3.1 years.  The amortization period is based on the expected remaining vesting term of the options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended September 30, 2011 and 2010 was $1,445 and $(21,986), respectively.  During the three months ended September 30, 2011 and 2010, there were 1,000 and 0 shares issued under the ESPP, respectively.

The Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.99%	0.89%	1.02%	2.58%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	91.93%	94.38%	90.72%	51.36%
Expected life in years	1.97	1.69	1.96	1.36
Weighted average fair value at grant date	$4.10	$4.53	$4.33	$5.14

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	238	130	204	128
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	—	34	—	19
Total common stock equivalents excluded from diluted net loss per common share	238	164	204	147

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

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties, including Versata Enterprises, Inc. (collectively, “Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of the Company’s shareholders. The Company sued Trilogy after it amended the Rights Agreement on November 16, 2008 to reduce the ownership threshold that would trigger a rights offering under the Rights Agreement and Trilogy increased its beneficial ownership beyond the threshold.  As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement, adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.  On January 16, 2009, the defendants in this action, Trilogy, filed an answer to the Company’s complaint and a counterclaim alleging that the Company’s Board of Directors had breached fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by the Company’s Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision was filed with the Delaware Supreme Court.  On October 11, 2010, the Delaware Supreme Court issued an opinion that affirmed the Court of Chancery’s ruling in the Company’s favor, confirming the validity of the actions the Board of Directors and its special committee took to preserve the Company’s net operating losses.  On November 11, 2010, the Company filed suit in the Delaware Court of Chancery against Trilogy seeking a declaratory judgment that the Company is not obligated to pay more than $1 million in fees demanded by Trilogy in connection with an alleged “investigation” into the Company’s corporate governance policies and procedures.  On January 13, 2011, Trilogy answered the Company’s complaint and asserted a counterclaim for such fees.  On September 20, 2011, the Company and Trilogy entered into a Comprehensive Settlement Agreement (the “Settlement Agreement”) providing for both the settlement of existing claims as well as the restriction of future claims between the parties.  The Settlement Agreement provides for, among other things, (i) the repayment by the Company of all outstanding amounts payable to Trilogy under the previous Settlement, Release and License Agreement dated October 5, 2007 entered into between the Company and Versata (the “2007 Settlement Agreement”), (ii) the purchase by the Company of all shares of Company common stock held by Versata and related standstill requirement whereby Versata would not be able to purchase any further shares of Company common stock for a 25 year period and (iii) the entry into a consulting agreement between the Company and one of Versata’s affiliated entities whereby the Company could utilize certain services of such entity.  As a result of the Settlement Agreement, the claims and counterclaims referenced above were dismissed by the parties.

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

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Six Months Ended September 30, 2011	Years Ended March 31, 2011, 2010 and 2009	Total
Gross legal and related costs incurred	$11	$5,409	$5,420
Less: received and anticipated reimbursement	—	(1,779)	(1,779)
Net amounts charged to APIC	$11	$3,630	$3,641

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7. Versata Note Payable

Pursuant to the Settlement Agreement, as of September 30, 2011, the Company has paid to Versata the following payments: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 payable within five business days after the one year anniversary of the Settlement Agreement.

During the three months ended September 30, 2011, the Company recorded a $470,000 charge on the early extinguishment of the note payable, as well as a $500,000 charge relating to the consulting services paid as part of the Settlement Agreement.

8. Credit Facility

On September 29, 2011, the Company entered into a Business Financing Agreement (the “Credit Facility”) with a financial institution.  The Credit Facility provides a revolving receivables financing facility in an amount up to $2.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $4.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $6.0 million.

The Receivables Financing Facility may be drawn in amounts up to $2.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the 2011 Credit Facility.  The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate.  The 2011 Credit Facility terminates on September 29, 2012, provided, however, that in the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

All amounts borrowed under the Credit Facility are secured by a general security interest on the assets of the Company and are subject to a 1.75 Current Ratio of (i) cash and cash equivalents plus all eligible receivables in relation to (ii) the Company’s current liabilities excluding current deferred revenue.

Except as otherwise set forth in the Credit Facility, borrowings made under the Receivables Financing Facility will bear interest at a rate equal to the prime rate or 3.25%, whichever is greater, plus 0.25%, and borrowings made under the Working Capital Facility will bear interest at a rate equal to the financial institution’s certificate of deposit 30-day rate plus 200 basis points, with the total minimum monthly interest to be charged being $2,000.

As of September 30, 2011, the Company owes $4.7 million under the Credit Facility.

9. Recent Accounting Pronouncements

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

Quarterly Financial Overview

For the three months ended September 30, 2011, our revenues were approximately $3.5 million with license revenues representing approximately 1% and services revenues representing approximately 99% of total revenues. In addition, approximately 37% of our quarterly revenues came from three customers. License margins for the quarter were (226)% and services margins were 58%. Net loss for the quarter was approximately $2.1 million or $(0.74) per share. For the three months ended September 30, 2010, our revenues were approximately $3.1 million with license revenues representing 10% and services revenues representing 90% of total revenues. In addition, approximately 33% of our quarterly revenues came from three customers. License margins for the quarter were 89% and services margins were 56%. Net loss for the quarter was approximately $0.6 million or $(0.22) per share.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Customer A	16%	19%	16%	17%
Customer B	11%	*	10%	*
Customer C	10%	*	*	*

*	Less than 10% of total revenues.

We have incurred significant losses since inception and, as of September 30, 2011, we had an accumulated deficit of approximately $258 million. We believe our success depends on the growth of our customer base and the development of the emerging contract management and compliance markets and the stability of our sales configuration customer base.

We believe that period-to-period comparisons of revenues and operating results are not necessarily indicative of future performance. Our operating results have historically been dependent on a few significant customer transactions which make predicting future performance difficult.

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

Results of Operations:

Revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
License	$23	$304	$(281)	$115	$1,140	$(1,025)
Percentage of total revenues	1%	10%	(92)%	2%	17%	(90)%
Services	$3,509	$2,794	$715	$7,170	$5,692	$1,478
Percentage of total revenues	99%	90%	26%	98%	83%	26%
Total revenues	$3,532	$3,098	$434	$7,285	$6,832	$453

License. License revenues consist of revenue from licensing our software products.  For the three and six months ending September 30, 2011, license revenues decreased $0.3 million and $1.0 million, respectively, compared to the three and six months ending September 30, 2010 due to fewer license transactions in our CM product.  We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, hosting, training, subscription revenues and out-of-pocket reimbursements. During the three and six months ended September 30, 2011, services revenues increased $0.7 million and $1.5 million, respectively, compared to the three and six months ended September 30, 2010 primarily due to a higher level of consulting services delivered to our CM customers.  In addition, we recognized higher maintenance revenues from a larger number of CM customers.  Maintenance revenues represented 46% and 54% of total services revenues for the three and six months ended September 30, 2011 and 2010, respectively.

We expect services revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect maintenance revenues to fluctuate in absolute dollars and as a percentage of services revenues based on the number of maintenance renewals, and number and size of new contracts. In addition, maintenance renewals are extremely dependent upon customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in services revenues are also due to timing of achievement of milestones, customer acceptance, changes in scope, and additional services.

Cost of revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
Cost of license revenues	$75	$33	$42	$122	$184	$(62)
Percentage of license revenues	326%	11%	127%	106%	16%	(34)%
Cost of services revenues	$1,460	$1,218	$242	$2,706	$2,412	$294
Percentage of services revenues	42%	44%	20%	38%	42%	12%

Cost of License Revenues. Cost of license revenues consists primarily of a fixed allocation of our research and development costs, reseller referral fees, and costs of purchased third party licenses sold to customers as part of a bundled arrangement.  During the three months ended September 30, 2011, cost of license revenues increased by $42,000 compared to the three months ended September 30, 2010 primarily due to a referral fee paid to a reseller on a new customer arrangement.  During the six months ended September 30, 2011, cost of license revenues decreased by $62,000 compared to the six months ended September 30, 2010 primarily due to the delivery of third party licenses sold to a customer in the prior year.  We expect cost of license revenues to maintain a consistent level in absolute dollars in fiscal 2012.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization, our data center costs, plus certain allocated expenses.  During the three and six months ended September 30, 2011, cost of services revenues increased $0.2 million and $0.3 million, respectively, compared to the three and six months ended September 30, 2010 primarily due to an increase in the use of outside contractors.

We expect cost of services revenues to be reasonably consistent as a percentage of service revenues in fiscal year 2012.

Gross Margins

Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
License	(226)%	89%	(6)%	84%
Services	58%	56%	62%	58%

Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue, the nature of the license agreements and product mix. Gross margin decreased to (226)% and (6)% for the three and six months ended September 30, 2011 compared to 89% and 84%, for the three and six months ended September 30, 2010, respectively.  This was primarily due to fewer license transactions in our CM product as well as a referral fee paid to a reseller on a new customer arrangement.

Gross Margin — Services. During the three and six months ended September 30, 2011, gross margin from services increased to 58% and 62%, respectively, compared to 56% and 58% for the three and six months ended September 30, 2010, respectively. These increases were largely due to a higher level of consulting services delivered to our CM and SC customers.  In addition, we recognized higher maintenance revenues from a larger number of CM customers compared to the same periods in 2010.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
Research and development	$810	$625	$185	$1,706	$1,389	$317
Percentage of total revenues	23%	20%	30%	23%	20%	23%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses. Research and development expenses increased $0.2 million and $0.3 million during the three and six months ending September 30, 2011, respectively, compared to the same periods in 2010.  These increases are primarily due to ongoing investments into our Ukraine research and operations center.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research in development as evidenced by the Ukraine research and operations center opened in fiscal 2011. This facility represents a significant investment for us as we look to execute on our global expansion strategy.

Sales and Marketing

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
Sales and marketing	$1,415	$953	$462	$2,594	$1,991	$603
Percentage of total revenues	40%	31%	48%	36%	29%	30%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  For the three and six months ended September 30, 2011, sales and marketing expenses increased $0.5 million and $0.6 million, respectively, compared to the same periods in 2010.  The increase is primarily due to our 2011 annual Fusion conference, increased marketing headcount, as well as other trade show expenses.

We expect modest increases in sales and marketing expenses in fiscal 2012 in absolute dollars and as a percentage of total revenues as a result of our focus on lead generation efforts.

General and Administrative

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
General and administrative	$843	$862	$(19)	$1,774	$1,835	$(61)
Percentage of total revenues	24%	28%	(2)%	24%	27%	(3)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses for the three and six months ended September 30, 2011 remained flat compared to the same periods in 2010.  We expect modest increases in general and administrative expenses in fiscal 2012 in absolute dollars and as a percentage of total revenues.

Fees Related To Comprehensive Settlement Agreement

Fees related to our Comprehensive Settlement Agreement consist of a $0.5 million charge for consulting services as part of our settlement with Versata, as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Loss on Early Extinguishment of Note Payable

Loss on early extinguishment of note payable relates to a $0.5 million charge resulting from the Versata note payoff, as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata (which was settled during the three months ended September 30, 2011 as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements), foreign currency fluctuations, and other miscellaneous expenditures.  Interest and other income (expense), net remained flat for all periods presented.

Provision for Income Taxes

During the three and six months ended September 30, 2011 and during the three months ended September 30, 2010, we did not record an income tax provision.  During the six months ended September 30, 2010, we recorded an income tax provision of approximately $4,000, which relates to nominal state minimum and franchise taxes.

Liquidity and Capital Resources

	September 30, 2011	March 31, 2011
	(in thousands)
Cash, cash equivalents and short-term investments	$14,610	$17,021
Working capital	$7,741	$14,275

	Six Months Ended September 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(2,279)	$127
Net cash used in investing activities	$(1,496)	$(2,919)
Net cash used in financing activities	$(34)	$(597)

Our primary sources of liquidity consisted of approximately $14.6 million in cash, cash equivalents and short-term investments as of September 30, 2011 compared to approximately $17.0 million in cash, cash equivalents and short-term investments as of March 31, 2011.

Net cash used in operating activities was $2.3 million for the six months ended September 30, 2011, resulting primarily from our year-to-date net loss of $2.7 million, a $0.8 million decrease in deferred revenues and a $0.2 million decrease in other accrued liabilities and other long-term liabilities.  These decreases were offset by a $1.0 million decrease in accounts receivable, net and $0.4 million in non-cash charges for depreciation and stock-based compensation expense.

Net cash provided by operating activities was $0.1 million for the six months ended September 30, 2010, resulting primarily from a $2.1 million decrease in accounts receivable, net resulting from strong cash collection efforts during the quarter, a $0.4 million increase in other accrued liabilities and long-term liabilities, and $0.4 million in non-cash charges for depreciation and stock-based compensation expense. These increases were partially offset by our year-to-date net loss of $1.1 million, and a $1.7 million decrease in deferred revenues.

Net cash used in investing activities was $1.5 million and $2.9 million for the six months ended September 30, 2011 and 2010, respectively, resulting primarily from short-term investment purchases.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was not significant for the six months ended September 30, 2011, resulting from our $4.3 million payments to Versata, offset by credit facility borrowings of $4.7 million.

Net cash used in financing activities was $0.6 million for the six months ended September 30, 2010, resulting primarily from $0.4 million of payments on our note payable to Versata, as well as $0.2 million in costs to defend our Rights Agreement.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, our credit facility, and internally generated funds. We have no outside debt other than our credit facility, and do not have any plans to enter into any additional borrowing arrangements. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, and our ability to manage costs.

We believe our cash, cash equivalents, and short-term investment balances as of September 30, 2011 are adequate to fund our operations through at least September 30, 2012. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to utilize either our Receivables Financing Facility or our Working Capital Facility or obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of September 30, 2011.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations other than the repayment of our credit facility balance. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments at September 30, 2011, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$770	$197	$505	$68	$—
Versata consulting services	500	500	—	—	—
Credit facility	4,713	4,713	—	—	—
Total	$5,983	$5,410	$505	$68	$—

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2011. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
July 1, 2011—July 31, 2011	—	$—	—	—
August 1, 2011—August 31, 2011	—	—	—	—
September 1, 2011— September 30, 2011	351	4.98	—	—

Total	351	$4.98	—	—

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	REMOVED AND RESERVED

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1	Office Lease executed July 28, 2011, and effective as of July 8, 2011, by and between 2121 El Camino Investors, LLC and Selectica, Inc. (previously filed in the Company’s report on Form 8-K filed on August 1, 2011).

10.2	Comprehensive Settlement Agreement by and between the Company and Versata dated September 20, 2011 (previously filed in the Company’s report on Form 8-K filed on September 21, 2011).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Office Lease executed July 28, 2011, and effective as of July 8, 2011, by and between 2121 El Camino Investors, LLC and Selectica, Inc. (previously filed in the Company’s report on Form 8-K filed on August 1, 2011).

10.2	Comprehensive Settlement Agreement by and between the Company and Versata dated September 20, 2011 (previously filed in the Company’s report on Form 8-K filed on September 21, 2011).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.