Form 10-Q
period 2011-12-31
SELECTICA INC
filed 2012-02-10
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of February 6, 2012, was 2,739,072.

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

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31, 2011 (Unaudited)	March 31, 2011

Assets
Current assets:
Cash and cash equivalents	$15,013	$16,822
Short-term investments	199	199
Accounts receivable, net of allowance for doubtful accounts of $54 and $55 as of December 31, 2011 and March 31, 2011, respectively	2,644	2,695
Prepaid expenses and other current assets	371	450
Total current assets	18,227	20,166
Property and equipment, net	381	423
Other assets	39	—
Total assets	$18,647	$20,589

Liabilities and Stockholders’ Equity
Current liabilities:
Credit facility (see Note 8)	$6,000	$—
Current portion of note payable to Versata (see Note 7)	—	786
Accounts payable	551	813
Accrued payroll and related liabilities	976	448
Other accrued liabilities	44	98
Deferred revenues	3,624	3,746
Total current liabilities	11,195	5,891
Note payable to Versata, net of current portion (see Note 7)	—	3,482
Other long-term liabilities	965	574
Total liabilities	12,160	9,947
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	266,398	265,973
Treasury stock (see Note 7)	(472)	—
Accumulated deficit	(259,443)	(255,335)
Total stockholders’ equity	6,487	10,642

Total liabilities and stockholders’ equity	$18,647	$20,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues:
License	$—	$664	$115	$1,804
Services	3,259	3,291	10,430	8,983
Total revenues	3,259	3,955	10,545	10,787

Cost of revenues:
License	—	136	164	320
Services	1,290	957	3,954	3,369
Total cost of revenues	1,290	1,093	4,118	3,689

Gross profit	1,969	2,862	6,427	7,098

Operating expenses:
Research and development	801	816	2,507	2,205
Sales and marketing	1,518	1,144	4,112	3,135
General and administrative	1,065	915	2,840	2,750
Fees related to Comprehensive Settlement Agreement (see Note 7)	—	—	500	—
Total operating expenses	3,384	2,875	9,959	8,090

Loss from operations	(1,415)	(13)	(3,532)	(992)

Loss on early extinguishment of note payable (see Note 7)	—	—	470	—
Interest and other income (expense), net	(18)	(41)	(106)	(137)

Loss before provision for income taxes	(1,433)	(54)	(4,108)	(1,129)
Provision for income taxes	—	—	—	4

Net loss	$(1,433)	$(54)	$(4,108)	$(1,133)

Basic and diluted net loss per share	$(0.52)	$(0.02)	$(1.47)	$(0.40)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,737	2,827	2,796	2,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
Operating activities
Net loss	$(4,108)	$(1,133)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	201	243
Loss on disposition of property and equipment	13	—
Stock-based compensation	432	360
Changes in assets and liabilities:
Accounts receivable, net	51	789
Prepaid expenses and other current assets	79	(86)
Other assets	(39)	24
Accounts payable	(262)	218
Restructuring liability	—	(7)
Accrued payroll and related liabilities	528	19
Other accrued liabilities and other long-term liabilities	337	272
Deferred revenues	(122)	(404)

Net cash (used in) provided by operating activities	(2,890)	295

Investing activities
Purchase of property and equipment	(172)	(183)
Proceeds from maturities of short-term investments	1,398	—
Purchase of short-term investments	(1,398)	(4,349)

Net cash used in investing activities	(172)	(4,532)

Financing activities
Payments on note payable to Versata (see Note 7)	(4,268)	(600)
Proceeds from issuance of common stock, net of repurchase	4	(24)
Purchase of treasury shares (see Note 7)	(472)	—
Borrowings under credit facility (see Note 8)	6,000	—
Common stock issuance costs, net (See Note 6)	(11)	(183)

Net cash provided by (used in) financing activities	1,253	(807)

Net decrease in cash and cash equivalents	(1,809)	(5,044)
Cash and cash equivalents at beginning of the period	16,822	16,957

Cash and cash equivalents at end of the period	$15,013	$11,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2011, the condensed consolidated statements of operations for the three and nine months ended December 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2011 and 2010 have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2011, and the results of operations and cash flows for the three and nine months ended December 31, 2011 and 2010, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2011 has been derived from the audited consolidated financial statements at that date.

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011		2010	2011		2010
Customer A	18%		15%	16%		16%
Customer E		*	10%		*	*

*	Less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	December 31, 2011	March 31, 2011
Customer B	*	10%
Customer C	*	16%
Customer D	13%	*
* Less than 10% of total accounts receivable.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—
Short-term investments:
Certificates of deposit	199	—	199

Total	$203	$4	$199

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$804	$804	$—
Commercial paper	13,799	13,799	—
Short-term investments:
Certificates of deposit	199	—	199

Total	$14,802	$14,603	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2011 and March 31, 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Segment Information

The Company operates as one business segment.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3. Income Taxes

At December 31, 2011, the Company had approximately $2.0 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from 1997 to 2011 due to net operating losses and tax carryforwards unutilized from such years.

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

During the three months ended December 31, 2011 and 2010, there were 6,000 and 0 restricted stock units granted, respectively.

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Valuation Assumptions

The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Risk-free interest rate	0.42%	1.09%	0.62%	0.87%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	83.20%	83.20%	82.02%	83.21%
Expected option life in years	3.27	3.16	3.26	3.11
Weighted average fair value at grant date	$2.04	$2.81	$2.71	$3.01

Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 23.91% for its options.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and RSU’s Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at September 30, 2011	1,150	550	$7.56
Options granted	(23)	23	3.70
Restricted stock units granted	(6)	6	—
Restricted stock units released	—	(3)	—
Options cancelled	34	(34)	5.59
Restricted stock units cancelled	—	(3)	—

Outstanding at December 31, 2011	1,155	539	$7.46

The weighted average term for exercisable options is 5.70 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2011 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2011 was $2.89 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at December 31, 2011 and 2010 was $0.

The options outstanding and exercisable at December 31, 2011 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$3.70 — $5.20	78	7.99	11	$5.19
$5.21 — $5.26	51	9.57	—	—
$5.27 — $5.60	49	8.61	18	5.40
$5.61 — $18.90	55	5.94	39	11.44
$18.91 — $42.40	11	2.78	11	33.64

$3.70 — $42.40	244	7.75	79	$12.34

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cost of revenues	$18	$15	$42	$40
Research and development	24	16	90	33
Sales and marketing	38	15	123	26
General and administrative	64	73	177	261
Impact on net loss	$144	$119	$432	$360

As of December 31, 2011, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $1.5 million and will be recognized over an estimated weighted average amortization period of 3.0 years.  The amortization period is based on the expected remaining vesting term of the options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three and nine months ended December 31, 2011 was $0 and $4,620, respectively. The compensation expense in connection with the ESPP for the three and nine months ended December 31, 2010 was $22,113 and $12,083, respectively.  During the nine months ended December 31, 2011 and 2010, there were 1,000 and 1,400 shares issued under the ESPP, respectively.

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	247	191	214	155
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	—	—	5	4
Total common stock equivalents excluded from diluted net loss per common share	247	191	219	159

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6. Litigation and Contingencies

From time to time, the Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

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

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Nine Months Ended December 31, 2011	Years Ended March 31, 2011, 2010 and 2009	Total
Gross legal and related costs incurred	$11	$5,409	$5,420
Less: received and anticipated reimbursement	—	(1,779)	(1,779)
Net amounts charged to APIC	$11	$3,630	$3,641

SELECTICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7. Versata Note Payable

Pursuant to the Settlement Agreement, as of December 31, 2011, the Company has paid to Versata the following payments: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 payable within five business days after the one year anniversary of the Settlement Agreement.

During the nine months ended December 31, 2011, the Company recorded a $470,000 charge on the early extinguishment of the note payable, as well as a $500,000 charge relating to the consulting services paid as part of the Settlement Agreement.

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

As of December 31, 2011, the Company owes $6.0 million under the Credit Facility.

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

Quarterly Financial Overview

For the three months ended December 31, 2011, our revenues were approximately $3.3 million.  Services revenues represented 100% of total revenues, which further demonstrates the shift in the market preference to cloud deployment models.  In addition, approximately 34% of our quarterly revenues came from three customers. Services margins for the quarter were 60%.  Net loss for the quarter was approximately $1.4 million, or $(0.52) per share. For the three months ended December 31, 2010, our revenues were approximately $3.9 million with license revenues representing 17% and services revenues representing 83% of total revenues. Approximately 31% of our quarterly revenues came from three customers. License margins for the quarter were 80% and services margins were 71%.  Net loss for the quarter was approximately $54,000, or $(0.02) per share.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011		2010	2011		2010
Customer A	18%		15%	16%		16%
Customer E		*	10%		*		*

*	Less than 10% of total revenues.

We have incurred significant losses since inception and, as of December 31, 2011, we had an accumulated deficit of approximately $259 million. We believe our success depends on the growth of our customer base and the development of the emerging contract management and compliance markets and the stability of our sales configuration customer base.

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

Results of Operations (unaudited):

Revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
License	$—	$664	$(664)	$115	$1,804	$(1,689)
Percentage of total revenues	0%	17%	(100)%	1%	17%	(94)%
Services	$3,259	$3,291	$(32)	$10,430	$8,983	$1,447
Percentage of total revenues	100%	83%	(1)%	99%	83%	16%
Total revenues	$3,259	$3,955	$(696)	$10,545	$10,787	$(242)

License. License revenues consist of revenue from licensing our software products.  For the three and nine months ending December 31, 2011, license revenues decreased $0.7 million and $1.7 million, respectively, compared to the three and nine months ending December 31, 2010 due to fewer license transactions.  We expect license revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars depending on the number and size of new license contracts.

Services. Services revenues are comprised of fees from consulting, maintenance, hosting, training, subscription revenues and out-of-pocket reimbursements.  During the three months ended December 31, 2011, services revenues were flat.  During the nine months ended December 31, 2011, services revenues increased $1.4 million compared to the nine months ended December 31, 2010 primarily due to a higher level of consulting services delivered to our customers.  In addition, we recognized higher subscription revenues from a larger number of customers.  Maintenance revenues represented 51% and 50% of total services revenues for the three months ended December 31, 2011 and December 31, 2010, respectively, and 47% and 53% of total services revenues for the nine months ended December 31, 2011 and December 31, 2010, respectively.

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

Cost of revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
Cost of license revenues	$—	$136	$(136)	$164	$320	$(156)
Percentage of license revenues	—	20%	(100)%	143%	18%	(49)%
Cost of services revenues	$1,290	$957	$333	$3,954	$3,369	$585
Percentage of services revenues	40%	29%	35%	38%	38%	17%

Cost of License Revenues. Cost of license revenues consists primarily of a fixed allocation of our research and development costs, reseller referral fees, and costs of purchased third party licenses sold to customers as part of a bundled arrangement.  During the three months ended December 31, 2011, cost of license revenues decreased by $0.1 million compared to the three months ended December 31, 2010 primarily due to a referral fee paid to a reseller on a new customer arrangement in the prior year.  During the nine months ended December 31, 2011, cost of license revenues decreased by $0.2 million compared to the nine months ended December 31, 2010 primarily due to the delivery of third party licenses sold to a customer in the prior year.  We expect cost of license revenues to maintain a consistent level in absolute dollars in fiscal 2012.

Cost of Services Revenues. Cost of services revenues is comprised mainly of salaries and related expenses of our services organization, our data center costs, plus certain allocated expenses.  During the three and nine months ended December 31, 2011, cost of services revenues increased $0.3 million and $0.6 million, respectively, compared to the three and nine months ended December 31, 2010 primarily due to an increase in the use of outside contractors.

We expect cost of services revenues to be reasonably consistent as a percentage of service revenues in fiscal year 2012.

Gross Margins

Gross margin percentages for services revenues and license revenues for the respective periods are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
License	—	80%	(43)%	82%
Services	60%	71%	62%	62%

Gross Margin — Licenses. Because we have certain license costs that are fixed, margins will vary based on gross license revenue, the nature of the license agreements and product mix. Gross margin decreased to (43)% for the nine months ended December 31, 2011 compared to 82% for the nine months ended December 31, 2010.  This was primarily due to fewer license transactions as well as a referral fee paid to a reseller on a new customer arrangement.

Gross Margin — Services. During the three months ended December 31, 2011, gross margin from services decreased to 60% compared to 71% for the three months ended December 31, 2010.  The decrease was largely due to increases in the use of outside contractors.  During the nine months ended December 31, 2011, gross margin was flat compared to the nine months ended December 31, 2010.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
Research and development	$801	$816	$(15)	$2,507	$2,205	$302
Percentage of total revenues	25%	21%	(2)%	24%	20%	14%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses remained flat during the three months ending December 31, 2011 compared to same period in 2010.  Research and development expenses increased $0.3 million during the nine months ended December 31, 2011 compared to the same period in 2010.  The increase is primarily due to ongoing investments into our Ukraine research and operations center.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research in development as evidenced by the Ukraine research and operations center. This facility continues to represent a significant investment for us as we look to execute on our global expansion strategy.

Sales and Marketing

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
Sales and marketing	$1,518	$1,144	$374	$4,112	$3,135	$977
Percentage of total revenues	47%	29%	33%	39%	29%	31%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  For the three and nine months ended December 31, 2011, sales and marketing expenses increased $0.4 million and $1.0 million, respectively, compared to the same periods in 2010.  These increases are primarily due to our 2011 annual Fusion conference, increased marketing headcount, as well as other trade show expenses.

We expect modest increases in sales and marketing expenses in fiscal 2012 in absolute dollars and as a percentage of total revenues as a result of our focus on lead generation efforts.

General and Administrative

	Three Months Ended December 31,			Nine Months Ended December 31,
	2011	2010	Change	2011	2010	Change
	(in thousands, except percentages)
General and administrative	$1,065	$915	$150	$2,840	$2,750	$90
Percentage of total revenues	33%	23%	16%	27%	25%	3%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses for the three and nine months ended December 31, 2011 increased $0.2 million and $0.1 million, respectively, compared to the same periods in 2010.  These increases were primarily due to an increase in compensation charges relating to the incentive bonus program.  We expect modest increases in general and administrative expenses in fiscal 2012 in absolute dollars and as a percentage of total revenues.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata (which was settled during the nine months ended December 31, 2011 as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements), foreign currency fluctuations, and other miscellaneous expenditures.  Interest and other income (expense), net remained flat for all periods presented.

Provision for Income Taxes

During the three and nine months ended December 31, 2011 and during the three months ended December 31, 2010, we did not record an income tax provision.  During the nine months ended December 31, 2010, we recorded an income tax provision of approximately $4,000, which relates to nominal state minimum and franchise taxes.

Liquidity and Capital Resources

	December 31, 2011	March 31, 2011
	(in thousands)
Cash, cash equivalents and short-term investments	$15,212	$17,021
Working capital	$7,032	$14,275

	Nine Months Ended December 31,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(2,890)	$295
Net cash used in investing activities	$(172)	$(4,532)
Net cash provided by (used in) financing activities	$1,253	$(807)

Our primary sources of liquidity consisted of approximately $15.2 million in cash, cash equivalents and short-term investments as of December 31, 2011 compared to approximately $17.0 million in cash, cash equivalents and short-term investments as of March 31, 2011.

Net cash used in operating activities was $2.9 million for the nine months ended December 31, 2011, resulting primarily from our year-to-date net loss of $4.1 million offset by a $0.5 million increase in accrued payroll and related liabilities, a $0.3 million increase in other accrued liabilities and other long-term liabilities, and $0.4 million in stock-based compensation expenses.

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

Net cash used in investing activities was $0.2 million for the nine months ended December 31, 2011, resulting primarily from capital asset purchases.

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

Net cash provided by financing activities was $1.3 million for the nine months ended December 31, 2011, resulting from $6.0 million received from our credit facility borrowings, offset by our $4.3 million payments to Versata, as well as $0.5 million in purchased treasury shares.

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

We believe our cash, cash equivalents, and short-term investment balances as of December 31, 2011 are adequate to fund our operations through at least December 31, 2012. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to utilize either our Receivables Financing Facility or our Working Capital Facility or obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of December 31, 2011.

We do not anticipate any significant capital expenditures, payments due on long-term obligations, or other contractual obligations other than the repayment of our credit facility balance and the $0.5 million payable to Versata in September 2012 in connection with agreed upon consulting services. However, management is continuing to review our cost structure to minimize expenses and use of cash as we implement our planned business model changes. This activity may result in additional restructuring charges or severance and other benefits.

Our contractual obligations and commercial commitments at December 31, 2011, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$756	$246	$508	$2	$—
Versata consulting services	500	500	—	—	—
Credit facility	6,000	6,000	—	—	—
Total	$7,256	$6,746	$508	$2	$—

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including the President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2011. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2011— October 31, 2011	—	$—	—	—
November 1, 2011— November 30, 2011	—	—	—	—
December 1, 2011— December 31, 2011	1,488	3.01	—	—

Total	1,488	$3.01	—	—

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

4.1
Amendment 3 dated December 28, 2011 between the Company and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement dated January 2, 2009, as amended, between the Company and the Rights Agent (previously filed in the Company’s report on Form 8-K filed on December 28, 2011).

10.1	Employment Letter Agreement dated as of October 25, 2011 by and between the Company and Jason Stern (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

10.2	Amended and Restated Severance Agreement dated as of October 25, 2011 by and between the Company and Jason Stern (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

10.3	Employment Letter Agreement dated as of October 25, 2011 by and between the Company and Todd Spartz (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

10.4	Amended and Restated Severance Agreement dated as of October 25, 2011 by and between the Company and Todd Spartz (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2012	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1
Amendment 3 dated December 28, 2011 between the Company and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement dated January 2, 2009, as amended, between the Company and the Rights Agent (previously filed in the Company’s report on Form 8-K filed on December 28, 2011).

10.1	Employment Letter Agreement dated as of October 25, 2011 by and between the Company and Jason Stern (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

10.2	Amended and Restated Severance Agreement dated as of October 25, 2011 by and between the Company and Jason Stern (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

10.3	Employment Letter Agreement dated as of October 25, 2011 by and between the Company and Todd Spartz (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

10.4	Amended and Restated Severance Agreement dated as of October 25, 2011 by and between the Company and Todd Spartz (previously filed in the Company’s report on Form 8-K filed on October 28, 2011).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.