Form 10-K
period 2012-03-31
SELECTICA INC
filed 2012-06-29
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 0-29637

SELECTICA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2121 South El Camino Real, 10th Floor, San Mateo, CA  94403
(Address of Principal Executive Offices)

(650) 532-1500
 (Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.002 par value per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $3.88 per share as reported by The NASDAQ Capital Market on that date, was $9,903,622.

As of June 5, 2012, the registrant had outstanding 2,811,729 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its fiscal year 2013 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2012. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

SELECTICA, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
MARCH 31, 2012

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

PART I

Item 1.            Business

OVERVIEW

We are a market and technology leader that helps growing companies overcome complexity with cloud-based software that speeds sales cycles and streamlines the contract process. Our guided selling, sales configuration, and contract lifecycle management solutions support the Global 2000 and growing mid-size firms in closing billions of dollars’ worth of business each year.

Selectica Contract Lifecycle Management (CLM) combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud solution streamlines contract activities, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals. It helps companies automate their contract processes, providing a greater level of access to contracts and supporting documents while lowering risk, increasing compliance, and discovering opportunities to increase contract value.

Selectica Guided Selling streamlines the management and dissemination of complex product information, enabling companies to streamline the opportunity-to-order process. Our Guided Selling solution can be seamlessly integrated with leading CRM systems such as Salesforce.com and others, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used. This helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate accurate sales proposals more quickly, we believe our cloud solution helps companies to close deals faster, accelerate revenue generation and enhance customer relationships.

While we offer our customers a range of purchasing and deployment options, from subscription licenses deployed in the cloud to perpetual licenses deployed behind the firewall, beginning in fiscal 2012, we began focusing our business and revenue model on recurring revenues.  This is part of our three year plan to transform our business into a software-as-a-service (“SaaS”) business.

Along with our software, we provide our customers with an array of services to assist them in implementations, customizations, system upgrades, migrations, and solution architecture.

Selectica was incorporated in California in June 1996 and re-incorporated in Delaware in November 1999. The company’s principal executive offices are located at 2121 South El Camino Real 10th Floor, San Mateo, California, 94403 and its website is www.selectica.com.

SELECTICA PRODUCTS

Selectica Contract Lifecycle Management

Selectica Contract Lifecycle Management (CLM) automates the entire contract lifecycle—from initial request through contract renewal. We believe that our cloud solutions offer a high degree of flexibility, enabling customers across many departments (e.g., sales, services, procurement, finance, IT, leasing, intellectual property, and more) to model their specific contracting processes and to manage the lifecycle of a contract from creation through closure. We believe our CLM solution meets the needs of many challenging and dynamic organizations:

•
Corporate legal organizations. The General Counsel’s office and other legal organizations can use Selectica CLM to move paper-bound contracts into a secure, centralized, and searchable electronic repository, and gain visibility and control of all corporate agreements.

•	Procurement organizations. Procurement contract managers can use Selectica CLM to expose off-contract spending.

•
Sales organizations. Sales organizations can use Selectica CLM to shorten the sales cycle and speed time to revenue, while potentially protecting the company from inadvertent and expensive contract errors.

•
Finance organizations.  Finance organizations can use Selectica CLM to identify and account for non-standard terms and pricing in the revenue cycle while discovering unrealized revenue buried in sales agreements.

•
Contract Administration. Contract administrators can use Selectica CLM to create visibility into contract obligations not captured by ERP and CRM and empower non-contract professionals to create and execute basic contracts.

We believe our CLM solution provides the following key features:

Repository
•         Centralized repository for contracts and attachments
•         Full-text, Boolean, and fuzzy search functionality
•         Ability to attach native, scanned, and faxed documents to any contract record
•         Advanced filtering tools, folders, and hierarchies for document organization
•         Amendment consolidation in a single auditable “effective view”

Contract authoring
•         Microsoft Word add-in for creating, authoring, editing, and checking in contracts
•         Data extraction from .doc, .pdf, and faxed third-party documents
•         Step-by-step contract creation wizard

Contract process management
•         Conditional, parallel, and serial approval workflows
•         ESignature integrations (wet or electronic)
•         Composers for contracts, boilerplates, approvals, tasks, notifications, and user accounts
•         Obligation tracking with alerts, post-execution workflow steps, and advanced reporting
•         Alerts for contract renewal opportunities
•         Contract renewal authoring based on previous contract records

Mobile support
•         Compatibility with iPad, iPhone, Android, and Blackberry devices
•         Single-click mobile approvals
•         Mobile interface for approving, rejecting, commenting on, and reassigning contracts

Alerts
•         Notifications and tasks for expirations, renewals, obligations, and key milestones
•         Custom email alerts

Reporting and analytics
•         Scheduled and ad-hoc reporting capabilities
•         One-click switching between contract record and report results
•         Automated report emails in .pdf, .xls, or .xml format
•         Integrations with external report writers, including Crystal Reports, Cognos, and Adobe
•         Contract fulfillment tracking
•         Personalized dashboards

Integration
•         Integration with Selectica Guided Selling

•         Integration with ERP and business intelligence tools
•         Integration with Salesforce.com CRM
•         Integration with EMC Documentum

Security
•         Strong network (128-bit SSL) and data security
•         Permission-based access to data and business processes
•         Security and audit reporting

Administration
•         Suite of composers for managing data, templates, clauses, and more
•         Cloud deployment
•         Configurable, easy-to-manage interface

Selectica Guided Selling

Selectica Guided Selling (GS) combines the patented Selectica sales configuration technology with a web front-end to make it easier for companies to manage and disseminate complex product and pricing information. Its step-by-step interface guides salespeople and channel partners through the selling process, allowing only valid options and features at each step, thus making the quoting and selling process simpler, faster, and cheaper. Unlike many competitive solutions, Selectica Guided Selling enables virtually unlimited product configuration, pricing and quoting flexibility and provides tight integration with existing applications like CRM and ERP. We believe our Guided Selling cloud solution helps organizations reduce sales cycle time and increase productivity through faster product development, easier product updates, automated sales processes, and seamless integration with existing back-end systems, thus helping to ensure order accuracy. Since quotes are automatically generated, costly product configuration errors are eliminated, margin is preserved, and precious sales time is saved.

Selectica Guided Selling is designed to automate product, solution, and sales configuration for companies with complex product and service offerings. We believe that our Guided Selling solution provides the following key features:

Administration

• Playbook interface for defining, maintaining, and updating product rules and behaviors
• Powerful configuration engine that sets conditions by constraints or rules with no coding required
• Easy-to-manage web-based solution
• Integrations with ERP, CRM, and CLM
• Easy spreadsheet import and export
• Role-based access controls
• Permission-based rule publishing
• HTTPS security
• Automated data migration

Sales automation

• Step-by-step guided selling interface
• Fully customizable smart messaging
• Searchable product catalog
• Automated quote generation

• Alerts for expirations, renewals, and upsell opportunities
• Parallel, serial, and conditional approval workflows

Product and sales configuration

• Line-item discounting
• Quote-level discounting
• Rule enforcement for discounting, pricing, promotions, bundling, and margins
• Line-item configurability
• Role-based visibility, pricing, and item availability

Quote generation

• Ability to create multiple quotes per opportunity
• Individual product configurability

Proposal generation (requires integration with Selectica CLM)

• Branded custom layouts for proposal documents
• Proposal generation in PDF or Microsoft Word format
• Ability to generate multiple proposals per opportunity
• Optional eSignature integration
• Ability to email proposals directly from application

Reporting and analytics

• Personalized dashboards
• Group and individual reports
• Lead-to-quote visibility
• Quote-based reporting

Employees

As of March 31, 2012, we had a total of 53 employees, all located in the United States. Of the total, 9 are engaged in research and development, 18 are engaged in professional services, 19 are engaged in sales and marketing, and 7 are engaged in general & administration.  None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Selectica Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract lifecycle management and sales configuration solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solutions acting under our direction.  As of March 31, 2012, the Professional Services organization had 18 employees.

Sales and Marketing

We sell our CLM and GS cloud solutions primarily through our direct sales force along with strategic and OEM partners.  As of March 31, 2012, our sales team consisted of 11 employees and our marketing team consisted of 8 employees.

Our CLM and GS direct sales force is complemented by business partners, supported by telesales and system engineering resources. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience. We have also developed specific partner relationships to expand our solutions and domain expertise into various targeted markets. We believe that the cultivation and integration of these support networks assists in both the establishment and enhancement of customer relationships.

Our marketing department is engaged in revenue-centered, sales-support and awareness-building activities, such as lead generation programs, web marketing, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.

Research and Development

To date, we have invested substantial resources in research and development.  As of March 31, 2012, we had 9 full-time engineers and technical writing specialists, as well as approximately 28 engineers contracted through our Odessa, Ukraine facility as noted below.  Our team primarily works on product development, enhancements, documentation, and quality assurance. For the fiscal years ended March 31, 2012 and 2011, we incurred approximately $3.4 million and $3.0 million, respectively on research and development.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of the product subscription or license arrangement.

International Operations

As of March 31, 2012 and 2011, we did not have any employees or operations outside the United States but we do business with a number of non-US based companies.  During fiscal 2011, we entered into a relationship with a third party that opened a research and operations center in Odessa, Ukraine.  This facility represents a significant investment for us as we look to execute on our global expansion strategy.

Competition

The market for cloud-based software solutions in general, including our CLM and Guided Selling solutions, continues to rapidly change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from (i) publicly-held and private software companies that offer integrated solutions or specific products that compete with our CLM or GS solutions, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations.

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

Intellectual Property and Other Proprietary Rights

We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold five patents in the United States.  In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

Item 1A.         Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, and in the other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings.

We have a history of losses and may incur losses in the future.

We incurred net losses of approximately $6.3 million and $1.5 million for the fiscal years ended March 31, 2012 and 2011, respectively. We had an accumulated deficit of approximately $261.6 million as of March 31, 2012. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company, we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

We do not know the impact of current economic conditions on our customers and our business.

The United States and world economies currently face a number of economic challenges, including the availability of credit for businesses and consumers. The financial markets have been dramatically and adversely affected and many companies have been either cutting back expenditures or delaying plans to add additional systems. While there are some indications that companies may be starting to increase capital expenditures, if general economic conditions flatten or decline and cause companies to reduce their capital expenditures, the ability of our customers to pay for or obtain funding to pay for our products and services may be adversely affected, which would then have a significant adverse impact on our ability to generate revenues and cash flow and may cause us to sustain further losses.

Our business could be seriously harmed as a result of recent management changes or if we lose the services of our key personnel.

Our success depends substantially on the contributions and abilities of our executive management team and other key employees.  We believe that these individuals understand our operational strategies and priorities and the steps necessary to drive our long-term growth and stockholder value.  The loss of services of one or more members of our management team or other key personnel could disrupt our operations and seriously harm our business.

In addition, certain members of our management team have been with us for a limited period of time:  Leonard Rainow, our Chief Operating Officer, Doug Bell, our Chief Commercial Officer, and Kamal Ahluwalia, our Chief Strategy Officer, were appointed in 2011.  There can be no assurance that they will be effective in their roles or that they will not take some time before they achieve desired levels of performance.

We have relied and expect to continue to rely on orders from a relatively small number of customers for a substantial portion of our revenues, and the loss of any of these customers would significantly harm our business and operating results.

Our revenues are dependent on orders from a relatively small number of customers. Our three largest customers accounted for approximately 33% and 28% of our revenues for the fiscal years ended March 31, 2012 and 2011, respectively. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be significantly harmed.

Our annual and quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.

We generate revenue by providing SaaS solutions through subscription license arrangements and related professional services, as well as through perpetual and term licenses and related software maintenance and professional services.   We recognize revenue in accordance with generally accepted accounting standards for software and service companies.  We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) fees are fixed or determinable and (4) collectability is probable.  If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

Our annual and quarterly recurring and non-recurring revenues may fluctuate due to our inability to perform services, achieve specific milestones and obtain formal customer acceptance of specific elements of the overall completion of a project. As we provide such services and products, the timing of delivery and acceptance, changed conditions with the customers and projects could result in changes to the timing of our revenue recognition, and thus, our operating results.

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

Our CLM customers license our software in a number of ways including subscription licenses and perpetual licenses, which may be hosted in our third-party hosting center or on the customer’s own facilities. Historically the bulk of our license revenues have come from perpetual licenses which, if revenue recognition requirements are met, are recognized upon execution or release of contingencies, if any. However, more recently with the increase in demand for our SaaS-based subscription CLM solution, during fiscal 2012, we have transitioned our business model to focus on subscription sales and expect this trend to continue.  The trend towards our customers shifting to subscription licenses, which include maintenance and may include hosting, will likely continue to affect our short-term financial results since the larger payments associated with perpetual licenses are substituted with smaller but more frequently recurring payments from our customers.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold five patents in the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Regardless of the outcome, such litigation may require us to incur significant legal expenses and management time. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

In addition, we have previously been subject to claims of third parties that our products and services infringe their intellectual property rights.  For example, in October 2007 we agreed to settle a patent infringement lawsuit brought by Versata Enterprises, Inc. and a related party for a $10 million payment in October 2007 and an additional amount of not more than $7.5 million, which we paid in full in fiscal 2012. It is possible that in the future, other third parties may claim that our current or potential future products infringe their intellectual property rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert management’s time from developing our business, cause product shipment delays, require us to enter into royalty or licensing agreements or require us to satisfy indemnification obligations to our customers. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Our lengthy sales cycle for our products makes it difficult for us to forecast revenue and exacerbates the variability of quarterly fluctuations, which could cause our stock price to decline.

The sales cycle of our products has historically averaged between nine to twelve months, and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources, and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.  With the transition of our focus to a subscription sales SaaS model, we expect to shorten our sales cycle and reduce the impact of delays in customer sales in any particular quarter. However, until we complete the transition of our business model to a SaaS-based model, the effects of delays in any particular customer sale may cause a significant impact on our operating results.

Developments in the market for cloud-based software solutions, including our CLM and Guided Selling solutions, may harm our operating results, which could cause a decline in the price of our common stock.

The market for cloud-based software solutions, including CLM and Guided Selling solutions, is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems. With the transition of our focus to a subscription sales SaaS model which may help address certain market challenges, the rapid change in the marketplace nonetheless poses a number of concerns. Any decrease in technology infrastructure spending may reduce the size of the market for our solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for our solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

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

Non-recurring revenues are comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training.   Professional services generated 34% and 29% of our total revenues during the fiscal years ended March 31, 2012 and 2011, respectively.  Our professional services revenues have lower gross margins than license revenues and recurring revenues. We generally charge for our professional services on a time and materials basis rather than on a fixed-fee basis. To the extent that customers are unwilling to utilize third-party consultants or require us to provide professional services on a fixed-fee basis, our cost of services revenues could increase and could cause us to recognize a loss on a specific contract, either of which would adversely affect our operating results. If we do not properly manage our costs of professional services, we could adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

Some of our CLM customers’ licenses are hosted by a third-party data center provider under contract to us. Failure of the data center provider to maintain service levels as contracted could result in customer dissatisfaction, customer losses and potential product warranty or performance liabilities.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of our company.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and our stockholder rights agreement, as amended to date, may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

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

The Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and The NASDAQ Capital Market, have required changes in corporate governance practices of public companies. These rules are increasing our legal and financial compliance costs and causing some management and accounting activities to become more time-consuming and costly. This includes increased levels of documentation, monitoring internal controls, and increased manpower and use of consultants to comply. We have and will continue to expend significant efforts and resources to comply with these rules and regulations and have implemented a comprehensive program of compliance with these requirements and high standards of corporate governance and public disclosure.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

Facilities

In July 2011, we entered into a new lease for office space in San Mateo, California, to which we relocated our headquarters on October 1, 2011.  The lease is for approximately 10,287 square feet of office space for a term of 39 months.

Item 3.            Legal Proceedings

In the future we may be subject to lawsuits, including claims relating to intellectual property matters or securities laws. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business. If successful against us, we could be liable for large damage awards and, in the case of patent litigation, subject to injunctions that significantly harm our business.

Item 4.            Mine Safety Disclosures

 Not applicable.

PART II

Item 5.            Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded over the counter on The NASDAQ Capital Market (“NASDAQ”) under the symbol “SLTC.” Our common stock began trading in March 2000.

As of June 5, 2012, there were approximately 98 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

	High	Low
Fiscal 2011
First Quarter	$6.30	$4.30
Second Quarter	$5.99	$4.50
Third Quarter	$5.66	$4.27
Fourth Quarter	$6.28	$4.19
Fiscal 2012
First Quarter	$6.21	$4.49
Second Quarter	$5.49	$3.88
Third Quarter	$4.00	$2.60
Fourth Quarter	$4.60	$2.90

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2012, certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by stockholders	476	$7.35	1,039	(1)(2)
Equity compensation plans not approved by stockholders	1	$38.50	184
Total	477	$7.48	1,223

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)
Beginning January 1, 2001, and each anniversary thereafter up to and including January 1, 2010, the number of shares reserved for issuance under our 1999 Equity Incentive Plan was automatically increased by the lesser of 5% of the then outstanding shares of common stock or 180,000 shares.  In May 2010, the 1999 Equity Incentive Plan was amended such that the number of shares reserved for issuance is no longer automatically increased and a total of 1,551,000 shares are reserved for future issuance thereunder.  On each May 1, starting in 2001, the number of shares reserved for issuance under our 1999 Employee Stock Purchase Plan will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 100,000 shares.

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

Use of Proceeds from Sales of Registered Securities

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us.  During the year ended March 31, 2012, the Company acquired a total of 116,803 shares at a total cost of $0.6 million, of which 96,000 shares were repurchased pursuant to the settlement with Versata described further in Note 7 of the Notes to Consolidated Financial Statements.  The following table shows the shares acquired by us during the quarter ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
January 1, 2012 – January 31, 2012	—	—	—	—
February 1, 2012 – February 29, 2012	—	—	—	—
March 1, 2012—March 31, 2012	18,964	$4.06	—	—

Total	18,964	$4.06	—	—

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

Overview

We provide cloud-based software solutions that help growing companies to close deals faster, more profitably, and with lower risk.

Selectica Contract Lifecycle Management (CLM) combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud-based solution streamlines contract processes, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals.  It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other purposes.  The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

Selectica Guided Selling (GS) streamlines the management and dissemination of complex product information enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Guided Selling solution can be seamlessly integrated with leading CRM systems, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used.  This helps to simplify and automate the configuration, pricing, and quoting of complex products and services.  By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud-based solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Summary of Operating Results for Fiscal 2012

During the fiscal year ended March 31, 2012, our total revenues decreased by 5%, or $0.7 million, to $13.8 million compared with total revenues of $14.5 million for the fiscal year ended March 31, 2011.  Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $8.9 million, or 65% of total revenues, representing an increase of $1.0 million, or 13%, over fiscal 2011.  Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $4.9 million, or 35% of total revenues, representing a decrease of $1.7 million, or 26%, over fiscal 2011.  The increase in recurring revenues year over year resulted primarily from new subscription license customers reflecting the shift in business focus and strategy to emphasize our cloud-based solutions.  The decrease in non-recurring revenues year over year was primarily due to significantly lower license revenues resulting from our shift to a cloud-based business model.  These decreases were partially offset by an increase in consulting revenues.

During the fiscal year ended March 31, 2012, our net loss increased by 322%, or $4.8 million, to $6.3 million compared to a net loss of $1.5 million for the fiscal year ended March 31, 2011. The most significant factors affecting the increase in our net loss were (i) increases in research and development, which reflect our ongoing investments in new and differentiated product offerings, (ii) increases in marketing costs as we continue to transform Selectica into a cloud-based SaaS business, (iii) higher compensation costs, (iv) an increase in the use of outside contractors, and (v) payments and related expenses in connection with our Settlement Agreement with Versata (discussed more fully in Note 13 of our Notes to Consolidated Financial Statements).

Shift in Business Model

In response to market demand, beginning in 2012, we have shifted our primary business focus from the sale of perpetual licenses to subscription license arrangements for our cloud-based solutions.  Our business and revenue model is now focused on recurring revenues.  This shift could adversely affect our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements will help to increase our ability to attract new customers and improve the predictability of our revenues and cash flows by reducing our dependency on the larger, perpetual licensing arrangements.  Despite the shift in our business model to focus more on subscription licensing arrangements, which has had the corresponding effect of increasing our recurring revenue, our customers have varied preferences for how they want to deploy our solutions.  As such, we will continue to offer and support the traditional software license model that some of our customers still prefer.

Global Settlement with Versata Enterprises

During the fiscal year ended March 31, 2012, we entered into a comprehensive settlement agreement with Versata Enterprises to settle all prior claims between the two companies. The agreement included a mutual cross license of patents, a mutual release of claims against the other, and a mutual covenant not to sue, restricting both parties’ ability to bring future claims against the other.

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

Results of Operations

Revenues

	2012	2011	Change
	(in thousands, except percentages)
Recurring revenues	$8,930	$7,937	$993
Percentage of total revenues	65%	55%	13%
Non-recurring revenues	$4,857	$6,586	$(1,729)
Percentage of total revenues	35%	45%	(26)%
Total revenues	$13,787	$14,523	$(736)

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Our fiscal 2012 recurring revenues increased by $1.0 million from the prior year primarily due to new subscription license customers.

Non-recurring revenues.  Non-recurring revenues are comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training.  Non-recurring revenues for fiscal year 2012 decreased by $1.7 million due to lower perpetual license revenues.  This was due to our ongoing shift to a cloud-based SaaS business model which typically produces subscription license revenue recognized ratably over the term of the contract.  These decreases were partially offset by an increase in consulting revenues.

We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on new license revenue and the number and size of new software implementations and follow-on services to our existing customers. We expect recurring revenues to fluctuate in absolute dollars and as a percentage of total revenues with respect to the number of maintenance renewals, and number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2012	2011
Customer A	17%	16%

We do not have significant foreign activities and sales to foreign customers accounted for only 6% of total revenue. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

Cost of Revenues

	2012	2011	Change
Recurring cost of revenues	$986	$823	$163
Percentage of recurring revenues	11%	10%	20%
Non-recurring cost of revenues	$4,567	$4,081	$486
Percentage of non-recurring revenues	94%	62%	12%
Total cost of revenues	$5,553	$4,904	$649

Recurring cost of revenues. Recurring cost of revenues consist of costs associated with supporting our data center, a fixed allocation of our research and development costs, and salaries and related expenses of our support organization.  During fiscal 2012, recurring cost of revenues increased $0.2 million or 20% compared to the prior year primarily due to an increase in license and support costs in our data center, higher compensation expenses in our support organization, and a higher allocation of R&D costs.

We expect recurring cost of revenues to increase in absolute dollars in fiscal 2013.

Non-recurring cost of revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses.  During fiscal 2012, these costs increased by approximately $0.5 million primarily due to the increase in the use of third-party consultants used for our system implementations.

We expect non-recurring cost of revenues to increase in absolute dollars in fiscal 2013.

Gross Profit and Margin

	2012	2011
Gross margin, recurring revenues	89%	90%
Gross margin, non-recurring revenues	6%	38%
Gross margin, total revenues	60%	66%

Gross profit was $8.2 million, or 60% of revenues, in fiscal 2012 compared with $9.6 million, or 66% of revenues, in fiscal 2011. The decrease in gross profit percentage during fiscal year 2012 resulted from lower revenues due to our ongoing shift to a cloud-based SaaS business model and an increase in the use of third-party consultants used for our system implementations.

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2012 and 2011 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

We expect that our overall gross margins will continue to fluctuate due to the timing of service and license revenue recognized from perpetual licenses and will continue to be adversely affected by lower margins associated with service revenues. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants, and the overall utilization rates of our professional services organization.

Operating Expenses

	2012	2011	Change
Total research and development	$3,394	$2,998	$396
Percentage of total revenues	25%	21%	13%

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The increase in research and development expenses of $0.4 million in fiscal 2012 compared to fiscal year 2011 was primarily due to additional expenses invested into our Ukraine research and operations center.

We expect research and development expenditures to remain relatively flat in fiscal 2013.

	2012	2011	Change
Sales and marketing	$6,247	$4,366	$1,881
Percentage of total revenues	45%	30%	43%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  In fiscal 2012, sales and marketing expenses increased $1.9 million primarily due to increased marketing headcount, our recently updated website and new logo, our 2011 annual Fusion user conference as well as other trade show expenses.  We expect increases in sales and marketing expenses in fiscal 2013 compared to fiscal 2012 both in absolute dollars and as a percentage of total revenues.

	2012	2011	Change
General and administrative	$3,767	$3,564	$203
Percentage of total revenues	27%	25%	6%

General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased $0.2 million in fiscal 2012 compared with fiscal 2011 primarily due to increases in legal, accounting, and bad debt expenses, partially offset by reductions in the use of outside contractors.  We expect modest increases in general and administrative expenses in fiscal 2013 compared to fiscal 2012 in absolute dollars.

Fees Related To Comprehensive Settlement Agreement.  Fees related to our Comprehensive Settlement Agreement consist of a $0.5 million charge for consulting services as part of our settlement with Versata, as discussed further in Note 7 of the Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Note Payable

Loss on early extinguishment of note payable relates to a $0.5 million charge resulting from the Versata note payoff, as discussed further in Note 7 of the Notes to Consolidated Financial Statements.

Other Income (Expense), Net

	2012	2011	Change
Other income (expense), net	$(143)	$(224)	$81

 Other income (expense), net consists primarily of interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures.  In fiscal 2012, other income (expense), net decreased $0.1 million primarily due to the Versata note payoff, as discussed further in Note 7 of the Notes to Consolidated Financial Statements.

Interest Income

	2012	2011	Change
Interest income	$20	$51	$(31)

Interest income consists primarily of interest earned on cash balances and short-term investments.  Interest income decreased during fiscal year 2012 compared to fiscal year 2011, and was immaterial for both years.  We anticipate that interest income in fiscal 2013 will decline relative to fiscal 2012 as a result of lower cash balances and lower interest rates.

Provision for Income Taxes

We did not record an income tax expense for fiscal 2012 and we recorded an income tax expense of approximately $4,000 for fiscal 2011.  As of March 31, 2012, we had federal and state net operating loss carryforwards of approximately $183.1 million and $86.5 million, respectively. As of March 31, 2012, we also had federal and state research and development tax credit carryforwards of approximately $3.3 million and $4.8 million, respectively.

The fiscal 2012 and 2011 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss carryforwards and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

	2012	2011
	(in thousands)
Cash, cash equivalents and short-term investments	$16,076	$17,021
Working capital	$5,405	$14,275
Net cash (used for) provided by operating activities	$(1,929)	$1,174
Net cash used for investing activities	$(213)	$(210)
Net cash provided by (used for) financing activities	$1,197	$(1,099)

Our primary sources of liquidity consisted of approximately $16.1 million in cash, cash equivalents and short-term investments as of March 31, 2012, $6.0 million of which was received from our short-term credit facility.  This compares to approximately $17.0 million in cash, cash equivalents and short-term investments as of March 31, 2011.

Net cash used for operating activities was $1.9 million for the twelve months ended March 31, 2012, resulting primarily from our net loss of $6.3 million, adjusted for non-cash expenses totaling $0.9 million, which included depreciation, losses on disposal of property and equipment, and stock-based compensation expense.  In addition, we had changes in assets and liabilities providing $3.5 million in cash, driven primarily by a $2.4 million increase in deferred revenues, and a $1.3 million increase in accrued payroll and related liabilities, offset by a $0.4 million decrease in accounts payable.

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

Net cash used for investing activities was $0.2 million for the twelve months ended March 31, 2012 and 2011, resulting primarily from the purchase of capital assets.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash provided by financing activities was $1.2 million for the twelve months ended March 31, 2012, resulting primarily from $6.0 million received from our credit facility borrowings, offset by our $4.3 million payments to Versata, as well as $0.5 million in purchased treasury shares in connection with our Settlement Agreement with Versata.

Net cash used in financing activities was $1.1 million for the twelve months ended March 31, 2011, resulting primarily from $0.3 million in costs to defend our Rights Agreement, as well as $0.8 million of payments on our note payable to Versata.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, and our short-term credit facility.  We have no outside debt other than our short-term credit facility, and do not have any plans to enter into any additional borrowing arrangements. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, and our ability to manage costs.

We believe our cash, cash equivalents, and short-term investment balances as of March 31, 2012 should be adequate to fund our operations through at least March 31, 2013. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated.  After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$687	$243	$444	$—	$—
Versata consulting services	500	500	—	—	—
Credit facility	6,000	6,000	—	—	—
Other	8	3	4	1	—
Total	$7,195	$6,746	$448	$1	$—

Our contractual obligations and commercial commitments at March 31, 2012 were approximately $7.2 million. We had no significant commitments for capital expenditures as of March 31, 2012.

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

We have audited the accompanying consolidated balance sheets of Selectica, Inc. (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2012.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Selectica, Inc. at March 31, 2012 and March 31, 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ ARMANINO MCKENNA LLP
San Jose, California
June 29, 2012

SELECTICA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$15,877	$16,822
Short-term investments	199	199
Accounts receivable, net of allowance for doubtful accounts of $50 and $55, as of March 31, 2012 and 2011, respectively	2,446	2,695
Prepaid expenses and other current assets	531	450
Total current assets	19,053	20,166

Property and equipment, net	362	423
Other assets	39	—

Total assets	$19,454	$20,589

Liabilities and Stockholders’ Equity
Current liabilities:
Credit facility	$6,000	$—
Current portion of note payable to Versata (See Note 7)	—	786
Accounts payable	395	813
Accrued payroll and related liabilities	1,771	448
Other accrued liabilities	88	98
Deferred revenues	5,394	3,746

Total current liabilities	13,648	5,891

Note payable to Versata, net of current portion	—	3,482
Long-term deferred revenues	1,327	574
Other long-term liabilities	41	—

Total liabilities	15,016	9,947

Commitments and contingencies (See Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 1,000 shares at March 31, 2012 and 2011, respectively; None issued and outstanding	—	—
Common stock, $0.002 par value: Authorized: 15,000 shares at March 31, 2012 and 2011, respectively Issued: 2,892 and 2,831 shares at March 31, 2012 and 2011, respectively Outstanding: 2,796 and 2,831 shares at March 31, 2012 and 2011, respectively	4	4
Additional paid-in capital	266,508	265,973
Treasury stock at cost – 96 and 0 shares at March 31, 2012 and 2011, respectively	(472)	—
Accumulated deficit	(261,602)	(255,335)

Total stockholders’ equity	4,438	10,642

Total liabilities and stockholders’ equity	$19,454	$20,589

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Revenues:
Recurring revenues	$8,930	$7,937
Non-recurring revenues	4,857	6,586

Total revenues	13,787	14,523
Cost of revenues:
Recurring cost of revenues	986	823
Non-recurring cost of revenues	4,567	4,081

Total cost of revenues	5,553	4,904
Gross profit:
Recurring gross profit	7,944	7,114
Non-recurring gross profit	290	2,505

Total gross profit	8,234	9,619

Operating expenses:
Research and development	3,394	2,998
Sales and marketing	6,247	4,366
General and administrative	3,767	3,564
Fees related to comprehensive settlement agreement	500	—

Total operating expenses	13,908	10,928

Loss from operations	(5,674)	(1,309)
Loss on early extinguishment of note payable	(470)	—
Other income (expense), net	(143)	(224)
Interest income	20	51

Loss before provision for income taxes	(6,267)	(1,482)
Provision for income taxes	—	(4)

Net loss	$(6,267)	$(1,486)

Basic and diluted net loss per share	$(2.25)	$(0.53)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,787	2,821

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at March 31, 2010	2,811	$4	$265,836	$(253,849)	—	$—	$11,991
Stock-based compensation expense	—	—	435	—	—	—	435
Proceeds from sales of shares through employee stock purchase plan	1	—	6	—	—	—	6
Issuance of restricted stock, net of repurchase	19	—	(29)	—	—	—	(29)
Common stock issuance costs, net	—	—	(275)	—	—	—	(275)
Net loss	—	—	—	(1,486)	—	—	(1,486)
Balance at March 31, 2011	2,831	$4	$265,973	$(255,335)	—	$—	$10,642

Stock-based compensation expense	—	—	599	—	—	—	599
Proceeds from sales of shares through employee stock purchase plan	1	—	4	—	—	—	4
Purchase of treasury shares	—	—	—	—	(96)	(472)	(472)
Issuance of restricted stock, net of repurchase	60	—	(68)	—	—	—	(68)
Net loss	—	—	—	(6,267)	—	—	(6,267)
Balance at March 31, 2012	2,892	$4	$266,508	$(261,602)	(96)	$(472)	$4,438

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2012	2011
	(in thousands)
Operating activities:
Net loss	$(6,267)	$(1,486)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	261	321
Loss on disposition of property and equipment	13	2
Stock-based compensation expense	599	435
Changes in assets and liabilities:
Accounts receivable, net	249	1,547
Prepaid expenses and other current assets	(81)	88
Other assets	(39)	24
Accounts payable	(418)	204
Restructuring liability	—	(7)
Accrued payroll and related liabilities	1,322	(35)
Other accrued and long-term liabilities	31	835
Deferred revenues	2,401	(754)

Net cash (used for) provided by operating activities	(1,929)	1,174

Investing activities:
Purchase of capital assets	(215)	(209)
Proceeds from disposition of property and equipment	2	—
Purchase of short-term investments	(1,398)	(4,351)
Proceeds from maturities of short-term investments	1,398	4,350

Net cash used for investing activities	(213)	(210)

Financing activities:
Payments on note payable to Versata	(4,268)	(800)
Common stock issuance costs, net	—	(275)
Borrowings under credit facility	6,000	—
Purchase of treasury shares	(472)	—
Repurchases of common stock, net of proceeds for common stock issuance	(63)	(24)

Net cash provided by (used for) financing activities	1,197	(1,099)

Net decrease in cash and cash equivalents	(945)	(135)
Cash and cash equivalents at beginning of the period	16,822	16,957

Cash and cash equivalents at end of the period	$15,877	$16,822

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$4
Interest expense	$15	$—

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Business

Selectica, Inc. (the “Company” or “Selectica”) is a market and technology leader in cloud-based solutions that helps growing companies to close deals faster, more profitably, and with lower risk.  Selectica is committed to making its customers successful by developing innovative software that the world’s most successful companies rely on to improve the effectiveness of their sales and contracting processes.  Founded in 1996, the Company was originally organized to provide configuration, pricing management and quoting solutions for automating customers’ opportunity to order process.  Then in May 2005, the Company purchased Determine Software, Inc. and entered the contract management software business.  The Company's software solutions are based on patented technologies delivered through the cloud, making it easy for customers in industries like high-tech, telecommunications, manufacturing, healthcare, financial services, and government contracting to overcome product and channel complexity, increase deal value, and accelerate time to revenue.

2.     Summary of Significant Policies

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation, none of which had an impact on the Company’s consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances periodically exceed the FDIC insured amounts. Investments are not protected by FDIC insurance.  As of March 31, 2012, the Company only has short-term investments in a certificate of deposit. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have not been significant.

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

Revenue Recognition

The Company generates revenues by providing its SaaS solutions through subscription license arrangements and related professional services, as well as through perpetual and term licenses and related software maintenance and professional services. The Company presents revenue net of sales taxes and any similar assessments.

The Company recognizes revenues in accordance with generally accepted accounting standards for software and service companies.  The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) fees are fixed or determinable and (4) collectability is probable.  If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

Recurring revenues.    Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Recurring revenues are recognized ratably over the stated contractual period.

Non-recurring revenues.    Non-recurring revenues are comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training.  Generally, the Company’s professional services arrangements are on a time-and-materials basis.  Time and material services are recognized as revenue as the services are rendered based on inputs to the project, such as hours incurred. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance on a monthly basis, utilizing hours incurred to date as a percentage of total estimated hours to complete the project.  If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues.  Perpetual license sales are recognized upon delivery of the product, assuming all the other conditions for revenue recognition have been met.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria are satisfied.  Reimbursements, including those related to travel and out-of-pocket expenses are included in non-recurring revenues, and an equivalent amount of reimbursable expenses is included in non-recurring cost of revenues.

New accounting guidance for multiple-deliverable revenue arrangements includes the following:

• provides updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•  requires an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

• eliminates the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

These criteria apply to our arrangements with multiple-deliverables, including subscription revenues and professional services revenues.  The Company adopted this accounting guidance on April 1, 2011, for applicable arrangements entered into or materially modified after April 1, 2011. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial statements in the period under report and is not expected to significantly affect the timing and pattern of revenue recognition in future periods.

Prior to the adoption of the new accounting guidance, the Company had established VSOE of fair value for maintenance, subscription arrangements, and for time-and-material professional services.

The Company determines the best estimated selling price of each element in an arrangement based on a selling price hierarchy.  The best estimated selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. Total arrangement fees will be allocated to each element using the relative selling price method. The Company is currently using the cost plus a reasonable mark-up to establish ESP for fixed fee services.

The Company considered all of the following factors to establish the ESP for fixed fee service arrangements when sold with its subscription licenses: the weighted average of actual sales prices of professional services sold on a standalone basis for subscription licenses; average billing rate for fixed fee service agreements when sold with subscription services, cost plus a reasonable mark-up and other factors such as gross margin objectives, pricing practices and growth strategy.

Prior to the adoption of the new accounting guidance, the Company’s revenue recognition policy was as follows:

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

	Fiscal Years Ended March 31,
	2012	2011
Customer A	17%	16%

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended March 31,
	2012	2011
Customer A	*	10%
Customer B	*	16%
Customer C	22%	*
Customer D	11%	*

*	Less than 10% of total accounts receivable.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2012 and 2011. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2012 and 2011.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2012 and 2011 was approximately $14,000 and $19,000, respectively.

Software Development Costs

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense equal to the grant date fair value of awards for only those shares ultimately expected to vest on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate.  The Company estimates the fair value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility.  In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited.  Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of recording stock-based compensation expense for each of the periods presented was as follows:

	Fiscal Years Ended March 31,
	2012	2011
Cost of revenues	$57,000	$49,000
Research and development	114,000	43,000
Sales and marketing	164,000	38,000
General and administrative	264,000	305,000

Impact on net loss	$599,000	$435,000

As of March 31, 2012, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $1.5 million and will be recognized over an estimated weighted average amortization period of 2.8 years. The amortization period is based on the expected remaining vesting term of the options.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal years ended March 31, 2012 and 2011 was $4,600 and $16,000, respectively. During the fiscal years ended March 31, 2012 and 2011, there were 1,000, and 1,400 shares issued, respectively, under the ESPP at a weighted average purchase price of $4.00 per share for both years, respectively.

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal year ended March 31, 2012, 6% of sales were from international locations. For the fiscal years ended March 31, 2012 and 2011, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Fiscal Years Ended March 31,
	2012	2011
International revenues	6%	5%
Domestic revenues	94%	95%
Total revenues	100%	100%

For the years ended March 31, 2012 and 2011, the Company held long-lived assets outside of the United States with a net book value of approximately $98,000 and $127,000, respectively.  These assets were located in Odessa, Ukraine.

Treasury Stock

Pursuant to the Settlement Agreement during the year ended March 31, 2012, the Company paid to Versata $472,000 for the repurchase of the Company’s common stock held by Versata.  There were no stock repurchases during fiscal 2011.

The Company had 96,000 shares of treasury stock as of March 31, 2012.  The Company had no treasury stock as of March 31, 2011.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04,“Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We adopted this standard in the fourth quarter of fiscal 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011.  We adopted this standard in the fourth quarter of fiscal 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (ASC 350): Testing Goodwill for Impairment.” This accounting standard update is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

3.     Cash, Cash Equivalents, Investments and Fair Value Measurements

Cash, cash equivalents, and short-term investments consisted of the following:

	Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2012:
Cash and cash equivalents:
Cash	$15,873	$—	$—	$15,873
Money market fund	4	—	—	4
	$15,877	$—	$—	$15,877

Short-term investments:
(due in less than 12 months)
Certificate of deposit	$199	$—	$—	$199

	Unrealized
	Cost	Gain	Loss	Market
	(in thousands)
March 31, 2011:
Cash and cash equivalents:
Cash	$2,219	$—	$—	$2,219
Money market fund	804	—	—	804
Commercial paper	13,799	—	—	13,799
	$16,822	$—	$—	$16,822

Short-term investments:
(due in less than 12 months)
Certificate of deposit	$199	$—	$—	$199

The fair value of cash equivalents, based on quoted market prices, approximates their carrying value as of March 31, 2012 and 2011.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—
Short-term investments:
Certificates of deposit	199	—	199
	$203	$4	$199

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$804	$804	$—
Commercial paper	13,799	13,799	—
Short-term investments:
Certificates of deposit	199	—	199
	$14,802	$14,603	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2012 and 2011, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

4.     Property and Equipment

Property and equipment consist of the following:

	March 31,
	2012	2011
	(in thousands)
Computers and software	$2,749	$2,671
Furniture and equipment	708	685
Leasehold improvements	114	68
	3,571	3,424
Less: accumulated depreciation	(3,209)	(3,001)

Total property and equipment, net	$362	$423

Depreciation expense related to property and equipment was approximately $261,000 and $321,000 for the years ended March 31, 2012 and 2011, respectively.  During fiscal 2012, the Company disposed of certain fixed assets with an original cost of $66,000 and accumulated depreciation of $53,000.  Accordingly, the Company recorded a loss on the disposal of fixed assets of $13,000.  During fiscal 2011, the Company disposed of certain fixed assets with an original cost of $184,000 and accumulated depreciation of $182,000.  Accordingly, the Company recorded a loss on the disposal of fixed assets of $2,000.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Accrued and Other Liabilities

As of March 31, 2012 and 2011, accrued and other liabilities consisted of the following:

	2012	2011
	(in thousands)
Accrued Payroll:
Accrued vacation	$315	$345
Accrued bonus	715	18
Accrued salaries and wages	89	—
Accrued commissions	652	85
Total	$1,771	$448

	2012	2011
	(in thousands)
Other Accrued Liabilities:
Other payables	$24	$2
Accrued sales tax	62	94
Accrued other taxes	2	2
Total	$88	$98

	2012	2011
	(in thousands)
Deferred Revenue:
License	$301	$—
Hosting	86	67
Consulting	408	145
Subscription	1,785	740
Maintenance	2,814	2,794
Total	$5,394	$3,746

	2012	2011
	(in thousands)
Long-Term Deferred Revenue:
Subscription	1,316	574
Maintenance	11	—
Total	$1,327	$574

6.     Operating Lease Commitments

The Company leases office space and office equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2016. Aggregate future minimum annual payments under these lease agreements, which have non-cancelable lease terms, are as follows for the years ended March 31:

	Amount
	(in thousands)
	Offices	Equipment	Total
2013	$243	$3	$246
2014	251	2	253
2015	193	2	195
2016	—	1	1
Total future minimum payments	$687	$8	$695

Rental expenses for office space and equipment were approximately $205,000 and $211,000 for the years ended March 31, 2012 and 2011, respectively.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Litigation

Rights Agreement

On December 22, 2008, the Company filed suit in the Court of Chancery of the State of Delaware against Trilogy, Inc. and certain related parties (“Trilogy”) seeking declaratory relief that the Company’s Rights Agreement as amended on November 16, 2008 was an appropriate measure to protect a valuable asset – the Company’s net operating loss carryforwards and related tax credits – from being limited as to utilization as provided under Section 382 of the Internal Revenue Code (IRC) which could in turn substantially reduce the value of that asset to all of the Company’s shareholders. The Company sued Trilogy after (i) it amended the Rights Agreement on November 16, 2008 to reduce the ownership threshold from 15% to 4.99%, with existing 5% or greater shareholders limited to acquiring no more than an additional 0.5% and (ii) despite the ownership threshold, Trilogy increased its beneficial ownership by 0.51% to 6.71% as announced in its 13(d) filing with the SEC on December 22, 2008.  As a result, on January 2, 2009, a special committee of the Company’s Board of Directors declared Trilogy an “Acquiring Person” under the Rights Agreement, exchanged the rights (other than those belonging to Trilogy) for new shares of common stock under the Exchange Provision in the Rights Agreement, adopted an amended Rights Agreement and declared a new dividend of rights under the amended Rights Agreement.  On January 16, 2009, the defendants in this action, Trilogy, filed an answer to the Company’s complaint and a counterclaim alleging that the Company’s Board of Directors had breached fiduciary duties in amending the Rights Agreement, in exchanging the rights, in adopting the amended Rights Agreement and in declaring a new dividend of rights.  The Company, and its Board of Directors, believes that the actions taken were lawful and appropriate under the circumstances and in the interest of all the Company’s shareholders and therefore the allegations of the counterclaim were without merit. The counterclaim asked for various measures of equitable relief and also included a claim for punitive or exemplary damages, which are not available in Delaware. The case was tried in the Delaware Court of Chancery in 2009.  On February 26, 2010, the Delaware Court of Chancery issued a memorandum opinion that determined, among other things (i) that the actions taken by the Company’s Board of Directors and its special committee were lawful and appropriate under the circumstances, and (ii) that Trilogy was not entitled to relief for its counterclaims.  An appeal from this decision was filed with the Delaware Supreme Court.  On October 11, 2010, the Delaware Supreme Court issued an opinion that affirmed the Court of Chancery’s ruling in the Company’s favor, confirming the validity of the actions the Board of Directors and its special committee took to preserve the Company’s net operating losses.  On November 11, 2010, the Company filed suit in the Delaware Court of Chancery against Trilogy seeking a declaratory judgment that the Company is not obligated to pay more than $1 million in fees demanded by Trilogy in connection with an alleged “investigation” into the Company’s corporate governance policies and procedures.  On January 13, 2011, Trilogy answered the Company’s complaint and asserted a counterclaim for such fees.  The Company filed a reply on February 2, 2011.  On September 20, 2011, the Company and Trilogy entered into a Comprehensive Settlement Agreement (the “Settlement Agreement”) providing for both the settlement of existing claims as well as the restriction of future claims between the parties. The Settlement Agreement provides for, among other things, (i) the repayment by the Company of all outstanding amounts payable to Trilogy under the previous Settlement, Release and License Agreement dated October 5, 2007 entered into between the Company and Versata (the “2007 Settlement Agreement”), (ii) the purchase by the Company of all shares of Company common stock held by Versata and related standstill requirement whereby Versata would not be able to purchase any further shares of Company common stock for a 25 year period and (iii) the entry into a consulting agreement between the Company and one of Versata’s affiliated entities whereby the Company could utilize certain services of such entity.  Each party provided a general release of claims to the other party with respect to any and all claims that such party (or any of its affiliates) may have against the other party occurring before the date of the Settlement Agreement, and the parties entered into a covenant not to sue each other.  As a result of the Settlement Agreement, the claims and counterclaims referenced above were dismissed by the parties.

As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s Rights Agreement, these costs have been charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for both received and anticipated recoveries from the Company’s Director’s and Officer’s insurance policy.  As of March 31, 2012, there are no longer anticipated recoveries reflected in prepaid expenses and other current assets on the Company’s balance sheet.

The following table reflects the total charges to APIC for the periods indicated (in thousands):

	Year Ended March 31, 2012	Years Ended March 31, 2011, 2010 and 2009	Total
Gross legal and related costs incurred	$11	$5,409	$5,420
Less: received and anticipated reimbursement	(25)	(1,779)	(1,804	) (a)
Net amounts charged to APIC	$(14)	$3,630	$3,616

(a)
As of March 31, 2012, the Company has received approximately $1.8 million from its insurance carriers as reimbursement for the rights offering costs incurred in connection with the ongoing litigation with Trilogy.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Stockholders’ Equity

Common Stock Reserved for Future Issuance

At March 31, 2012, shares of common stock reserved for future issuance were as follows:

(in thousands)
Equity incentive plans:
Awards outstanding	246
Options outstanding	231
Reserved for future grants	1,223
Total common stock reserved for future issuance	1,700

Preferred Stock

The Company is authorized to issue 1 million shares of preferred stock at a par value of $0.0001 per share. There was no preferred stock issued and outstanding at March 31, 2012 and 2011.

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

Stock Option Plans—Approved by Stockholders

1996 Plan

The Company adopted the 1996 Stock Plan as amended and restated March 28, 2001 (the “1996 Plan”). A total of approximately 815,000 shares of common stock have been reserved under the 1996 Plan. With limited restrictions, if shares awarded under the 1996 Plan are forfeited, those shares will again become available for new awards under the 1996 Plan. The 1996 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986, and non-statutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the board and consultants are eligible to participate in the 1996 Plan. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and non-statutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1996 Plan have a maximum term of ten years.

1999 Equity Incentive Plan

The Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”) on November 18, 1999. A total of 220,000 shares of common stock were initially reserved for issuance under the 1999 Plan. On each January 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 5% of the then outstanding shares of common stock or 180,000 shares.  The 1999 Plan was amended in May 2010, such that the number of shares reserved for issuance is no longer automatically increased, a total of 1,551,000 shares are reserved for future issuance. With limited restrictions, if shares awarded under the 1999 Plan are forfeited, those shares will again become available for new awards under the 1999 Plan. The 1999 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and non-statutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the Board of Directors and consultants are eligible to participate in the 1999 Plan. Each eligible participant is limited to being granted options or stock appreciation rights covering no more than 33,000 shares per fiscal year, except in the first year of employment where the limit is 66,000 shares. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and non-statutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1999 Plan have a maximum term of ten years.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 Employee Stock Purchase Plan

On November 18, 1999, the Company’s Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and the Company’s stockholders have approved of the Purchase Plan.  The Purchase Plan was amended and restated on February 1, 2008.  A total of 100,000 shares of common stock were initially reserved for issuance under the Purchase Plan. On each May 1, starting in 2001, the number of shares reserved for issuance will be automatically increased by the lesser of 2% of the then outstanding shares of common stock or 100,000 shares.

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

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Awards Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
	(in thousands except for per share amounts)
Balance at March 31, 2010	1,623	183	$5.20 – $527.00	$21.82
Options granted	(112)	112	$5.18 – $5.93	$5.54
Options cancelled	64	(64)	$5.20 – $527.00	$21.67
Awards granted	(67)	67	—	—
Awards released	—	(25)	—	—
Awards cancelled	8	(8)	—	—
Balance at March 31, 2011	1,516	265	$5.18 – $42.40	$10.54
Options granted	(134)	134	$3.70 – $5.26	$4.96
Options cancelled	63	(63)	$5.20 – $42.40	$9.96
Awards granted	(236)	236	—	—
Awards released	—	(80)	—	—
Awards cancelled	14	(14)	—	—
Balance at March 31, 2012	1,223	478	$3.70 – $42.40	$7.48
Vested and expected to vest		375	$—	$7.91

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding and exercisable at March 31, 2012 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices Per Share	Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price Per Share
$3.70–$5.20	77,743	7.74	19,340	$5.19
$5.21 – $5.26	51,000	9.33	—	$—
$5.27 – $5.93	63,750	7.30	30,854	$5.58
$5.94 – $38.50	37,674	4.90	37,298	$18.66
$38.51 – $42.40	820	1.48	820	$42.40

$3.70 – $42.40	230,987	7.49	88,042	$11.38

The weighted average term for exercisable options is 5.91 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2012 was $3.82 as reported by the NASDAQ Capital Market. There was $3,000 of aggregate intrinsic value of stock options outstanding at March 31, 2012 and there was $35,000 of aggregate intrinsic value of stock options outstanding at March 31, 2011.

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2012	2011
		(in thousands)
Weighted average grant date fair value	$361	$336
Intrinsic value of options exercised	—	—
Fair value of shares vesting during the year	$137	$67

The fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2012	2011
Risk-free interest rate	1.02%	0.56%
Dividend yield	0.00%	0.00%
Expected volatility	90.72%	100.79%
Expected term in years	1.96	1.73
Weighted average fair value at grant date	$4.33	$4.23

The fair value of options granted under employee stock options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended March 31,
	2012	2011
Risk-free interest rate	0.62%	0.87%
Dividend yield	0.00%	0.00%
Expected volatility	82.02%	83.21%
Expected option life in years	3.26	3.11
Weighted average fair value at grant date	$2.71	$3.01

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Compensation Plan Information

The table below demonstrates the number of options and awards issued and the number of options and awards available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, and Rights	Weighted Average Exercise Price Per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	1	$31.42	146
1999 Equity Incentive Plan	475	$7.24	893
Plans Not Required to be Approved by Stockholders
2001 Supplemental Plan	1	$38.50	184
Total	477	$7.48	1,223

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2012	2011
	(In thousands)

Weighted options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	213	154

Weighted options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	10	6

Total common stock equivalents excluded from diluted net loss per common share	223	160

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Income Taxes

The provision for income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2012	2011
	(in thousands)
Domestic pre-tax loss	$(6,261)	$(1,476)
Foreign pre-tax loss	(6)	(6)
Total pre-tax loss	$(6,267)	$(1,482)

	Fiscal Years Ended March 31,
	2012	2011
	(in thousands)
Federal tax at statutory rate	$(2,131)	$(511)
Computed state tax	(342)	(81)
Foreign rate differential	3	2
Losses not benefited	1,448	(178)
Change in tax reserve	1,156	704
Non-deductible expenses	41	24
Research and development tax credits	(175)	44
Income tax provision	$—	$4

The components of the provision for income taxes are as follows:

	Fiscal Years Ended March 31,
	2012	2011
	(in thousands)
Current:
US	$—	$—
State	—	4
Income tax provision	$—	$4

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

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$67,262	$65,991
Intangible assets	14,420	14,759
Tax credit carryforwards	4,805	4,605
Reserves and accruals	320	163
Depreciation	(11)	15
Stock compensation	249	355
Deferred revenue	227	11
Total net deferred tax asset	87,272	85,899
Valuation allowance	(87,272)	(85,899)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that increased by $1.4 million and decreased by $0.2 million during the fiscal years ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company had federal and state operating loss carryforwards of approximately $183.1 million and $86.5 million, respectively. As of March 31, 2012, the Company also had federal and state research and development tax credit carryforwards of $3.3 million and $4.8 million, respectively.

The federal net operating loss and credit carryforwards expire in various amounts between fiscal years ending March 31, 2013 through 2032, if not utilized. The state net operating loss carryforwards expire in various amounts between fiscal year ending March 31, 2013 through various dates, if not utilized. The state tax credit carryforwards have no expiration date.

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

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.  At March 31, 2012, there was no liability for unrecognized tax benefits.

SELECTICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2012 are as follows (in thousands):

Amount
Balance at April 1, 2011	$1,948
Increases related to current year tax positions	86
Decreases related to expiration of tax credits and statute of limitations	(4)
Balance at March 31, 2012	$2,030

The Company's federal, state and foreign tax returns are subject to examination by the tax authorities from 1998 to 2012 due to net operating loss and tax carryforwards unutilized from such years.

11.   401(k) Benefit Plan

Effective February 1998, the Company adopted a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Starting in fiscal 2012, the 401(k) Plan requires the Company to match the first 1% of all employee contributions. For the year ended March 31, 2012, the Company contributed $37,000 to the 401(k) Plan.  No contributions were made by the Company for the year ended March 31, 2011. Administrative expenses relating to the 401(k) Plan are insignificant.

12.   Segment Information

The Company operates as one business segment and therefore segment information is not presented.

13.   Versata Note Payable

Pursuant to the Settlement Agreement, as of March 31, 2012, the Company has paid to Versata the following payments: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 payable within five business days after the one year anniversary of the Settlement Agreement.

During the twelve months ended March 31, 2012, the Company recorded a $470,000 charge on the early extinguishment of the note payable, as well as a $500,000 charge relating to the consulting services paid as part of the Settlement Agreement.

14.   Credit Facility

On September 29, 2011, the Company entered into a Business Financing Agreement (the “Credit Facility”) with Bridge Bank, National Association.  The Credit Facility provides a revolving receivables financing facility in an amount up to $2.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $4.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $6.0 million.

The Receivables Financing Facility may be drawn in amounts up to $2.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the 2011 Credit Facility.  The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate.  The Credit Facility terminates on September 29, 2012, provided, however, that in the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

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

As of March 31, 2012, the Company owed $6.0 million under the Credit Facility, and no amounts were available for future borrowings.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the year ended March 31, 2012.  Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2012, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.         Other Information.

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Directors, Executive Officers and Corporate Governance” in the fiscal year 2013 Proxy Statement and incorporated herein by reference.

Item 11.          Executive Compensation.

The information required by this item is included under the captions “Executive Compensation and Related Information” in the fiscal year 2013 Proxy Statement and incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the fiscal year 2013 Proxy Statement and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the fiscal year 2013 Proxy Statement and is incorporated herein by reference.

Item 14.          Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Public Accountants” in the fiscal year 2013 Proxy Statement and is incorporated herein by reference.

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

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2012 and 2011, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts:
Fiscal year ended March 31, 2011	$301	$(69)	$(177)	$—	$55
Fiscal year ended March 31, 2012	$55	$47	$(52)	$—	$50

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the day of June 29, 2012.

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

Signature	Title	Date

/s/ JASON STERN	President and Chief Executive Officer	June 29, 2012
Jason Stern	(Principal Executive Officer)

/s/ TODD SPARTZ	Chief Financial Officer (Principal Financial Officer	June 29, 2012
Todd Spartz	and Principal Accounting Officer), and Secretary

Directors:

/s/ ALAN HOWE	Director	June 29, 2012
Alan Howe

/s/ LLOYD SEMS	Director	June 29, 2012
Lloyd Sems

/s/ MICHAEL CASEY	Director	June 29, 2012
Michael Casey

/s/ J. MICHAEL GULLARD	Director	June 29, 2012
J. Michael Gullard

/s/ MICHAEL BRODSKY	Director	June 29, 2012
Michael Brodsky

EXHIBIT INDEX

Exhibit No.	Description
3.1(13)	The Second Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(13)	Amended and Restated Bylaws, as amended.

3.4(5)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(4)	Transfer Agent Agreement between Registrant and Wells Fargo Corporation, as Transfer Agent, dated February 13, 2007

4.4(5)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.5(6)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

4.6(9)
Amendment 2, dated as of April 27, 2009, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., dated January 2, 2009, as amended.

4.7(14)
Amendment 3, dated as of December 28, 2011, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and the Rights Agent, dated January 2, 2009, as amended.

10.1(1)	Form of Indemnification Agreement.

10.2(1)*	1996 Stock Plan.

10.20(3)*	1999 Equity Incentive Plan Stock Option Agreement.

10.21(3)*	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.22(3)*	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.26(8)	Share Purchase Agreement between the Registrant and DAX Partners, L.P., dated March 31, 2009.

10.27(10)	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.28(10)	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.30(10)	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.32(10)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.34(11)	Amended and Restated Severance Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.35(11)	Employment Letter Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.36(11)	Amended and Restated Severance Agreement by and between the Registrant and Jason Stern, dated as of October 25, 2011.

10.37(11)	Employment Letter Agreement by and between the Registrant and Jason Stern, dated as of October 25, 2011.

10.38(12)*	1999 Equity Incentive Plan, as amended May 2010.

10.39(15)	Office Lease by and between 2121 El Camino Investors, LLC and the Registrant, executed July 28, 2011, and effective as of July 8, 2011.

10.40(16)	Comprehensive Settlement Agreement by and between the Registrant and Versata Software, Inc., dated September 20, 2011.

10.41(17)	Business Financing Agreement by and between the Registrant and Bridge Bank, National Association, executed as of September 29, 2011, and effective as of September 27, 2011.

21.1(10)	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(7)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 10-K filed on October 3, 2007
(5)	Previously filed in the Company’s report on Form 8-K filed on January 5, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on January 28, 2009.
(7)	Previously filed in the Company’s report on Form 8-K filed on February 4, 2009.
(8)	Previously filed in the Company’s report on Form 8-K filed on April 7, 2009.
(9)	Previously filed in the Company’s report on Form 8-K filed on April 29, 2009.
(10)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(11)	Previously filed in the Company’s report on Form 8-K filed on October 28, 2011.
(12)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(13) (14) (15) (16) (17)
Previously filed on the Company’s report on Form 10-Q filed on February 14, 2011.
Previously filed in the Company’s report on Form 8-K filed on December 29, 2011.
Previously filed in the Company’s report on Form 8-K filed on August 8, 2011.
Previously filed in the Company’s report on Form 8-K filed on September 21, 2011.
Previously filed in the Company’s report on Form 8-K filed on October 5, 2011.

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