Form 10-K/A
period 2012-03-31
SELECTICA INC
filed 2012-07-30
CIK 1090908

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

2121 South El Camino Real, San Mateo, California 94403
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

As of July 19, 2012, the registrant had outstanding 2,851,801  shares of common stock.

Explanatory Statement

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 originally filed on June 29, 2012 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference from the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2012 annual meeting of stockholders (the “Proxy Statement”).  The Proxy Statement has not been filed as of the date of filing of this amended report on Form 10-K/A.  No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the Original Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth, as of July 30, 2012, the names and certain information concerning our directors:

Name	Age	Position	Director Since	End of Term
Michael Casey (1)(3)	49	Director	2010	2012
J. Michael Gullard (1)(2)(4)	66	Director	2010	2012
Michael Brodsky (2)(4)	43	Director	2010	2012
Lloyd Sems (2)(3)	41	Director	2008	2012
Alan Howe (1)(3)(4)	51	Director and Chairman of the Board	2009	2012

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating/Corporate Governance Committee
(4)	Member of the Review Committee

Michael J. Casey was elected to the Board on October 7, 2010 and was appointed as a member of the Nominating/Corporate Governance Committee and as Chairperson of the Audit Committee of the Board (the “Audit Committee”) on October 8, 2010.  Since 2006, Mr. Casey has been a partner at TechCXO, a professional services firm that provides financial, strategic and operational consulting services.  From 2005 to 2006, Mr. Casey served as the chief operating officer and chief financial officer for Reflex Security, Inc., a privately held provider of security virtualization management solutions.  From 2001 to 2005, Mr. Casey served as Chief Financial Officer for MAPICS, Inc., a publicly traded provider of enterprise resource planning software for the discrete manufacturing industries.  Previously, Mr. Casey served as Executive Vice President, Chief Financial and Administrative Officer of iXL Enterprises, Inc., a publicly traded professional services firm, Chief Financial Officer of Manhattan Associates, Inc., a publicly traded provider of supply chain executive solutions, and Chief Financial Officer of IQ Software Corporation, a publicly traded provider of business intelligence software.  Mr. Casey holds a Bachelor of Business Administration degree in Accounting from The University of Georgia.  We believe that Mr. Casey’s financial and operational experience, particularly with respect to the software industry, will be essential to the Board’s business and operational discussions.

J. Michael Gullard was elected to the Board on October 7, 2010 and was appointed as a member of the Audit Committee and as Chairperson of the Compensation Committee of the Board (the “Compensation Committee”) on October 8, 2010, and was appointed as a member of the Review Committee of the Board (the “Review Committee”) on November 15, 2011.  Mr. Gullard has been the General Partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. He currently serves as a director of the publicly-held companies JDA Software, Inc., Ditech Networks, Inc. and Planar Systems, Inc.  Mr. Gullard also serves as a member of the Board of Directors of the following non-reporting companies:  Alliance Semiconductor Corporation, Proxim Inc. and Dyntek, Inc., where he is also Chairman of the Board of Directors.  From 1992 to 2004, he served as Chairman of NetSolve, Incorporated, a publicly-held corporation that provides IT infrastructure management services on an outsourced basis. From 1996 to 2004, Mr. Gullard also served as Chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly-held corporation that specializes in change management software tools. Previously, Mr. Gullard held a variety of senior financial and operational management positions at Intel Corporation. Mr. Gullard holds a B.A. degree in Economics from Stanford University, and an M.B.A. from Stanford's Graduate School of Business.  We believe that Mr. Gullard’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Michael Brodsky was elected to the Board on October 7, 2010, was appointed as a member of the Board’s Compensation Committee on October 8, 2010, and was appointed as a member of the Review Committee on November 15, 2011.  Mr. Brodsky is currently a partner at Spring Valley Partners and serves on the Board of Directors of Genesis Land Management Corp., a Canadian public company.  Mr. Brodsky was formerly co-CEO of Federated Sports & Gaming, Inc., (“Federated”) from 2010 to 2012.  Federated was sold to Pinnacle Entertainment Inc. in June 2012.  Mr. Brodsky was formerly Executive Chairman of Youbet.com, Inc., a public company, from 2009 to 2010.  In 2010, Youbet.com, Inc. completed its sale to Churchill Downs Incorporated, a public company, and Mr. Brodsky served on the Churchill Downs Board of Directors until June 2012.  Prior to serving as Youbet.com’s Executive Chairman, Mr. Brodsky served as Youbet.com’s President and CEO from 2008 to 2009.  Prior to this, in 2007, Mr. Brodsky served as a Director for Youbet.com and was elected to Chair its Board in 2008.  Mr. Brodsky managed New World Opportunity Partners, a public investment arm of the Chicago based Pritzker family, where he was the managing partner beginning in 2005.  Mr. Brodsky also served as Chief Financial Officer of The Away Network from 1999 until 2005.  In 2005, when The Away Network was acquired by Orbitz.com and Cendant Corporation, Mr. Brodsky worked as VP, Finance in Cendant’s Travel Distribution Services Division.  Mr. Brodsky holds a B.A. degree in Anthropology from Syracuse University, a J.D. from Northwestern University School of Law and an M.B.A. from Northwestern University JL Kellogg Graduate School of Management.  We believe that Mr. Brodsky’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

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

Alan Howe was elected to the Board on January 12, 2009.  He has served since January 12, 2010 as Co-Chair of our full Board and on October 8, 2010 was elected as sole Chairman of our full Board.  Mr. Howe was appointed as a member of the Review Committee on November 15, 2011.  He has served as co-founder and managing partner of Broadband Initiatives, LLC, a boutique corporate advisory and consulting firm, since 2003.  He also has served as a Managing Director with B Riley & Co. LLC in their corporate advisor group under a consulting agreement, since December 2009.  He served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company from May 2005 to October 2008.  Prior to that, Mr. Howe was chief financial officer and vice president of corporate development of Teletrac, Inc., and director of corporate development for Sprint PCS.  Mr. Howe is currently a member of the public Board of Directors of Ditech Networks, Inc.  He previously served on the boards of Proxim, Inc., Crossroads, Inc., Alliance Semiconductor Inc., LLC International, Inc., Kitty Hawk, Inc., Dyntek, Inc., which are no longer reporting companies, and on the Board of Altigen Communications, Inc., which is currently a reporting company.  Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.  We believe that Mr. Howe’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Executive Officers

The following table sets forth, as of July 30, 2012, the names and certain information concerning our executive officers who do not also serve as directors:

Name	Age	Position
Jason Stern	42	Chief Executive Officer and President
Todd Spartz	47	Chief Financial Officer and Secretary
Leonard Rainow	46	Chief Operating Officer
Doug Bell	45	Chief Commercial Officer
Kamal Ahluwalia	45	Chief Strategy Officer

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

Todd A. Spartz was appointed our Chief Financial Officer and Secretary on September 14, 2009.  Mr. Spartz served as Chief Financial Officer at Nomis Solutions, Inc. from October 2007 to September 2009. He has also served as Vice President and Corporate Controller at Openwave Systems, from December 2005 until October 2007. Prior to that, Mr. Spartz served in various management positions of Metaward from April 2005 to December 2005, and Oblix from October 2003 to March 2005. Mr. Spartz has a B.S. Commerce from DePaul University and an M.B.A. from Santa Clara University. Mr. Spartz is a licensed CPA in the State of California.

Leonard Rainow has served as our Chief Operating officer since April of 2011.  Mr. Rainow joined us in April 2010 as Chief Technology Officer and Vice President of Engineering. Prior to joining us, Mr. Rainow served as  Group Vice President, Product Development and Technology for Tax and Utilities Global Business Unit of Oracle Inc. from July 2007 to December 2009. Prior to Oracle, Mr. Rainow served as executive vice president products and engineering of Rapt Inc. Mr. Rainow served as senior vice president of products and chief technology officer of I-many from March 2003 to 2006.  From August 2002 to March 2003, Mr. Rainow served as I-many’s vice president of products and technology. From May 2000 to June 2002, Mr. Rainow served as director of pricing and revenue optimization product development at Manugistics, Inc. From 1992 to 2000, Mr. Rainow was employed by PeopleSoft, Inc. in a variety of engineering positions.  Mr. Rainow completed graduate-level studies in Applied Mathematics at the University of Odessa, Ukraine.

Doug Bell has served as our Chief Commercial Officer since June 2011.  Mr. Bell previously served as our Vice President of Marketing from November 2006 to June of 2008.  Prior to re-joining us, Mr. Bell served as vice president of marketing and alliances at Arena Solutions from June of 2008 to June of 2011.  Previously, Mr. Bell served as senior product marketing manager- invoice and network services on-demand at Ariba Networks from September of 2005 to November of 2006 and was director of product marketing at I-many, Inc. from September 2004 to September 2005. Mr. Bell has also held management positions at Cisco, Coca-Cola, and GE Capital. Mr. Bell holds a B.S. in Finance from Drexel University.

Kamal Ahluwalia has served as our Chief Strategy Officer since March 2011.  Previously, he served as our Vice President of Marketing and Business Development from October 1999 to December 2004.  Prior to joining us, Mr. Ahluwalia held various leadership positions in enterprise software and mobile applications at Oracle, RadioMail, Apple, Model N and Neev Labs.  Mr. Ahluwalia holds a B.S. in Computer Science from IIT Roorkee and an M.S. in Computer Science from Utah State.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on its review of the copies of the Reporting Persons’ Section 16(a) reports or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 2012, all Reporting Persons complied with all applicable filing requirements, with the exception of reports that were filed late for the following persons: Form 4 for Mr. Spartz for 7,446 shares of common stock traded for tax liability on March 1, 2012, filed on March 12, 2012; Form 4 for Mr. Stern for 4,737 shares of common stock traded for tax liability on March 1, 2012 and 595 shares of common stock purchased on March 12, 2012, filed on March 19, 2012; Form 3 for Mr. Rainow pursuant to Mr. Rainow becoming a reporting person on October 25, 2011, filed on November 10, 2011; Form 4 for Mr. Rainow for 2,567 shares of common stock traded for tax liability on March 1, 2012, filed on March 15, 2012; Form 3 for Mr. Ahluwalia pursuant to Mr. Ahluwalia becoming a reporting person on October 25, 2011, filed on November 10, 2011; Form 3 for Mr. Bell pursuant to Mr. Bell becoming a reporting person on October 25, 2011, filed on November 14, 2011.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct applicable to all directors, officers and employees of the Company as required by applicable securities laws, rules of the Securities and Exchange Commission, and the listing standards of The NASDAQ Stock Market.  The Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct can be found on our website, http://www.selectica.com/investors.

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

During the fiscal year ended March 31, 2012, the members of our Audit Committee were Messrs. Casey (Chair), Howe and Gullard.  Mr. Howe was appointed to the Audit Committee in January 2009.  Messrs. Casey and Gullard were appointed to the Audit Committee in October 2010.  Mr. Casey was appointed Chairperson of the Audit Committee on October 8, 2010.  The Board has determined that Mr. Casey is an audit committee financial expert within the meaning of applicable SEC rules.

The Board amended and restated the Audit Committee’s written charter on June 28, 2009.  A copy of the Audit Committee Charter is available on the Company’s website at http://www.selectica.com/investors.

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

Fiscal 2012 Summary Compensation Table

The following table sets forth, for the last two fiscal years, the dollar value of all cash and non-cash compensation earned by each person who, for fiscal year 2012, may be considered a “named executive officer” under the rules of the Securities and Exchange Commission (the “Named Executive Officers”).

Name and Principal Position (7)	Year	Salary ($)	Stock Awards ($)(1)(6)	Option Award ($)(1)(6)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Jason Stern (3)	2012	250,000	104,800	-	253,125	225	608,150
President and Chief	2011	225,000	37,063	-	43,750	3,072	308,885
Executive Officer
Todd Spartz (4)	2012	230,000	78,600	-	155,250	306	464,156
Chief Financial Officer	2011	220,000	59,300	-	61,650	1,623	342,573
Leonard Rainow (5)	2012	215,000	42,080	-	37,625	19,780	314,485
Chief Operating Officer	2011	100,113	41,510	88,950	-	9,592	240,165

(1)
The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal years shown, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 8 to the financial statements set forth in our annual report on Form 10-K filed on June 29, 2012 (Commission File No. 000-29637).

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

(5)
Mr. Rainow’s employment with us started on April 12, 2010, and he was elected Chief Operating Officer on October 25, 2011, and became an executive officer at that time. All other compensation for Mr. Rainow are for medical insurance.

(6)	The material terms of the referenced grants are included in the footnotes to the Outstanding Equity Awards table below and incorporated herein by reference.

(7)	The Company does not consider any other Company employees to be “named executive officers” as defined in Item 402(m) of Regulation S-K.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth information regarding outstanding equity awards as of March 31, 2012, for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options― Exercisable (#)	Number of Securities Underlying Unexercised Options― Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights of Stock That Have Not Vested ($)(1)
Jason Stern (2)	5,000	-	-	$17.00	11/12/2016	23,907	-	$91,325
	5,743	-	-	$5.20	1/12/2020

Todd Spartz (3)	-	-	-	-	-	20,000	-	$76,400

Leonard Rainow (4)	7,187	7,813	-	$5.93	5/4/2020	8,875	-	$33,903

(1)
Computed in accordance with SEC rules as the number of unvested shares or units multiplied by the closing market price of our Common Stock at the end of the 2012 fiscal year, which was $3.82 on March 30, 2012.  The actual value (if any) to be realized by the officer depends on whether the shares vest and on the future performance of our Common Stock.

(2)
Mr. Stern was granted 5,000 shares of non-qualified incentive stock options on November 13, 2006, which had vested in full over the four years from the date of grant. In addition, Mr. Stern was granted 7,500 shares of performance-based non-qualified incentive stock options on January 12, 2010, 5,743 of these shares which vested based on achievement of certain quarterly performance targets through the end of fiscal 2012. Mr. Stern was granted 8,500 restricted stock units on September 9, 2008, half of which vested after one year of continuous service and the balance which vested over the following four quarters of continuous service thereafter. Mr. Stern was also granted 5,000 restricted stock units on September 1, 2009, 1/16 of which has or will vest after each quarter of continuous service from the September 1, 2009 vesting commencement date. Mr. Stern was granted 2,500 restricted stock units on January 12, 2010, one quarter of which vested after one year of continuous service from January 12, 2010, the vesting commencement date, and 1/16 will vest after each quarter of continuous service thereafter. Mr. Stern was granted 3,750 performance-based restricted stock units on January 12, 2010, of which 2,873 units vested based on achievement of certain quarterly performance targets through the end of fiscal 2011. Mr. Stern was granted 6,250 restricted stock units on May 4, 2010, half of which vested on May 4, 2011 after one year of continuous service from May 4, 2010, the vesting commencement date, and 1/8 will vest after each quarter of continuous service thereafter. Mr. Stern was granted 20,000 restricted stock units on July 6, 2011, 1/4 of which vested on April 1, 2012, and the remaining balance vests in equal monthly installments in the three years of continuous service thereafter.

(3)
Mr. Spartz was granted 10,000 restricted stock units on September 14, 2009, one quarter of which vested on September 14, 2010, and 1/16 shall vest after each quarter of continuous service thereafter; provided that 100% of such shares shall be vested upon a change of control of the Company. Additionally, Mr. Spartz was granted 10,000 performance-based restricted stock units on January 12, 2010, 7,659 units of which vested based on achievement of certain quarterly performance targets through the end of  fiscal 2011.  Mr. Spartz was also granted 10,000 restricted stock units on May 4, 2010, half of which vested on May 4, 2011 after one year of continuous service from May 4, 2010, the vesting commencement date, and 1/8 will vest after each quarter of continuous service thereafter. Mr. Spartz was granted 15,000 restricted stock units on July 6, 2011, 1/4 of which vested on April 1, 2012, and the remaining balance vests in equal monthly installments in the three years of continuous service thereafter.

(4)
Mr. Rainow was granted 15,000 shares of non-qualified incentive stock options on May 4, 2010, 1/4 of which vested on April 20, 2011, and the remaining balance vests in equal monthly installments in the three years of continuous service thereafter. Mr. Rainow was granted 7,000 restricted stock units on May 4, 2010, 1/2 of which had vested on April 20, 2011, and the remaining balance which had vested quarterly one year thereafter. Mr. Rainow was granted 8,000 restricted stock units on July 29, 2011, 1/4 of which vested on April 1, 2012, and the remaining balance vests in equal monthly installments in the three years of continuous service thereafter.

Employment Agreement with President and Chief Executive Officer

Mr. Stern is party to an employment arrangement with the Company under which he currently receives an annual base salary of $250,000.  For fiscal 2012, the Board adopted an incentive bonus program under which Mr. Stern also received $253,125 in aggregate payments based on the achievement of certain quarterly revenue and cash flow goals for the Company’s 2012 fiscal year.  For fiscal 2013, the Board adopted an employee bonus program under which Mr. Stern is eligible to receive a cash incentive bonus of up to 90% of his base salary, 50% of which is based upon achievement of certain annual revenue targets and 50% of which is based upon certain annual cash savings targets for the year, pursuant to which the amount payable under the plan would be payable at a 75% if 90% of the target metrics are met, 100% if 100% of the target metrics are met and 125% if 120% of the target metrics are met.

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

In addition, the Company and Mr. Stern have entered into a severance agreement which provides for the continuation of Mr. Stern’s base salary and health insurance coverage for six months if he is discharged for a reason other than cause or permanent disability at any time. However, Mr. Stern is entitled to twelve months of base salary and health insurance coverage if he is discharged for a reason other than cause or permanent disability or if he resigns for good reason, in either case within 12 months after the Company is subject to a change in control. Mr. Stern will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits. The severance agreement also provides that all equity awards held by Mr. Stern at the time of a change in control will immediately vest in full. Last, the severance agreement provides that any targeted annual incentive bonus for Mr. Stern for the current fiscal year will be triggered at 100% of the target metrics at the time of a change in control.

Employment Agreement with Chief Financial Officer

Mr. Spartz entered into an employment arrangement with the Company under which he receives an annual base salary of $230,000.  For fiscal 2012, the Board adopted an incentive bonus program under which Mr. Spartz also received $155,250 in aggregate payments  based on the achievement of certain quarterly revenue and cash flow goals for the Company’s 2012 fiscal year.  For fiscal 2013, the Board adopted an employee bonus program under which Mr. Spartz is eligible to receive a cash incentive bonus of up to 60% of his base salary, 50% of which is based upon achievement of certain annual revenue targets and 50% of which is based upon certain annual cash savings targets for the year, pursuant to which the amount payable under the plan would be payable at a 75% if 90% of the target metrics are met, 100% if 100% of the target metrics are met and 125% if 120% of the target metrics are met.

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

In addition, the Company and Mr. Spartz entered into a severance agreement, which provides, among other things, for the continuation of Mr. Spartz’s base salary and health insurance benefits for six months if he is discharged for a reason other than cause or permanent disability at any time. Mr. Spartz will be entitled to twelve months of base salary and health insurance benefits if he is discharged without cause or resigns for good cause within 12 months after the Company is subject to a change in control. Mr. Spartz will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits. The severance agreement also provides that all equity awards held by Mr. Spartz at the time of a change in control will immediately vest in full. Last, the severance agreement provides that any targeted annual incentive bonus for Mr. Spartz for the current fiscal year will be triggered at 100% of the target metrics at the time of a change in control.

Employment Agreement with Chief Operating Officer

Mr. Rainow is party to an employment arrangement with the Company under which he currently receives an annual base salary of $215,000.  For fiscal 2012, the Board adopted an incentive bonus program under which Mr. Rainow also received $37,625 in aggregate payments based on the achievement of certain quarterly revenue and cash flow goals for the Company’s 2012 fiscal year. For Fiscal 2013, the Board adopted an incentive bonus program under which Mr. Rainow is eligible to receive a cash incentive bonus of up to 20% of his base salary, 50% of which is based upon achievement of certain annual revenue targets and 50% of which is based upon certain annual cash savings targets for the year, pursuant to which the amount payable under the plan would be payable at 75% if 90% of the target metrics are met, 100% if 100% of the target metrics are met and 125% if 120% of the target metrics are met.

Mr. Rainow has been granted the following equity incentive grants over the course of his employment with the Company: (i) in 2010 he received a grant of 15,000 non-qualified incentive stock options which vest over four years; (ii) in 2010 he received a grant of 7,000 restricted stock units which vested over two years and (iii) in 2011 he received a grant of 8,000 restricted stock units which vest over a period of four years.

In addition, the Company and Mr. Rainow have entered into a severance agreement which provides for the continuation of Mr. Rainow’s base salary and health insurance coverage for three months if he is discharged for a reason other than cause or permanent disability at any time. However, Mr. Rainow is entitled to six months of base salary and health insurance coverage if he is discharged for a reason other than cause or permanent disability or if he resigns for good reason, in either case within 12 months after the Company is subject to a change in control. Mr. Rainow will be required to execute a release in the form attached to the severance agreement as a condition of receiving these benefits. The severance agreement also provides that all equity awards held by Mr. Rainow at the time of a change in control will immediately vest in full.

Fiscal 2012 Director Compensation

The following table sets forth the compensation of the members of our Board of Directors for fiscal year 2012.

	Fees Earned
	or Paid in	Stock	Option
Name	Cash ($)	Awards ($)(1)	Awards ($)(1)	Total ($)
Michael Casey	55,000	25,000	-	80,000
J. Michael Gullard	45,000	25,000	-	70,000
Alan Howe	60,000	25,000	-	85,000
Lloyd Sems	45,000	25,000	26,300	96,300
Michael Brodsky	45,000	25,000	-	70,000

(1)
The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal year 2012, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 9 to the financial statements set forth in our annual report on Form 10-K filed on June 29, 2012 (Commission File No. 000-29637).  Our directors held the following stock awards at March 31, 2012: Alan Howe, 16,614 shares; Lloyd Sems, 18,950 shares; J. Michael Gullard, 11,614 shares; Michael Casey, 11,614 shares; Michael Brodsky, 11,614 shares.  Our directors held the following options at March 31, 2012: Michael Brodsky, 5,000 shares; Michael Casey, 5,000 shares; J. Michael Gullard, 5,000 shares; Alan Howe, 5,000 shares; and Lloyd Sems, 10,000 shares.

Under the director compensation policy in effect during fiscal year 2012, each non-employee director was paid a $45,000 annual retainer fee, and the audit committee chair was paid an additional $10,000 annual fee.  On October 25, 2011, the Compensation Committee approved an additional annual fee of $15,000 for the chair of the Board of Directors.   Travel expenses incidental to meeting attendance are reimbursed.

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

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 30, 2012, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent 5% of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act.  Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.  The Company has relied upon the contents of statements filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act.  The Company has updated, as appropriate, reported share ownership figures of beneficial owners to reflect a 1-for-20 reverse stock split of the Company’s Common Stock effected on February 24, 2010.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock as beneficially owned by them.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Steel Partners Holdings L.P. (1) 590 Madison Avenue, 32nd Floor New York, NY 10022	420,768	14.75%
Common	Dimensional Fund Advisors, LP (2) Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746	145,027	5.09%
Common	Lloyd I. Miller III (3) 222 Lakeview Ave., Suite 160-365, West Palm Beach, FL 33401	612,942	21.49%
Common	Kennedy Capital Management, Inc. (4) 10829 Olive Blvd., St. Louis, MO 63141	229,873	8.06%

Note: Percentage of ownership is based on 2,851,801 shares of Common Stock outstanding on July 19, 2012.

(1)
Steel Partners Holdings L.P. owns 99% of the membership interests of SPH Group LLC. SPH Group LLC is the sole member of SPH Group Holdings LLC. Steel Partners Holdings GP Inc. is the general partner of Steel Partners Holdings L.P., the managing member of SPH Group LLC and the manager of SPH Group Holdings LLC. By virtue of these relationships, each of Steel Partners Holdings L.P., SPH Group LLC and Steel Partners Holdings GP Inc. may be deemed to beneficially own the Shares owned directly by SPH Group Holdings LLC.

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

(3)
Mr. Miller has sole voting and dispositive power with respect to 351,154 of the reported securities as a manager of a limited liability company that is the general partner of a certain limited partnership.  Mr. Miller has sole voting and dispositive power with respect to 196,358 of the reported securities as an investment advisor to the trustee of certain family trusts.  Mr. Miller has sole voting and dispositive power with respect to 65,430 of the reported securities as the trustee of a certain family trust.

(4)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2012.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Alan Howe (1)	17,603	*
Common	Lloyd Sems (2)	189,643	6.62%
Common	Jason Stern (3)	36,361	*
Common	Todd Spartz (4)	24,869	*
Common	Michael Brodsky (5)	19,271	*
Common	Michael Casey (6)	6,771	*
Common	J. Michael Gullard (7)	6,771	*
Common	Leonard Rainow (8)	16,411	*
Common	All executive officers and directors as a group (10 persons)	343,552	11.99%

*	Less than 1% of the outstanding shares of Common Stock.

Note: The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after July 30, 2012. Percentage of ownership is based on 2,851,801  shares of Common Stock outstanding on July 19, 2012, plus shares of Common Stock subject to options or exercisable within 60 days of July 30, 2012, and held by each listed person.  Shares of Common Stock subject to options exercisable within 60 days of July 30, 2012, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. The Company has updated, as appropriate, reported share ownership figures of management to reflect a 1-for-20 reverse stock split of the Company’s Common Stock effected on February 24, 2010.

(1)	Includes 5,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 30, 2012 and 12,603 shares of Common Stock held by Mr. Howe.

(2)
Includes 74,555 shares of Common Stock held by Mr. Sems, 6,668 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 30, 2012 and 108,420 shares of Common Stock held beneficially by Sems Strategic Partners, LP and Sems Diversified Value, LP, of which Mr. Sems is the managing member of the general partner.

(3)
Includes 23,170 shares of Common Stock held by Mr. Stern, 10,743 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 30, 2012 and 2,448 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 30, 2012.

(4)	Includes 22,525 shares of Common Stock held by Mr. Spartz and 2,343 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 30, 2012.

(5)
Includes 12,500 shares of Common Stock held by Mr. Brodsky, 1,668 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 30, 2012 and 5,103 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 30, 2012.

(6)
Includes 1,668 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 30, 2012 and 5,103 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 30, 2012.

(7)
Includes 1,668 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 30, 2012 and 5,103 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 30, 2012.

(8)
Includes 6,599 shares of Common Stock held by Mr. Rainow, 9,062 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 30, 2012 and 750 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 30, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of March 31, 2012 with respect to shares of common stock that may be issued under our existing equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands, except per share amounts)
Equity compensation plans approved by stockholders	476	$7.35	1,039	(1)(2)
Equity compensation plans not approved by stockholders	1	$38.50	184
Total	477	$7.48	1,223

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.

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

Transactions with Related Persons

Other than the compensation arrangements with directors and executive officers and except as set forth below, there have been no transactions since April 1, 2011 (and there are no currently proposed transactions) in which:

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

The Company’s bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has entered into indemnification agreements with its executive officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Pursuant to these agreements, the Company has advanced or indemnified certain directors and officers for fees and expenses incurred by them in connection with the litigation with Trilogy, which was settled in fiscal 2012, as previously reported in our Original Annual Report.

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

The Audit Committee of our Board of Directors selected Armanino McKenna LLP as our independent registered public accounting firm for the fiscal year ended March 31, 2012.

The following table sets forth the aggregate fees we paid to Armanino McKenna LLP, our independent registered public accounting firm, for professional services provided during our fiscal years ended March 31, 2011 and March 31, 2012.

	Fiscal 2012	Fiscal 2011
	(In thousands $)
Audit fees(1)	290	203
Audit-related fees(2)	0	0
Tax fees(3)	0	0
All other fees	0	0
Total fees	290	203

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the day of July 30, 2012.

SELECTICA, INC.
Registrant

/s/ Jason Stern
Jason Stern
Chief Executive Officer and President

/s/ Todd Spartz
Todd Spartz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Stern	President and Chief Executive Officer (Principal Executive Officer)	July 30, 2012
Jason Stern

/s/ Todd Spartz	Chief Financial Officer (Principal Financial Officer and	July 30, 2012
Todd Spartz	Principal Accounting Officer) and Secretary

Directors:

*	Director	July 30, 2012
Michael Casey

*	Director	July 30, 2012
J. Michael Gullard

*	Director	July 30, 2012
Lloyd Sems

*	Director	July 30, 2012
Michael Brodsky

*	Director	July 30, 2012
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