Form 10-Q
period 2012-06-30
SELECTICA INC
filed 2012-08-13
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of August 3, 2012, was 2,821,079.

FORM 10-Q

SELECTICA, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2012	March 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,583	$15,877
Short-term investments	—	199
Accounts receivable, net of allowance for doubtful accounts of $73 and $50 as of June 30, 2012 and March 31, 2012, respectively	3,581	2,446
Prepaid expenses and other current assets	655	531
Total current assets	17,819	19,053

Property and equipment, net	372	362
Other assets	39	39
Total assets	$18,230	$19,454

Liabilities and Stockholders’ Equity

Current liabilities:
Credit facility (see Note 8)	6,000	6,000
Accounts payable	930	395
Accrued payroll and related liabilities	613	1,771
Other accrued liabilities	84	88
Deferred revenues	5,538	5,394
Total current liabilities	13,165	13,648

Long-term deferred revenues	1,126	1,327
Other long-term liabilities	37	41
Total liabilities	14,328	15,016
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	266,681	266,508
Treasury stock	(472)	(472)
Accumulated deficit	(262,311)	(261,602)
Total stockholders’ equity	3,902	4,438

Total liabilities and stockholders’ equity	$18,230	$19,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Revenues:
Recurring revenues	$2,636	$2,173
Non-recurring revenues	1,540	1,581

Total revenues	4,176	3,754
Cost of revenues:
Recurring cost of revenues	331	254
Non-recurring cost of revenues	1,228	1,039

Total cost of revenues	1,559	1,293
Gross profit:
Recurring gross profit	2,305	1,919
Non-recurring gross profit	312	542

Total gross profit	2,617	2,461

Operating expenses:
Research and development	931	896
Sales and marketing	1,520	1,180
General and administrative	870	929

Total operating expenses	3,321	3,005

Loss from operations	(704)	(544)
Interest and other income (expense), net	(5)	(52)

Net loss	$(709)	$(596)

Basic and diluted net loss per share	$(0.25)	$(0.21)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,807	2,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(709)	$(596)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	48	72
Loss on disposition of property and equipment	—	1
Stock-based compensation	208	109
Changes in assets and liabilities:
Accounts receivable, net	(1,135)	649
Prepaid expenses and other current assets	(124)	(7)
Accounts payable	535	(69)
Accrued payroll and related liabilities	(1,157)	237
Other accrued liabilities and other long-term liabilities	(8)	(18)
Deferred revenues	(57)	(357)

Net cash (used in) provided by operating activities	(2,399)	21

Investing activities
Proceeds from maturities of short-term investments	199	—
Purchase of property and equipment	(58)	(7)

Net cash provided by (used in) investing activities	141	(7)

Financing activities
Payments on note payable to Versata	—	(200)
Repurchases of common stock, net	(36)	—

Net cash used in financing activities	(36)	(200)

Net decrease in cash and cash equivalents	(2,294)	(186)
Cash and cash equivalents at beginning of the period	15,877	16,822

Cash and cash equivalents at end of the period	$13,583	$16,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended June 30, 2012 and 2011 have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2012, and the results of operations and cash flows for the three months ended June 30, 2012 and 2011, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2012 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

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

2.  Summary of Significant Accounting Policies

There have been no material changes to any of the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2012	2011
Customer A	14%	15%

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	June 30, 2012	March 31, 2012
Customer A	16%	22%
Customer B	*	11%
Customer C	12%	*
Customer D	18%	*

*	Less than 10% of total accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—
Certificates of deposit	199	—	199

Total	$203	$4	$199

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—
Short-term investments:
Certificates of deposit	199	—	199

Total	$203	$4	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2012 and March 31, 2012, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Segment Information

The Company operates as one business segment and therefore segment information is not presented.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.  Income Taxes

At June 30, 2012, the Company had approximately $2.0 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from fiscal years 1998 to 2012 due to net operating losses and tax carryforwards unutilized from such years.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.  Stock-Based Compensation

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

During the three months ended June 30, 2012 and 2011, there were 57,500 and 7,500 restricted stock units granted, respectively.

Valuation Assumptions

The Company did not issue employee stock options during the three months ended June 30, 2012.  For the three months ended June 30, 2011, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended June 30,
	2012	2011
Risk-free interest rate	N/A	0.88%
Dividend yield	N/A	0.00%
Expected volatility	N/A	82.17%
Expected option life in years	N/A	3.22
Weighted average fair value at grant date	N/A	$2.84

Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 23.91% for its options.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Awards Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at March 31, 2012	1,223	478	$7.48
Awards granted	(57)	57	—
Awards released	—	(25)	—
Awards cancelled	7	(7)	—
Options cancelled	11	(11)	6.38

Outstanding at June 30, 2012	1,184	492	$7.54

The weighted average term for exercisable options is 5.93 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2012 was $4.08 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at June 30, 2012 and 2011 was $8,930 and $0, respectively.

The options outstanding and exercisable at June 30, 2012 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$3.70 — $5.20	74	7.26	24	$5.01
$5.21 — $5.26	51	9.08	6	5.26
$5.27 — $5.93	57	6.43	30	5.61
$5.94 — $38.50	36	4.72	36	18.79
$38.51 — $42.40	1	1.23	1	42.40

$3.70 — $42.40	219	7.02	97	$10.64

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Cost of revenues	$35	$7
Research and development	47	26
Sales and marketing	53	34
General and administrative	73	42
Impact on net loss	$208	$109

As of June 30, 2012, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $1.5 million and will be recognized over an estimated weighted average amortization period of 2.5 years.  The amortization period is based on the expected remaining vesting term of the options.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2012 and 2011 was $0 and $3,175, respectively.  During the three months ended June 30, 2012 and 2011, there were no shares issued under the ESPP.

The Company did not have ESPP expense during the three months ended June 30, 2012. For the three months ended June 30, 2011, the Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended June 30,
	2012	2011
Risk-free interest rate	N/A	1.04%
Dividend yield	N/A	0.00%
Expected volatility	N/A	90.17%
Expected life in years	N/A	1.96
Weighted average fair value at grant date	N/A	$4.44

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	199	137
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	24	27

Total common stock equivalents excluded from diluted net loss per common share	223	164

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

As the costs of this litigation and related legal work were directly related to the issuance of shares under the Company’s Rights Agreement, these costs were charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for both received and anticipated recoveries from the Company’s Director’s and Officer’s insurance policy.  As of June 30, 2012 and March 31, 2012, there were no anticipated recoveries reflected in prepaid expenses and other current assets on the Company’s balance sheet.  The net amount charged to APIC as a result of this litigation was $3.6 million.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.   Versata Note Payable

Pursuant to the Settlement Agreement, during fiscal 2012, the Company paid to Versata the following: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 payable during the three months ended September 30, 2012.

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

As of June 30, 2012, the Company owed $6.0 million under the Credit Facility, and no amounts were available for future borrowings.

9.  Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04,“Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. The Company adopted this standard in the fourth quarter of fiscal 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011.  The Company adopted this standard in the fourth quarter of fiscal 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; risks associated with potential acquisitions; and adverse financial, customer and employee consequences that might result to us if litigation were to be resolved in an adverse manner to us. For a more detailed discussion of the risks relating to our business, readers should refer to 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

For the three months ended June 30, 2012, our total revenues increased by 11%, or $0.4 million, to $4.2 million compared with total revenues of $3.8 million for the three months ended June 30, 2011.  Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $2.6 million, or 63% of total revenues, representing an increase of $0.5 million, or 21%, over the three months ended June 30, 2011.  Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.5 million, or 37% of total revenues, which was flat compared to the $1.6 million recognized during the three months ended June 30, 2011.  The increase in recurring revenues year over year resulted primarily from new subscription license customers reflecting the shift in business focus and strategy to emphasize our cloud-based solutions.

During the quarter ended June 30, 2012, our net loss totaled approximately $0.7 million, which was flat compared to our net loss of $0.6 million for the quarter ended June 30, 2011.

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

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012.

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended June 30,
	2012	2011
Customer A	14%	15%

We have incurred significant losses since inception and, as of June 30, 2012, we had an accumulated deficit of approximately $262 million. We believe our success depends on the growth of our customer base as well as market growth for our CLM and GS solutions.

We believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results have historically been dependent on a few significant customer transactions which make predicting future performance difficult.

Results of Operations:

Revenues

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands, except percentages)
Recurring revenues	$2,636	$2,173	$463
Percentage of total revenues	63%	58%	21%
Non-recurring revenues	$1,540	$1,581	$(41)
Percentage of total revenues	37%	42%	(3)%
Total revenues	$4,176	$3,754	$422

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Our recurring revenues during the three months ended June 30, 2012 increased by $0.5 million, or 21%, year over year primarily due to new subscription license customers.  This is a reflection in the shift in business focus and strategy to emphasize our cloud-based solutions.

Non-recurring revenues.  Non-recurring revenues are comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training.  Non-recurring revenues during the three months ended June 30, 2012 were flat compared to the three months ended June 30, 2011.

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

Cost of revenues

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands, except percentages)
Recurring cost of revenues	$331	$254	$77
Percentage of recurring revenues	13%	12%	30%
Non-recurring cost of revenues	$1,228	$1,039	$189
Percentage of non-recurring revenues	80%	66%	18%
Total cost of revenues	$1,559	$1,293	$266

Recurring cost of revenues. Recurring cost of revenues consist of costs associated with supporting our data center, a fixed allocation of our research and development costs, and salaries and related expenses of our support organization.  During the three months ended June 30, 2012, recurring cost of revenues increased $0.1 million, or 30%, compared to the three months ended June 30, 2011 primarily due to an increase in license and support costs in our data center, higher compensation expenses in our support organization, and a higher allocation of R&D costs.

We expect recurring cost of revenues to increase in absolute dollars in fiscal 2013.

Non-recurring cost of revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses.  During the three months ended June 30, 2012, these costs increased by approximately $0.2 million, or 18%, compared to the three months ended June 30, 2011 primarily due to the increase in the use of third-party consultants used for our system implementations.

We expect non-recurring cost of revenues to increase in absolute dollars in fiscal 2013.

Gross Profit and Margin

	Three Months Ended June 30,
	2012	2011
Gross margin, recurring revenues	87%	88%
Gross margin, non-recurring revenues	20%	34%
Gross margin, total revenues	63%	66%

Gross profit was $2.6 million, or 63% of revenues, during the three months ended June 30, 2012, compared with $2.5 million, or 66% of revenues, during the three months ended June 30, 2011. This decrease in gross profit percentage resulted from higher non-recurring cost of revenues primarily due to the increase in the use of third-party consultants used for our system implementations.

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins during the three months ended June 30, 2012 and 2011 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

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

Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands, except percentages)
Research and development	$931	$896	$35
Percentage of total revenues	22%	24%	4%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses. Research and development expenses were flat during the three months ending June 30, 2012 compared to the same period in 2011.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research and development in the U.S as well as in our Ukraine research and operations center.

Sales and Marketing

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands, except percentages)
Sales and marketing	$1,520	$1,180	$340
Percentage of total revenues	36%	31%	29%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  For the three months ended June 30, 2012, sales and marketing expenses increased $0.3 million, or 29%, compared to the same period in 2011.  The increase is primarily due to increased sales and marketing headcount, our 2012 annual Fusion conference, our recently updated website and new logo, as well as other trade show expenses.

We expect increases in sales and marketing expenses in fiscal 2013 in absolute dollars and as a percentage of total revenues.

General and Administrative

	Three Months Ended June 30,
	2012	2011	Change
	(in thousands, except percentages)
General and administrative	$870	$929	$(59)
Percentage of total revenues	21%	25%	(6)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses remained flat compared to the same period in 2011.  We expect modest increases in general and administrative expenses in fiscal 2013 compared to fiscal 2012 in absolute dollars.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures.  During the three months ended June 30, 2012 and 2011, interest and other income (expense), net decreased $0.1 million primarily due to the Versata note payoff, as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

During the three months ended June 30, 2012 and 2011, we did not record an income tax provision.

Liquidity and Capital Resources

	June 30, 2012	March 31, 2012
	(in thousands)
Cash, cash equivalents and short-term investments	$13,583	$16,076
Working capital	$4,654	$5,405

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Net cash (used in) provided by operating activities	$(2,399)	$21
Net cash provided by (used in) investing activities	$141	$(7)
Net cash used in financing activities	$(36)	$(200)

Our primary sources of liquidity consisted of approximately $13.6 million in cash and cash equivalents as of June 30, 2012, $6.0 million of which was received from our short-term credit facility.  This compares to approximately $16.1 million in cash, cash equivalents and short-term investments as of March 31, 2012, $6.0 million of which was received from our short-term credit facility.

Net cash used in operating activities was $2.4 million for the three months ended June 30, 2012, resulting primarily from our year-to-date net loss of $0.7 million, a $1.1 million increase in accounts receivable, net, and a $1.2 million decrease in accrued payroll and related liabilities.  These decreases were partially offset by a $0.5 million increase in accounts payable.

Net cash provided by operating activities was not significant for the three months ended June 30, 2011.

Net cash provided by investing activities was $0.1 million for the three months ended June 30, 2012, resulting primarily from proceeds from maturities of short-term investments partially offset by capital asset purchases.

Net cash used in investing activities was not significant for the three months ended June 30, 2011.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was not significant for the three months ended June 30, 2012.

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

We believe our cash and cash equivalents balances as of June 30, 2012 are adequate to fund our operations through at least June 30, 2013. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of June 30, 2012.

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

Our contractual obligations and commercial commitments at June 30, 2012, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$633	$248	$384	$1	$—
Versata consulting services	500	500	—	—	—
Credit facility	6,000	6,000	—	—	—
Total	$7,133	$6,748	$384	$1	$—

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2012. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
April 1, 2012— April 30, 2012	—	$—	—	—
May 1, 2012— May 31, 2012	9,193	3.91	—	—
June 1, 2012— June 30, 2012	—	—	—	—

Total	9,193	$3.91	—	—

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	MINE SAFETY DISCLOSURES
 Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

ITEM 6:	EXHIBITS

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2012	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.