Form 10-Q
period 2012-09-30
SELECTICA INC
filed 2012-11-14
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of November 5, 2012, was 2,821,079.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$12,052	$15,877
Short-term investments	—	199
Accounts receivable, net of allowance for doubtful accounts of $75 and $50 as of September 30, 2012 and March 31, 2012, respectively	3,682	2,446
Prepaid expenses and other current assets	512	531
Total current assets	16,246	19,053

Property and equipment, net	368	362
Other assets	39	39
Total assets	$16,653	$19,454

Liabilities and Stockholders’ Equity

Current liabilities:
Credit facility (see Note 8)	6,000	6,000
Accounts payable	876	395
Accrued payroll and related liabilities	739	1,771
Other accrued liabilities	87	88
Deferred revenues	4,811	5,394
Total current liabilities	12,513	13,648

Long-term deferred revenues	964	1,327
Other long-term liabilities	33	41
Total liabilities	13,510	15,016
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	266,811	266,508
Treasury stock	(472)	(472)
Accumulated deficit	(263,200)	(261,602)
Total stockholders’ equity	3,143	4,438

Total liabilities and stockholders’ equity	$16,653	$19,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Recurring revenues	$2,960	$2,162	$5,596	$4,335
Non-recurring revenues	1,695	1,370	3,235	2,950
Total revenues	4,655	3,532	8,831	7,285

Cost of revenues:
Cost of recurring revenues	407	257	738	512
Cost of non-recurring revenues	1,347	1,278	2,574	2,316
Total cost of revenues	1,754	1,535	3,312	2,828

Gross profit:
Recurring gross profit	2,553	1,905	4,858	3,823
Non-recurring gross profit	348	92	661	634

Total gross profit	2,901	1,997	5,519	4,457

Operating expenses:
Research and development	861	810	1,792	1,706
Sales and marketing	1,726	1,415	3,245	2,594
General and administrative	698	843	1,568	1,774
Fees related to Comprehensive Settlement Agreement (see Note 7)	500	500	500	500
Total operating expenses	3,785	3,568	7,105	6,574

Loss from operations	(884)	(1,571)	(1,586)	(2,117)

Loss on early extinguishment of note payable (see Note 7)	—	470	—	470
Interest and other income (expense), net	(5)	(38)	(12)	(88)

Net loss	$(889)	$(2,079)	$(1,598)	$(2,675)

Basic and diluted net loss per share	$(0.32)	$(0.74)	$(0.57)	$(0.95)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,818	2,820	2,815	2,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(1,598)	$(2,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101	139
Loss on disposition of property and equipment	—	1
Stock-based compensation	361	288
Changes in assets and liabilities:
Accounts receivable, net	(1,236)	987
Prepaid expenses and other current assets	19	50
Other assets	—	(39)
Accounts payable	481	(315)
Accrued payroll and related liabilities	(1,031)	321
Other accrued liabilities and other long-term liabilities	(9)	(243)
Deferred revenues	(946)	(793)

Net cash used in operating activities	(3,858)	(2,279)

Investing activities
Proceeds from maturities of short-term investments	199	—
Purchase of short-term investments	—	(1,398)
Purchase of property and equipment	(107)	(98)

Net cash provided by (used in) investing activities	92	(1,496)

Financing activities
Payments on note payable to Versata	—	(4,268)
Purchase of treasury shares	—	(472)
Borrowings under credit facility	—	4,713
Repurchases of common stock, net of issuance	(59)	(7)

Net cash used in financing activities	(59)	(34)

Net decrease in cash and cash equivalents	(3,825)	(3,809)
Cash and cash equivalents at beginning of the period	15,877	16,822

Cash and cash equivalents at end of the period	$12,052	$13,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and six months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended September 30, 2012 and 2011 have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2012, and the results of operations and cash flows for the three and six months ended September 30, 2012 and 2011, respectively.  Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2012 has been derived from the audited consolidated financial statements at that date.

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

Reclassifications

Certain prior period balances within the recurring and non-recurring revenue and cost of recurring revenue and cost of non-recurring revenue have been reclassified to conform to the current year’s presentation, none of which had an impact on the Company’s condensed consolidated financial statements.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012		2011
Customer A	12%	16%	13%		16%
Customer B	*	11%		*	10%
Customer C	*	10%		*	*
Customer D	10%	*		*	*

* Less than 10% of total revenues.

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	September 30, 2012	March 31, 2012
Customer D	22%	*
Customer E	*	22%
Customer F	*	11%
Customer G	13%	*

* Less than 10% of total accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—
Short-term investments:
Certificates of deposit	199	—	199

Total	$203	$4	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2012 and March 31, 2012, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Segment Information

The Company operates as one business segment and therefore segment information is not presented. International revenues are attributable to countries based on the location of the customers. For the three and six months ended September 30, 2012, international revenues were $0.5 million and $0.8 million, respectively. For the three and six months ended September 30, 2012, domestic revenues were $4.2 million and $8.0 million, respectively. For the three and six months ended September 30, 2011, international revenues were $0.2 million and $0.4 million, respectively. For the three and six months ended September 30, 2011, domestic revenues were $3.3 million and $6.9 million, respectively.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.  Income Taxes

At September 30, 2012, the Company had approximately $2.0 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

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

During the three months ended September 30, 2012 and 2011, there were 115,500 and 183,150 restricted stock units granted, respectively.

Valuation Assumptions

The Company did not issue employee stock options during the three or six months ended September 30, 2012.  For the three and six months ended September 30, 2011, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended September 30,			Six Months Ended September 30,
	2012		2011	2012		2011
Risk-free interest rate		N/A	0.50%		N/A	0.66%
Dividend yield		N/A	0.00%		N/A	0.00%
Expected volatility		N/A	81.47%		N/A	81.77%
Expected option life in years		N/A	3.28		N/A	3.25
Weighted average fair value at grant date	$	N/A	$2.86	$	N/A	$2.85

Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.  Based on the Company’s estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 23.91% for its options.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Restricted Stock Units Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at June 30, 2012	1,184	492	$7.54
Restricted stock units granted	(115)	115	—
Restricted stock units released	—	(15)	—
Restricted stock units cancelled	2	(2)	—
Options cancelled	11	(11)	12.56

Outstanding at September 30, 2012	1,082	579	$7.27

The weighted average term for exercisable options is 6.41 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2012 was $5.48 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at September 30, 2012 and 2011 was $69,562 and $0, respectively.

The options outstanding and exercisable at September 30, 2012 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
	(in thousands except for per share amount)
$3.70 — $5.20	73	7.14	29	$4.83
$5.21 — $5.26	51	8.82	16	5.26
$5.27 — $5.93	50	7.00	31	5.62
$5.94 — $35.96	34	4.66	33	17.52
$35.97 — $42.40	1	0.98	1	42.40

$3.70 — $42.40	209	7.09	110	$9.27

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$22	$24	$57	$24
Research and development	27	34	75	67
Sales and marketing	53	50	106	84
General and administrative	51	71	123	113
Impact on net loss	$153	$179	$361	$288

As of September 30, 2012, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $1.7 million and will be recognized over an estimated weighted average amortization period of 2.3 years.  The amortization period is based on the expected remaining vesting term of the options.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended September 30, 2012 and 2011 was $0 and $1,445, respectively.  During the three months ended September 30, 2012 and 2011, there were 0 and 1,000 shares issued under the ESPP, respectively.

The Company did not have ESPP expense during the three and six months ended September 30, 2012.  For the three and six months ended September 30, 2011, the Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended September 30,			Six Months Ended September 30,
	2012		2011	2012		2011
Risk-free interest rate		N/A	0.99%		N/A	1.02%
Dividend yield		N/A	0.00%		N/A	0.00%
Expected volatility		N/A	91.93%		N/A	90.72%
Expected life in years		N/A	1.97		N/A	1.96
Weighted average fair value at grant date	$	N/A	$4.10	$	N/A	$4.33

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	187	238	193	204
Options excluded for which the exercise price was at or less than the average fair market value of the Company’s common stock during the period and unvested restricted stock units but were excluded as inclusion would decrease the Company’s net loss per share	134	21	34	11
Total common stock equivalents excluded from diluted net loss per common share	321	259	227	215

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

6.  Litigation and Contingencies

From time to time the Company is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect its financial position, results of operations or liquidity.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.   Versata Note Payable

Pursuant to a Comprehensive Settlement Agreement between the Company and Versata (“Settlement Agreement”), during fiscal 2012, the Company paid to Versata the following: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 of consulting services to be provided, during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Company recorded a $500,000 charge for additional consulting services paid as required by the Settlement Agreement.

During the twelve months ended March 31, 2012, the Company recorded a $470,000 charge on the early extinguishment of the note payable, as well as $500,000 relating to the consulting services as part of the Settlement Agreement.

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

The Receivables Financing Facility may be drawn in amounts up to $2.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the 2011 Credit Facility.  The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate.  During the three months ended September 30, 2012, the Credit Facility was modified and now terminates on December 20, 2012.

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

As of September 30, 2012, the Company owed $6.0 million under the Credit Facility, and no amounts were available for future borrowings.

9.  Recent Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended September 30, 2012.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; the impact of current economic conditions on our customers and our business; and our reliance on a relatively small number of customers for a substantial portion of our revenue. For a more detailed discussion of the risks relating to our business, readers should refer to 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Quarterly Financial Overview

For the three months ended September 30, 2012, our total revenues increased by 34%, or $1.2 million, to $4.7 million compared with total revenues of $3.5 million for the three months ended September 30, 2011.  Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $3.0 million, or 64% of total revenues, representing an increase of $0.8 million, or 37%, over the three months ended September 30, 2011.  Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.7 million, or 36% of total revenues, representing an increase of $0.3 million, or 24%, over the three months ended September 30, 2011.  The increase in recurring revenues year over year resulted primarily from new subscription license customers reflecting the shift in business focus and strategy to emphasize our cloud-based solutions.  The increase in non-recurring revenues year over year resulted primarily from a higher level of consulting services delivered to our customers.

During the quarter ended September 30, 2012, our net loss totaled approximately $0.9 million, representing a decrease of $1.2 million, or 57%, over the three months ended September 30, 2011.  The improvement was primarily due to higher total revenues year over year.

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

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012		2011
Customer A	12%	16%	13%		16%
Customer B	*	11%		*	10%
Customer C	*	10%		*	*
Customer D	10%	*		*	*

* Less than 10% of total revenues.

We have incurred significant losses since inception and, as of September 30, 2012, we had an accumulated deficit of approximately $263 million. We believe our success depends on the growth of our customer base as well as market growth for our CLM and GS solutions.

Results of Operations:

Revenues
	Three Months Ended September 30,			Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
LiRecurring revenues	$2,960	$2,162	$798	$5,596	$4,335	$1,261
Percentage of total revenues	64%	61%	37%	63%	60%	29%
Non-recurring revenues	$1,695	$1,370	$325	$3,235	$2,950	$285
Percentage of total revenues	36%	39%	24%	37%	40%	10%
Total revenues	$4,655	$3,532	$1,123	$8,831	$7,285	$1,546

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Our recurring revenues during the three and six months ended September 30, 2012 increased by $0.8 million and $1.3 million, respectively.  Subscription revenue growth continued to drive the growth in recurring revenues as well as the growth in total revenues for the three and six months ended September 30, 2012. Subscription revenues grew to $1.0 million for the quarter ended September 30, 2012, compared to $0.5 million for the quarter ended September 30, 2011, representing a 114% increase year over year.  Subscription revenues for the six months ended September 30, 2012 increased $0.9 million, or 98%, to $1.8 million, compared to the six months ended September 30, 2011.  Maintenance revenues only grew $0.2 million and $0.4 million, respectively, during the three and six months ended September 30, 2012, compared to the three and six months ended September 30, 2011.  In addition, hosting revenues were $0.1 million for both the three and six months ended September 30, 2012, and were flat compared to the same periods in the prior year.  These results reflect the shift in business focus and strategy to emphasize our cloud-based solutions.  Recurring revenues continue to account for over 60% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues during the three months ended September 30, 2012 increased by $0.3 million compared to the three months ended September 30, 2011. This increase was primarily due to a higher level of consulting services delivered to our customers. Non-recurring revenues during the six months ended September 30, 2012 increased by $0.3 million compared to the six months ended September 30, 2011. This increase was primarily due to two perpetual license deals executed during fiscal year 2013.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
License	$-	$23	$394	$115
Professional services	1,695	1,347	2,841	2,835
Total non-recurring revenues	$1,695	$1,370	$3,235	$2,950

We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on new license revenue and the number and size of new software implementations and follow-on services to our existing customers. We expect recurring revenues to increase in absolute dollars and as a percentage of total revenues as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals, and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.

Cost of revenues
	Three Months Ended September 30,			Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
Cost of recurring revenues	$407	$257	$150	$738	$512	$226
Percentage of recurring revenues	14%	12%	58%	13%	12%	44%
Cost of non-recurring revenues	$1,347	$1,278	$69	$2,574	$2,316	$258
Percentage of non-recurring revenues	79%	93%	5%	80%	79%	11%
Total cost of revenues	$1,754	$1,535	$219	$3,312	$2,828	$484

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data center, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization.  During the three and six months ended September 30, 2012, cost of recurring revenues increased $0.2 million, compared to the three and six months ended September 30, 2011 primarily due to an increase in license and support costs in our data center, as well as higher compensation expenses in our support organization.

We expect cost of recurring revenues to increase in absolute dollars and to remain relatively flat as a percentage of recurring revenues in fiscal 2013.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses.  During the three months ended September 30, 2012, these costs were flat compared to the three months ended September 30, 2012.  During the six months ended September 30, 2012, these costs increased by approximately $0.3 million, or 11%, compared to the six months ended September 30, 2011 primarily due to the increase in the use of third-party consultants used for our system implementations.

We expect cost of non-recurring revenues to increase in absolute dollars in fiscal 2013 as we continue to build our customer base, grow our professional services organization and utilize third-party consultants on system implementations.

Gross Profit and Margin
	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Gross margin, recurring revenues	86%	88%	87%	88%
Gross margin, non-recurring revenues	21%	7%	20%	21%
Gross margin, total revenues	62%	57%	62%	61%

Gross profit was $2.9 million, or 62% of revenues, during the three months ended September 30, 2012, compared with $2.0 million, or 57% of revenues, during the three months ended September 30, 2011. This increase was primarily due to a higher level of consulting services delivered to our customers

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins during the three and six months ended September 30, 2012 and 2011 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

We expect that our overall gross margins will continue to fluctuate due to the mix of services we provide, whether the services are performed by our professional services employees or third-party consultants, and the overall utilization rates of our professional services organization.  In addition, our gross margins will be impacted by timing of service and license revenue recognized from perpetual licenses and will continue to be adversely affected by lower margins associated with service revenues.

Operating Expenses

Research and Development Expenses
	Three Months Ended September 30,			Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
Research and development	$861	$810	$51	$1,792	$1,706	$86
Percentage of total revenues	18%	23%	6%	20%	23%	5%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses were flat during the three and six months ending September 30, 2012 compared to the same period in 2011.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research and development in the U.S as well as in our Ukraine research and operations center.

Sales and Marketing
	Three Months Ended September 30,			Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
Sales and marketing	$1,726	$1,415	$311	$3,245	$2,594	$651
Percentage of total revenues	37%	40%	22%	37%	36%	25%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses.  For the three and six months ended September 30, 2012, sales and marketing expenses increased $0.3 million and $0.7 million, respectively, compared to the same periods in 2011.  The increase is primarily due to increased sales and marketing headcount, our 2012 annual Fusion conference, our recently updated website and new logo, as well as other trade show expenses.

We expect increases in sales and marketing expenses in fiscal 2013 in absolute dollars and as a percentage of total revenues.

General and Administrative
	Three Months Ended September 30,			Six Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
General and administrative	$698	$843	$(145)	$1,568	$1,774	$(206)
Percentage of total revenues	15%	24%	(17)%	18%	24%	(12)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  During the three and six months ended September 30, 2012, general and administrative expenses decreased by $0.1 million and $0.2 million, respectively, compared to the same periods in 2011.  This was primarily due to lower accounting fees as well as lower legal expenses in connection with our Settlement Agreement as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements.  We expect modest increases in general and administrative expenses in fiscal 2013 compared to fiscal 2012 in absolute dollars.

Fees Related To Comprehensive Settlement Agreement

Fees related to our Comprehensive Settlement Agreement consist of a $0.5 million charge for consulting services during each of the three months ended September 30, 2012 and 2011, as part of our settlement with Versata, as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Loss on Early Extinguishment of Note Payable

Loss on early extinguishment of note payable relates to a $0.5 million charge during the three months ended September 30, 2011, resulting from the Versata note payoff, as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures.  During the three and six months ended September 30, 2012 and 2011, interest and other income (expense), net was immaterial for all periods presented.

Provision for Income Taxes

During the three and six months ended September 30, 2012 and 2011, we did not record an income tax provision.

Liquidity and Capital Resources

	September 30, 2012	March 31, 2012
	(in thousands)
Cash, cash equivalents and short-term investments	$12,052	$16,076
Working capital	$3,733	$5,405

	Six Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(3,858)	$(2,279)
Net cash provided by (used in) investing activities	$92	$(1,496)
Net cash used in financing activities	$(59)	$(34)

Our primary sources of liquidity consisted of approximately $12.1 million in cash and cash equivalents as of September 30, 2012, $6.0 million of which was received from our short-term credit facility.  This compares to approximately $16.1 million in cash, cash equivalents and short-term investments as of March 31, 2012, $6.0 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $3.9 million for the six months ended September 30, 2012, resulting primarily from our year-to-date net loss of $1.6 million, a $1.2 million increase in accounts receivable, net, and a $1.0 million decrease in accrued payroll and related liabilities.

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

Net cash provided by investing activities was $0.1 million for the six months ended September 30, 2012, resulting primarily from proceeds from maturities of short-term investments partially offset by capital asset purchases.

Net cash used in investing activities was $1.5 million for the six months ended September 30, 2011, resulting primarily from short-term investment purchases.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

Net cash used in financing activities was not significant for the six months ended September 30, 2012.

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

We believe our cash and cash equivalents balances as of September 30, 2012 are adequate to fund our operations through at least September 30, 2013. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of September 30, 2012.

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

Our contractual obligations and commercial commitments at September 30, 2012, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$572	$249	$322	$1	$—
Credit facility	6,000	6,000	—	—	—
Total	$6,572	$6,249	$322	$1	$—

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2012. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
July 1, 2012— July 31, 2012	5,637	$3.96	—	—
August 1, 2012— August 31, 2012	—	—	—	—
September 1, 2012— September 30, 2012	—	—	—	—

Total	5,637	$3.96	—	—

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.