Form 10-Q
period 2012-12-31
SELECTICA INC
filed 2013-02-14
CIK 1090908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.002 per share, as of February 8, 2013, was 2,837,215.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,806	$15,877
Short-term investments	—	199
Accounts receivable, net of allowance for doubtful accounts of $117 and $50 as of December 31, 2012 and March 31, 2012, respectively	4,591	2,446
Prepaid expenses and other current assets	622	531
Total current assets	15,019	19,053

Property and equipment, net	399	362
Other assets	39	39
Total assets	$15,457	$19,454

Liabilities and Stockholders’ Equity

Current liabilities:
Credit facility (see Note 8)	5,894	6,000
Accounts payable	751	395
Accrued payroll and related liabilities	819	1,771
Other accrued liabilities	90	88
Deferred revenues	4,636	5,394
Total current liabilities	12,190	13,648

Long-term deferred revenues	868	1,327
Other long-term liabilities	27	41
Total liabilities	13,085	15,016
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	267,098	266,508
Treasury stock	(472)	(472)
Accumulated deficit	(264,258)	(261,602)
Total stockholders’ equity	2,372	4,438

Total liabilities and stockholders’ equity	$15,457	$19,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Recurring revenues	$3,054	$2,258	$8,650	$6,593
Non-recurring revenues	1,442	1,001	4,677	3,952
Total revenues	4,496	3,259	13,327	10,545

Cost of revenues:
Cost of recurring revenues	489	248	1,227	760
Cost of non-recurring revenues	1,485	1,042	4,059	3,358
Total cost of revenues	1,974	1,290	5,286	4,118

Gross profit:
Recurring gross profit	2,565	2,010	7,423	5,833
Non-recurring gross profit	(43)	(41)	618	594

Total gross profit	2,522	1,969	8,041	6,427

Operating expenses:
Research and development	950	801	2,742	2,507
Sales and marketing	1,642	1,518	4,887	4,112
General and administrative	985	1,065	2,554	2,840
Fees related to Comprehensive Settlement Agreement (see Note 7)	—	—	500	500
Total operating expenses	3,577	3,384	10,683	9,959

Loss from operations	(1,055)	(1,415)	(2,642)	(3,532)

Loss on early extinguishment of note payable (see Note 7)	—	—	—	(470)
Interest and other income (expense), net	(3)	(18)	(14)	(106)

Net loss	$(1,058)	$(1,433)	$(2,656)	$(4,108)

Basic and diluted net loss per share	$(0.37)	$(0.52)	$(0.94)	$(1.47)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,830	2,737	2,818	2,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
Operating activities
Net loss	$(2,656)	$(4,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	156	201
Loss on disposition of property and equipment	—	13
Stock-based compensation	699	432
Changes in assets and liabilities:
Accounts receivable, net	(2,145)	51
Prepaid expenses and other current assets	(91)	79
Other assets	—	(39)
Accounts payable	356	(262)
Accrued payroll and related liabilities	(951)	528
Other accrued liabilities and other long-term liabilities	(12)	337
Deferred revenues	(1,216)	(122)

Net cash used in operating activities	(5,860)	(2,890)

Investing activities
Proceeds from maturities of short-term investments	199	1,398
Purchase of short-term investments	—	(1,398)
Purchase of property and equipment	(193)	(172)

Net cash provided by (used in) investing activities	6	(172)

Financing activities
Payments on note payable to Versata	—	(4,268)
Purchase of treasury shares	—	(472)
(Repayments) borrowings under credit facility	(106)	6,000
Repurchases of common stock, net of issuance costs	(111)	(7)

Net cash (used in) provided by financing activities	(217)	1,253

Net decrease in cash and cash equivalents	(6,071)	(1,809)
Cash and cash equivalents at beginning of the period	15,877	16,822

Cash and cash equivalents at end of the period	$9,806	$15,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2012, the condensed consolidated statements of operations for the three and nine months ended December 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2012 and 2011 have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2012, and the results of operations and cash flows for the three and nine months ended December 31, 2012 and 2011, respectively.  Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2012 has been derived from the audited consolidated financial statements at that date.

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

Reclassifications

Certain prior period balances within revenues and cost of revenues have been reclassified to conform to the current year presentation of recurring and non-recurring revenues.  These reclassifications did not have an impact on total revenues or cost of revenues as previously reported.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Customer A	13%	18%	13%	16%

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	December 31, 2012	March 31, 2012
Customer B	10%	22%
Customer C	*	11%
Customer D	11%	*
Customer E	11%	*

* Less than 10% of total accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market fund	$4	$4	$—
Short-term investments:
Certificates of deposit	199	—	199

Total	$203	$4	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2012 and March 31, 2012, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Segment Information

The Company operates as one business segment and therefore segment information is not presented. International revenues are attributable to countries based on the location of the customers. For the three and nine months ended December 31, 2012, international revenues were $0.7 million and $1.6 million, respectively. For the three and nine months ended December 31, 2012, domestic revenues were $3.8 million and $11.8 million, respectively. For the three and nine months ended December 31, 2011, international revenues were $0.2 million and $0.6 million, respectively. For the three and nine months ended December 31, 2011, domestic revenues were $3.0 million and $9.9 million, respectively.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

3.  Income Taxes

At December 31, 2012, the Company had approximately $2.0 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from fiscal years 1998 to 2012 due to net operating losses and tax carryforwards unutilized from such years.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

4.  Stock-Based Compensation

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  On December 3, 2012, the Compensation Committee of the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the “LTPIP”) within the 1999 Equity Incentive Plan (the “1999 Plan”), under which restricted stock units would be granted to the Company’s executives. Under the LTPIP, sixty percent (60%) of the restricted stock units will vest based upon achievement of contracted monthly recurring revenue targets over a period of three years, with fifty percent (50%) of the amount withheld from vesting until the Company achieves profitability, and forty percent (40%) vest based upon operating profit targets over a period of three years.

During the three months ended December 31, 2012 and 2011, there were 448,742 and 6,000 stock units granted, respectively.  The restricted stock units granted this quarter include 420,000 shares granted to the Company’s executives under the LTPIP, under which the Company’s Chief Executive Officer received a grant of 220,000 restricted stock units, and the Company’s Chief Financial Officer, Chief Strategy Officer, Chief Operating Officer and Chief Commercial Officer each received a grant of 50,000 restricted stock units. The Company is amortizing the related compensation expense on a straight-line basis over the expected vesting period.  The compensation expense was $0.1 million for the three months ended December 31, 2012.

Valuation Assumptions

The Company did not issue employee stock options during the three or nine months ended December 31, 2012.  For the three and nine months ended December 31, 2011, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2012		2011	2012		2011
Risk-free interest rate		N/A	0.42%		N/A	0.62%
Dividend yield		N/A	0.00%		N/A	0.00%
Expected volatility		N/A	83.20%		N/A	82.02%
Expected option life in years		N/A	3.27		N/A	3.26
Weighted average fair value at grant date	$	N/A	$2.04	$	N/A	$2.71

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Restricted Stock Units Outstanding
	Shares available for grant	Number of shares	Weighted-average exercise price
	(in thousands except for per share amount)
Outstanding at September 30, 2012	1,082	579	$7.28
Restricted stock units granted	(450)	450	—
Restricted stock units released	—	(26)	—
Restricted stock units cancelled	63	(63)	—
Options cancelled	9	(9)	6.22

Outstanding at December 31, 2012	704	931	$7.32

The weighted average remaining contractual term for exercisable options is 6.26 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2012 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2012 was $6.50 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at December 31, 2012 and 2011 was $0.2 million and $0, respectively.  The aggregate intrinsic value of restricted stock units outstanding at December 31, 2012 and 2011 was $4.7 million and $0.9 million, respectively.

The options outstanding and exercisable at December 31, 2012 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
			(in thousands except for per share amount)
$3.70	—	$5.20	72	6.86	37	$4.85
$5.21	—	$5.26	51	8.54	19	5.26
$5.27	—	$5.93	44	7.38	28	5.67
$5.94	—	$35.96	32	4.22	32	17.83
$35.97	—	$42.40	1	0.72	1	42.40

$3.70	—	$42.40	200	6.95	117	$8.94

The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of revenues	$32	$18	$89	$42
Research and development	39	24	113	90
Sales and marketing	93	38	199	123
General and administrative	174	64	298	177
Impact on net loss	$338	$144	$699	$432

As of December 31, 2012, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $3.6 million and will be recognized over an estimated weighted average amortization period of 2.1 years.  The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the nine months ended December 31, 2012 and 2011 was $0 and $4,620, respectively.  During the nine months ended December 31, 2012 and 2011, there were 0 and 1,000 shares issued under the ESPP, respectively.

The Company did not have compensation expense associated with the ESPP during the three and nine months ended December 31, 2012.  For the three and nine months ended December 31, 2011, the Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2012		2011		2012		2011
Risk-free interest rate		N/A		N/A		N/A	1.02%
Dividend yield		N/A		N/A		N/A	0.00%
Expected volatility		N/A		N/A		N/A	90.72%
Expected life in years		N/A		N/A		N/A	1.96
Weighted average fair value at grant date	$	N/A	$	N/A	$	N/A	$4.33

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Stock options	45	—	—	—
Unvested restricted stock units	443	42	275	150
Total common stock equivalents excluded from diluted net loss per common share	488	42	275	150

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

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

7.   Versata Note Payable

Pursuant to a Comprehensive Settlement Agreement between the Company and Versata (“Settlement Agreement”), during fiscal 2012, the Company paid to Versata the following: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 of consulting services provided during the nine months ended December 31, 2012.

During the nine months ended December 31, 2012, the Company recorded a $500,000 charge for additional consulting services paid as required by the Settlement Agreement.

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

The Receivables Financing Facility may be drawn in amounts up to $2.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the 2011 Credit Facility.  The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate.  During the nine months ended December 31, 2012, the Credit Facility was modified and now terminates on December 20, 2013.

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

As of December 31, 2012, the Company owed $5.9 million under the Credit Facility, and no amounts were available for future borrowings.

9.  Recent Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the quarter ended December 31, 2012.

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

Quarterly Financial Overview

For the three months ended December 31, 2012, our total revenues increased by 38%, or $1.2 million, to $4.5 million compared with total revenues of $3.3 million for the three months ended December 31, 2011.  Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $3.1 million, or 68% of total revenues, representing an increase of $0.8 million, or 35%, over the three months ended December 31, 2011.  Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.4 million, or 32% of total revenues, representing an increase of $0.4 million, or 44%, over the three months ended December 31, 2011.  The increase in recurring revenues year over year resulted primarily from new subscription license customers reflecting the shift in business focus and strategy to emphasize our cloud-based solutions.  The increase in non-recurring revenues year over year resulted primarily from a higher level of consulting services delivered to our customers.

During the quarter ended December 31, 2012, our net loss totaled approximately $1.1 million, representing a decrease of $0.4 million, or 26%, over the three months ended December 31, 2011.  The improvement was primarily due to higher total revenues year over year.

Shift in Business Model

In response to market demand, beginning in 2012, we have shifted our primary business focus from the sale of perpetual licenses to subscription license arrangements for our cloud-based solutions which we host.  Our business and revenue model is now focused on recurring revenues.  This shift could adversely affect our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements will help to increase our ability to attract new customers and improve the predictability of our revenues and cash flows by reducing our dependency on the larger, perpetual licensing arrangements.  Despite the shift in our business model to focus more on subscription licensing arrangements, which has had the corresponding effect of increasing our recurring revenue, our customers have varied preferences for how they want to deploy our solutions.  As such, we will continue to offer and support the traditional software license model that some of our customers still prefer.

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

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Customer A	13%	18%	13%	16%

We have incurred significant losses since inception and, as of December 31, 2012, we had an accumulated deficit of approximately $264 million. We believe our success depends on the growth of our customer base as well as market growth for our CLM and GS solutions.

Results of Operations:

Revenues
	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
Recurring revenues	$3,054	$2,258	$796	$8,650	$6,593	$2,057
Percentage of total revenues	68%	69%	35%	65%	63%	31%
Non-recurring revenues	$1,442	$1,001	$441	$4,677	$3,952	$725
Percentage of total revenues	32%	31%	44%	35%	37%	18%
Total revenues	$4,496	$3,259	$1,237	$13,327	$10,545	$2,782

Recurring revenues. Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues during the three and nine months ended December 31, 2012 increased by $0.8 million and $2.1 million, respectively. Subscription revenue growth continued to drive the overall growth in recurring revenues as well as the growth in total revenues for the three and nine months ended December 31, 2012. Subscription revenues grew to $1.2 million for the quarter ended December 31, 2012, compared to $0.5 million for the quarter ended December 31, 2011, representing a 113% increase year over year. Subscription revenues for the nine months ended December 31, 2012 increased $1.5 million, or 100%, to $3.0 million, compared to the nine months ended December 31, 2011. Maintenance revenues only grew $0.2 million and $0.5 million, respectively, during the three and nine months ended December 31, 2012, compared to the three and nine months ended December 31, 2011. In addition, hosting revenues were $0.1 million and $0.2 million, respectively, during the three and nine months ended December 31, 2012, and were flat compared to the same periods in the prior year. These results reflect the shift in business focus and strategy to emphasize our cloud-based solutions. Recurring revenues continue to account for over 60% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues during the three months ended December 31, 2012 increased by $0.4 million compared to the three months ended December 31, 2011. This increase was primarily due to a higher level of professional services delivered to our customers. Non-recurring revenues during the nine months ended December 31, 2012 increased by $0.7 million compared to the nine months ended December 31, 2011. This increase was primarily due to two perpetual license deals executed during fiscal year 2013 as well as a higher level of consulting services delivered to our customers.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
License	$-	$-	$394	$115
Professional services	1,442	1,001	4,283	3,837
Total non-recurring revenues	$1,442	$1,001	$4,677	$3,952

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

Cost of revenues
	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
Cost of recurring revenues	$489	$248	$241	$1,227	$760	$467
Percentage of recurring revenues	16%	11%	97%	14%	12%	61%
Cost of non-recurring revenues	$1,485	$1,042	$443	$4,059	$3,358	$701
Percentage of non-recurring revenues	103%	104%	43%	87%	85%	21%
Total cost of revenues	$1,974	$1,290	$684	$5,286	$4,118	$484

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data center, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization.  During the three and nine months ended December 31, 2012, cost of recurring revenues increased $0.2 million and $0.5 million, respectively, compared to the three and nine months ended December 31, 2011 primarily due to an increase in license and support costs in our data center, as well as higher compensation expenses in our support organization.

We expect cost of recurring revenues to increase in absolute dollars and to remain relatively flat as a percentage of recurring revenues in fiscal 2013.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses.  During the three and nine months ended December 31, 2012, these costs increased by $0.4 million and $0.7 million, respectively, compared to the three and nine months ended December 31, 2011, primarily due to the increase in the use of third-party consultants used for our system implementations.

We expect cost of non-recurring revenues to increase in absolute dollars in fiscal 2013 as we continue to build our customer base, grow our professional services organization and utilize third-party consultants on system implementations.

Gross Profit and Margin
	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Gross margin, recurring revenues	84%	89%	86%	88%
Gross margin, non-recurring revenues	(3)%	(4)%	13%	15%
Gross margin, total revenues	56%	60%	60%	61%

Gross profit was $2.5 million, or 56% of revenues, during the three months ended December 31, 2012, compared with $2.0 million, or 60% of revenues, during the three months ended December 31, 2011. This decrease in our gross margin was primarily due to an increase in license and support costs in our data center, as well as higher compensation expenses in our support organization.

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins during the three and nine months ended December 31, 2012 and 2011 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

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

Operating Expenses

Research and Development Expenses
	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
Research and development	$950	$801	$149	$2,742	$2,507	$235
Percentage of total revenues	21%	25%	19%	21%	24%	9%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased $0.1 million and $0.2 million, respectively, during the three and nine months ending December 31, 2012 compared to the same period in 2011.  These increases are primarily due to higher expenses in our Ukraine research and operations center.

We expect research and development expenditures to increase modestly in absolute dollars over the next year as we continue to invest in research and development in the U.S as well as in our Ukraine research and operations center.

Sales and Marketing
	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
Sales and marketing	$1,642	$1,518	$124	$4,887	$4,112	$775
Percentage of total revenues	37%	47%	8%	37%	39%	19%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and nine months ended December 31, 2012, sales and marketing expenses increased $0.1 million and $0.8 million, respectively, compared to the same periods in 2011. The increase is primarily due to increased sales and marketing headcount, our 2012 annual Fusion conference, our recently updated website and new logo, as well as other trade show expenses.

We expect increases in sales and marketing expenses in fiscal 2013 in absolute dollars and modest decreases as a percentage of total revenues.

General and Administrative
	Three Months Ended December 31,			Nine Months Ended December 31,
	2012	2011	Change	2012	2011	Change
	(in thousands, except percentages)
General and administrative	$985	$1,065	$(80)	$2,554	$2,840	$(286)
Percentage of total revenues	22%	33%	(8)%	19%	27%	(10)%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  During the three and nine months ended December 31, 2012, general and administrative expenses decreased by $0.1 million and $0.3 million, respectively, compared to the same periods in 2011.  This was primarily due to lower accounting fees as well as lower legal expenses in connection with our Settlement Agreement as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements.  We expect modest decreases in general and administrative expenses in fiscal 2013 compared to fiscal 2012 in absolute dollars.

Fees Related To Comprehensive Settlement Agreement

Fees related to our Comprehensive Settlement Agreement consist of a $0.5 million charge for consulting services during each of the nine months ended December 31, 2012 and 2011, as part of our settlement with Versata, as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Loss on Early Extinguishment of Note Payable

Loss on early extinguishment of note payable relates to a $0.5 million charge during the nine months ended December 31, 2011, resulting from the Versata note payoff, as discussed further in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, interest expense on our note payable to Versata, foreign currency fluctuations, and other miscellaneous expenditures.  During the three and nine months ended December 31, 2012 and 2011, interest and other income (expense), net was immaterial for all periods presented.

Provision for Income Taxes

During the three and nine months ended December 31, 2012 and 2011, we did not record an income tax provision.

Liquidity and Capital Resources

	December 31, 2012	March 31, 2012
	(in thousands)
Cash, cash equivalents and short-term investments	$9,806	$16,076
Working capital	$2,829	$5,405

	Nine Months Ended December 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(5,860)	$(2,890)
Net cash provided by (used in) investing activities	$6	$(172)
Net cash used in (provided by) financing activities	$(217)	$1,253

Our primary sources of liquidity consisted of approximately $9.8 million in cash and cash equivalents as of December 31, 2012, $5.9 million of which was received from our short-term credit facility.  This compares to approximately $16.1 million in cash, cash equivalents and short-term investments as of March 31, 2012, $6.0 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $5.9 million for the nine months ended December 31, 2012, resulting primarily from our year-to-date net loss of $2.6 million, a $1.2 million decrease in deferred revenue, and a $2.1 million increase in accounts receivable, net, which includes an increase of $0.8 million in unbilled accounts receivable during the nine months ended December 31, 2012.  This amount reflects revenue earned on the percentage of completion contracts for which billings have not yet occurred.

Net cash used in operating activities was $2.9 million for the nine months ended December 31, 2011, resulting primarily from our year-to-date net loss of $4.1 million offset by a $0.5 million increase in accrued payroll and related liabilities, a $0.3 million increase in other accrued liabilities and other long-term liabilities, and $0.4 million in stock-based compensation expenses.

Net cash provided by investing activities was not significant for the nine months ended December 31, 2012, resulting primarily from proceeds from maturities of short-term investments partially offset by capital asset purchases.

Net cash used in investing activities was $0.2 million for the nine months ended December 31, 2011, resulting primarily from capital asset purchases.

Net cash used in financing activities was $0.2 million for the nine months ended December 31, 2012, resulting primarily from $0.1 million in repayments made on our credit facility as well as $0.1 million in repurchases of our common stock, net of issuance.

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

We believe our cash and cash equivalents balances as of December 31, 2012 are adequate to fund our operations through at least December 31, 2013. However, given the significant changes in our business and results of operations in the last 12 months, the fluctuation in cash and investment balances may be greater than presently anticipated. After the next 12 months, we may find it necessary to obtain additional funds. In the event additional funds are required, we may not be able to obtain additional financing on favorable terms or at all.

Contractual Obligations

We had no significant commitments for capital expenditures as of December 31, 2012.

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

Our contractual obligations and commercial commitments at December 31, 2012, are summarized as follows:

	Payments Due By Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Operating leases	$510	$250	$259	$1	$—
Credit facility	5,894	5,894	—	—	—
Total	$6,404	$6,144	$259	$1	$—

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2012. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. The following table shows the shares acquired by us upon forfeiture of restricted shares during the quarter ended December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
October 1, 2012— October 31, 2012	—	$—	—	—
November 1, 2012— November 30, 2012	9,596	5.40	—	—
December 1, 2012— December 31, 2012	—	—	—	—

Total	9,596	$5.40	—	—

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5: OTHER INFORMATION

On September 29, 2011, the Company entered into a Business Financing Agreement (the “Credit Facility”) with Bridge Bank, National Association (“Bridge Bank”).  The Credit Facility provides a revolving receivables financing facility in an amount up to $2.0 million and a revolving cash secured financing facility in an amount up to $4.0 million, for an aggregate revolving credit facility of up to $6.0 million.  On December 20, 2012, the Company and Bridge Bank entered into an amendment to the Credit Facility extending the termination date to December 20, 2013.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Amendment to Business Financing Agreement by and between the Company and Bridge Bank, National Association, dated as of December 20, 2012.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2013	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Business Financing Agreement by and between the Company and Bridge Bank, National Association, dated as of December 20, 2012.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.