Form 10-K
period 2013-03-31
SELECTICA INC
filed 2013-06-17
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-29637

SELECTICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2121 South El Camino Real, 10th Floor, San Mateo, CA  94403

(Address of Principal Executive Offices)

(650) 532-1500

(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $5.48 per share as reported by The NASDAQ Capital Market on that date, was $8,003,258.

As of May 31, 2013, the registrant had outstanding 3,464,359 shares of common stock and 231,518 shares of Series C Convertible Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2013. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

SELECTICA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2013

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

OVERVIEW

We provide cloud-based software solutions that help companies close deals faster, with less cost, and with lower risk. Selectica Contract Lifecycle Management (CLM) combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud solution streamlines contract activities, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals. CLM helps companies automate their contract processes, providing a greater level of access to contracts and supporting documents while lowering risk, increasing compliance, and discovering opportunities to increase contract value.

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

• Proposal generation in PDF or Microsoft Word format

• Ability to generate multiple proposals per opportunity

• Optional eSignature integration

• Ability to email proposals directly from application

Reporting and analytics

• Personalized dashboards

• Group and individual reports

• Lead-to-quote visibility

• Quote-based reporting

Employees

As of March 31, 2013, we had a total of 70 employees, all located in the United States. Of the total, 14 are engaged in research and development, 28 are engaged in professional services, 22 are engaged in sales and marketing, and 6 are engaged in general & administration. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Selectica Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract lifecycle management and sales configuration solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solutions acting under our direction. As of March 31, 2013, the Professional Services organization had 28 employees, as well as approximately 18 individuals contracted through our Odessa, Ukraine facility as noted below.

Sales and Marketing

We sell our CLM and GS cloud solutions primarily through our direct sales force along with strategic and OEM partners. As of March 31, 2013, our sales team consisted of 14 employees and our marketing team consisted of 8 employees.

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

Research and Development

To date, we have invested substantial resources in research and development. As of March 31, 2013, we had 14 full-time engineers and technical writing specialists, as well as approximately 35 engineers contracted through our Odessa, Ukraine facility as noted below. Our team primarily works on product development, enhancements, documentation, and quality assurance. For the fiscal years ended March 31, 2013 and 2012, we incurred approximately $3.7 million and $3.4 million, respectively on research and development.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of the product subscription or license arrangement.

International Operations

As of March 31, 2013, we had two contractors performing sales services in Europe. As of March 31, 2012, we did not have any personnel or operations outside the United States but we do business with a number of non-US based companies. During fiscal 2011, we entered into a relationship with a third party that opened a research and operations center in Odessa, Ukraine. This facility represents a significant investment for us as we continue to execute on our global expansion strategy.

Competition

The market for cloud-based software solutions in general, including our CLM and Guided Selling solutions, continues to rapidly change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from companies such as Big Machines and Appttus, as well as (i) software companies that offer integrated solutions or specific products that compete with our CLM or GS solutions, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations.

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

We incurred net losses of approximately $4.7 million and $6.3 million for the fiscal years ended March 31, 2013 and 2012, respectively. We had an accumulated deficit of approximately $266.4 million as of March 31, 2013. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company, we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

Our business could be seriously harmed if we lose the services of our key personnel.

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

Our revenues are dependent on orders from a relatively small number of customers. 26% of our revenues were derived from our top three customers in fiscal year 2013, and 33% of our revenues were derived from our top three customers in fiscal year 2012. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be significantly harmed.

Our annual and quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of security analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.

The Company generates revenue by providing its SaaS solutions through subscription license arrangements and related professional services, as well as through perpetual and term licenses and related software maintenance and professional services. The Company recognizes revenue in accordance with generally accepted accounting standards for software and service companies. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) fees are fixed or determinable and (4) collectability is probable. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

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

Our CLM customers license our software in a number of ways including subscription licenses and perpetual licenses, which may be hosted in our third-party hosting center or on the customer’s own facilities. Historically the bulk of our license revenues have come from perpetual licenses which, if revenue recognition requirements are met, are recognized upon execution or release of contingencies, if any. However, more recently with the increase in demand for our SaaS-based subscription CLM solution, starting in fiscal 2012, and continuing in fiscal 2013, we transitioned our business model to focus on subscription sales and expect this trend to continue. The trend towards our customers shifting to subscription licenses, which include maintenance and may include hosting, will likely continue to affect our short-term financial results since the larger payments associated with perpetual licenses are substituted with smaller but more frequently recurring payments from our customers.

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

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly held and private software companies that offer integrated solutions or specific contract management and/or sales configuration solutions and (ii) internally developed solutions. Existing and potential competitors include public companies such as Oracle Corporation, Open Text and SAP, as well as privately held companies such as Appttus and Big Machines.

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

Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training and, to a lesser extent, perpetual license sales. Professional services generated 31% and 34% of our total revenues during the fiscal years ended March 31, 2013 and 2012, respectively. Our professional services revenues have lower gross margins than license revenues and recurring revenues. We often charge for our professional services on a fixed-fee basis. If we are required to spend more hours than planned without being able to bill for customers, our cost of services revenues could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

Our results of operations will be reduced by charges associated with stock-based compensation.

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

Risk Related to Ownership of Common Stock

Our Common Stock may be delisted from The NASDAQ Capital Market if we cannot satisfy NASDAQ’s continued listing requirements in the future.

Among the conditions required for continued listing on The NASDAQ Capital Market (“NASDAQ”), NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity.  Previously, due to the stockholders’ equity deficiency reported in our Form 8-K filed on February 28, 2013, NASDAQ notified us that it was reviewing our eligibility for continued listing on NASDAQ.  In order to regain compliance with the stockholders’ equity requirement, on May 31, 2013, the Company issued and sold shares of common stock (the “Common Shares”), Series C Convertible Preferred Stock (the “Series C Stock”) and Series A Warrants to purchase shares of common stock (the “Series A Warrants”) to certain institutional funds and other accredited investors (the “Outside Investors”), pursuant to a Purchase Agreement dated on the same date, raising gross proceeds of approximately $5.7 million.  Concurrently, the Company entered into a Subscription Agreement with certain members of the Company’s management and board of directors to sell and issue an additional $0.7 million of Common Shares and Series B Warrants to purchase shares of common (together with the “Series A Warrants, the “Warrants”), subject to stockholder approval, in a second closing anticipated to occur immediately following the Company’s next annual meeting of the stockholders.  On June 6, 2013, the Company filed a Current Report on Form 8-K announcing that the Company believes it has regained compliance with the NASDAQ stockholders’ equity requirement.

There can be no assurance that our stockholders’ equity will continue to remain above NASDAQ’s $2.5 million minimum in the future.  If we fail to timely comply with the applicable requirements, our stock may be delisted, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity.  Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and could also make it more difficult for us to raise additional capital.  Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

The holders of our Series C Stock are entitled to receive dividends beginning on January 1, 2014.

To the extent the Series C Stock is not earlier converted into common stock by approval at the upcoming stockholders meeting, beginning on January 1, 2014, dividends will accrue on the shares of Series C Stock at a rate of 10% per annum. The dividends are payable quarterly in cash, beginning on March 31, 2014. Dividends on shares of the Series C Stock shall be cumulative, shall accrue, whether or not declared and whether or not there are any profits, surplus or other funds or assets of the Company legally available therefor.

Because of the substantial dividend to which the holders of shares of the Series C Stock are entitled, the amount of cash available to be distributed as a dividend to the holders of shares of our common stock upon declaration of any cash dividend could be substantially limited or reduced to zero.

We are responsible for having the resale of the Common Shares and the shares of common stock underlying the Series C Stock and the Series A Warrants registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

Pursuant to the Registration Rights Agreement, dated as of May 31, 2013 (the “Registration Rights Agreement”), entered into with certain institutional funds and the Outside Investors, we are obligated to: (i) file a registration statement covering the resale of the Common Shares and the common stock underlying the Series C Stock and issuable upon the exercise of the Series A Warrants with the SEC within 45 days following the Initial Closing Date (the “Filing Deadline”); (ii) use commercially reasonable efforts to cause the registration statement to be declared effective (A) within 90 days following the Initial Closing Date (the “Required Effectiveness Date”); provided that, if the SEC reviews and has written comments to the registration statement, then the Required Effectiveness Date will be 120 days from the Initial Closing Date, or (B) within 5 business days following the date the SEC notifies us that it will not review the registration statement or that we may request effectiveness of the registration statement and (iii) use commercially reasonable best to keep the registration statement effective until the earlier of (x) the date on which all the securities covered by such registration statement have been sold, or (y) the date all of the securities covered by such registration statement may be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

If we fail to comply with these or certain other provisions under the Registration Rights Agreement, then we will be required to pay liquidated damages equal to one and one-half percent (1.5%) of the aggregate purchase price paid by the Outside Investors for their securities for each 30-day period (or pro rata for any portion thereof) following the Filing Deadline for which no registration statement is filed. The total liquidated damages under this provision are not capped. Any such payments could materially affect our ability to fund our operations.

The Certificate of Designation governing the Series C Stock contains various covenants and restrictions which may limit our ability to operate our business.

Under the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designation”) filed by the Company with the Delaware Secretary of State with respect to the Series C Stock, we are not permitted, without the affirmative vote or written consent of the holders of at least 66% of the shares of Series C Stock, directly or indirectly, to take or agree to take any of the following actions, to the extent the Series C Stock is not earlier converted into common stock by approval at the upcoming stockholders meeting:

●

authorize, create, designate, establish or issue, whether by reclassification or otherwise, an increased number of shares of Series C Stock or any other class or series of capital stock ranking senior to or on parity with the Series C Stock as to dividends or upon liquidation;

●

adopt a plan for liquidation, dissolution or winding up of the Company or any recapitalization plan, or file any petition seeking protection under federal or state bankruptcy or insolvency law or make a general assignment for the benefit of creditors;

●	enter into any Change of Control Transaction (as defined in the Certificate of Designation);

●	incur or assume any indebtedness for borrowed money in excess of $500,000, other than under our existing Credit Facility, as defined in Note 15 of the Notes to Consolidated Financial Statements below;

●

amend, alter or repeal, whether by merger, consolidation or otherwise, the Company’s Certificate of Incorporation or Bylaws and the powers, preferences, privileges, relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, which would adversely affect any right, preference, privilege or voting power of the Series C Stock, or which would increase or decrease the amount of authorized shares of the Series C Stock or of any other series of preferred stock ranking senior to the Series C Stock, with respect to the payment of dividends or upon liquidation;

●

directly or indirectly, declare or pay any dividend (other than certain permitted dividends) or directly or indirectly purchase, redeem, repurchase or otherwise acquire any share of common stock, any securities or any other class or series of the Company’s capital stock (other than certain permitted repurchases);

●	materially change the nature or scope of the Company’s business; or

●

enter into any agreement or other arrangement that would, directly or indirectly, preclude us from complying with our redemption obligations or dividend payment obligations pursuant to the Certificate of Designation.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

The Outside Investors will have substantial voting power on matters submitted to a vote of stockholders.

Based on 3,464,359 shares of common stock outstanding as of May 31, 2013, the outstanding Common Shares and shares of Series C Stock issued to the Outside Investors represent, in the aggregate, approximately 20.7% of the voting power of our stock. Additionally, one of the Outside Investors is the Company’s largest existing stockholder. Because the Outside Investors will own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.

In addition, the ownership by the Outside Investors of a substantial percentage of our total voting power and the terms of the Series C Stock could make it more difficult and expensive for a third party to pursue a change of control of our company, even if a change of control would generally be beneficial to our stockholders.

The Series C Stock is redeemable at the option of the holders under certain circumstances.

On or after May 31, 2014, the holders of at least a majority of the then-outstanding shares of Series C Stock may require us to redeem all or any portion of the outstanding shares of Series C Stock, to the extent funds are legally available for such redemption and to the extent the Series C Stock is not earlier converted into common stock by approval at the upcoming stockholders meeting. The redemption price per share of the Series C Stock is equal to the then current conversion price, plus any accrued and unpaid dividends up to, but not including, the redemption date. Depending on our cash resources at the time that this redemption right is exercised, we may or may not be able to fund the redemption from our available cash resources. If we were unable to fund the redemption from available cash resources we would need to find an alternative source of financing to do so. There can be no assurances that we would be able to raise such funds on favorable terms or at all if they are required.

We have agreed to give the holders of shares of the Series C Stock and Warrants the right to participate in subsequent stock issuances.

We agreed that if we issue and sell any new equity securities, subject to certain exceptions, we will give the holders of the Series C Stock and the Warrants the right to purchase a portion of those new securities so as to permit each of them to maintain their proportional ownership in our stock. The existence of this right may make it more difficult for us to obtain financing from third parties that do not wish to have holders of Series C Stock or Warrants participating in their financing.

Our stock price could decline because of the potentially dilutive effect of the Financing and any future financing, Series C Stock or Warrant anti-dilution provisions, or conversion or exercise of the Series C Stock or the Warrants.

The conversion price of the Series C Stock, and the number of shares of common stock underlying the Warrants and the Warrant exercise price, are subject to broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances and subject to certain limitations, at a price below the then current conversion price or exercise price, respectively.

Assuming exercise in full of all Warrants plus conversion of the Series C Stock (assuming stockholder approval is obtained), approximately an additional 686,000 shares of common stock will be issued and outstanding, diluting our stockholders. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series C Stock and our Warrants, or dividend or redemption features of our Series C Stock. Additionally, sales in the public market of the shares of common stock acquired upon conversion of shares of the Series C Stock or exercise of the Warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

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

As of May 31, 2013, there were approximately 99 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

	High	Low
Fiscal 2013
First Quarter	$4.21	$3.75
Second Quarter	$5.49	$2.94
Third Quarter	$7.00	$4.65
Fourth Quarter	$10.50	$6.23
Fiscal 2012
First Quarter	$6.21	$4.49
Second Quarter	$5.49	$3.88
Third Quarter	$4.00	$2.60
Fourth Quarter	$4.60	$2.90

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2013, certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by stockholders	885	$7.76	$488	(1)(2)
Equity compensation plans not approved by stockholders	-		$185
Total	885	$7.76	$673

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)	Effective November 7, 2012 there is no provision to automatically increase the number of shares reserved for issuance under our equity compensation plans approved by shareholders.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Whether or not a dividend will be paid in the future will be determined by our Board of Directors. Beginning on January 1, 2014, the Series C Stock is entitled to 10% accruing dividends per annum, to the extent such shares are not earlier converted into common stock. Such dividends are payable quarterly in cash, beginning on March 31, 2014, out of funds legally available therefor.

Recent Sales of Unregistered Securities

Reference is made to the description of our sale and issuance of unregistered shares of common stock, shares of Series C Stock and Warrants on May 31, 2013 as disclosed in our Current Report on Form 8-K previously filed on June 3, 2013, as amended by Amendment No. 1 to our Current Report on Form 8-K/A previously filed on June 4, 2013, which are incorporated herein by reference.

Use of Proceeds from Sales of Registered Securities

Purchases of Equity Securities by the Issuer

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to us. During the year ended March 31, 2013, the Company acquired a total of 85,956 shares at a total cost of $0.3 million. The following table shows the shares acquired by us during the quarter ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
January 1, 2013 – January 31, 2013	—	—	—	—
February 1, 2013 – February 29, 2013	—	—	—	—
March 1, 2013—March 31, 2013	14,843	$10.24	—	—

Total	14,843	$10.24	—	—

Item 6.	Selected Financial Data.

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

Selectica’s Contract Lifecycle Management (CLM) cloud solution combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud-based solution streamlines contract processes, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals. It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other purposes. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

Selectica’s Guided Selling (GS) is a cloud solution that streamlines the management and dissemination of complex product information enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Guided Selling solution can be seamlessly integrated with leading CRM systems, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used. This helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Summary of Operating Results for Fiscal 2013

During the fiscal year ended March 31, 2013, our total revenues increased by 27%, or $3.8 million, to $17.6 million compared with total revenues of $13.8 million for the fiscal year ended March 31, 2012.  Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $11.8 million, or 67% of total revenues, representing an increase of $2.8 million, or 32%, over fiscal 2012. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $5.8 million, or 33% of total revenues, representing an increase of $0.9 million, or 19%, over fiscal 2012.  The increase in recurring revenues year over year resulted primarily from new subscription license customers reflecting the shift in business focus and strategy during the fiscal year ended March 31, 2012 to emphasize our cloud-based solutions. The increase in non-recurring revenues year over year was primarily due to an increase in consulting revenues related to new customers’ purchasing implementation services.

During the fiscal year ended March 31, 2013, our net loss decreased by 24%, or $1.5 million, to $4.7 million compared to a net loss of $6.3 million for the fiscal year ended March 31, 2012. The most significant factors affecting the decrease in our net loss were (i) an increase of $1.8 million in gross margin related to recurring revenues as our shift to emphasize cloud-based solutions during fiscal 2012 yielded recurring revenues as well as new customer in fiscal 2013, and (ii) a $0.5 million reduction in payments and related expenses in connection with our Settlement Agreement with Versata (discussed more fully in Note 14 of our Notes to Consolidated Financial Statements) in fiscal 2012 which did not recur in fiscal 2013, offset by (iii) increases in operating expenses which reflect our ongoing investments in new and differentiated product offerings.

Shift in Business Model

In response to market demand, beginning in fiscal 2012, and continuing in fiscal 2013, we have shifted our primary business focus from the sale of perpetual licenses to subscription license arrangements for our cloud-based solutions. Our business and revenue model is now focused on recurring revenues. This shift could adversely affect our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements will help to increase our ability to attract new customers and improve the predictability of our revenues and cash flows by reducing our dependency on the larger, perpetual licensing arrangements. Despite the shift in our business model to focus more on our subscription licensing arrangements, which has had the corresponding effect of increasing our recurring revenue, our customers have varied preferences for how they want to deploy our solutions. As such, we will continue to offer and support the traditional software license model that some of our customers still prefer.

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

Results of Operations

Revenues

	2013	2012	Change
	(in thousands, except percentages)
Recurring revenues	$11,773	$8,930	$2,843
Percentage of total revenues	67%	65%	32%
Non-recurring revenues	$5,786	$4,857	$929
Percentage of total revenues	33%	35%	19%
Total revenues	$17,559	$13,787	$3,772

Recurring revenues. Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Our fiscal 2013 recurring revenues increased by $2.8 million from the prior year. Subscription revenue growth continued to drive the overall growth in recurring revenues as well as the growth in total revenues. Subscription and hosting revenues grew to $4.4 million for fiscal year 2013, compared to $2.4 million for fiscal year 2012, representing an 83% increase year over year. This result reflects the shift in business focus and strategy to emphasize our cloud-based solutions. Maintenance revenues grew to $7.4 million for fiscal year 2013, compared $6.5 million for fiscal year 2012, representing a 13% increase year over year. Recurring revenues continue to account for over 60% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues for fiscal year 2013 increased by $0.9 million primarily due to a $0.7 million increase in service revenues associated with new customers’ implementations of our hosted software. Additionally, perpetual license revenues grew to $0.4 million for fiscal year 2013, compared to $0.1 million for fiscal year 2012, due to two new customers purchasing such licenses in fiscal year 2013.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2013	2012
Customer A	13%	17%

We do not have significant foreign activities. Sales to foreign customers accounted for only 12% of total revenue, and only 1% of revenues were denominated in foreign currency in fiscal 2013. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

Cost of Revenues

	2013	2012	Change
Cost of recurring revenues	$2,006	$986	$1,020
Percentage of recurring revenues	17%	11%	103%
Cost of non-recurring revenues	$5,419	$4,567	$852
Percentage of non-recurring revenues	94%	94%	19%
Total cost of revenues	$7,425	$5,553	$1,827

Recurring cost of revenues. Recurring cost of revenues consist of costs associated with supporting our data center, a fixed allocation of our research and development costs, and salaries and related expenses of our support organization.  During fiscal 2013, recurring cost of revenues increased $1.0 million or 103% compared to the prior year primarily due to a corresponding increase in recurring revenues of $2.8 million during the same period, as well as increased infrastructure spending in hosting and support costs during fiscal 2013.

We expect recurring cost of revenues to increase in absolute dollars in fiscal 2014.

Non-recurring cost of revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During fiscal 2013, these costs increased by approximately $0.9 million primarily due to the corresponding $0.7 million increase in professional services revenues, as well as some additional costs incurred in certain projects that were not billable to customers. The gross margin on non-recurring revenues was 6% in both fiscal 2013 and 2012.

We expect non-recurring cost of revenues to increase in absolute dollars in fiscal 2014.

Gross Profit and Margin

	2012	2011
Gross margin, recurring revenues	83%	89%
Gross margin, non-recurring revenues	6%	6%
Gross margin, total revenues	58%	60%

Gross profit was $10.1 million, or 58% of revenues, in fiscal 2013 compared with $8.2 million, or 60% of revenues, in fiscal 2012. The decrease in gross profit percentage during fiscal year 2013 resulted from lower gross margins from our recurring revenues due to increased spending in hosting infrastructure costs during fiscal 2013.

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2013 and 2012 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

We expect that our overall gross margins will continue to fluctuate primarily due to the timing of service revenue recognized and will continue to be adversely affected by lower margins associated with service revenues. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants, and the overall utilization rates of our professional services organization.

Operating Expenses

	2013	2012	Change
Total research and development	$3,706	$3,394	$312
Percentage of total revenues	21%	25%	9%

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The increase in research and development expenses of $0.3 million in fiscal 2013 compared to fiscal year 2012 was primarily due to additional expenses invested into our Ukraine research and operations center.

We expect research and development expenditures to remain relatively flat in fiscal 2014.

	2013	2012	Change
Sales and marketing	$6,708	$6,247	$461
Percentage of total revenues	38%	45%	7%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2013, sales and marketing expenses increased $0.5 million primarily due to increased marketing costs. We expect increases in sales and marketing expenses in fiscal 2014 compared to fiscal 2013 both in absolute dollars and as a percentage of total revenues.

	2013	2012	Change
General and administrative	$3,618	$3,767	$(149)
Percentage of total revenues	21%	27%	4%

General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses decreased $0.1 million in fiscal 2013 compared with fiscal 2012 primarily due to a $0.2 million decrease in legal costs since the settlement with Versata was negotiated in fiscal 2012 as discussed below, partially offset by a $0.1 million increase in bad debt expense in fiscal 2013. Additionally, we experienced a $0.3 million decrease in bonus expense, which was offset by a $0.3 million increase in stock-based compensation expense during fiscal 2013 compared to fiscal 2012. We expect modest increases in general and administrative expenses in fiscal 2014 compared to fiscal 2013 in absolute dollars, primarily due to stock-based compensation expense due to restricted stock grants made in fiscal 2013.

Fees Related To Comprehensive Settlement Agreement. Fees related to our Comprehensive Settlement Agreement consist of a $0.5 million charge in fiscal 2012 for consulting services as part of our settlement with Versata, as discussed further in Note 8 of the Notes to Consolidated Financial Statements.

Loss on Early Extinguishment of Note Payable

Loss on early extinguishment of note payable in fiscal 2012 relates to a $0.5 million charge resulting from the Versata note payoff, as discussed further in Note 8 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

Due to our net loss, we did not record income tax expense for fiscal 2013 or 2012.  As of March 31, 2013, we had federal and state net operating loss carryforwards of approximately $186.6 million and $93.0 million, respectively. As of March 31, 2013, we also had federal and state research and development tax credit carryforwards of approximately $3.5 million and $5.0 million, respectively.

The fiscal 2013 and 2012 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss carryforwards and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses it is difficult to accurately forecast how results would be affected by the realization of net operating loss carryforwards.

Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

	2013	2012
	(in thousands)
Cash, cash equivalents and short-term investments	$12,098	$16,076
Working capital	$1,866	$5,405
Net cash used for operating activities	$(3,421)	$(1,929)
Net cash used for investing activities	$(60)	$(213)
Net cash (used for) provided by financing activities	$(298)	$1,197

Our primary sources of liquidity consisted of approximately $12.1 million in cash and cash equivalents as of March 31, 2013, $6.0 million of which was received from our short-term credit facility. This compares to approximately $16.1 million in cash, cash equivalents and short-term investments as of March 31, 2012, $6.0 million of which was received from our short-term credit facility.

Net cash used for operating activities was $3.4 million for the twelve months ended March 31, 2013, resulting primarily from our net loss of $4.7 million, adjusted for non-cash expenses totaling $1.3 million, which included depreciation and stock-based compensation expense.

Net cash used for operating activities was $1.9 million for the fiscal year ended March 31, 2012, resulting primarily from our net loss of $6.3 million, adjusted for non-cash expenses totaling $0.9 million, which included depreciation, losses on disposal of property and equipment, and stock-based compensation expense.  In addition, we had changes in assets and liabilities providing $3.5 million in cash, driven primarily by a $2.4 million increase in deferred revenues, and a $1.3 million increase in accrued payroll and related liabilities, offset by a $0.4 million decrease in accounts payable.

Net cash used for investing activities was $0.1 million for the fiscal year ended March 31, 2013, resulting primarily from the purchase of capital assets offset by proceeds from maturities of short-term investments.

Net cash used for investing activities was $0.2 million for the fiscal year ended March 31, 2012, resulting primarily from the purchase of capital assets.

Net cash used in financing activities was $0.3 million for the fiscal year ended March 31, 2013, resulting primarily from repurchases of common stock from employees.

Net cash provided by financing activities was $1.2 million for the fiscal year ended March 31, 2012, resulting primarily from $6.0 million received from our credit facility borrowings, offset by our $4.3 million payments to Versata, as well as $0.5 million in purchased treasury shares in connection with our Settlement Agreement with Versata.

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

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. In the first quarter of fiscal 2014, we closed the initial tranche of a private placement sale of common and preferred shares of stock with gross proceeds to the Company of approximately $5.7 million.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$448	$252	$196	$—	$—
Credit facility	6,000	6,000	—	—	—
Total	$6,448	$6,252	$196	$—	$—

Our contractual obligations and commercial commitments at March 31, 2013 were approximately $6.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Selectica, Inc.

We have audited the accompanying consolidated balance sheets of Selectica, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended March 31, 2013.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Selectica, Inc. at March 31, 2013 and March 31, 2012, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ ARMANINO LLP

San Jose, California

June 17, 2013

SELECTICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$12,098	$15,877
Short-term investments	—	199
Accounts receivable, net of allowance for doubtful accounts of $111 and $50, as of March 31, 2013 and 2012, respectively	3,455	2,446
Prepaid expenses and other current assets	853	531
Total current assets	16,406	19,053

Property and equipment, net	407	362
Other assets	39	39
Total assets	$16,852	$19,454

Liabilities and Stockholders’ Equity
Current liabilities:
Credit facility	$6,000	$6,000
Accounts payable	1,010	395
Accrued payroll and related liabilities	982	1,771
Accrued restructuring costs	232	—
Other accrued liabilities	163	88
Deferred revenues	6,153	5,394
Total current liabilities	14,540	13,648

Long-term deferred revenues	1,772	1,327
Other long-term liabilities	20	41
Total liabilities	16,332	15,016

Commitments and contingencies (See Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized: 1,000 shares at March 31, 2013 and 2012; None issued and outstanding	—	—
Common stock, $0.0001 par value: Authorized: 15,000 shares at March 31, 2013 and 2012; Issued: 2,983 and 2,892 shares at March 31, 2013 and 2012, respectively; Outstanding: 2,887 and 2,796 shares at March 31, 2013 and 2012, respectively	4	4
Additional paid-in capital	267,339	266,508
Treasury stock at cost – 96 shares at March 31, 2013 and 2012	(472)	(472)
Accumulated deficit	(266,351)	(261,602)
Total stockholders’ equity	520	4,438
Total liabilities and stockholders’ equity	$16,852	$19,454

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Revenues:
Recurring revenues	$11,773	$8,930
Non-recurring revenues	5,786	4,857
Total revenues	17,559	13,787
Cost of revenues:
Recurring cost of revenues	2,006	986
Non-recurring cost of revenues	5,419	4,567
Total cost of revenues	7,425	5,553

Gross profit:
Recurring gross profit	9,767	7,944
Non-recurring gross profit	367	290
Total gross profit	10,134	8,234

Operating expenses:
Research and development	3,706	3,394
Sales and marketing	6,708	6,247
General and administrative	3,618	3,767
Restructuring costs	331	—
Fees related to comprehensive settlement agreement	500	500
Total operating expenses	14,863	13,908
Loss from operations	(4,729)	(5,674)

Loss on early extinguishment of note payable	—	(470)
Other income (expense), net	(20)	(123)
Loss before provision for income taxes	(4,749)	(6,267)

Provision for income taxes	—	—
Net loss	$(4,749)	$(6,267)

Basic and diluted net loss per share	$(1.68)	$(2.25)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	2,827	2, 787

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Total
	Common Stock		Additional Paid-In	Accum- ulated	Treasury Stock		Stock- holders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at March 31, 2011	2,831	$4	$265,973	$(255,335)	—	$—	$10,642
Stock-based compensation expense	—	—	599	—	—	—	599
Proceeds from sales of shares through employee stock purchase plan	1	—	4	—	—	—	4
Issuance of restricted stock, net of repurchase	60	—	(68)	—	—	—	(68)
Purchase of treasury shares					(96)	(472)	(472)
Net loss	—	—	—	(6,267)	—	—	(6,267)
Balance at March 31, 2012	2,892	4	266,508	(261,602)	(96)	(472)	4,438

Stock-based compensation expense	—	—	1,129	—	—	—	1,129
Issuance of common stock	5	—	(36)	—	—	—	(36)
Issuance of restricted stock, net of repurchase	86	—	(262)	—	—	—	(262)
Net loss	—	—	—	(4,749)	—	—	(4,749)
Balance at March 31, 2013	2,983	$4	$267,339	$(266,351)	(96)	$(472)	$520

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2013	2012
	(in thousands)
Operating activities:
Net loss	$(4,749)	$(6,267)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	214	261
Loss on disposition of property and equipment	—	13
Stock-based compensation expense	1,129	599
Changes in assets and liabilities:
Accounts receivable, net	(1,009)	249
Prepaid expenses and other current assets	(322)	(81)
Other assets	—	(39)
Accounts payable	615	(418)
Accrued restructuring costs	232	—
Accrued payroll and related liabilities	(789)	1,322
Other accrued and long-term liabilities	54	31
Deferred revenues	1,204	2,401
Net cash used for operating activities	(3,421)	(1,929)

Investing activities:
Purchase of property and equipment	(259)	(215)
Proceeds from disposition of property and equipment	—	2
Purchase of short-term investments	—	(1,398)
Proceeds from maturities of short-term investments	199	1,398
Net cash used for investing activities	(60)	(213)

Financing activities:
Payments on note payable to Versata	—	(4,268)
Purchase of treasury shares	—	(472)
Borrowings under credit facility, net	—	6,000
Employee taxes paid in exchange for restricted stock awards forfeited	(298)	(63)
Net cash (used for) provided by financing activities	(298)	1,197
Net decrease in cash and cash equivalents	(3,779)	(945)
Cash and cash equivalents at beginning of the period	15,877	16,822
Cash and cash equivalents at end of the period	$12,098	$15,877

Supplemental disclosure of cash flow information:
Interest expense	$—	$15

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Business

Selectica, Inc. (the “Company” or “Selectica”) is a market and technology leader in cloud-based solutions that helps growing companies to close deals faster, more profitably, and with lower risk. Selectica is committed to making its customers successful by developing innovative software that the world’s most successful companies rely on to improve the effectiveness of their sales and contracting processes. Founded in 1996, the Company was originally organized to provide configuration, pricing management and quoting solutions for automating customers’ opportunity to order process. In May 2005, the Company purchased Determine Software, Inc. and entered the contract management software business. The Company's software solutions are based on patented technologies delivered through the cloud, makinsg it easy for customers in industries like high-tech, telecommunications, manufacturing, healthcare, financial services, and government contracting to overcome product and channel complexity, increase deal value, and accelerate time to revenue.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company believes a collectability issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible. In making the evaluations, the Company will consider the collection history with the customer, the customer’s credit rating, communications with the customer as to reasons for the delay in payment, disputes or claims filed by the customer, warranty claims, non-responsiveness of customers to collection calls, and feedback from the responsible sales contact. In addition, the Company will also consider general economic conditions, the age of the receivable and the quality of the collection efforts.

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

Revenue Recognition

The Company generates revenues by providing its SaaS solutions through subscription license arrangements and related professional services, as well as through perpetual licenses and related software maintenance and professional services. The Company presents revenue net of sales taxes and any similar assessments.

Revenue recognition criteria. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) fees are fixed or determinable and (4) collectability is probable. If we determine that any one of the four criteria is not met, the Company will defer recognition of revenue until all the criteria are met.

Multiple-Deliverable Arrangements. The Company enters into arrangements with multiple-deliverables that generally include subscription, support and professional services. If a deliverable has standalone value, and delivery is probable and within the Company’s control, the Company accounts for the deliverable as a separate unit of accounting. Subscription services have standalone value as such services are often sold separately, primarily through renewals. Professional services have standalone value as such services are often sold separately, and are available from other vendors.

Upon separating the multiple-deliverables into separate units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

For professional services, the Company has established VSOE as a consistent number of standalone sales of this deliverable have been priced within a reasonably narrow range. The Company has not established VSOE for its subscription services due to lack of pricing consistency, and other factors. Accordingly, the Company uses its BESP to determine the relative selling price.

The Company determined BESP by considering its price list, as well as overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, contract prices per user, the size and volume of the Company’s transactions, the customer demographic, and its market strategy.

The Company also enters into arrangements consisting of perpetual licenses and related maintenance and support. Revenues for such arrangements are recognized based upon the residual method. Under the residual method, the fair value of the undelivered elements is calculated based upon vendor-specific objective evidence of fair value and recognized as the services are delivered, and the remaining portion of the arrangement fee is recognized as license revenue upon delivery.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Recurring revenues. Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Recurring revenues are recognized ratably over the stated contractual period.

             Non-recurring revenues.  Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training, and perpetual license sales prior to fiscal 2013. For professional services arrangements billed on a time-and-materials basis, services are recognized as revenue as the services are rendered. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues. Perpetual license sales are recognized upon delivery of the product, assuming all the other conditions for revenue recognition have been met.

In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria are satisfied. Reimbursements, including those related to travel and out-of-pocket expenses are included in non-recurring revenues, and an equivalent amount of reimbursable expenses is included in non-recurring cost of revenues.

Non-recurring revenues in fiscal year 2013 were comprised of $5.4 million in professional services revenues and $0.4 in perpetual license revenues. Non-recurring revenues in fiscal year 2012 were comprised of $4.7 million in professional services revenues and $0.1 in perpetual license revenues.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

	Fiscal Years Ended March 31,
	2013	2012
Customer A	13%	17%

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended March 31,
	2013	2012
Customer B	*	22%
Customer C	*	11%

*	Less than 10% of total accounts receivable.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2013 and 2012 was approximately $118,000 and $14,000, respectively. The increase in fiscal year 2013 relates to increased spending on lead generation.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for only those awards ultimately expected to vest on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate. The Company estimates the fair value of stock options using a Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.

The effect of recording stock-based compensation expense for each of the periods presented was as follows:

	Fiscal Years Ended March 31,
	2013	2012
Cost of revenues	$134,000	$57,000
Research and development	171,000	114,000
Sales and marketing	284,000	164,000
General and administrative	540,000	264,000

Impact on net loss	$1,129,000	$599,000

As of March 31, 2013, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $0.3 million and will be recognized over an estimated weighted average amortization period of 1.7 years. As of March 31, 2013, the unrecorded share-based compensation balance related to stock awards outstanding excluding estimated forfeitures was $3.6 million and will be recognized over an estimated weighted average amortization period of 2.1 years. The amortization period is based on the expected remaining vesting term of the options or awards.

1999 Employee Stock Purchase Plan (“ESPP”)

The Company suspended the ESPP in fiscal year 2013 until January 2013. As such, no purchase period occurred during fiscal year 2013. In fiscal year 2012, the price paid for the Company’s common stock purchased under the ESPP was equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal year ended March 31, 2012 was $4,600. During the fiscal year ended March 31, 2012 there were 1,000 shares issued under the ESPP at a weighted average purchase price of $4.00 per share.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal years ended March 31, 2013 and 2012, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Fiscal Years Ended March 31,
	2013	2012
International revenues	12%	6%
Domestic revenues	88%	94%
Total revenues	100%	100%

For the years ended March 31, 2013 and 2012, the Company held long-lived assets outside of the United States with a net book value of approximately $126,000 and $98,000, respectively. These assets were located in Odessa, Ukraine.

Treasury Stock

Pursuant to the Settlement Agreement during the year ended March 31, 2012, the Company paid to Versata $472,000 for the repurchase of the Company’s common stock held by Versata. There were no stock repurchases other than from employees during fiscal year 2013.

The Company had 96,000 shares of treasury stock as of March 31, 2013 and March 31, 2012.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. We adopted this standard in fiscal 2013. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.    Fair Value Measurements

The Company did not have any cash equivalents or short-term investments as of March 31, 2013. The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2012:

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(in thousands)
Cash equivalents:
Money market fund	$4	$4	$—
Short-term investments:
Certificates of deposit	199	—	199
	$203	$4	$199

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2013 and 2012, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

4.    Property and Equipment

Property and equipment consist of the following:

	March 31,
	2013	2012
	(in thousands)
Computers and software	$2,962	$2,749
Furniture and equipment	734	708
Leasehold improvements	115	114
	3,811	3,571
Less: accumulated depreciation	(3,404)	(3,209)

Total property and equipment, net	$407	$362

Depreciation expense related to property and equipment was approximately $214,000 and $261,000 for the years ended March 31, 2013 and 2012, respectively.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  Accrued and Other Liabilities

As of March 31, 2013 and 2012, accrued payroll and deferred revenue consisted of the following:

	2013	2012
	(in thousands)
Accrued payroll:
Accrued vacation	$359	$315
Accrued bonus	287	715
Accrued salaries and wages	86	89
Accrued commissions	250	652
Total	$982	$1,771

	2013	2012
	(in thousands)
Deferred revenue:
License	$—	$301
Hosting	84	86
Consulting	296	408
Subscription	2,126	1,785
Maintenance	3,647	2,814
Total	$6,153	$5,394

	2013	2012
	(in thousands)
Long-term deferred revenue:
Subscription	$766	$1,317
Maintenance	1,006	11
Total	$1,772	$1,327

6.    Restructuring

During the fourth quarter of fiscal 2013, the Company initiated a restructuring plan to reorganize its operations in-line with its finalization of conversion to a SaaS model. The Company incurred $0.3 million in severance costs under this plan, of which $0.1 million was paid in fiscal 2013 and the remainder is expected to be paid during the first quarter of fiscal 2014.

7.    Operating Lease Commitments

The Company leases office space under a non-cancelable operating lease agreements that expires during fiscal 2015. Aggregate future minimum annual payments under this lease agreement, which has non-cancelable lease terms, include $0.3 million and $0.2 million for the year ending March 31, 2014 and 2015, respectively.

Rental expenses for the office space and equipment were approximately $0.2 million for both years ended March 31, 2013 and 2012.

8.    Contingencies

Legal Matters

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2013 and 2012. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2013 and 2012.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.    Stockholders’ Equity

Common Stock Reserved for Future Issuance

At March 31, 2013, shares of common stock reserved for future issuance were as follows:

(in thousands)
Equity incentive plans:
Awards outstanding	724
Options outstanding	161
Reserved for future grants	673
Total common stock reserved for future issuance	1,558

Preferred Stock

The Company is authorized to issue 1 million shares of preferred stock at a par value of $0.0001 per share. There was no preferred stock issued and outstanding at March 31, 2013 and 2012.

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

1999 Equity Incentive Plan

The Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”) on November 18, 1999. The 1999 Plan was amended in May 2010, such that the number of shares reserved for issuance is no longer automatically increased, and a total of 1,551,000 shares were reserved for future issuance. With limited restrictions, if shares awarded under the 1999 Plan are forfeited, those shares will again become available for new awards under the 1999 Plan. The 1999 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and non-statutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the Board of Directors and consultants are eligible to participate in the 1999 Plan. Each eligible participant is limited to being granted options or stock appreciation rights covering no more than 33,000 shares per fiscal year, except in the first year of employment where the limit is 66,000 shares. Incentive stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant, and non-statutory stock options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 1999 Plan have a maximum term of ten years.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

On December 3, 2012, the Compensation Committee of the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the “LTPIP”) within the 1999 Equity Incentive Plan (the “1999 Plan”), under which restricted stock units would be granted to the Company’s executives. Under the LTPIP, sixty percent (60%) of the restricted stock units will vest based upon achievement of contracted monthly recurring revenue targets over a period of three years, with fifty percent (50%) of the amount withheld from vesting until the Company achieves profitability, and forty percent (40%) vest based upon operating profit targets over a period of three years. The restricted stock units granted under the LTPIP include 420,000 shares granted to the Company’s executives, under which the Company’s Chief Executive Officer received a grant of 220,000 restricted stock units, and the Company’s Chief Financial Officer, Chief Strategy Officer, Chief Operating Officer and Chief Commercial Officer each received a grant of 50,000 restricted stock units. The Company is amortizing the related compensation expense based on its estimate of the number of awards expected to be probable of vesting on a straight-line basis over the expected vesting period. The compensation expense was $0.4 million for fiscal year 2013.

1999 Employee Stock Purchase Plan

On November 18, 1999, the Company’s Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) and the Company’s stockholders have approved of the Purchase Plan. The Purchase Plan was amended and restated on February 1, 2008 and amended and restated on November 7, 2012. A total of 100,000 shares of common stock were initially reserved for issuance under the Purchase Plan. The November 7, 2012 amendment and restatement of the Purchase Plan provided a reserve of 553,000 shares of common stock available for issuance under the Purchase Plan.

The Compensation Committee of the Board of Directors administers this plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation, at a purchase price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of the Company’s outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee cannot purchase more than 5,000 shares per purchase date (10,000 shares per year) and, generally, cannot purchase more than $25,000 of stock per calendar year. Eligible employees may begin participating in the Purchase Plan at the start of an offering period. Each offering period lasts six months beginning on January 31 and July 31 of each calendar year with an additional one-time offering period beginning on or about November 1, 2012 and terminating on or about January 1, 2013. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment. The Board of Directors may amend or terminate the Purchase Plan at any time. If not terminated earlier, the Purchase Plan has a term of twenty years. If the Board of Directors increases the number of shares of common stock reserved for issuance under the Purchase Plan, other than any share increase resulting from the formula described in the previous paragraph, it must seek the approval of the Company’s stockholders.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price Per Share			Weighted- Average Exercise Price Per Share
	(in thousands except for per share amounts)
Balance at March 31, 2011	1,516	265	$5.18	–	$527.00	$10.54
Options granted	(134)	134				$4.96
Options cancelled	63	(63)				$9.96
Restricted stock units granted	(236)	236				$—
Restricted stock units released	—	(60)				$—
Restricted stock units cancelled	14	(36)				$—
Balance at March 31, 2012	1,223	476	$3.70	–	$42.40	$7.48
Options granted	—	—
Options exercised	—	(17)				$4.95
Options cancelled	53	(53)				$7.42
Restricted stock units granted	(707)	707				$—
Restricted stock units released	—	(86)				$—
Restricted stock units cancelled	104	(142)				$—
Balance at March 31, 2013	673	885	$3.70	–	$42.40	$7.76
Vested and expected to vest		155				$7.86

       Options outstanding and exercisable at March 31, 2013 were in the following exercise price ranges:

			Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices Per Share			Number of Shares	Weighted- Average Remaining Contractual Life (Years)	Number of Shares	Weighted- Average Exercise Price Per Share
$3.70	–	$5.18	28,000	4.32	15,906	$4.63
$5.20	–	$5.20	32,973	7.82	18,591	$5.20
$5.26	–	$5. 39	46,355	6.93	23,547	$5.33
$5.40	–	$11.40	34,902	6.47	28,191	$7.44
$14.50	–	$42.40	18,970	2.60	18,970	$24.14
$3.70	–	$42.40	161,200	6.05	105,565	$9.15

The weighted average remaining contractual term for exercisable options is 5.52 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2013 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2013 was $9.05 as reported by the NASDAQ Capital Market. There was $509,000 of aggregate intrinsic value of stock options outstanding at March 31, 2013 and there was $3,000 of aggregate intrinsic value of stock options outstanding at March 31, 2012.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2013	2012
	(in thousands)
Weighted average grant date fair value	$—	$361
Intrinsic value of options exercised	$83	$—
Fair value of shares vesting during the year	$821	$137

The following table summarizes activity for awards for the respective years:

	Shares	Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands except per share amounts)
Balance at March 31, 2011	106	$5.68	$612
Awards granted	236	$4.96
Awards vested/released	(60)	$5.66
Awards cancelled/forfeited	(36)	$5.33
Balance at March 31, 2012	246	$5.01	$939
Awards granted	707	$5.51
Awards vested/released	(86)	$4.96
Awards cancelled/forfeited	(142)	$4.90
Balance at March 31, 2013	725	$5.53	$6,553

There were no rights granted under the employee stock purchase plan during fiscal 2013. During fiscal 2012, the fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year Ended March 31, 2012
Risk-free interest rate	1.02%
Dividend yield	0.00%
Expected volatility	90.72%
Expected term in years	1.96
Weighted average fair value at grant date	$4.33

There were no stock options granted during fiscal 2013. During fiscal 2012, the fair value of options granted under employee stock option plans were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year Ended March 31, 2012
Risk-free interest rate	0.62%
Dividend yield	0.00%
Expected volatility	82.02%
Expected option life in years	3.26
Weighted average fair value at grant date	$2.71

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Equity Compensation Plan Information

The table below demonstrates the number of options and awards issued and the number of options and awards available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, and Rights	Weighted- Average Exercise Price Per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	1	$31.30	146
1999 Equity Incentive Plan	884	$7.61	342
Plans Not Required to be Approved by Stockholders
2001 Supplemental Plan	--	$--	185
Total	885	$7.76	673

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended March 31,
	2013	2012
	(In thousands)

Weighted options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	44	213

Weighted options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	399	10

Total common stock equivalents excluded from diluted net loss per common share	443	223

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.  Income Taxes

The provision for income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2013	2012
	(in thousands)
Domestic pre-tax loss	$(4,738)	$(6,261)
Foreign pre-tax loss	(11)	(6)
Total pre-tax loss	$(4,749)	$(6,267)

	Fiscal Years Ended March 31,
	2013	2012
	(in thousands)
Federal tax at statutory rate	$(1,593)	$(2,131)
Computed state tax	(255)	(342)
Foreign rate differential	4	3
Losses not benefited	(186)	1,448
Change in valuation allowance	(161)	1,025
NOL expiration	890	59
Non-deductible expenses	(28)	41
Change in tax rate	1,613	72
Research and development tax credits	(274)	(175)
Income tax provision	$—	$—

The components of the provision for income taxes are as follows:

Fiscal Years Ended March 31,
	2013	2012
(in thousands)
Current:
US	$—	$—
State	—	—
Income tax provision	$—	$—

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes the Company's historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$68,809	$67,262
Intangible assets	12,221	14,420
Tax credit carryforwards	5,079	4,805
Reserves and accruals	225	320
Depreciation	57	(11)
Stock compensation	354	249
Deferred revenue	472	227
Total net deferred tax asset	87,217	87,180
Valuation allowance	(87,217)	(87,180)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that decreased by $55 thousand and increased by $1.4 million during the fiscal years ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the Company had federal and state operating loss carryforwards of approximately $186.6 million and $93.0 million, respectively. As of March 31, 2013, the Company also had federal and state research and development tax credit carryforwards of $3.5 million and $5.0 million, respectively.

The federal net operating loss and credit carryforwards expire in various amounts between fiscal years ending March 31, 2014 through 2033, if not utilized. The state net operating loss carryforwards expire in various amounts between fiscal year ending March 31, 2014 through various dates, if not utilized. The state tax credit carryforwards have no expiration date.

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

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2013, there was no liability for unrecognized tax benefits.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2013 are as follows (in thousands):

Amount
Balance at April 1, 2012	$2,030
Increases related to current year tax positions	82
Decreases related to expiration of tax credits and statute of limitations	(3)
Balance at March 31, 2013	$2,121

The Company's federal, state and foreign tax returns are subject to examination by the tax authorities from 1999 to 2013 due to net operating loss and tax carryforwards unutilized from such years.

12.  401(k) Benefit Plan

The Company offers a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Starting in fiscal 2012, the 401(k) Plan requires the Company to match the first 1% of all employee contributions. For the fiscal years ended March 31, 2013 and 2012, the Company contributed $42,000 and $37,000, respectively, to the 401(k) Plan. Administrative expenses relating to the 401(k) Plan are insignificant.

13.  Segment Information

The Company operates as one business segment and therefore segment information is not presented.

14. Versata Note Payable

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

The Company recorded a $500,000 charge relating to the consulting services paid as part of the Settlement Agreement in both fiscal 2013 and 2012. The Company also recorded a $470,000 charge on the early extinguishment of the note payable in fiscal 2012.

15. Credit Facility

On September 29, 2011, the Company entered into a Business Financing Agreement with Bridge Bank, National Association, which was modified during fiscal 2013 (as amended, the “Credit Facility”).  The Credit Facility provides a revolving receivables financing facility in an amount up to $2.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $4.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $6.0 million.

The Receivables Financing Facility may be drawn in amounts up to $2.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility.  The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate.  The Credit Facility terminates on December 20, 2013, provided, however, that in the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

All amounts borrowed under the Credit Facility are secured by a general security interest on the assets of the Company and are subject to a 1.75 Current Ratio of (i) cash and cash equivalents plus all eligible receivables in relation to (ii) the Company’s current liabilities excluding current deferred revenue.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

As of March 31, 2013 and 2012, the Company owed $6.0 million under the Credit Facility, and no amounts were available for future borrowings.

16. Subsequent Event

Purchase Agreement and Subscription Agreement

On May 31, 2013, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional funds and other accredited investors (the “Outside Investors”), and entered into a Subscription Agreement (the “Subscription Agreement”) with certain members of the Company’s management and board of directors (the “Management and Director Investors” and, together with the Outside Investors, the “Investors”), pursuant to which the Company (i) sold and issued 577,105 shares of its common stock (the “Common Shares”), par value $0.0001 per share (“Common Stock”), and 231,518 shares of its newly created Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Stock”), to the Outside Investors at a purchase price of $7.00 per share in an initial closing that occurred on May 31, 2013 (the “First Closing”) and, (ii) subject to stockholder approval, will sell and issue 100,144 additional Common Shares to the Management and Director Investors at a purchase price of $7.00 per share immediately after such stockholder approval is obtained (the “Second Closing”). The transactions described in this Current Report on Form 8-K are described collectively as the “Financing.” The Financing was approved by an independent committee of the Company’s Board of Directors.

Filing of Certificate of Designation for Series C Stock

Pursuant to the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on May 30, 2013 (the “Certificate of Designation”), after stockholder approval, each share of Series C Stock will be convertible automatically into shares of Common Stock at an initial conversion price of $7.00 per share of Common Stock. The conversion price of the Series C Stock is subject to broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances and subject to certain limitations, at a price below the then current conversion price.

The Series C Stock is not entitled to a liquidation or dividend preference. Beginning on January 1, 2014, the Series C Stock is entitled to 10% accruing dividends per annum. The dividends are payable quarterly in cash, beginning on March 31, 2014. Beginning on May 31, 2014, the shares of Series C Stock shall be redeemed by the Company upon the request of the holders of at least a majority of the then outstanding Series C Stock, to the extent funds are legally available for such redemption. The redemption price shall equal a price per share of Series C Stock equal to the then current conversion price, plus any accrued and unpaid dividends up to, but not including, the redemption date.

The holders of Series C Stock have the right to vote together with the holders of the Company’s Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote, except that the holders of Series C Stock are not eligible to vote their shares of Series C Stock on the proposal to be submitted to the Company’s stockholders for approval of the issuance and sale of the securities in the Financing and the conversion of the Series C Stock. Holders of Series C Stock are entitled to cast a fraction of one vote for each share of Common Stock that would be issuable to such holder on the record date for the determination of stockholders entitled to vote at a conversion rate the numerator of which is $7.00 (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date) and the denominator of which is the closing bid price per share of the Common Stock on the May 31, 2013, as reported by Bloomberg Financial Markets.

Warrants

In addition to the issuance of the Common Shares and Series C Stock, at the First Closing the Company issued to each Outside Investor a Series A Warrant to purchase Common Stock (the “Series A Warrants”), initially exercisable for a number of shares of Common Stock equal to 50% of the number of Common Shares and shares of Common Stock underlying the Series C Stock acquired by each such Outside Investor. Pursuant to the Subscription Agreement, the Company will issue Series B Warrants to purchase Common Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to the Management and Director Investors at the Second Closing, initially exercisable for a number of shares of Common Stock equal to 50% of the number of Common Shares acquired by each such Management and Director Investor. The exercise price of the Warrants is $8.75 per share. The Warrants have a five-year term, are not exercisable for the first six months following the date of issuance and include a cashless exercise provision which is only applicable if the Common Stock underlying the Warrants (the “Warrant Shares”) is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144. The number of Warrant Shares and the exercise price for each Warrant are subject to broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances, at a price below the then current exercise price, subject to certain limitations.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the year ended March 31, 2013.  Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2013, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is included under the captions “Directors, Executive Officers and Corporate Governance” in the fiscal year 2014 Proxy Statement and incorporated herein by reference.

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

The information required by this item is included under the caption “Independent Public Accountants” in the fiscal year 2014 Proxy Statement and is incorporated herein by reference.

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

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2013 and 2012, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts (in $000’s):

Fiscal year ended March 31, 2012	$55	$47	$(52)	$—	$50
Fiscal year ended March 31, 2013	$50	$123	$(62)	$—	$111

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the day of June 17, 2013.

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

Signature	Title	Date

/s/ JASON STERN	President, Chief Executive Officer	June 17, 2013
Jason Stern	(Principal Executive Officer) and Director

/s/ TODD SPARTZ	Chief Financial Officer (Principal Financial Officer	June 17, 2013
Todd Spartz	and Principal Accounting Officer) and Secretary

/s/ ALAN HOWE	Director	June 17, 2013
Alan Howe

/s/ LLOYD SEMS	Director	June 17, 2013
Lloyd Sems

/s/ MICHAEL CASEY	Director	June 17, 2013
Michael Casey

/s/ J. MICHAEL GULLARD	Director	June 17, 2013
J. Michael Gullard

	Director	June 17, 2013
Michael Brodsky

EXHIBIT INDEX

Exhibit No.	Description
3.1(12)	The Second Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(12)	Amended and Restated Bylaws, as amended.

3.4(4) 3.5(19)	Certificate of Designation of Series B Junior or Participating Preferred Stock. Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.4(4)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.5(5)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

4.6(8)

Amendment 2, dated as of April 27, 2009, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., dated January 2, 2009, as amended.

4.7(13)

Amendment 3, dated as of December 28, 2011, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and the Rights Agent, dated January 2, 2009, as amended.

10.1(1)	Form of Indemnification Agreement.

10.2(1)*	1996 Stock Plan.

10.20(3)*	1999 Equity Incentive Plan Stock Option Agreement.

10.21(3)*	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.22(3)*	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.27(9)	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.28(9)	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.30(9)	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.32(9)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.34(10)	Amended and Restated Severance Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.35(10)	Employment Letter Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.36(10)	Amended and Restated Severance Agreement by and between the Registrant and Jason Stern, dated as of October 25, 2011.

10.37(10)	Employment Letter Agreement by and between the Registrant and Jason Stern, dated as of October 25, 2011.

10.38(11)*	1999 Equity Incentive Plan, as amended May 2010.

10.39(14)	Office Lease by and between 2121 El Camino Investors, LLC and the Registrant, executed July 28, 2011, and effective as of July 8, 2011.

10.40(15)	Comprehensive Settlement Agreement by and between the Registrant and Versata Software, Inc., dated September 20, 2011.

10.41(16)	Business Financing Agreement by and between the Registrant and Bridge Bank, National Association, executed as of September 29, 2011, and effective as of September 27, 2011.

10.42***	Employment Letter by and between the Registrant and Kamal Ahluwalia, dated March 7, 2011

10.43***	Severance Agreement by and between the Registrant and Kamal Ahluwalia, dated March 28, 2011

10.44***	Employment Letter by and between the Registrant and Leonard Rainow, dated April 6, 2010

10.45***	Severance Agreement by and between the Registrant and Leonard Rainow, dated March 28, 2011

10.46(17)	1999 Employee Stock Purchase Plan, as amended and restated effective November 7, 2012

10.47(18)	Amendment to Business Financing Agreement by and between the Registrant and Bridge Bank, National Association, dated September 25, 2012

10.48(19)	Form of Purchase Agreement, dated as of May 31, 2013.

10.49(19)	Form of Subscription Agreement, dated as of May 31, 2013.

10.50(19)	Form of Registration Rights Agreement, dated as of May 31, 2013.

10.51(19)	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.52(19)	Form of Series B Warrant to Purchase Common Stock.

10.53(19)	Forms of Voting Agreement, dated as of May 31, 2013.

21.1***	Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(7)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 8-K filed on January 5, 2009.
(5)	Previously filed in the Company’s report on Form 8-K filed on January 28, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on February 4, 2009.
(7)	Previously filed in the Company’s report on Form 8-K filed on April 7, 2009.
(8)	Previously filed in the Company’s report on Form 8-K filed on April 29, 2009.
(9)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(10)	Previously filed in the Company’s report on Form 8-K filed on October 28, 2011.
(11)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(12) (13) (14) (15) (16) (17) (18) (19)

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

Previously filed in the Company’s proxy statement filed on October 9, 2012.

Previously filed in the Company’s report on Form 10-Q filed on February 14, 2013.

Previously filed in the Company’s report on Form 8-K/A filed on June 4, 2013.

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

*** Filed herewith.