Form 10-Q
period 2013-06-30
SELECTICA INC
filed 2013-08-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 13, 2013, was 3,495,210.

2

FORM 10-Q

SELECTICA, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and “Risk Factors” in Item 1A to Part II of this quarterly report on Form 10-Q.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30, 2013	March 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$13,913	$12,098
Accounts receivable, net of allowance for doubtful accounts of $342 and $111 as of June 30, 2013 and March 31, 2013, respectively	2,935	3,455
Prepaid expenses and other current assets	832	853
Total current assets	17,680	16,406

Property and equipment, net	401	407
Other assets	89	39
Total assets	$18,170	$16,852

LIABILITIES, REEDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$5,561	$6,000
Accounts payable	1,006	1,010
Accrued payroll and related liabilities	850	982
Accrued restructuring costs	35	232
Warrant liabilty	2,407	-
Other accrued liabilities	83	163
Deferred revenue	5,413	6,153
Total current liabilities	15,355	14,540
Long-term deferred revenue	1,393	1,772
Other long-term liabilities	20	20
Total liabilities	16,768	16,332

Commitments and contingencies (See Note 8)
Series C redeemable convertible preferred stock, $.001 par value, designated, issued and outstanding shares: 232 shares at June 30, 2013	477	-
Stockholders' equity:
Preferred stock, $0.0001 par value: Authorized: 1,000 shares at June 30, 2013 and March 31, 2013; None issued and outstanding	-	-

Common stock, $0.0001 par value: Authorized 15,000 shares at June 30, 2013 and March 31, 2013; Issued 3,591 and 2,983 at June 30, 2013 and March 31, 2013, respectively; Outstanding 3,495 and 2,887 at June 30, 2013 and

March 31, 2013, respectively	4	4
Additional paid-in capital	270,165	267,339
Treasury stock at cost - 96 shares at June 30, 2013 and March 31, 2013	(472)	(472)
Accumulated deficit	(268,772)	(266,351)
Total stockholders' equity	925	520
Total liabilities and stockholders' equity	$18,170	$16,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2013	2012

Revenues:
Recurring revenues	$3,166	$2,636
Non-recurring revenues	1,206	1,540
Total revenues	4,372	4,176

Cost of revenues:
Cost of recurring revenues	672	331
Cost of non-recurring revenues	1,236	1,228
Total cost of revenues	1,908	1,559

Gross profit:
Recurring gross profit	2,494	2,305
Non-recurring gross profit	(30)	312
Total gross profit	2,464	2,617

Operating expenses:
Research and development	1,103	931
Sales and marketing	2,073	1,520
General and administrative	1,555	870
Total operating expenses	4,731	3,321
Loss from operations	(2,267)	(704)

Increase in fair value of warrant liability	(139)	-
Interest and other income (expense), net	(15)	(5)
Net loss	(2,421)	(709)
Series C redeemable preferred stock accretion	477	-
Net loss applicable to common stockholders	$(2,898)	$(709)

Basic and diluted net loss per common share applicable to common stockholders	$(0.97)	$(0.25)

Weighted average shares outstanding for basic and diluted net loss per share applicable to common stockholders	3,000	2,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2013	2012

Operating activities
Net loss	$(2,421)	$(709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	48
Loss on disposition of property and equipment	2	-
Stock-based compensation expense	485	208
Increase in fair value of warrant liability	139	-
Changes in assets and liabilities:
Accounts receivable (net)	520	(1,135)
Prepaid expenses and other current assets	21	(124)
Other assets	(50)	-
Accounts payable	(100)	535
Accrued restructuring costs	(197)	-
Accrued payroll and related liabilities	(132)	(1,157)
Other accrued liabilities and long term liabilities	(102)	(8)
Deferred revenue	(1,119)	(57)
Net cash used in operating activities	$(2,906)	$(2,399)

Investing activities
Purchase of property and equipment	(44)	(58)
Proceeds from maturities of short-term investments	-	199
Net cash (used in) provided by investing activities	$(44)	$141

Financing activities
Credit facility borrowings, net	(439)	-
Employee taxes paid in exchange for restricted stock awards forfeited	(136)	-
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	5,340	(36)
Net cash provided by (used in) financing activities	$4,765	$(36)

Net increase (decrease) in cash and cash equivalents	1,815	(2,294)
Cash and cash equivalents at beginning of the period	12,098	15,877
Cash and cash equivalents at end of the period	$13,913	$13,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations for the three months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended June 30, 2013 and 2012 have been prepared by the Company and are unaudited.  In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2013, and the results of operations and cash flows for the three months ended June 30, 2013 and 2012, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2013 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

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

2.  Summary of Significant Accounting Policies

Other than the significant policies added below, there have been no material changes to any of the Company’s significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Redeemable Convertible Preferred Stock and Warrants

On May 31, 2013, the Company sold and issued 577,105 shares of our common stock (the “Common Shares”), and 231,518 shares of our newly created redeemable Series C Convertible Preferred Stock (the “Series C Stock”), to certain institutional funds and other accredited investors (“Outside Investors”) at a purchase price of $7.00 per share. The Series C Stock is convertible to common stock upon shareholder approval. The Company’s board of directors have recommended its stockholders approve such conversion in the annual meeting on September 10, 2013. If conversion is not approved, the Series C Stock is redeemable at the option of the holder beginning one year after issuance. In addition the Company issued to the Outside Investors Series A Warrants to purchase Common Stock (the “Series A Warrants”), initially exercisable for 404,309 shares of common stock. The exercise price of the warrants is $8.75 per share. The warrants have a five-year term, are not exercisable for the first six months following the date of issuance. The number of warrants and the exercise price for each warrant are subject to adjustment in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price, subject to certain limitations.

In connection with the Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in the Financing, warrants to purchase an aggregate of 24,258 shares of Common Stock, which represents 3% of the total number of Common Shares and shares of Series C Stock sold in the Financing.

(a)	Presentation of Series A Warrants

Because of the potential adjustment to the warrant exercise price that could result in the event we issue securities at a price below the then current exercise price, the warrants do not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, the fair value of these warrants was recorded as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes model and will revalue the warrants at the end of each subsequent quarter. The Black-Scholes model requires the input of highly subjective assumptions, including the warrant’s risk free rate and stock price volatility. The change in the fair value of the warrants is recognized in the statements of operations within non-operating income (expense).

(b)	Presentation of Redeemable Convertible Preferred Stock

Because the Series C Stock is redeemable at the option of the holder (assuming the shareholders do not approve conversion on September 10, 2013 as discussed above), we have recorded it in temporary equity.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(c)	Beneficial Conversion Feature (“BCF”)

The Series C Stock was assessed under ASC 470, “Debt,” and the Company determined that the conversion to common qualifies as a BCF since it is a nondetachable conversion feature that was in the money at the commitment date. The BCF compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant liability) to the transaction date value of number of shares that the holder can convert into. The calculation resulted in a BCF of $0.8 million. The BCF was recorded in additional paid-in capital.

(a)	Carrying Values

The proceeds were allocated first to the fair value of the warrants and then to the common shares and Series C Stock sold on a pro rata basis. The Company is accreting the Series C Stock to its redemption value, which is $1.6 million based upon the 231,518 shares sold multiplied by the $7.00 per share redemption price. Accretion was calculated through September 10, 2013 the earliest possible redemption date.

The following table shows the allocation of proceeds and carrying value of the Series C Stock (in thousands, except per share amounts):

Gross proceeds	$5,660
Fair value of warrants	(2,268)
Gross proceeds to allocate to common stock and Series C Stock	$3,392

Gross proceeds allocated to common shares sold	$2,421
Related transaction costs allocated	(313)
Net value allocated to common shares sold	$2,108

Gross proceeds allocated to Series C Stock sold	$971
Related transaction costs allocated	(125)
Net value allocated to Series C Stock sold prior to BCF	846
Calculated BCF value	(846)
Accretion of Series C Stock	477
Carrying value of Series C Stock at June 30, 2013	$477

3. Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012

Customer A	13%	14%

 Customers who accounted for at least 10% of gross accounts receivable were as follows:

	June 30, 2013	March 31, 2013

Customer B	17%	*

* Less than 10% of total accounts receivable.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.  Segment and Geographic Information

The Company operates as one business segment and therefore segment information is not presented.

International revenues are attributable to countries based on the location of the customers. For the three months ended June 30, 2013 and 2012, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Three Months Ended
	June 30, 2013	June 30, 2012
International revenues	13%	8%
Domestic revenues	87%	92%
Total revenues	100%	100%

As of June 30, 2013 and March 31, 2013, the Company held long-lived assets outside of the United States with a net book value of approximately $108,644 and $126,000, respectively. These assets were located in Odessa, Ukraine.

5. Fair Value Measurements

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	$2,407	-	-	$2,407

The Company did not have a warrant liability at March 31, 2013.

In connection with the sale of common stock and its Series C Stock on May 31, 2013, the Company issued warrants which contained provisions for antidilution protection in the event that the Company issued other equity securities at a price below $8.75 per common share. Because of the potential adjustment to the warrant exercise price that could result from this anti-dilution protection, the warrants do not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock.

Accordingly, the Company has recorded the fair value of these warrants as a liability. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model. The Company characterized this warrant liability as a Level 3 liability because its fair value measurement is based, in part, on significant inputs not observed in the market and reflects the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company revalues the warrants at the end of each quarter using the Black-Scholes Model and recognizes the change in the fair value of the warrants in the statements of operations as other income (expense). The following assumptions and other inputs were used to compute the fair value of the warrant liability as of the May 31, 2013 issuance date, and June 30, 2013 quarter-end date as shown below:

	May 31, 2013	June 30, 2013
Common stock price	$8.60	$9.00
Expected warrant exercise price	$8.75	$8.75
Remaining term of warrant (years)	5.00	4.92
Expected volatility	76.0%	76.0%
Average risk free interest rate	1.05%	1.41%
Expected dividend yield	-	-

Changes in the warrant liability from May 31, 2013 to June 30, 2013 were as follows:

Balance, May 31, 2013	$2,268
Increase in fair value	139
Balance, June 30, 2013	$2,407

6.   Credit Facility

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

As of June 30, 2013, the Company owed $5.6 million under the Credit Facility, and no amounts were available for future borrowings.

7.   Restructuring

During the fourth quarter of fiscal 2013, the Company initiated a restructuring plan to reorganize its operations in-line with its conversion to a SaaS model. The Company incurred $0.3 million in severance costs under this plan, of which $0.1 million was paid in fiscal 2013 and $0.2 million was paid during the first quarter of fiscal 2014. The remainder of $35,000 will be paid during the second quarter of fiscal 2014.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.  Litigation and Contingencies

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

9.  Redeemable Convertible Preferred Stock and Warrants

Series C Stock

As mentioned in Note 2 Summary of Significant Accounting Policies, on May 31, 2013, the Company sold and issued 577,105 Common Shares and 231,518 shares of Series C Stock to Outside Investors at a purchase price of $7.00 per share.

Pursuant to the Certificate of Designations, Preferences and Rights of Series C Stock filed by the Company with the Delaware Secretary of State on May 30, 2013 (the “Certificate of Designation”), after stockholder approval, each share of Series C Stock will be convertible automatically into shares of Common Stock at an initial conversion price of $7.00 per share of Common Stock. The conversion price of the Series C Stock is subject to a broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances and subject to certain limitations, at a price below the then current conversion price.

The Series C Stock is not entitled to a liquidation preference. Beginning on January 1, 2014, the Series C Stock is entitled to 10% accruing dividends per annum. The dividends are payable quarterly in cash, beginning on March 31, 2014. Beginning on May 31, 2014, the shares of Series C Stock shall be redeemed by the Company upon the request of the holders of at least a majority of the then outstanding Series C Stock, to the extent funds are legally available for such redemption. The redemption price shall equal a price per share of Series C Stock equal to the then current conversion price, plus any accrued and unpaid dividends up to, but not including, the redemption date.

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

Warrants

In addition to the issuance of the Common Shares and Series C Stock, at the First Closing the Company issued to each Outside Investor a Series A Warrant initially exercisable for a number of shares of Common Stock equal to 50% of the number of Common Shares and shares of Common Stock underlying the Series C Stock acquired by each such Outside Investor. Pursuant to the Subscription Agreement, the Company will issue Series B Warrants to purchase Common Stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to the Management and Director Investors at the Second Closing, initially exercisable for a number of shares of Common Stock equal to 50% of the number of Common Shares acquired by each such Management and Director Investor. The exercise price of the Warrants is $8.75 per share. The Warrants have a five-year term, are not exercisable for the first six months following the date of issuance and include a cashless exercise provision which is only applicable if the Common Stock underlying the Warrants (the “Warrant Shares”) is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144. The number of Warrant Shares and the exercise price for each Warrant are subject to broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances, at a price below the then current exercise price, subject to certain limitations. There is also a cash settlement provision in the case of a Fundamental Transaction, as defined in the Warrant agreement.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10.  Stock-Based Compensation

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

During the three months ended June 30, 2013 and 2012, there were 160,585 and 57,500 restricted stock units granted, respectively.

Valuation Assumptions

The Company did not issue employee stock options during the three months ended June 30, 2013 or for the three months ended June 30, 2012.

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Restricted Stock Units Outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
	(in thousands except for per share amount)
Outstanding at March 31, 2013	673	885	$7.76
Restricted stock units granted	(161)	161	$-
Restricted stock units released	-	(47)	$-
Restricted stock units cancelled	25	(25)	$-
Options exercised	-	(3)	$5.39
Options cancelled	3	(3)	$7.06
Outstanding at June 30, 2013	540	968	$7.81

The weighted average remaining contractual term for exercisable options is 5.81 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2013 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2013 was $9.00 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at June 30, 2013 and 2012 was $482,000 and $9,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at June 30, 2013 and 2012 was $7.3 million and $1.1 million, respectively.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The options outstanding and exercisable at June 30, 2013 were in the following exercise price ranges:

	Options Outstanding		Options Vested
Range of Exercise Prices per share	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Shares	Weighted- Average Exercise Price per share
$3.70 — $5.20	28	3.96	17	4.59
$5.21 — $5.26	33	7.62	21	5.20
$5.27 — $5.93	41	7.47	23	5.32
$5.94 — $35.96	35	6.22	30	7.36
$35.97 — $42.40	18	2.42	18	24.37
$3.70 — $42.40	155	5.99	109	$8.97

             The effect of recording stock-based compensation expense for each of the periods presented was as follows (in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012
Cost of revenues	$66	$35
Research and development	92	47
Sales and marketing	100	53
General and administrative	227	73
Impact on net loss	$485	$208

As of June 30, 2013, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $4.0 million and will be recognized over an estimated weighted average amortization period of 1.5 years. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2013 and 2012 was $62 thousand and $0, respectively. During the three months ended June 30, 2013 and 2012, there were no shares issued under the ESPP.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.  Income Taxes

At June 30, 2013, the Company had approximately $2.1 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from fiscal years 1998 to 2013 due to net operating losses and tax carryforwards unutilized from such years.

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)

Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	133	199

Unvested restricted stock units	741	24

Total common stock equivalents excluded from diluted net loss per common share	874	223

13.  Recent Accounting Pronouncements

The Company did not adopt any new pronouncements during the quarter ended June 30, 2013.

14. Subsequent Events

On August 7, 2013 the Board of Directors of the Company appointed Mr. Michael Brodsky as Chairman and Interim Chief Executive Officer of the Company, replacing Mr. Jason Stern, who was dismissed as President, Chief Executive Officer and who resigned as member of the Board of Directors of the Company on August 6, 2013. As a result of Mr. Stern’s departure, the Company expects to record severance during the second quarter of fiscal 2014 equal to six month’s target salary. Additionally, approximately $0.3 million in stock-based compensation expense is expected to reverse during the second quarter of fiscal 2014 due to the non-achievement of certain performance-based restricted stock grants.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Form 10-K”) and in the “Risk Factors” in Item 1A to Part II of this quarterly report on Form 10-Q. They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; the impact of current economic conditions on our customers and our business; and our reliance on a relatively small number of customers for a substantial portion of our revenue. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors” and Item 1A to Part II of this quarterly report on Form 10-Q Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

Overview

We provide cloud-based software solutions that help growing companies close deals faster, more profitably, and with lower risk.

Selectica Contract Lifecycle Management (CLM) combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud-based solution streamlines contract processes, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals.  It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other purposes.  The solution helps improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

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

Quarterly Financial Overview

For the three months ended June 30, 2013, our total revenues increased by 5%, or $0.2 million, to $4.4 million compared with total revenues of $4.2 million for the three months ended June 30, 2012. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $3.2 million, or 72% of total revenues, representing an increase of $0.5 million, or 20%, over the three months ended June 30, 2012. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.2 million, or 28% of total revenues, representing a decrease of $0.3 million, or 22%, over the three months ended June 30, 2012. The increase in recurring revenues year over year resulted primarily from new subscription license customers reflecting the shift in business focus and strategy to emphasize our cloud-based solutions. The decrease in non-recurring revenues year over year was primarily due to a decrease in perpetual license revenues related to a shift in sales of subscription license.

During the quarter ended June 30, 2013, our net loss totaled approximately $2.4 million, representing an increased loss of $1.7 million, or 243%, over our net loss of $0.7 million for the three months ended June 30, 2012. The increase in net loss relates primarily to a $1.4 million increase in operating expenses. General and administrative expenses increased $0.7 million, primarily due to increased bad debt and stock compensation. Sales and marketing expenses increased $0.5 million due to increased headcount. See “Results of Operations” below for further discussion on the components of net loss.

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

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Redeemable Convertible Preferred Stock and Warrants

On May 31, 2013, we sold and issued 577,105 shares of our common stock (the “Common Shares”), and 231,518 shares of our newly created redeemable Series C Convertible Preferred Stock (the “Series C Stock”), to certain institutional funds and other accredited investors (“Outside Investors”) at a purchase price of $7.00 per share. The Series C Stock is convertible to common stock upon shareholder approval. We anticipate that our stockholders will approve such conversion in the annual meeting on September 10, 2013. If conversion is not approved, the Series C Stock is redeemable at the option of the holder beginning one year after issuance. In addition we issued to the Outside Investors Series A Warrants to purchase Common Stock (the “Series A Warrants”), initially exercisable for 404,309 shares of common stock. The exercise price of the warrants is $8.75 per share. The warrants have a five-year term, are not exercisable for the first six months following the date of issuance. The number of warrants and the exercise price for each warrant are subject to adjustment in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price, subject to certain limitations.

In connection with the Financing, we issued to Lake Street Capital Markets, LLC, who served as the placement agent in the Financing, warrants to purchase an aggregate of 24,258 shares of Common Stock, which represents 3% of the total number of Common Shares and shares of Series C Stock sold in the Financing.

(a)	Presentation of Series A Warrants

Because of the potential adjustment to the warrant exercise price that could result in the event we issue securities at a price below the then current exercise price, the warrants do not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, we have recorded the fair value of these warrants as a liability. We estimated the fair value of these warrants at the issuance date using the Black-Scholes model and revalue the warrants at the end of each quarter. The Black-Scholes model requires the input of highly subjective assumptions, including the warrant’s risk free rate and stock price volatility. The change in the fair value of the warrants is recognized in the statements of operations within non-operating income (expense).

(b)	Presentation of Redeemable Convertible Preferred Stock

Because the Series C Stock is redeemable at the option of the holder (assuming the shareholders do not approve conversion on September 10, 2013 as discussed above), we have recorded it in temporary equity.

(c)	Beneficial Conversion Feature (“BCF”)

The Series C Stock was assessed under ASC 470, “Debt,” and we determined that the conversion to common qualifies as a BCF since it is a nondetachable conversion feature that was in the money at the commitment date. The BCF compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant liability) to the transaction date value of number of shares that the holder can convert into. The calculation resulted in a BCF of $0.8 million. The BCF was recorded in additional paid-in capital.

(a)	Carrying Values

The proceeds were allocated first to the fair value of the warrants and then to the common shares and Series C Stock sold on a pro rata basis. We are accreting the Series C Stock to its redemption value, which is $1.6 million based upon the 231,518 shares sold multiplied by the $7.00 per share redemption price. Accretion was calculated through September 10, 2013 the earliest possible redemption date.

The following table shows the allocation of proceeds and carrying value of the Series C Stock (in thousands, except per share amounts):

Gross proceeds	$5,660
Fair value of warrants	(2,268)
Gross proceeds to allocate to common stock and Series C Stock	$3,392

Gross proceeds allocated to common shares sold	$2,421
Related transaction costs allocated	(313)
Net value allocated to common shares sold	$2,108

Gross proceeds allocated to Series C Stock sold	$971
Related transaction costs allocated	(125)
Net value allocated to Series C Stock sold prior to BCF	846
Calculated BCF value	(846)
Accretion of Series C Stock	477
Carrying value of Series C Stock at June 30, 2013	$477

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

Factors Affecting Operating Results	Three Months Ended
	June 30, 2013	June 30, 2012
Customer A	13%	14%

 We do not have significant foreign activities. Sales to foreign customers accounted for only 13% of total revenue, and only 1% of revenues were denominated in foreign currency in the quarter ended June 30, 2013 as well as in fiscal 2013. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

Results of Operations:

Revenues	Three Months Ended
	June 30, 2013	June 30, 2012	Change
Recurring revenues	$3,166	$2,636	$530
Percentage of total revenues	72%	63%	9%
Non-recurring revenues	$1,206	$1,540	$(334)
Percentage of total revenues	28%	37%	-9%
Total revenues	$4,372	$4,176	$196

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues during the three months ended June 30, 2013 increased by $0.5 million, or 9%, year over year. Subscription revenues grew by $0.6 million, accounting for the growth in recurring revenues. This reflects the shift in business focus and strategy to emphasize our cloud-based solutions. Recurring revenues continue to account for over 70% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training and, historically, perpetual license sales. Non-recurring revenues during the three months ended June 30, 2013 decreased by $0.3 million compared to the three months ended June 30, 2012. This decrease was due to a decrease in perpetual license sales with a shift to cloud based solutions. For the quarter ended June 30, 2013, all non-recurring revenues related to professional services. For the quarter ended June 30, 2012, non-recurring revenues included $0.4 million of perpetual license sales and $1.1 million related to professional services.

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

Cost of revenues

	Three Months Ended
	June 30, 2013	June 30, 2012	Change
Cost of recurring revenues	$672	$331	$341
Percentage of total recurring revenues	21%	13%	9%
Cost of non-recurring revenues	$1,236	$1,228	$8
Percentage of non-recurring revenues	102%	80%	23%
Total costs of revenues	$1,908	$1,559	$349

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization. During the three months ended June 30, 2013, cost of recurring revenues increased $0.3 million, compared to the three months ended June 30, 2012 primarily due to an increase in license and support costs in our data centers, as well as higher compensation expenses in our support organization.

We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2014.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During the three months ended June 30, 2013, these costs were within $8,000 dollars compared to the three months ended June 30, 2012, in-line with the consistency of professional services revenues between the two quarters.

We expect cost of non-recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2014.

Gross Margin

	Three Months Ended
	June 30, 2013	June 30, 2012
Gross margin, recurring revenues	79%	87%
Gross margin, non-recurring revenues	-2%	20%
Gross margin, total revenues	56%	63%

Gross profit was $2.5 million, or 56%, during the three months ended June 30, 2013, compared with $2.6 million, or 63%, during the three months ended June 30, 2012. This decrease in our gross margin was primarily due to non-recurring revenues, which experienced a $0.4 million decrease in perpetual license revenue which had a gross profit of approximately 98% in the prior year. Additionally, gross margins on recurring revenues decreased as we continued to invest in our data center over the past twelve months.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended
	June 30, 2013	June 30, 2012	Change
	(in thousands, except percentages)
Research and development	$1,103	$931	$172
Percentage of total revenues	25%	22%	3%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased $0.2 million, during the three months ending June 30, 2013 compared to the same period in 2012. These increases are primarily due to higher employee compensation expenses.

We expect research and development expenditures to remain relatively flat during the remainder of fiscal 2014 due to increased headcount.

Sales and Marketing

	Three Months Ended
	June 30, 2013	June 30, 2012	Change
	(in thousands, except percentages)
Sales and marketing	$2,073	$1,520	$553
Percentage of total revenues	47%	36%	11%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended June 30, 2013, sales and marketing expenses increased $0.5 million, or 11%, compared to the same periods in 2012. The increase is primarily due to higher employee compensation expenses.

We expect to make small incremental investments in sales and marketing expenses during the remainder of fiscal 2014.

General and Administrative

	Three Months Ended
	June 30, 2013	June 30, 2012	Change
	(in thousands, except percentages)
General and administrative	$1,555	$870	$685
Percentage of total revenues	36%	21%	15%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  During the three months ended June 30, 2013, general and administrative expenses increased by $0.7 million, compared to the same period in 2012.

We expect general and administrative expenses to remain relatively flat during the remainder of fiscal 2014, with the exception of reductions in stock-based compensation as discussed in Note 12 Subsequent Events.

Increase in Fair Value of Warrant Liability

The increase in the fair value of the warrant liability relates to the increased value of the warrants using the Black Scholes model from the time of issuance on May 31, 2013 to June 30, 2013. The increase is primarily as a result of an increase in the trading price of the Company’s common stock during that time.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, foreign currency fluctuations, and other miscellaneous expenditures. During the three months ended June 30, 2013 and 2012, interest and other income (expense), net was immaterial for all periods presented.

Provision for Income Taxes

During the three months ended June 30, 2013 and 2012, we did not record an income tax provision.

Liquidity and Capital Resources

	June 30, 2013	March 31, 2013
	(in thousands)
Cash and cash equivalents	$13,913	$12,098
Working capital	$2,325	$1,866

	Three Months Ended
	June 30, 2013	June 30, 2012
Net cash (used in) operating activities	$(2,906)	$(2,399)
Net cash provided by (used in) investing activities	$(44)	$141
Net cash used in financing activities	$4,765	$(36)

Our primary sources of liquidity consisted of approximately $13.9 million in cash and cash equivalents as of June 30, 2013, $5.6 million of which was received from our short-term credit facility.  This compares to approximately $12.1 million in cash, cash equivalents and short-term investments as of March 31, 2013, $6.0 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $2.9 million for the three months ended June 30, 2013, resulting primarily from our year-to-date net loss of $2.4 million, a $1.1 million decrease in deferred revenue, and a $0.5 million decrease in accounts receivable, net.

Net cash used in operating activities was $2.4 million for the three months ended June 30, 2012, resulting primarily from our year-to-date net loss of $0.7 million, a $1.1 million increase in accounts receivable, net and a $1.2 million decrease in accrued payroll and related liabilities. These decreases were partially offset by a $0.5 million increase in accounts payable.

Net cash used in investing activities was not significant for the three months ended June 30, 2013, resulting primarily from capital asset purchases.

Net cash provided by investing activities was $0.1 million for the three months ended June 30, 2012, resulting primarily from maturities of short-term investments partially offset by capital asset purchases.

Net cash provided by financing activities was $4.8 million for the three months ended June 30, 2013, resulting primarily from $5.3 million in sale of our common stock, net of issuance.

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

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. In the first quarter of fiscal 2014, we closed the initial tranche of a private placement sale of common and preferred shares of stock with net proceeds to the Company of approximately $5.2 million.

Contractual Obligations

We had no significant commitments for capital expenditures as of June 30, 2013.

Our contractual obligations and commercial commitments at June 30, 2013, are summarized as follows:

	Payments Due By Period
Contractual Obiligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
		(in thousands)
Operating leases	$386	$254	$132	$-	$-
Credit facility	5,561	5,561	-	-	-
Total	$5,947	$5,815	$132	$-	$-

Our contractual obligations and commercial commitments at March 31, 2013 were approximately $6.4 million.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

We have updated the following risk factors included in 1A Risk Factors, to Part I to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Our business could be seriously harmed if we lose the services of our key personnel.

We have experienced significant changes in our executive management team in 2013, including the departure of our president and chief executive officer, chief operating officer and chief commercial officer. We recently appointed a new interim chief executive officer as part of our executive leadership transition and have internally promoted other members of the executive team and increased their responsibilities. We believe that these individuals understand our operational strategies and strategic priorities and the steps necessary to drive our long-term growth and stockholder value. Our success depends substantially on the contributions and abilities of our executive management team and other key employees. The loss of services of one or more members of our management team or other key personnel could disrupt our operations and seriously harm our business.

Our Common Stock may be delisted from The NASDAQ Capital Market if we cannot satisfy NASDAQ’s continued listing requirements in the future.

Among the conditions required for continued listing on The NASDAQ Capital Market (“NASDAQ”), NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity. Previously, due to the stockholders’ equity deficiency reported in our Form 8-K filed on February 28, 2013, NASDAQ notified us that it was reviewing our eligibility for continued listing on NASDAQ. In order to regain compliance with the stockholders’ equity requirement, on May 31, 2013, the Company issued and sold Common Shares, Series C Stock and Series A Warrants to certain institutional funds and other accredited investors, pursuant to a Purchase Agreement dated on the same date, raising gross proceeds of approximately $5.7 million.

However, due to certain unexpected losses which occurred during our fiscal first quarter combined with the accounting treatment of our Series C Stock and Series A Warrants, our stockholders’ equity decreased below NASDAQ’s $2.5 million minimum at the end of the quarter ended June 30, 2013. While we anticipate that our Series C Stock will convert to common stock during our fiscal second quarter and we are in discussions to modify our Series A Warrants or otherwise address the accounting treatment of the Warrants, if we are unable to comply with NASDAQ’s requirements, our stock may be delisted, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and could also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Assuming exercise in full of all Warrants plus conversion of the Series C Stock (assuming stockholder approval is obtained), approximately an additional 636,000 shares of common stock will be issued and outstanding, diluting our stockholders. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series C Stock and our Warrants, or dividend or redemption features of our Series C Stock. Additionally, sales in the public market of the shares of common stock acquired upon conversion of shares of the Series C Stock or exercise of the Warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

Furthermore, the provisions of the Series C Stock provide that we have the ability to reduce the conversion price of the Series C Stock to any amount and for any period of time deemed appropriate by our Board. While we have no plans to utilize this feature and expect our Series C Stock to convert to common stock at our upcoming annual meeting of stockholders scheduled for September 10, 2013, if we were to reduce the conversion price of the Series C Stock, existing stockholders could suffer significant dilution which could also adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1 †	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock.

10.1 †	Form of Purchase Agreement, dated as of May 31, 2013.

10.2 †	Form of Subscription Agreement, dated as of May 31, 2013.

10.3 †	Form of Registration Rights Agreement, dated as of May 31, 2013.

10.4 †	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.5 †	Form of Series B Warrant to Purchase Common Stock.

10.6 †	Forms of Voting Agreement, dated as of May 31, 2013.

10.7	Employment Offer Letter dated August 6, 2013 by and between the Company and Michael Brodsky.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Previously filed in the Company’s Current Report on Form 8-K/A filed on June 4, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1 †	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock.

10.1 †	Form of Purchase Agreement, dated as of May 31, 2013.

10.2 †	Form of Subscription Agreement, dated as of May 31, 2013.

10.3 †	Form of Registration Rights Agreement, dated as of May 31, 2013.

10.4 †	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.5 †	Form of Series B Warrant to Purchase Common Stock.

10.6 †	Forms of Voting Agreement, dated as of May 31, 2013.

10.7	Employment Offer Letter dated August 6, 2013 by and between the Company and Michael Brodsky.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

 † Previously filed in the Company’s Current Report on Form 8-K/A filed on June 4, 2013.