Form 10-Q
period 2013-09-30
SELECTICA INC
filed 2013-11-13
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 1, 2013, was 3,865,563.

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,800	$12,098
Accounts receivable, net of allowance for doubtful accounts of $138 and $111 as of September 30, 2013 and March 31, 2013, respectively	3,447	3,455
Prepaid expenses and other current assets	889	853
Total current assets	16,136	16,406

Property and equipment, net	350	407
Capitalized software	382	-
Other assets	78	39
Total assets	$16,946	$16,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$5,994	$6,000
Accounts payable	1,058	1,010
Accrued payroll and related liabilities	547	982
Accrued restructuring costs	154	232
Other accrued liabilities	93	163
Deferred revenue	5,114	6,153
Total current liabilities	12,960	14,540
Long-term deferred revenue	1,019	1,772
Other long-term liabilities	20	20
Total liabilities	13,999	16,332

Commitments and contingencies (See Note 8)
Common stock, $0.0001 par value: Authorized 15,000 shares at September 30, 2013 and March 31, 2013; Issued 3,960 and 2,983 at September 30, 2013 and March 31, 2013, respectively; Outstanding 3,864 and 2,887 at September 30, 2013 and	4	4
Additional paid-in capital	272,653	267,339
Treasury stock at cost - 96 shares at September 30, 2013 and March 31, 2013	(472)	(472)
Accumulated deficit	(269,238)	(266,351)
Total stockholders' equity	2,947	520
Total liabilities and stockholders' equity	$16,946	$16,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues:
Recurring revenues	$3,020	$2,960	$6,186	$5,596
Non-recurring revenues	908	1,695	2,114	3,235
Total revenues	3,928	4,655	8,300	8,831

Cost of revenues:
Cost of recurring revenues	694	407	1,366	738
Cost of non-recurring revenues	1,256	1,347	2,492	2,574
Total cost of revenues	1,950	1,754	3,858	3,312

Gross profit:
Recurring gross profit	2,326	2,553	4,820	4,858
Non-recurring gross profit	(348)	348	(378)	661
Total gross profit	1,978	2,901	4,442	5,519

Operating expenses:
Research and development	450	861	1,553	1,792
Sales and marketing	2,129	1,726	4,202	3,245
General and administrative	733	698	2,288	1,568
Restructuring costs	227	-	227	-
Fees related to comprehensive settlement agreement	-	500	-	500
Total operating expenses	3,539	3,785	8,270	7,105
Loss from operations	(1,561)	(884)	(3,828)	(1,586)

Decrease in fair value of warrant liability	1,121	-	982	-
Interest and other income (expense), net	(26)	(5)	(41)	(12)
Net loss	(466)	(889)	(2,887)	(1,598)
Series C redeemable preferred stock accretion	1,144	-	1,621	-
Net loss applicable to common stockholders	$(1,610)	$(889)	$(4,508)	$(1,598)

Basic and diluted net loss per common share applicable to common stockholders	$(0.45)	$(0.32)	$(1.35)	$(0.57)

Weighted average shares outstanding for basic and diluted net loss per share applicable to common stockholders	3,591	2,818	3,343	2,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	September 30, 2013	September 30, 2012

Operating activities
Net loss	$(2,887)	$(1,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99	101
Loss on disposition of property and equipment	23	-
Stock-based compensation expense	455	361
Decrease in warrant liability	(982)	-
Changes in assets and liabilities:
Accounts receivable (net)	8	(1,236)
Prepaid expenses and other current assets	(36)	19
Other assets	(39)	-
Accounts payable	46	481
Restructuring liability	(78)	-
Accrued payroll and related liabilities	(435)	(1,031)
Other accrued liabilities and long term liabilities	(70)	(9)
Deferred revenue	(1,792)	(946)
Net cash used in operating activities	(5,688)	(3,858)

Investing activities
Purchase of property and equipment	(65)	(107)
Capitalized software	(382)	-
Proceeds from maturities of short-term investments	-	199
Net cash (used in) provided by investing activities	(447)	92

Financing activities
Credit facility borrowings, net	(6)	-
Employee taxes paid in exchange for stock awards forfeited	(201)	(59)
Issuance of common stock under employee stock plan	207	-
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	5,837	-
Net cash provided by (used in) financing activities	5,837	(59)

Net decrease in cash and cash equivalents	(298)	(3,825)
Cash and cash equivalents at beginning of the period	12,098	15,877
Cash and cash equivalents at end of the period	$11,800	$12,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations for the three and six months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended September 30, 2013 and 2012 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2013, and the results of operations and cash flows for the three and six months ended September 30, 2013 and 2012, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2013 has been derived from the audited consolidated financial statements at that date.

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

Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

On May 31, 2013, in connection with the first closing of a private placement equity financing (the “Financing”), the Company sold and issued 577,105 shares of our common stock (the “Common Shares”), and 231,518 shares of our newly created redeemable Series C Convertible Preferred Stock (the “Series C Stock”), to certain institutional funds and other accredited investors (“Outside Investors”) at a purchase price of $7.00 per share. The Series C Stock automatically converted into 231,518 shares of common stock upon stockholder approval at the annual meeting on September 10, 2013. Had the Series C Stock not converted into common stock, the Series C Stock would have been redeemable at the option of the holder and was therefore recorded in temporary equity until September 10, 2013. In addition, the Company issued to the Outside Investors Series A Warrants to purchase common stock as amended on September 4, 2013 (the “Series A Warrants”), initially exercisable for 404,309 shares of common stock. The exercise price of the Series A Warrants is $7.75 per share. The Series A Warrants have a five-year term, are not exercisable for the first six months following the date of issuance. Prior to amendment on September 4, 2013, the Series A Warrants had an exercise price of $8.75 per share and had a potential adjustment to the warrant exercise price that could result in the event we issued securities at a price below the then current exercise price. In addition, the amendment removed a cash settlement provision in the case of a Fundamental Transaction, as defined in the Warrant agreement.

On September 12, 2013, in connection with the second closing (the “Second Closing”) of a private placement equity financing, the Company sold and issued 91,144 shares of its common stock at a purchase price per share of $7.00 to certain members of management and the Board of Directors of the Company (the “Second Closing Investors”). The $0.6 million aggregate gross purchase price was received in cash and recorded in stockholders’ equity.

 SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In addition, at the Second Closing the Company issued to each Second Closing Investor a Series B warrant to purchase common stock (the “Series B Warrants”), initially exercisable for a number of shares of Common Stock equal to 50% of the number of shares acquired by each Second Closing investor, totaling 45,571 shares of common stock in the aggregate. The exercise price of the Series B Warrants is $7.75 per share. The warrants have a five-year term, and are not exercisable for the first six months following the date of issuance. The Company has evaluated the Series B Warrants issued in the Financing and has concluded that equity classification is appropriate as all such warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

In connection with the Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in the Financing, warrants to purchase an aggregate of 26,993 shares of common stock, which represents 3% of the total number of Common Shares and shares of Series C Stock sold in the Financing.

(a)	Presentation of Series A Warrants

Prior to amendment on September 4, 2013, the potential adjustment to the Series A Warrant exercise price precluded the warrants from meeting the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, the fair value of the Series A Warrants was initially recorded as a liability. We estimated the fair value of these warrants at the May 31, 2013 issuance date using the Black-Scholes model and revalued the Series A Warrants as of June 30, 2013 and upon amendment on September 4, 2013 when the Series A Warrants were no longer required to be reported as a liability and were reclassified to equity using the September 4, 2013 Black-Sholes value of $1.3 million. The Black-Scholes model requires the input of highly subjective assumptions, including the warrant’s risk free rate and stock price volatility. The change in the fair value of the Series A Warrants was recognized in the statements of operations within non-operating income (expense).

(b)	Presentation of Redeemable Convertible Preferred Stock

Because the Series C Stock was redeemable at the option of the holder (had the stockholders not approved conversion on September 10, 2013 as discussed above), the Company recorded the Series C Stock in temporary equity until conversion on September 10, 2013 when the redemption value of $1.6 million was reclassified to stockholders’ equity.

(c)	Beneficial Conversion Feature (“BCF”)

The Series C Stock was assessed under ASC 470, “Debt,” and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in the money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant liability) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $0.8 million. The BCF was recorded in additional paid-in capital.

(d)	Carrying Values

The proceeds of the Financing were allocated first to the fair value of the warrants and then to the common stock and Series C Stock sold on a pro rata basis. The Company accreted the Series C Stock to its redemption value, which was $1.6 million based upon the 231,518 shares sold multiplied by the $7.00 per share redemption price. Accretion was calculated through September 10, 2013 the earliest possible redemption date.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table shows the allocation of proceeds from the Outside Investors and carrying value of the Series C Stock which was reclassified to stockholders’ equity upon conversion to common stock on September 10, 2013 (in thousands, except per share amounts):

Gross proceeds on May 31, 2013	$5,660
Fair value of warrants on May 31, 2013	(2,268)
Gross proceeds to allocate to common stock and Series C Stock	$3,392

Gross proceeds allocated to common shares sold	$2,421
Related transaction costs allocated	(313)
Net value allocated to common shares sold	$2,108

Gross proceeds allocated to Series C Stock sold on May 31, 2013	$971
Related transaction costs allocated	(125)
Net value allocated to Series C Stock sold prior to BCF	846
Calculated BCF value	(846)
Accretion of Series C Stock through September 10, 2013	1,620
Carrying value of Series C Stock recalssified upon conversion to common stock	$1,620

Capitalized Software

The Company capitalizes software development costs related to software developed for external use in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985-20") upon achieving technological feasibility of the related products. See Note 4 below for more discussion.

3. Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Customer A	15%	12%	14%	13%
Customer B	*	10%	*	*

* Less than 10% of revenue.

 As of September 30, 2013 Customer C accounted for 10% of gross accounts receivable. No Customers accounted for at least 10% of gross accounts receivable as of March 31, 2013.

4.  Capitalized Software

The Company capitalizes software development costs upon achieving technological feasibility of the related products. Software development costs incurred prior to achieving technological feasibility are charged to engineering and product development expense as incurred.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Capitalized software will be amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the assets, which is three years. The recoverability of capitalized software is evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

The Company capitalized approximately $0.4 million of software development costs related to new products in development during the three months ended September 30, 2013. Prior to the three months ended September 30, 2013, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. There has not been any amortization to date since the related products have not been generally available to customers as of September 30, 2013.

5. Fair Value Measurements

In connection with the sale of common stock and its Series C Stock on May 31, 2013, the Company issued Series A Warrants which contained provisions for antidilution protection in the event that the Company issued other equity securities at a price below $8.75 per common share. Because of the potential adjustment to the warrant exercise price that could result from this anti-dilution protection, the warrants did not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock.

Accordingly, the Company recorded the fair value of these Series A Warrants as a liability as of June 30, 2013. The Company estimated the fair value of these warrants at the issuance date using the Black-Scholes Model. The Company characterized this warrant liability as a Level 3 liability because its fair value measurement was based, in part, on significant inputs not observed in the market and reflects the Company’s assumptions as to the expected warrant exercise price, the expected volatility of the Company’s common stock, the expected dividend yield, the expected term of the warrant instrument and the expected percentage of warrants to be exercised.

As discussed in Note 2 above, the Series A Warrants were amended on September 4, 2013, which caused these warrants to be reclassified to equity using the September 4, 2013 Black-Sholes value and recognized the change in the fair value of the warrants in the statements of operations as other income (expense). The following assumptions and other inputs were used to compute the fair value of the warrant liability as of the May 31, 2013 issuance date, the June 30, 2013 quarter-end date and the September 4, 2013 amendment date as shown below:

	September 4, 2013	May 31, 2013	June 30, 2013
Common stock price	$5.49	$8.60	$9.00
Expected warrant exercise price	$7.75	$8.75	$8.75
Remaining term of warrant (years)	4.75	5.00	4.92
Expected volatility	76.7%	76.0%	76.0%
Average risk free interest rate	1.74%	1.05%	1.41%
Expected dividend yield	-	-	-

Changes in the warrant liability from May 31, 2013 to September 30, 2013 were as follows:

Balance, May 31, 2013	$2,268
Increase in fair value	139
Balance, June 30, 2013	$2,407
Decrease in fair value	(1,121)
Balance, September 4, 2013	$1,286
Reclassification to equity	(1,286)
Balance, September 30, 2013	$-

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.  Segment and Geographic Information

The Company operates as one business segment and therefore segment information is not presented.

International revenues are attributable to countries based on the location of the customers. For the three and six months ended September 30, 2013 and 2012, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
International revenues	10%	11%	12%	9%
Domestic revenues	90%	89%	88%	91%
Total revenues	100%	100%	100%	100%

As of September 30, 2013 and March 31, 2013, the Company held long-lived assets outside of the United States with a net book value of approximately $0.1 million in each period. These assets were located in Odessa, Ukraine.

7.   Credit Facility

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

As of September 30, 2013 and March 31, 2013, the Company owed $6.0 million under the Credit Facility, and no amounts were available for future borrowings.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.   Restructuring

During the second quarter of fiscal 2014, the Company initiated a restructuring plan to reorganize its operations. The Company incurred $0.2 million in severance costs under this plan, all of which is being paid in fiscal 2014.

During the fourth quarter of fiscal 2013, the Company initiated a restructuring plan to reorganize its operations in-line with its conversion to a SaaS model. The Company incurred $0.3 million in severance costs under this plan, of which $0.1 million was paid in fiscal 2013 and $0.2 million was paid during the first six months of fiscal 2014.

The following table summarizes changes in the Company’s restructuring liability during the six months ended September 30, 2013:

	Fiscal 2013 Restructuring Plan	Fiscal 20134 Restructuring Plan
	(in thousands)
Balance as of March 31, 2013	$232	$-
New charges	-	227
Cash paid	(232)	(73)
Balance as of September 30, 2013	$-	$154

9.  Commitments and Contingencies

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

The Company has a lease commitment for its office space which expires in December 2014. Total payments subsequent to September 30, 2013 through December 2014 are expected to be $0.3 million.

10.  Redeemable Convertible Preferred Stock and Warrants

Series C Stock

As disclosed in Note 2 Summary of Significant Accounting Policies, on May 31, 2013, the Company sold and issued 577,105 Common Shares and 231,518 shares of Series C Stock to Outside Investors at a purchase price of $7.00 per share in its first closing of the Financing. Following stockholder approval on September 10, 2013, the Series C Stock was converted into 231,528 shares of common stock.

Warrants

In addition to the issuance of the Common Shares and Series C Stock, at the first closing of the Financing the Company issued to the Outside Investors the Series A Warrants initially exercisable for 404,309 shares of common stock. On September 12, 2013, at the Second Closing, the Company sold and issued 91,144 Common Shares to the Second Closing Investors and issued the Series B Warrants, initially exercisable for 45,571 shares of common stock. The exercise price of the Series A Warrants and Series B Warrants is $7.75 per share. The Series A Warrants and Series B Warrants have a five-year term and are not exercisable for the first six months following the date of issuance.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.  Stock-Based Compensation

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

During the three months ended September 30, 2013 and 2012, there were 50,000 and 115,500 restricted stock units granted, respectively. During the six months ended September 30, 2013 and 2012, there were 210,585 and 173,000 restricted stock units granted, respectively. During the three and six months ended September 30, 2013 there were 50,000 employee stock options granted.

Valuation Assumptions

The Company did not issue employee stock options during the three or six months ended September 30, 2012, or the three months ended June 30, 2013. For the three months ended September 30, 2013, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

Three Months Ended
September 30,
2013
Risk-free interest rate	0.73%
Dividend yield	0%
Expected volatility	59.39%
Expected term in years	3.21
Weighted average fair value at grant date	$2.36

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Restricted Stock Units Outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
	(in thousands except for per share amount)
Outstanding at March 31, 2013	673	885	$7.76
Restricted stock units granted	(211)	211	$-
Restricted stock units released	-	(74)	$-
Restricted stock units cancelled	408	(408)	$-
Options granted	(50)	50	$5.72
Options exercised	-	(22)	$5.22
Options cancelled	24	(24)	$11.25
Outstanding at September 30, 2013	844	618	$6.97

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The weighted average remaining contractual term for exercisable options is 3.6 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2013 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2013 was $5.56 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at September 30, 2013 and 2012 was $41,000 and $70,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at September 30, 2013 and 2012 was $2.5 million and $2.0 million, respectively.

The options outstanding and exercisable at September 30, 2013 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares	Weighted- Average Exercise Price per share
$3.70	—	$5.20	35	3.90	23	$4.71
$5.21	—	$5.39	37	7.49	23	5.32
$5.40	—	$5.60	2	0.60	2	5.59
$5.61	—	$5.72	50	9.87	-	N/A
$5.73	—	$34.00	41	1.70	41	11.97
$3.70	—	$34.00	165	5.93	89	$8.28

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues	$48	$22	$114	$57
Research and development	(3)	27	89	75
Sales and marketing	30	53	130	106
General and administrative	(105)	51	122	123
Impact on net loss	$(30)	$153	$455	$361

Upon the departures of our CEO and COO in August 2013, previously recognized stock-based compensation expense in the amount of $0.5 million was reversed due to the non-achievement of certain performance-based restricted stock grants. As of September 30, 2013, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $2.5 million and will be recognized over an estimated weighted average amortization period of 2.4 years. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three and six months ended September 30, 2013 was $35,000 and $96,000, respectively. The Company did not have ESPP expense during the three and six months ended September 30, 2012. During the six months ended September 30, 2013 there were 28,901 shares issued under the ESPP. There were no shares issued under the ESPP during the six months ended September 30, 2012.

For the three months ended September 30, 2013, the Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:

	Period Ended
	September 30, 2013
	Three Months	Six Months
Risk-free interest rate	0.08%	0.09%
Dividend yield	0%	0%
Expected volatility	59.7%	58.9%
Expected term in years	0.50	0.50
Weighted average fair value at grant date	$2.84	$2.88

12. Comprehensive Settlement Agreement

Pursuant to a Comprehensive Settlement Agreement between the Company and Versata (“Settlement Agreement”), during fiscal 2012, the Company paid to Versata the following: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 of consulting services provided during the three months ended September 30, 2012, which resulted in a $500,000 charge during that period for consulting services paid as required by the Settlement Agreement.

13.  Income Taxes

At September 30, 2013, the Company had approximately $2.1 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities from fiscal years 1998 to 2013 due to net operating losses and tax carryforwards unutilized from such years.

14.  Computation of Basic and Diluted Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Options	167	210	162	216

Unvested restricted stock units	483	134	651	34

Warrants	432	-	290	-

Total common stock equivalents excluded from diluted net loss per common share	1,082	344	1,103	250

15.  Recent Accounting Pronouncements

The Company did not adopt any new pronouncements during the quarter ended September 30, 2013.

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

Selectica Contract Lifecycle Management (CLM) combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud-based solution streamlines contract processes, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals.  It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other purposes.  The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreemen ts for procurement and sourcing organizations.

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

Quarterly Financial Overview

For the three months ended September 30, 2013, our total revenues decreased by 16%, or $0.7 million, to $3.9 million compared with total revenues of $4.7 million for the three months ended September 30, 2012. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $3.0 million, or 77% of total revenues, representing an increase of $0.1 million, or 2%, over the three months ended September 30, 2012. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $0.9 million, or 23% of total revenues, representing a decrease of $0.8 million, or 46%, over the three months ended September 30, 2012. The increase in recurring revenues year over year resulted primarily from new subscription license customers, offset by customers who did not renew their subscription licenses during the interim twelve months. The decrease in non-recurring revenues year over year was primarily due to two customers who had large consulting projects which, together, generated $0.9 million more in non-recurring revenues during the same quarter in the prior year.

During the quarter ended September 30, 2013, our net loss totaled approximately $0.5 million, representing a decrease in net loss of $0.4 million, or 44%, less than our net loss of $0.9 million for the three months ended September 30, 2012.  The decrease in net loss relates primarily to a $1.1 million gain on the decrease in warrant liability, offset by higher sales and marketing costs as well as restructuring costs. See “Results of Operations” below for further discussion on the components of net loss.

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Redeemable Convertible Preferred Stock and Warrants

On May 31, 2013, in connection with the first closing of a private placement equity financing (the “Financing”), we sold and issued 577,105 shares of our common stock (the “Common Shares”), and 231,518 shares of our newly created redeemable Series C Convertible Preferred Stock (the “Series C Stock”), to certain institutional funds and other accredited investors (“Outside Investors”) at a purchase price of $7.00 per share. The Series C Stock automatically converted into 231,518 shares of common stock upon stockholder approval at the annual meeting on September 10, 2013. In addition we issued to the Outside Investors Series A Warrants to purchase common stock , as amended on September 4, 2013 (the “Series A Warrants”), initially exercisable for 404,309 shares of common stock. The exercise price of the Series A Warrants is $7.75 per share. The warrants have a five-year term, are not exercisable for the first six months following the date of issuance.

On September 12, 2013, in connection with the second closing (the “Second Closing”) of the Financing, we sold and issued 91,144 Common Shares at a purchase price per share of $7.00 to certain members of the Board of Directors and management (the “Second Closing Investors”). The $0.6 million aggregate gross purchase price was paid in cash and recorded in stockholders’ equity.

In addition, at the Second Closing the Company issued to the Second Closing Investors Series B Warrants to purchase common stock (the “Series B Warrants”), initially exercisable for 45,571 shares of common stock. The exercise price of the Series B Warrants is $7.75 per share. The Series B Warrants have a five-year term and are not exercisable for the first six months following the date of issuance. The Company has evaluated the Series B Warrants issued in the Financing and has concluded that equity classification is appropriate as all such warrants are considered to be indexed to our equity and there are no settlement provisions that would result in classification as a debt instrument.

In connection with the Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in the Financing, warrants to purchase an aggregate of 26,993 shares of common stock, which represents 3% of the total number of Common Shares and shares of Series C Stock sold in the Financing.

(a)	Presentation of Series A Warrants

Prior to amendment of the Series A Warrants on September 4, 2013, the number of shares exercisable under the Series A Warrants and the exercise price therefor were subject to antidilution adjustment in the event we issued securities, other than certain excepted issuances, at a price below the then-current exercise price. Because of the potential adjustment to the warrant exercise price, the warrants did not meet the criteria set forth in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s own Stock” to be considered indexed to the Company’s own stock. Accordingly, the fair value of the Series A Warrants was initially recorded as a liability. On September 4, 2013, the Series A Warrants were amended to remove these antidilution adjustment provisions. We estimated the fair value of these warrants at the May 31, 2013 issuance date using the Black-Scholes model and revalued the Series A Warrants as of June 30, 2013 and upon amendment on September 4, 2013 when the Series A Warrants were no longer required to be reported as a liability and were reclassified to equity using the September 4, 2013 Black-Sholes value of $1.3 million. The Black-Scholes model requires the input of highly subjective assumptions, including the warrant’s risk free rate and stock price volatility. The change in the fair value of the Series A Warrants was recognized in the statements of operations within non-operating income (expense).

(b)	Presentation of Redeemable Convertible Preferred Stock

Because the Series C Stock was redeemable at the option of the holder (had the stockholders not approved conversion on September 10, 2013 as discussed above), we recorded the Series C Stock in temporary equity until conversion on September 10, 2013 when the redemption value of $1.6 million was reclassified to stockholders’ equity.

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

(d)	Carrying Values

The proceeds of the Financing were allocated first to the fair value of the warrants and then to the common shares and Series C Stock sold on a pro rata basis. We accreted the Series C Stock to its redemption value, which is $1.6 million based upon the 231,518 shares sold multiplied by the $7.00 per share redemption price. Accretion was calculated through September 10, 2013 the earliest possible conversion date.

The following table shows the allocation of proceeds and the carrying value of the Series C Stock (in thousands):

Gross proceeds on May 31, 2013	$5,660
Fair value of warrants on May 31, 2013	(2,268)
Gross proceeds to allocate to common stock and Series C Stock	$3,392

Gross proceeds allocated to common shares sold	$2,421
Related transaction costs allocated	(313)
Net value allocated to common shares sold	$2,108

Gross proceeds allocated to Series C Stock sold on May 31, 2013	$971
Related transaction costs allocated	(125)
Net value allocated to Series C Stock sold prior to BCF	846
Calculated BCF value	(846)
Accretion of Series C Stock through September 10, 2013	1,620
Carrying value of Series C Stock recalssified upon conversion to common stock	$1,620

Capitalized Software

The Company capitalizes software development costs related to software developed for external use in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985-20") upon achieving technological feasibility of the related products. Software development costs incurred prior to achieving technological feasibility are charged to engineering and product development expense as incurred.

Capitalized software will be amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the assets, which is three years. The recoverability of capitalized software is evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

We capitalized approximately $0.4 million of software development costs related to new products in development during the three months ended September 30, 2013. Prior to the three months ended September 30, 2013, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. There has not been any amortization to date since the related products have not been generally available to customers as of September 30, 2013.

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Customer A	15%	12%	14%	13%
Customer B	*	10%	*	*

* Less than 10% of revenue.

 We do not have significant foreign activities. Sales to foreign customers accounted for only 12% of total revenue during the first six months of fiscal 2014, of which the majority is denominated in US dollars. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

Results of Operations:

Revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Recurring revenues	$3,020	$2,960	$60	$6,186	$5,596	$590
Percentage of total revenues	77%	64%	13%	75%	63%	12%
Non-recurring revenues	$908	$1,695	$(787)	$2,114	$3,235	$(1,121)
Percentage of total revenues	23%	36%	-13%	25%	37%	-12%
Total revenues	$3,928	$4,655	$(727)	$8,300	$8,831	$(531)

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues during the three months ended September 30, 2013 increased by $0.1 million, or 2%, year over year. Subscription revenues grew by $0.2 million, accounting for the growth in recurring revenues and were offset by a $0.1 million decrease in maintenance revenues due to some non-renewals. Our recurring revenues during the six months ended September 30, 2013 increased by $0.6 million, or 11%, year over year, which relates to growth in subscription revenues. During the first six months of fiscal year 2014, recurring revenues continue to account for over 70% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues during the three months ended September 30, 2013 decreased by $0.8 million compared to the three months ended September 30, 2012. This decrease was primarily due to two customers who had large consulting projects which, together, generated $0.9 million more in non-recurring revenues during the same quarter in the prior year, as well as a temporary deceleration of implementation scheduling during the second fiscal quarter of 2014 as a result of our focus on the delivery infrastructure during this time. One of these customers was lost during the first fiscal quarter of fiscal 2014. Our non-recurring revenues during the six months ended September 30, 2013 decreased by $1.1 million, or 35%, year over year, which relates to reductions in two customers’ large consulting projects mentioned above, as well as a reduction of $0.4 million related to a perpetual license sale in the prior year period. For the six months ended September 30, 2013, all non-recurring revenues related to professional services. For the six months ended September 30, 2012, non-recurring revenues included $0.4 million of perpetual license sales and $2.8 million related to professional services.

We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect recurring revenues to increase in absolute dollars and as a percentage of total revenues as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals, and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services.

Cost of revenues

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Cost of recurring revenues	$694	$407	$287	$1,366	$738	$628
Percentage of total recurring revenues	23%	14%	9%	22%	13%	9%
Cost of non-recurring revenues	$1,256	$1,347	$(91)	$2,492	$2,574	$(82)
Percentage of non-recurring revenues	138%	79%	59%	118%	80%	38%
Total costs of revenues	$1,950	$1,754	$196	$3,858	$3,312	$546

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization. During the three and six months ended September 30, 2013, cost of recurring revenues increased $0.3 million and $0.6 million, respectively, compared to the same periods in the prior year, primarily due to an increase in license and support costs in our data centers, as well as higher compensation expenses in our support organization.

We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2014.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During the three and six months ended September 30, 2013, these costs decreased $0.1 million, compared to the same periods in the prior year. Although non-recurring revenues decreased, we experienced a consistency in costs due to efforts spent on some engagements which were not billable during the second quarter of fiscal 2014 and the lack of costs associated with the perpetual license revenues of $0.4 million during the first quarter of fiscal 2014.

We expect cost of non-recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2014.

Gross Margin

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross margin, recurring revenues	77%	86%	78%	87%
Gross margin, non-recurring revenues	-38%	21%	-18%	20%
Gross margin, total revenues	50%	62%	54%	62%

Gross profit was $2.0 million, or 50%, during the three months ended September 30, 2013, compared with $2.9 million, or 62%, during the three months ended September 30, 2012. This decrease in our gross margin was primarily due to a decrease in non-recurring revenues as discussed above. Additionally, gross margins on recurring revenues decreased from the prior year as we continued to invest in our data center over the past twelve months.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development	$450	$861	$(411)	$1,553	$1,792	$(239)
Percentage of total revenues	11%	18%	-7%	19%	20%	-1.0%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses decreased $0.4 million during the three months ending September 30, 2013 compared to the same period in 2012. This decrease relates to capitalization of $0.4 million of software development costs. Previously, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. This time increased during the second quarter of fiscal 2014 due to increased quality assurance activities prior to releasing a version of software. Research and development expenses decreased $0.2 million during the three months ending September 30, 2013 compared to the same period in 2012. This decrease is due to the capitalization of $0.4 million of software development costs discussed above, offset by higher employee compensation expenses during the first quarter of fiscal 2014.

We expect research and development expenditures to increase modestly during the remainder of fiscal 2014 due to increased headcount.

Sales and Marketing

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing	$2,129	$1,726	$403	$4,202	$3,245	$957
Percentage of total revenues	54%	37%	17%	51%	37%	14%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and six months ended September 30, 2013, sales and marketing expenses increased $0.4 million, or 23%, and $1.0 million, or 29%, respectively, compared to the same periods in 2012. The increases are primarily due to higher employee compensation expenses.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2014.

General and Administrative

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$733	$698	$35	$2,288	$1,568	$720
Percentage of total revenues	19%	15%	4%	28%	18%	10%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  During the three months ended September 30, 2013 and 2012, general and administrative totaled $0.7 million in each period. Spending was similar in each period, with the exception of increased recruiting expenses in fiscal 2014 by $0.1 million each, offset by a $0.2 million decrease in stock-based compensation expense due to reversals of stock-based compensation upon departures during the second quarter of fiscal 2014. During the six months ended September 30, 2013, general and administrative increased by $0.7 million compared to the same period in 2012. This increase was due to a $0.4 million increase in bad debt expense in the first quarter due primarily to the loss of a large customer as well as a $0.1 million increase in recruiting and legal expenses.

We expect general and administrative expenses to remain relatively flat during the remainder of fiscal 2014.

Decrease in Fair Value of Warrant Liability

The decrease in the fair value of the warrant liability relates to the decreased value of the warrants using the Black-Scholes model from the time of issuance on May 31, 2013 to September 4, 2013, at which time the amendment of the Series A Warrants caused the warrant liability to be reclassified into stockholders’ equity. The decrease is primarily as a result of a decrease in the trading price of the Company’s common stock during that time.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, foreign currency fluctuations, and other miscellaneous expenditures. During the three and six months ended September 30, 2013 and 2012, interest and other income (expense), net was immaterial for all periods presented.

Provision for Income Taxes

During the three and six months ended September 30, 2013 and 2012, we did not recognize an income tax provision or benefit due to the lack of taxable income.

Liquidity and Capital Resources

	September 30, 2013	March 31, 2013
	(in thousands)
Cash and cash equivalents	$11,800	$12,098
Working capital	$3,176	$1,866

	Six Months Ended
	September 30,
	2013	2012
Net cash used in operating activities	$(5,688)	$(3,858)
Net cash provided by (used in) investing activities	$(447)	$92
Net cash provided by (used in) financing activities	$5,837	$(59)

Our primary sources of liquidity consisted of approximately $11.8 million in cash and cash equivalents as of September 30, 2013, $6.0 million of which was received from our short-term credit facility which expires in December 2013.  This compares to approximately $12.1 million in cash, cash equivalents and short-term investments as of March 31, 2013, $6.0 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $5.7 million for the six months ended September 30, 2013, resulting primarily from our year-to-date net loss, adjusted for non-cash items of $0.4 million, and a $1.8 million decrease in deferred revenue, as well as other changes in working capital items.

Net cash used in operating activities was $3.9 million for the six months ended September 30, 2012, resulting primarily from our year-to-date net loss of $1.6 million, a $1.2 million increase in accounts receivable, net and a $1.0 million decrease in accrued payroll and related liabilities.

Net cash provided by (used in) investing activities includes $0.4 million related to capitalized software during the quarter ended September 30, 2013. Other activity was not significant for the six months ended September 30, 2013 or 2012, resulting primarily from capital asset purchases offset by proceeds from maturities of short-term investments in the prior year period.

Net cash provided by financing activities was $5.8 million for the six months ended September 30, 2013, resulting primarily from $5.8 million in sales of our common stock, net of issuance costs.

Net cash used in financing activities was not significant for the six months ended September 30, 2012.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, additional equity financing, and our short-term credit facility. We have no outside debt other than our short-term credit facility, and do not have any plans to enter into any additional borrowing arrangements. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, and our ability to manage costs.

Our current cash on hand and future cash flows provided by operating activities may not be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures without increasing cash flows through our operating activities, raising additional funds through the sale and issuance of additional securities, reducing expenditures, borrowing additional funds under our credit facility, or a combination of the foregoing. In the first six months of fiscal 2014, we closed a private placement sale of common and preferred shares of stock with net proceeds to the Company of approximately $5.8 million. While we anticipate raising additional funds through the sale of additional equity securities prior to the end of fiscal 2014, we currently have no agreements, arrangements, or understandings with any person to obtain funds through the sale of additional securities. There can be no guarantee that additional equity financing will be available to us at this time or in the future, or that any available equity financing will be on terms favorable to the Company and its stockholders.

Contractual Obligations

We had no significant commitments for capital expenditures as of September 30, 2013.

Our contractual obligations and commercial commitments at September 30, 2013, are summarized as follows:

	Payments Due By Period
Contractual Obiligations:	Total	Less Than 1 Year	1-3 Years	After 3 Years
		(in thousands)
Operating leases	$320	$255	$65	$-
Credit facility	5,994	5,994	-	-
Total	$6,314	$6,249	$65	$-

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

We have updated the following risk factors included in 1A Risk Factors, to Part I to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Our business could be seriously harmed if we lose the services of our key personnel or are unable to recruit a permanent Chief Executive Officer

We have experienced significant changes in our executive management team in 2013, including the departure of our president and chief executive officer, chief operating officer and chief commercial officer during the quarter ended September 30, 2013. We appointed an interim chief executive officer as part of our executive leadership transition and have internally promoted other members of the executive team and increased their responsibilities. We believe that these individuals understand our operational strategies and strategic priorities and the steps necessary to drive our long-term growth and stockholder value. Our success depends substantially on the contributions and abilities of our executive management team and other key employees. The loss of services of one or more members of our management team or other key personnel could disrupt our operations and seriously harm our business.

The Board of Directors is currently conducting a nationwide search for a permanent CEO. While we expect to recruit a qualified candidate for CEO in the near term, we cannot assure you that we will be able to attract and retain a suitable CEO. Further, until we find a permanent CEO, we may be unable to successfully manage and grow the business, and our business, financial condition and profitability may suffer. Furthermore, in recruiting a new CEO we will incur expenses related to recruiting, relocation and training and possibly experience operational inefficiencies. In the event we are unable to effect a smooth transition from our interim CEO to a new CEO, or if a new CEO should unexpectedly prove to be unsuitable, the resulting disruption could negatively impact our operations and impede our ability to execute our strategic plan.

Our Common Stock may be delisted from The NASDAQ Capital Market if we cannot satisfy NASDAQ’s continued listing requirements in the future.

Among the conditions required for continued listing on The NASDAQ Capital Market (“NASDAQ”), NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity. Previously, due to the stockholders’ equity deficiency reported in our Form 8-K filed on February 28, 2013, NASDAQ notified us that it was reviewing our eligibility for continued listing on NASDAQ. In order to regain compliance with the stockholders’ equity requirement, on May 31, 2013, the Company issued and sold Common Shares, Series C Stock and Series A Warrants to certain institutional funds and other accredited investors, pursuant to a Purchase Agreement dated on the same date, raising gross proceeds of approximately $5.7 million during the quarter ended June 30, 2013. In addition, during the quarter ended September 30, 2013, the Company issued and sold Common Shares and Series B Warrants to certain members of the Board of Directors and management, pursuant to a Subscription Agreement, dated May 31, 2013, raising additional gross proceeds of approximately $0.6 million.

However, due to certain unexpected losses which occurred during our fiscal first quarter combined with the accounting treatment of our Series C Stock and Series A Warrants, our stockholders’ equity decreased below NASDAQ’s $2.5 million minimum at the end of the quarter ended June 30, 2013. On August 21, 2013, NASDAQ notified us that we had not regained compliance with the minimum stockholders’ equity requirement for continued listing on NASDAQ and that the trading of our common stock would be suspended unless we appealed NASDAQ’s determination, as reported on our Form 8-K filed on August 27, 2013. We appealed NASDAQ’s determination on August 27, 2013, and submitted an updated plan of compliance for continued listing to NASDAQ on September 12, 2013. On October 3, 2013, we met with the NASDAQ Hearings Panel, and on October 14, 2013, NASDAQ granted our request for continued listing, subject to certain conditions, which must be completed by the fourth quarter of our current fiscal year.

In accordance with our compliance plan, during our quarter ended September 30, 2013 our Series C Stock converted to common stock and we modified the antidilution adjustment provisions in our Series A Warrants which caused their value to be included in stockholders’ equity rather than a liability. Our stockholders’ equity balance totaled $2.9 million as of September 30, 2013. If we are unable to timely satisfy the remaining conditions in our compliance plan and comply with NASDAQ’s requirements, now or in the future, our stock may be delisted, which could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from NASDAQ could also result in negative publicity and could also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from NASDAQ, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

We may not be able to obtain capital to provide us with sufficient liquidity and capital resources necessary to meet our future working capital requirements.

We expect that our principal sources of funds will be our current cash on hand and cash generated from our operations, the sale of additional equity securities prior to the end of fiscal 2014, and, if necessary, borrowings under our credit facility. However, we currently have no agreements, arrangements, or understandings with any person to obtain funds through the sale of additional securities. Further, the current and future conditions in the equity and credit markets may impact the availability of capital resources, and there is no guarantee that we will be able to obtain financing on terms satisfactory to us, or at all.

The Terms of any future financing may adversely affect your interest as a stockholder.

Any future equity financing of the Company could adversely affect your interests in the Company. For example, the terms of any equity securities we may issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to the Company’s common stock. Further, any such issuance of equity securities may dilute your interest in the Company, which may reduce the value of your investment. We cannot give any assurances that any additional financing will be available to us, or, if available, will be on terms favorable to us.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1 †	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.2 *	Form of Series B Warrant to Purchase Common Stock.

10.3††	Employment Offer Letter dated August 6, 2013 by and between the Company and Michael Brodsky.

10.4†††	Amendment to the Series A Warrants dated as of September 4, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†     Previously filed in the Company’s Current Report on Form 8-K/A filed on June 4, 2013

††   Previously filed in the Company’s Form 10-Q on August 14, 2013

††† Previously filed in the Company’s Current Report on Form 8-K filed on September 4, 2013

*     Previously filed in the Company’s Current Report on Form 8-K filed on September 12, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2013	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1 †	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.2 *	Form of Series B Warrant to Purchase Common Stock.

10.3††	Employment Offer Letter dated August 6, 2013 by and between the Company and Michael Brodsky.

10.4†††	Amendment to the Series A Warrants dated as of September 4, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

†     Previously filed in the Company’s Current Report on Form 8-K/A filed on June 4, 2013

††   Previously filed in the Company’s Form 10-Q on August 14, 2013

††† Previously filed in the Company’s Current Report on Form 8-K filed on September 4, 2013

*     Previously filed in the Company’s Current Report on Form 8-K filed on September 12, 2013