Form 10-Q
period 2013-12-31
SELECTICA INC
filed 2014-02-14
CIK 1090908

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 3, 2014, was 4,773,722.

FORM 10-Q

SELECTICA, INC.

 Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and “Risk Factors” in Item 1A to Part II of our quarterly report on Form 10-Q for the quarter ended September 30, 2013. You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SELECTICA, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2013	March 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,721	$12,098
Accounts receivable, net of allowance for doubtful accounts of $144 and $111 as of December 31, 2013 and March 31, 2013, respectively	4,040	3,455
Prepaid expenses and other current assets	538	853
Total current assets	14,299	16,406

Property and equipment, net	317	407
Capitalized software	661	-
Other assets	40	39
Total assets	$15,317	$16,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$6,234	$6,000
Accounts payable	1,002	1,010
Accrued payroll and related liabilities	413	982
Accrued restructuring costs	49	232
Other accrued liabilities	291	163
Deferred revenue	5,275	6,153
Total current liabilities	13,264	14,540
Long-term deferred revenue	816	1,772
Other long-term liabilities	-	20
Total liabilities	14,080	16,332

Commitments and contingencies (See Note 9)
Common stock, $0.0001 par value: Authorized 15,000 shares at December 31, 2013 and March 31, 2013; Issued 3,960 and 2,983 at December 31, 2013 and March 31, 2013, respectively; Outstanding 3,864 and 2,887 at December 31, 2013 and March 31, 2013, respectively	4	4
Additional paid-in capital	273,067	267,339
Treasury stock at cost - 96 shares at December 31, 2013 and March 31, 2013	(472)	(472)
Accumulated deficit	(271,362)	(266,351)
Total stockholders' equity	1,237	520
Total liabilities and stockholders' equity	$15,317	$16,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenues:
Recurring revenues	$3,091	$3,054	$9,277	$8,650
Non-recurring revenues	857	1,442	2,971	4,677
Total revenues	3,948	4,496	12,248	13,327

Cost of revenues:
Cost of recurring revenues	634	489	2,000	1,227
Cost of non-recurring revenues	1,497	1,485	3,989	4,059
Total cost of revenues	2,131	1,974	5,989	5,286

Gross profit:
Recurring gross profit	2,457	2,565	7,277	7,423
Non-recurring gross profit	(640)	(43)	(1,018)	618
Total gross profit	1,817	2,522	6,259	8,041

Operating expenses:
Research and development	586	950	2,139	2,742
Sales and marketing	2,051	1,642	6,254	4,887
General and administrative	1,349	985	3,636	2,554
Restructuring costs	-	-	227	-
Fees related to comprehensive settlement agreement	-	-	-	500
Total operating expenses	3,986	3,577	12,256	10,683
Loss from operations	(2,169)	(1,055)	(5,997)	(2,642)

Decrease in fair value of warrant liability	-	-	982	-
Interest and other income (expense), net	45	(3)	4	(14)
Net loss	(2,124)	(1,058)	(5,011)	(2,656)
Series C redeemable preferred stock accretion		-	1,621	-
Net loss applicable to common stockholders	$(2,124)	$(1,058)	$(6,632)	$(2,656)

Basic and diluted net loss per common share applicable to common stockholders	$(0.55)	$(0.37)	$(1.88)	$(0.94)

Weighted average shares outstanding for basic and diluted net loss per share applicable to common shareholder	3,877	2,830	3,522	2,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

  SELECTICA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2013	December 31, 2012

Operating activities
Net loss	$(5,011)	$(2,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	156
Loss on disposition of property and equipment	23	-
Stock-based compensation expense	902	699
Decrease in warrant liability	(982)	-
Changes in assets and liabilities:
Accounts receivable (net)	(585)	(2,145)
Prepaid expenses and other current assets	314	(91)
Other assets	(1)	-
Accounts payable	(10)	356
Restructuring liability	(183)	-
Accrued payroll and related liabilities	(569)	(951)
Other accrued liabilities and long term liabilities	108	(12)
Deferred revenue	(1,835)	(1,216)
Net cash used in operating activities	(7,683)	(5,860)

Investing activities
Purchase of property and equipment	(79)	(193)
Capitalized software	(661)	-
Proceeds from maturities of short-term investments	-	199
Net cash (used in) provided by investing activities	(740)	6

Financing activities
Credit facility borrowings, net	234	(106)
Employee taxes paid in exchange for stock awards forfeited	(232)	-
Issuance of common stock under employee stock plan	207	-
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	5,837	-
Repurchase of common stock, net of issuance cost	-	(111)
Net cash provided by (used in) financing activities	6,046	(217)

Net decrease in cash and cash equivalents	(2,377)	(6,071)
Cash and cash equivalents at beginning of the period	12,098	15,877
Cash and cash equivalents at end of the period	$9,721	$9,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

  SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2013, the condensed consolidated statements of operations for the three and nine months ended December 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2013 and 2012 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2013, and the results of operations and cash flows for the three and nine months ended December 31, 2013 and 2012, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2013 has been derived from the audited consolidated financial statements at that date.

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

Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

On May 31, 2013, in connection with the first closing of a private placement equity financing (the “Financing”), the Company sold and issued 577,105 shares of our common stock (the “Common Shares”), and 231,518 shares of our newly created redeemable Series C Convertible Preferred Stock (the “Series C Stock”), to certain institutional funds and other accredited investors (“Outside Investors”) at a purchase price of $7.00 per share. The Series C Stock automatically converted into 231,518 shares of common stock upon stockholder approval at the annual meeting on September 10, 2013. Had the Series C Stock not converted into common stock, the Series C Stock would have been redeemable at the option of the holder and was therefore recorded in temporary equity until September 10, 2013. In addition, the Company issued to the Outside Investors Series A Warrants to purchase common stock as amended on September 4, 2013 (the “Series A Warrants”), initially exercisable for 404,309 shares of common stock. The exercise price of the Series A Warrants is $7.75 per share. The Series A Warrants have a five-year term and first became exercisable on November 30, 2013, six months following the date of issuance. Prior to amendment on September 4, 2013, the Series A Warrants had an exercise price of $8.75 per share and had a potential adjustment to the warrant exercise price that could result in the event we issued securities at a price below the then current exercise price. In addition, the amendment removed a cash settlement provision in the case of a Fundamental Transaction, as defined in the Warrant agreement.

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

  SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In addition, at the Second Closing the Company issued to each Second Closing Investor a Series B warrant to purchase common stock (the “Series B Warrants”), initially exercisable for 45,571 shares of common stock. The exercise price of the Series B Warrants is $7.75 per share. The warrants have a five-year term, and are not exercisable for the first six months following the date of issuance. The Company has evaluated the Series B Warrants issued in the Financing and has concluded that equity classification is appropriate as all such warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

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

3. Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues.

Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Customer A	14%	13%	15%	13%

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	December 31,	December 31,
	2013	2012

Customer B	24%	10%
Customer C	14%	11%
Customer D	*	11%

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

Amortization expense was $0.01 million for the three months ended December 31, 2013 and is included in the product cost of revenue. Prior to the nine months ended December 31, 2013, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $0.7 million as of December 31, 2013.

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

	September 4, 2013	May 31, 2013	June 30, 2013
Common stock price	$5.49	$8.60	$9.00
Expected warrant exercise price	$7.75	$8.75	$8.75
Remaining term of warrant (years)	4.75	5.00	4.92
Expected volatility	76.7%	76.0%	76.0%
Average risk free interest rate	1.74%	1.05%	1.41%
Expected dividend yield	-	-	-

 Changes in the warrant liability from May 31, 2013 to December 31, 2013 were as follows:

Balance, May 31, 2013	$2,268
Increase in fair value	139
Balance, June 30, 2013	$2,407
Decrease in fair value	(1,121)
Balance, September 4, 2013	$1,286
Reclassification to equity	(1,286)
Balance, September 30, and December 31, 2013	$-

  SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.  Segment and Geographic Information

The Company operates as one business segment and therefore segment information is not presented.

International revenues are attributable to countries based on the location of the customers. For the three and nine months ended December 31, 2013 and 2012, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
International revenues	9%	16%	11%	12%
Domestic revenues	91%	84%	89%	88%
Total revenues	100%	100%	100%	100%

As of December 31, 2013 and March 31, 2013, the Company held long-lived assets outside of the United States with a net book value of approximately $0.1 million in each period. These assets were located in Odessa, Ukraine.

7.   Credit Facility

On September 29, 2011, the Company entered into a Business Financing Agreement with Bridge Bank, National Association, which was modified during fiscal 2013 (as amended, the “Credit Facility”).  The Credit Facility provides a revolving receivables financing facility in an amount up to $3.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $4.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $7.0 million.

The Receivables Financing Facility may be drawn in amounts up to $3.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate. The Credit Facility terminates on February 20, 2014, provided, however, that in the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

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

As of December 31, 2013 and March 31, 2013, the Company owed $6.2 million and $6.0 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8.   Restructuring

During the second quarter of fiscal 2014, the Company initiated a restructuring plan to reorganize its operations. The Company incurred $0.2 million in severance costs under this plan, all of which is being paid in fiscal 2014.

During the fourth quarter of fiscal 2013, the Company initiated a restructuring plan to reorganize its operations in-line with its conversion to a SaaS model. The Company incurred $0.3 million in severance costs under this plan, of which $0.1 million was paid in fiscal 2013 and $0.2 million was paid during the first nine months of fiscal 2014.

The following table summarizes changes in the Company’s restructuring liability during the nine months ended December 31, 2013:

	Fiscal 2013 Restructuring Plan	Fiscal 2014 Restructuring Plan
	(in thousands)
Balance as of March 31, 2013	$232	$-
New charges	-	227
Cash paid	(232)	(178)
Balance as of December 31, 2013	$-	$49

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

The Company has a lease commitment for its office space which expires in December 2014. Total payments subsequent to December 31, 2013 through December 2014 are expected to be $0.3 million.

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

The Company granted the following stock options and restricted units:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock Options	216	-	266	-
Restricted Stock Units	261	449	472	623
Total Granted	477	449	738	623

Valuation Assumptions

The Company did not issue employee stock options during the three or nine months ended December 31, 2012. For the three months ended December 31, 2013, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Period Ended
	December 31
	Three Months	Nine Months
Risk-free interest rate	0.91%	0.88%
Dividend yield	0%	0%
Expected volatility	58.21%	58.43%
Expected term in years	3.21	3.21
Weighted average fair value at grant date	$2.56	$2.52

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Restricted Stock Units Outstanding
	Shares available for grant	Number of shares	Weighted average exercise price
	(in thousands except for per share amount)
Outstanding at September 30, 2013	844	618	$6.97
Restricted stock units granted	(261)	261
Restricted stock units released	-	(48)
Restricted stock units cancelled	83	(83)
Options granted*	(216)	216	$6.28
Options granted outside of plan*	187	-
Options exercised	-	(18)	$5.42
Options cancelled	21	(21)	$10.28

Outstanding at December 31, 2013	658	925	$6.41

*includes 186,979 shares granted to Mr. Blaine Mathieu as part of his employment agreement. For more information refer to Footnote 16.

The weighted average remaining contractual term for exercisable options is 6.2 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2013 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2013 was $6.41 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at December 31, 2013 and 2012 was $100,000 and $200,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2013 and 2012 was $3.7 million and $4.7 million, respectively.

The options outstanding and exercisable at December 31, 2013 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
$3.70	—	$5.72	109	8.16	51	$5.18
$5.93	-	$5.93	-	0.18	-	5.93
$6.28	—	$6.28	187	9.92	-	-
$6.30	—	$31.30	44	7.77	15	13.05
$34.00	—	$34.00	2	1.05	2	34.00
$3.70	—	$34.00	342	9.03	68	$7.57

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of revenues	$76	$32	$191	89
Research and development	43	39	131	113
Sales and marketing	108	93	238	199
General and administrative	239	174	361	298
Impact on net loss	$466	$338	$921	$699

Based upon the departures of our CEO and COO in August 2013, stock-compensation expense for shares not yet earned under an executive performance grant was reversed, creating negative expense of $0.5 million for the quarter ended September 30, 2013. As of December 31, 2013, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $2.7 million and will be recognized over an estimated weighted average amortization period of 3.1 years. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

  SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three and nine months ended December 31, 2013 was $19,000 and $115,000, respectively. The Company did not have ESPP expense during the three and nine months ended December 31, 2012. During the nine months ended December 31, 2013 there were 28,901 shares issued under the ESPP. There were no shares issued under the ESPP during the nine months ended December 31, 2012.

For the three months ended December 31, 2013, the Company calculated the fair value of rights granted under its employee stock purchase plan at the date of grant using the following weighted average assumptions:
	Period Ended December 31,
	Three Months	Nine Months
Risk-free interest rate	0.04%	0.08%
Dividend yield	0%	0%
Expected volatility	61.90%	59.40%
Expected term in years	0.50	0.50
Weighted average fair value at grant date	$2.74	$2.86

12. Comprehensive Settlement Agreement

Pursuant to a Comprehensive Settlement Agreement between the Company and Versata (“Settlement Agreement”), during fiscal 2012, the Company paid to Versata the following: (i) $4.5 million for the repayment of all outstanding amounts payable under the 2007 Settlement Agreement, (ii) $472,000 for the repurchase of the Company common stock held by Versata and (iii) $500,000 for the consulting services to be provided by Versata’s affiliated entity, with an additional $500,000 of consulting services provided during the three months ended December 31, 2012, which resulted in a $500,000 charge during that period for consulting services paid as required by the Settlement Agreement.

13.  Income Taxes

At December 31, 2013, the Company had approximately $2.1 million of unrecognized tax benefits. As these unrecognized tax benefits relate to deferred tax assets with a full valuation allowance, there will be no effect on the Company’s effective tax rate if these amounts are recognized.

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

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Options	145	45	71	-
Unvested restricted stock units	21	443	23	275
Warrants	432	-	290	-

Total common stock equivalents excluded from diluted net loss per common share
	598	488	384	275

15.  Recent Accounting Pronouncements

The Company did not adopt any new pronouncements during the quarter ended December 31, 2013.

16.  Other Events

New CEO Employment Agreement

On December 4, 2013, the Company’s Board of Directors appointed Mr. Blaine Mathieu as President and Chief Executive Officer of the Company and as a member of its Board and the Company entered into an employment offer letter and a severance agreement with Mr. Mathieu. The employment offer letter provides for an annual salary of $300,000 and an annual target incentive bonus in the amount of $150,000, subject to the achievement of annual performance milestones established by the Board of Directors or the Board’s Compensation Committee. Mr. Mathieu was also granted a non-qualified option to purchase 186,979 shares of the Company’s common stock, exercisable for 10 years, subject to vesting over a 48-month period, with one quarter (1/4) of the option shares vesting after 12 months of continuous service from Mr. Mathieu’s start date, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company. Under the terms of his severance agreement, the option shares would vest in full if Mr. Mathieu’s service to the Company is terminated by the Company without Cause or by him for Good Reason within 12 months following a Change in Control (as each term is defined in Mr. Mathieu’s severance agreement). The option was granted as an inducement grant outside of the Company’s 1999 Equity Incentive Plan in reliance on NASDAQ Listing Rule 5635(c)(4).

17.  Subsequent Events

Purchase Agreement

On January 24, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional funds and other accredited investors pursuant to which the Company sold and issued 765,605 shares of its common stock at a price of $6.00 per share, and 68,047.0 shares of Series D Convertible Preferred Stock at a price of $60.00 per share, raising aggregate proceeds of approximately $8.7 million (the “2014 Financing”). The proceeds raised in the 2014 Financing resulted in the Company having stockholders’ equity above the $2.5 million minimum required by the NASDAQ Stock Market, and as such, the Company believes that as of the date of this quarterly report on Form 10-Q, it has raised the funds necessary to regain compliance with NASDAQ’s stockholders’ equity requirement.

Filing of Certificate of Designations for Series D Preferred Stock

Pursuant to the Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on January 23, 2014, after stockholder approval, each whole share of Series D Preferred Stock will convert automatically into ten shares of common stock at an initial conversion price of $6.00 per share of common stock. The conversion price of the Series D Preferred Stock is subject to broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances and subject to certain limitations, at a price below the then current conversion price.

The Series D Preferred Stock is not entitled to a liquidation or dividend preference. Beginning on April 15, 2014, the Series D Preferred Stock is entitled to 10% accruing dividends per annum. The dividends are payable quarterly in cash, beginning on June 30, 2014. Beginning on January 24, 2015, the shares of Series D Preferred Stock shall be redeemed by the Company upon the request of the holders of at least a majority of the then outstanding Series D Preferred Stock, to the extent funds are legally available for such redemption. The redemption price shall be equal to the product of (i) the number of shares or fraction of a share of Series D Preferred Stock to be redeemed from each such holder multiplied by (ii) ten (10) times the conversion price then in effect, plus any accrued and unpaid dividends up to, but not including, the redemption date.

The holders of Series D Preferred Stock have the right to vote together with the holders of the Company’s common stock as a single class on any matter on which the holders of common stock are entitled to vote, except that the holders of Series D Preferred Stock are not eligible to vote their shares of Series D Preferred Stock on the proposal to be submitted to the Company’s stockholders for approval of the issuance and sale of the securities in the 2014 Financing and the conversion of the Series D Preferred Stock. Holders of Series D Preferred Stock are entitled to cast a fraction of one vote for each share of common stock that would be issuable to such holder on the record date for the determination of stockholders entitled to vote at a conversion rate the numerator of which is $60.00 (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date) and the denominator of which is the closing bid price per share of the Common Stock on January 24, 2014, as reported by Bloomberg Financial Markets.

Warrants

In addition to the issuance of the shares of common stock and Series D Preferred Stock, the Company issued to each investor in the 2014 Financing a Warrant to purchase shares of common stock (the “Warrants”), initially exercisable for an aggregate of 723,030 shares of common stock. The exercise price of the Warrants is $7.00 per share. The Warrants have a five-year term, are not exercisable for the first six months following the date of issuance and include a cashless exercise provision which is only applicable if the common stock underlying the Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to SEC Rule 144.

The Company has evaluated the Warrants issued in the 2014 Financing and has concluded that equity classification is appropriate as all such Warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

In connection with the 2014 Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in the 2014 Financing, 11,029 shares of common stock, 980.4 shares of Series D Preferred Stock, and a warrant to purchase 10,416 shares of common stock, which represents approximately 1% of the total number of shares of common stock and Series D Preferred Stock sold in the 2014 Financing.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Form 10-K”) and in the “Risk Factors” in Item 1A to Part II of the quarterly report on Form 10-Q for the quarter ended September 30, 2013 (the “Q2 Form 10-Q”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; the impact of current economic conditions on our customers and our business; and our reliance on a relatively small number of customers for a substantial portion of our revenue. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors” and Item 1A to Part II in the Q2 Form 10-Q. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Selectica Configured Price Quote (CPQ) streamlines the management and dissemination of complex product information enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Configure Price Quote solution can be seamlessly integrated with leading CRM systems, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used.  This helps to simplify and automate the configuration, pricing, and quoting of complex products and services.  By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud-based solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Quarterly Financial Overview

For the three months ended December 31, 2013, our total revenues decreased by 13%, or $0.6 million, to $3.9 million compared with total revenues of $4.5 million for the three months ended December 31, 2012. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $3.1 million, or 78% of total revenues, representing an increase of $40,000, or 1%, over the three months ended December 31, 2012. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $0.9 million, or 22% of total revenues, representing a decrease of $0.6 million, or 41%, over the three months ended December 31, 2012. The increase in recurring revenues year over year resulted primarily from new subscription license customers, offset by customers who did not renew their subscription licenses during the interim twelve months. The decrease in non-recurring revenues year over year was primarily due to two customers who had large consulting projects which, together, generated $0.9 million more in non-recurring revenues during the same quarter in the prior year.

During the quarter ended December 31, 2013, our net loss totaled approximately $2.1 million, representing an increase in net loss of $1.0 million, or 191%, more than our net loss of $1.1 million for the three months ended December 31, 2012.  The increase in net loss relates primarily to a $0.6 million decrease in non-recurring revenue and a $0.4 million increase in operating expenses. See “Results of Operations” below for further discussion on the components of net loss.

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Redeemable Convertible Preferred Stock and Warrants

On May 31, 2013, in connection with the first closing of a private placement equity financing (the “Financing”), we sold and issued 577,105 shares of our common stock (the “Common Shares”), and 231,518 shares of our newly created redeemable Series C Convertible Preferred Stock (the “Series C Stock”), to certain institutional funds and other accredited investors (“Outside Investors”) at a purchase price of $7.00 per share. The Series C Stock automatically converted into 231,518 shares of common stock upon stockholder approval at the annual meeting on September 10, 2013. In addition we issued to the Outside Investors Series A Warrants to purchase common stock , as amended on September 4, 2013 (the “Series A Warrants”), initially exercisable for 404,309 shares of common stock. The exercise price of the Series A Warrants is $7.75 per share. The warrants have a five-year term and first became exercisable on November 30, 2013, six months following the date of issuance.

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

In connection with the Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in the Financing, warrants to purchase an aggregate of 27,263 shares of common stock, which represents 3% of the total number of Common Shares and shares of Series C Stock sold in the Financing.

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

The following table shows the allocation of proceeds and the carrying value of the Series C Stock (in thousands):

Gross proceeds on May 31, 2013	$5,660
Fair value of warrants on May 31, 2013	(2,268)
Gross proceeds to allocate to common stock and Series C Stock	$3,392

Gross proceeds allocated to common shares sold	$2,421
Related transaction costs allocated	(313)
Net value allocated to common shares sold	$2,108

Gross proceeds allocated to Series C Stock sold on May 31, 2013	$971
Related transaction costs allocated	(125)
Net value allocated to Series C Stock sold prior to BCF	846
Calculated BCF value	(846)
Accretion of Series C Stock through September 10, 2013	1,620
Carrying value of Series C Stock reclassified upon conversion to common stock	$1,620

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

Amortization expense was $0.01 million for the three months ended December 31, 2013 and is included in the product cost of revenue. Prior to the nine months ended December 31, 2013, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $0.7 million as of December 31, 2013.

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Customer A	14%	13%	15%	13%

 We have limited foreign activities. Sales to foreign customers accounted for only 11% of total revenue during the first nine months of fiscal 2014, of which the majority is denominated in US dollars. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
International revenues	9%	16%	11%	12%
Domestic revenues	91%	84%	89%	88%
Total revenues	100%	100%	100%	100%

Results of Operations:

Revenues	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
Recurring revenues	$3,091	$3,054	$37	$9,277	$8,650	$627
Percentage of total revenues	78%	68%	10%	76%	63%	13%
Non-recurring revenues	$857	$1,442	$(585)	$2,971	$4,677	$(1,706)
Percentage of total revenues	22%	32%	-10%	24%	37%	-13%
Total revenues	$3,948	$4,496	$(548)	$12,248	$13,327	$(1,079)

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues during the three months ended December 31, 2013 increased by $0.04 million, or 1%, year over year. Our recurring revenues during the nine months ended December 31, 2013 increased by $0.6 million, or 7%, year over year, which relates to growth in subscription revenues. During the first nine months of fiscal year 2014, recurring revenues continue to account for over 75% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues during the three months ended December 31, 2013 decreased by $0.6 million compared to the three months ended December 31, 2012. This decrease was primarily due to two customers who had large consulting projects which, together, generated $0.6 million more in non-recurring revenues during the same quarter in the prior year. During the first quarter, one of our large consulting project customers terminated the consulting project prior to completion, and two of the projects were completed. Our non-recurring revenues during the nine months ended December 31, 2013 decreased by $1.7 million, or 36%, year over year, which relates to reductions in four customers’ large consulting projects mentioned above. For the nine months ended December 31, 2013 and December 31, 2012, all non-recurring revenues related to professional services.

We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. The amount of non-recurring revenue recognized will depend on the number and size of new software implementations, our ability to execute software implementations, and the sale of follow-on services to our existing customers. We expect recurring revenues to increase in absolute dollars and as a percentage of total revenues as we continue to emphasize our cloud-based solutions. Our ability to increase recurring revenue is dependent in part on the number of maintenance renewals, and the number and size of new subscription license contracts as well as our ability to execute software implementations. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms, and additional services.

Cost of revenues

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
Cost of recurring revenues	$634	$489	$145	$2,000	$1,227	$773
Percentage of total recurring revenues	21%	17%	4%	22%	13%	9%
Cost of non-recurring revenues	$1,497	$1,485	$12	$3,989	$4,059	$(70)
Percentage of non-recurring revenues	175%	88%	96%	134%	87%	47%
Total costs of revenues	$2,131	$1,974	$157	$5,989	$5,286	$703

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization. During the three and nine months ended December 31, 2013, cost of recurring revenues increased $0.1 million and $0.8 million, respectively, compared to the same periods in the prior year, primarily due to an increase in license and support costs in our data centers, as well as higher compensation expenses in our support organization.

 We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2014.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. Although non-recurring revenues decreased, we experienced a consistency in costs due to efforts spent on some engagements which were not billable during the third quarter of fiscal 2014.

We expect cost of non-recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2014.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Gross margin, recurring revenues	80%	84%	78%	86%
Gross margin, non-recurring revenues	-75%	-3%	-34%	13%
Gross margin, total revenues	46%	56%	51%	60%

Gross profit was $1.8 million, or 46%, during the three months ended December 31, 2013, compared with $2.5 million, or 56%, during the three months ended December 31, 2012. This decrease in our gross margin was primarily due to a decrease in non-recurring revenues as discussed above. Additionally, gross margins on recurring revenues decreased from the prior year as we continued to invest in our data center over the past twelve months.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2013	2012	Change		2013	2012	Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$586	$950	$(364)		$2,139	$2,742	$(603)
Percentage of total revenues	15%	20%	(6%	)	17%	21%	(4%	)

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses decreased $0.4 million during the three months ending December 31, 2013 compared to the same period in 2012. This decrease relates to capitalization of $0.3 million of software development costs. Previously, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. This time increased during the third quarter of fiscal 2014 due to increased quality assurance activities prior to releasing a version of software. Research and development expenses decreased $0.6 million during the three months ending December 31, 2013 compared to the same period in 2012. This decrease is due to the aggregate capitalization of $0.7 million of software development costs discussed above.

We expect research and development expenditures to increase modestly during the remainder of fiscal 2014 due to increased headcount.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing	$2,051	$1,642	$409	$6,254	$4,887	$1,367
Percentage of total revenues	52%	35%	17%	51%	37%	14%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and nine months ended December 31, 2013, sales and marketing expenses increased $0.4 million, or 25%, and $1.4 million, or 28%, respectively, compared to the same periods in 2012. The increases are primarily due to higher employee compensation expenses.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2014.

General and Administrative

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2013	2012	Change	2013	2012	Change
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$1,349	$985	$364	$3,636	$2,554	$1,082
Percentage of total revenues	34%	22%	12%	30%	19%	11%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $0.4 million during the three months ended December 31, 2013 compared to the same period in 2012. Spending was similar in each period, with the exception of an increase in bad debt expense. During the nine months ended December 31, 2013, general and administrative increased by $1.0 million compared to the same period in 2012. This increase was due to a $0.5 million increase in bad debt expense in the first quarter due primarily to the loss of a large customer, $0.6 million increase in stock based compensation, as well as a $0.1 million increase in recruiting and legal expenses.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, foreign currency fluctuations, and other miscellaneous expenditures. During the three and nine months ended December 31, 2013 and 2012, interest and other income (expense), net was immaterial for all periods presented.

Provision for Income Taxes

During the three and nine months ended December 31, 2013 and 2012, we did not recognize an income tax provision or benefit due to the lack of taxable income.

Liquidity and Capital Resources

	December 31, 2013	March 31, 2013
	(in thousands)
Cash and cash equivalents	$9,721	$12,098
Working capital	$1,035	$1,866

	Nine Months Ended December 31,
	2013	2012
Net cash used in operating activities	$(7,962)	$(5,860)
Net cash provided by (used in) investing activities	$(461)	$6
Net cash provided by (used in) financing activities	$6,046	$(217)

Our primary sources of liquidity consisted of approximately $9.7 million in cash and cash equivalents as of December 31, 2013, $6.2 million of which was received from our short-term credit facility which expires in December 2013.  This compares to approximately $12.1 million in cash, cash equivalents and short-term investments as of March 31, 2013, $6.0 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $8.0 million for the nine months ended December 31, 2013, resulting primarily from our year-to-date net loss of $5.0 million, $0.6 million increase in accounts receivable, $0.6 million cash used for payroll and other benefits, and a $1.8 million decrease in deferred revenue, as well as other changes in working capital items.

Net cash used in operating activities was $5.9 million for the nine months ended December 31, 2012, resulting primarily from our year-to-date net loss of $2.7 million, a $2.1 million increase in accounts receivable, net and a $1.2 million decrease in deferred revenue.

Net cash used in investing activities for the nine months ended December 31, 2013 includes $0.7 million related to capitalized software. Other activity was not significant for the nine months ended December 31, 2013 or 2012, resulting primarily from capital asset purchases offset by proceeds from maturities of short-term investments in the prior year period.

Net cash provided by financing activities was $6.0 million for the nine months ended December 31, 2013, resulting primarily from $5.8 million in sales of our common stock, net of issuance costs.

Net cash used in financing activities was not significant for the nine months ended December 31, 2012.

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

We expect that our cash on hand and future cash flows provided by operating activities will be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures for the foreseeable future. On January 24, 2014, the Company sold and issued 765,605 shares of its common stock at a price of $6.00 per share, and 68,047.0 shares of Series D Convertible Preferred Stock at a price of $60.00 per share, to certain institutional funds and other accredited investors, raising aggregate proceeds of approximately $8.7 million (the “2014 Financing”). The proceeds raised in the 2014 Financing resulted in the Company having stockholders’ equity above the $2.5 million minimum required by the NASDAQ Stock Market, and as such, the Company believes that as of the date of this quarterly report on Form 10-Q, it has raised the funds necessary to regain compliance with NASDAQ’s stockholders’ equity requirement.

Contractual Obligations

We had no significant commitments for capital expenditures as of December 31, 2013.

Our contractual obligations and commercial commitments at December 31, 2013, are summarized as follows:

	Payments Due By Period
Contractual Obiligations:	Total	Less Than 1 Year	1-3 Years
		(in thousands)
Operating leases	$259	$257	$2
Credit facility	6,234	6,234	-
Total	$6,493	$6,491	$2

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1 *	Offer Letter of Employment, dated as of December 4, 2013, by and between Selectica, Inc. and Blaine Mathieu.

10.2 *	Severance Agreement, dated as of December 4, 2013, by and between Selectica, Inc. and Blaine Mathieu.

10.3 *	Amendment to Offer Letter, dated December 4, 2013, by and between Selectica, Inc. and Michael Brodsky.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed in the Company’s Current Report on Form 8-K filed on December 10, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2014	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1 *	Offer Letter of Employment, dated as of December 4, 2013, by and between Selectica, Inc. and Blaine Mathieu.

10.2 *	Severance Agreement, dated as of December 4, 2013, by and between Selectica, Inc. and Blaine Mathieu.

10.3 *	Amendment to Offer Letter, dated December 4, 2013, by and between Selectica, Inc. and Michael Brodsky.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation
101.DEF	-	XBRL Taxonomy Extension Definition
101.LAB	-	XBRL Taxonomy Extension Labels
101.PRE	-	XBRL Taxonomy Extension Presentation

* Previously filed in the Company’s Current Report on Form 8-K filed on December 10, 2013