Form 10-K
period 2014-03-31
SELECTICA INC
filed 2014-06-27
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-29637

SELECTICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2121 South El Camino Real, 10th Floor, San Mateo, CA  94403

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $5.56 per share as reported by The NASDAQ Capital Market on that date, was $12,078,705.

As of June 19, 2014, the registrant had 5,474,067 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2014. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

SELECTICA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2014

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

PART I

Item 1. Business

OVERVIEW

We provide cloud-based software solutions that help companies close deals faster, with less cost, and with lower risk. Selectica Contract Lifecycle Management (“CLM”) combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud-based solution streamlines contract processes, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals. CLM helps companies take control of their contract processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other purposes. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

Selectica Configured Price Quote (“CPQ”) streamlines the management and dissemination of complex product information, enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our CPQ solution can be seamlessly integrated with leading CRM systems, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used. This helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud-based solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

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

Administration

•         Suite of composers for managing data, templates, clauses, and more

•         Cloud deployment

•         Configurable, easy-to-manage interface

Selectica Configure Price Quote (CPQ)

Selectica Configure Price Quote (CPQ) software slices through sales complexity to help best-in-class companies sell more. Selectica enables sales reps and channel partners to recommend the best combination of products and services, construct accurate quotes, and get contracts signed fast. With powerful, constraint-based configuration, step-by-step guided selling, and streamlined workflows for quote, proposal, and contract management, Selectica CPQ takes enterprise sales to the next level, increasing average deal size, accelerating sales cycles, and making global business faster and more efficient.

Selectica CPQ is designed to automate product, solution, and sales configuration for companies with complex product and service offerings.

Employees

As of March 31, 2014, we had a total of 75 employees, all located in the United States. Of the total, 11 are engaged in research and development, 33 are engaged in professional services, 23 are engaged in sales and marketing, and 8 are engaged in general & administration. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Selectica Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract lifecycle management and sales configuration solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solutions acting under our direction. As of March 31, 2014, the Professional Services organization had 33 employees, as well as approximately 84 individuals contracted through our Odessa, Ukraine facility as noted below.

Sales and Marketing

We sell our CLM and CPQ cloud solutions primarily through our direct sales force along with strategic and OEM partners. As of March 31, 2014, our sales team consisted of 14 employees and our marketing team consisted 9 of employees.

Our CLM and CPQ direct sales force is complemented by business partners, supported by telesales and system engineering resources. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience. We have also developed specific partner relationships to expand our solutions and domain expertise into various targeted markets. We believe that the cultivation and integration of these support networks assists in both the establishment and enhancement of customer relationships.

Our marketing department is engaged in revenue-centered, sales-support and awareness-building activities, such as lead generation programs, web marketing, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.

Research and Development

To date, we have invested substantial resources in research and development. As of March 31, 2014, we had 11 full-time technical writing specialists, as well as approximately 33 engineers contracted through our Odessa, Ukraine facility as noted below. Our team primarily works on product development, enhancements, documentation, and quality assurance. For the fiscal years ended March 31, 2014 and 2013, we incurred approximately $3.0 million and $3.7 million, respectively on research and development.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of the product subscription or license arrangement.

International Operations

As of March 31, 2014 and 2013, we had two contractors performing sales services in Europe. During fiscal 2011, we entered into a relationship with a third party that opened a research and operations center in Odessa, Ukraine. This facility represents a significant investment for us as we continue to execute on our global expansion strategy. Our operations in Ukraine with our third-party partner have not been materially affected by the recent political events in that country, and we have put certain contingency plans in place to minimize any disruption.

Competition

The market for cloud-based software solutions in general, including our CLM and CPQ solutions, continues to rapidly change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from companies such as Oracle, IBM and SciQuest, as well as (i) software companies that offer integrated solutions or specific products that compete with our CLM or CPQ solutions, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations. Some of these competitors are larger than us and may only compete in a segment of ours.

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

We incurred net losses of approximately $8.1 million and $4.7 million for the fiscal years ended March 31, 2014 and 2013, respectively. We had an accumulated deficit of approximately $275 million as of March 31, 2014. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company, we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

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

Our revenues are dependent on orders from a relatively small number of customers. We derived 25% of our revenues from our top three customers in fiscal year 2014, and 26% in fiscal year 2013. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be significantly harmed.

	2014	2013
	(in thousands, except percentages)
Revenues from Customer A	$2,263	$2,300
Revenues from Customer B	-	1,216
Revenues from Customer C	964	1,009
Revenues from Customer D	889
Total revenues from Customer A, B and C	$4,116	$4,525

Total revenue	$15,789	$17,558
Percentage of total revenues	26%	26%

Our annual and quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of securities analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.

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

Our CLM customers license our software in a number of ways including subscription licenses and perpetual licenses, which may be hosted in our third-party hosting center or on the customer’s own facilities. Historically the bulk of our license revenues have come from perpetual licenses which, if revenue recognition requirements are met, are recognized upon execution or release of contingencies, if any. However, more recently with the increase in demand for our SaaS-based subscription CLM solution, starting in fiscal 2012, and continuing in fiscal 2014, we transitioned our business model to focus on subscription sales and expect this trend to continue. The trend towards our customers shifting to subscription licenses, which include maintenance and may include hosting, will likely continue to affect our short-term financial results since the larger payments associated with perpetual licenses are substituted with smaller but more frequently recurring payments from our customers.

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

Developments in the market for cloud-based software solutions, including our CLM and CPQ solutions, may harm our operating results, which could cause a decline in the price of our common stock.

The market for cloud-based software solutions, including CLM and CPQ solutions, is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems. With the transition of our focus to a subscription sales SaaS model which may help address certain market challenges, the rapid change in the marketplace nonetheless poses a number of concerns. Any decrease in technology infrastructure spending may reduce the size of the market for our solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for our solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly held and private software companies that offer integrated solutions or specific contract management and/or sales configuration solutions and (ii) internally developed solutions. Existing and potential competitors include public companies such as Oracle Corporation, Ariba, OpenText and SAP, as well as companies such as Oracle, IBM and SciQuest.

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

If we are unable to successfully manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.

Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training and, to a lesser extent, perpetual license sales. Professional services generated 23% and 31% of our total revenues during the fiscal years ended March 31, 2014 and 2013, respectively. Our professional services revenues have incurred losses than license revenues and recurring revenues. We often charge for our professional services on a fixed-fee basis. If we are required to spend more hours than planned without being able to bill for customers, our cost of services revenues could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

We may fail to realize the anticipated benefits of our acquisition of Iasta.

On June 2, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Selectica Sourcing Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Selectica Sourcing”), Iasta.com, Inc., an Indiana corporation (“Iasta.com”), Iasta Resources, Inc., an Indiana corporation (“Iasta Resources” and, together with Iasta.com, “Iasta”) and the shareholders of Iasta (the “Shareholders”) pursuant to which the Company would acquire Iasta (the “Acquisition”). The Acquisition is anticipated to close during the Company’s second fiscal quarter of the 2015 fiscal year.

The success of the Acquisition will depend on, among other things, our ability to combine our business with the business of Iasta in a manner that does not materially disrupt existing relationships and that allows us to achieve anticipated operational synergies. We will face significant challenges in combining Iasta’s operations into our operations in a timely and efficient manner. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the Acquisition.

The closing of the Acquisition is subject to the satisfaction of a number of closing conditions, including certain third-party consents being obtained, the absence of a material adverse change to the assets, liabilities, results of operations or financial condition of Iasta, and the parties’ compliance with other customary requirements. A delay in the closing of the Acquisition or a failure to consummate the Acquisition may inhibit our ability to execute our business plan.

Additionally, we have made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the Acquisition, which assumptions may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the Acquisition, higher than expected transaction and integration costs, as well as general economic and business conditions that may adversely affect the combined company following the completion of the Acquisition.

The combination of our business with the Iasta business will require significant management attention, and we expect to incur substantial costs because of integration challenges.

The combined company will be required to devote significant management attention and other resources to integrating the two businesses. We may not successfully complete the integration of our operations in a timely manner and may experience disruptions in relationships with customers, suppliers and employees as a result.

We expect to incur substantial costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time. Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved. If the total costs of the integration exceed the anticipated benefits of the Acquisition, our results of operations could be adversely affected.

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

We are subject to international business uncertainties that could harm our business and results of operations or slow our growth.

Our ability to grow our business and our future success will depend in part on our ability to expand our operations and customer base worldwide. During fiscal 2011, we entered into a relationship with a third party that opened a research and operations center in Odessa, Ukraine. The Ukraine has experienced considerable political events recently, and while we have put certain contingency plans in place to minimize any disruption, such turmoil may impact our operations and, in turn, could compromise our ability to develop our products at the pace and cost that we desire.

Risk Related to Ownership of Common Stock

Our stock price could decline because of the potentially dilutive effect of the Acquisition and recent financing activity.

The aggregate purchase price for the Acquisition is 1,000,000 shares of common stock of the Company (the “Acquisition Shares”) and $7.0 million in cash. Following the closing of the Acquisition, the Company would issue options to certain Iasta employees to purchase up to an aggregate of 700,000 shares of Common Stock of the Company, as employment inducement awards (the “Inducement Grants”). Assuming the Acquisition is completed, the Acquisition Shares are issued in full and the Inducement Grants are exercised in full, an additional 1.7 million shares of common stock will be issued and outstanding, diluting our stockholders. Any additional acquisitions in the future using Company stock as consideration could result in further dilution to our stockholders.

Additionally, on June 5, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional funds and other accredited investors (the “June 2014 Investors”) pursuant to which the Company agreed to sell, and the June 2014 Investors agreed to purchase, 124,890.5 shares of Series E Convertible Preferred Stock (the “Series E Stock”) for $60 per whole share, with total proposed proceeds to the Company of approximately $7.5 million (the “2014 Second Financing”). The sale and issuance of the Series E Stock is anticipated to close during the Company’s second fiscal quarter of the 2015 fiscal year. Following the closing of the 2014 Second Financing, the Series E Stock would be converted upon stockholder approval to 1,248,905 shares of Company common stock. In addition to the issuance of the Series E Stock, at the closing of the 2014 Second Financing the Company would issue to the June 2014 Investors warrants to purchase 312,223 shares of common stock (the “Warrants”).

The closing of the 2014 Second Financing is subject to the satisfaction of a number of closing conditions, including the closing of the Acquisition. The 2014 Second Financing may be delayed, or the 2014 Second Financing may not close at all, which would negatively impact our ability to carryout our business plan.

If the 2014 Second Financing is consummated, assuming exercise in full of all Warrants plus conversion of the Series E Stock (assuming stockholder approval is obtained), approximately an additional 1.6 million shares of common stock will be issued and outstanding, diluting our stockholders. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series E Stock and our Warrants, or dividend or redemption features of our Series E Stock. Additionally, sales in the public market of the Acquisition Shares or the shares of common stock acquired upon conversion of shares of the Series E Stock or exercise of the Warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings.

We will be responsible for having the resale of the shares of common stock underlying the Series E Stock and the Warrants to be issued in the 2014 Second Financing registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.

Pursuant to the Registration Rights Agreement (the “Registration Rights Agreement”) to be entered into with the June 2014 Investors at the closing of the 2014 Second Financing, we would be obligated to: (i) file a registration statement covering the resale of the common stock underlying the Series E Stock and issuable upon the exercise of the Warrants with the SEC within 45 days following the closing of the 2014 Second Financing (the “Filing Deadline”); (ii) use commercially reasonable efforts to cause the registration statement to be declared effective (A) within 90 days following the date of the closing of the 2014 Second Financing (the “Required Effectiveness Date”); provided that, if the SEC reviews and has written comments to the registration statement, then the Required Effectiveness Date will be 120 days from the date of the closing of the 2014 Second Financing, or (B) within 5 business days following the date the SEC notifies us that it will not review the registration statement or that we may request effectiveness of the registration statement and (iii) use commercially reasonable best to keep the registration statement effective until the earlier of (x) the date on which all the securities covered by such registration statement have been sold, or (y) the date all of the securities covered by such registration statement may be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

If we fail to comply with these or certain other provisions under the Registration Rights Agreement, then we would be required to pay liquidated damages equal to one and one-half percent (1.5%) of the aggregate purchase price paid by the June 2014 Investors for their securities for each 30-day period (or pro rata for any portion thereof) following the Filing Deadline for which no registration statement is filed. The total liquidated damages under this provision are not capped. Any such payments could materially affect our ability to fund our operations.

The Certificate of Designation governing the Series E Stock would contain various covenants and restrictions which may limit our ability to operate our business.

Under the Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock (the “Certificate of Designation”) to be filed by the Company with the Delaware Secretary of State with respect to the Series E Stock, we would not be permitted, without the affirmative vote or written consent of the holders of at least 66% of the shares of Series E Stock, directly or indirectly, to take or agree to take any of the following actions, to the extent the Series E Stock is not earlier converted into common stock by approval at the upcoming stockholders meeting:

●

authorize, create, designate, establish or issue, whether by reclassification or otherwise, an increased number of shares of Series E Stock or any other class or series of capital stock ranking senior to or on parity with the Series E Stock as to dividends or upon liquidation;

●

adopt a plan for liquidation, dissolution or winding up of the Company or any recapitalization plan, or file any petition seeking protection under federal or state bankruptcy or insolvency law or make a general assignment for the benefit of creditors;

●	enter into any Change of Control Transaction (as defined in the Certificate of Designation);

●	incur or assume any indebtedness for borrowed money in excess of $500,000, other than under our existing Credit Facility, as defined in Note 16 of the Notes to Consolidated Financial Statements below;

●

amend, alter or repeal, whether by merger, consolidation or otherwise, the Company’s Certificate of Incorporation or Bylaws and the powers, preferences, privileges, relative, participating, optional and other special rights and qualifications, limitations and restrictions thereof, which would adversely affect any right, preference, privilege or voting power of the Series E Stock, or which would increase or decrease the amount of authorized shares of the Series E Stock or of any other series of preferred stock ranking senior to the Series E Stock, with respect to the payment of dividends or upon liquidation;

●

directly or indirectly, declare or pay any dividend (other than certain permitted dividends) or directly or indirectly purchase, redeem, repurchase or otherwise acquire any share of common stock, any securities or any other class or series of the Company’s capital stock (other than certain permitted repurchases);

●	materially change the nature or scope of the Company’s business; or

●

enter into any agreement or other arrangement that would, directly or indirectly, preclude us from complying with our redemption obligations or dividend payment obligations pursuant to the Series E Certificate of Designation.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.

The June 2014 Investors would have substantial voting power on matters submitted to a vote of stockholders.

Based on 5,474,067 shares of common stock outstanding as of June 19, 2014, the shares of Series E Stock issued to the June 2014 Investors would represent, in the aggregate, approximately 18.57% of the voting power of our stock. Additionally, two of the June 2014 Investors are two of the Company’s largest existing stockholders. Because the June 2014 Investors would own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.

In addition, the ownership by the June 2014 Investors of a substantial percentage of our total voting power and the terms of the Series E Stock could make it more difficult and expensive for a third party to pursue a change of control of our company, even if a change of control would generally be beneficial to our stockholders.

The Series E Stock would be redeemable at the option of the holders under certain circumstances.

Assuming the 2014 Second Financing is consummated, on or after the first anniversary of the closing of the 2014 Second Financing, the holders of at least a majority of the then-outstanding shares of Series E Stock may require us to redeem all or any portion of the outstanding shares of Series E Stock, to the extent funds are legally available for such redemption and to the extent the Series E Stock is not earlier converted into common stock by approval at the upcoming stockholders meeting. The redemption price per share of the Series E Stock would be equal to the then current conversion price, plus any accrued and unpaid dividends up to, but not including, the redemption date. Depending on our cash resources at the time that this redemption right is exercised, we may or may not be able to fund the redemption from our available cash resources. If we were unable to fund the redemption from available cash resources we would need to find an alternative source of financing to do so. There can be no assurances that we would be able to raise such funds on favorable terms or at all if they are required.

We have agreed to give the holders of shares of the Series E Stock and Warrants the right to participate in subsequent stock issuances.

Under the terms of the 2014 Second Financing, we would agree that if we issue and sell any new equity securities, subject to certain exceptions, we would give the holders of the Series E Stock and the Warrants the right to purchase a portion of those new securities so as to permit each of them to maintain their proportional ownership in our stock. The existence of this right may make it more difficult for us to obtain financing from third parties that do not wish to have holders of Series E Stock or Warrants participating in their financing.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

In July 2011, we entered into a new lease for office space in San Mateo, California, to which we relocated our headquarters on October 1, 2011.  The lease is for approximately 10,287 square feet of office space.

On May 15, 2014, Selectica, Inc. (the “Company”) entered into a First Amendment to Lease (the “Lease Amendment”) with SKBGS I, L.L.C. amending the Office Lease dated July 2011 to cover a 25 month period expiring January 31, 2017 and carries a base rent of $2.85 per rentable square foot, escalating 3% each year.

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

As of May 31, 2014, there were approximately 99 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

	High	Low
Fiscal 2014
First Quarter	$9.17	$7.64
Second Quarter	$9.00	$5.04
Third Quarter	$7.06	$5.45
Fourth Quarter	$7.18	$6.36
Fiscal 2013
First Quarter	$4.21	$3.75
Second Quarter	$5.49	$2.94
Third Quarter	$7.00	$4.65
Fourth Quarter	$10.50	$6.23

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2014, certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by stockholders	838	$6.44	$371	(1)(2)
Equity compensation plans not approved by stockholders	187	$6.28	$185
Total	1,025	$6.40	$556

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)	Effective November 7, 2012 there is no provision to automatically increase the number of shares reserved for issuance under our equity compensation plans approved by stockholders.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Whether or not a dividend will be paid in the future will be determined by our Board of Directors. Subject to the closing of the 2014 Second Financing, beginning on August 31, 2014, the Series E Stock would be entitled to 10% accruing dividends per annum, to the extent such shares are not earlier converted into common stock. Such dividends are payable quarterly in cash, beginning on September 30, 2014, out of funds legally available therefor.

Recent Sales of Unregistered Securities

Reference is made to the description of our sale and issuance of unregistered shares of common stock, shares of Series D Stock and Warrants on January 24, 2014 as disclosed in our Current Report on Form 8-K previously filed on January 27, 2014, which is incorporated herein by reference.

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

Selectica’s Configure Price Quote (CPQ) is a cloud solution that streamlines the management and dissemination of complex product information enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our CPQ solution can be seamlessly integrated with leading CRM systems, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used. This helps to simplify and automate the configuration, pricing, and quoting of complex products and services. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Summary of Operating Results for Fiscal 2014

During the fiscal year ended March 31, 2014, our total revenues decreased by 10%, or $1.8 million, to $15.8 million compared with total revenues of $17.6 million for the fiscal year ended March 31, 2013.  Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $12.2 million, or 77% of total revenues, representing an increase of $0.4 million, or 4%, over fiscal 2013 Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $3.6 million, or 23% of total revenues, representing a decrease of $2.2 million, or 38%, over fiscal 2013.  The increase in recurring revenues year over year resulted primarily from new subscription license customers reflecting the shift in business focus and strategy during the fiscal year ended March 31, 2013 to emphasize our cloud-based solutions. The decrease in non-recurring revenue was primarily due to several customers who had large consulting projects which, together, generated $1.2 million and were mostly completed in the prior year. In addition, three of our large consulting projects customers terminated their consulting projects prior to completion resulting in losses.

During the fiscal year ended March 31, 2014, our net loss increased by 71%, or $3.4 million, to $8.2 million compared to a net loss of $4.7 million for the fiscal year ended March 31, 2013. The most significant factors affecting the increase in our net loss were (i) a decrease of $2.2 million in gross margin related to non-recurring revenues, and (ii) an increase in operating expenses which reflect our ongoing investments in new and differentiated product offerings and additional headcount.

Shift in Business Model

In response to market demand, beginning in fiscal 2012, and continuing in fiscal 2014, we have shifted our primary business focus from the sale of perpetual licenses to subscription license arrangements for our cloud-based solutions. Our business and revenue model is now focused on recurring revenues. This shift has adversely affected our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements will help to increase our ability to attract new customers and improve the predictability of our revenues and cash flows by reducing our dependency on the larger, perpetual licensing arrangements. Despite the shift in our business model to focus more on our subscription licensing arrangements, which has had the corresponding effect of increasing our recurring revenue, our customers have varied preferences for how they want to deploy our solutions. As such, we will continue to offer and support the traditional software license model that some of our customers still prefer.

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

Results of Operations

Revenues

	2014	2013	Change
	(in thousands, except percentages)
Recurring revenues	$12,210	$11,773	$437
Percentage of total revenues	77%	67%	4%
Non-recurring revenues	$3,579	$5,786	$-2,207
Percentage of total revenues	23%	33%	-38%
Total revenues	$15,789	$17,559	$-1,770

Recurring revenues. Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Our fiscal 2014 recurring revenues increased by $0.4 million from the prior year. Subscription revenue growth continued to drive the overall growth in recurring revenues. Subscription and hosting revenues grew to $5.3 million for fiscal year 2014, compared to $4.4 million for fiscal year 2013, representing a 20% increase year over year. This result reflects the shift in business focus and strategy to emphasize our cloud-based solutions. Maintenance revenues was $6.9 million for fiscal year 2014, compared $7.4 million for fiscal year 2013, representing a 7% decrease over last year. Recurring revenues continue to account for over 77% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of professional services for system implementations, enhancements, and training. The decrease in non-recurring revenue was primarily due to several customers who had large consulting projects which, together, generated $1.2 million and were mostly completed in the prior year. In addition, three of our large consulting projects customers terminated their consulting projects prior to completion resulting in losses.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2014	2013
	(in thousands, except percentages)
Revenues from Customer A	$2,263	$2,300
Total revenue	$15,789	$17,558
Percentage of total revenues	14%	13%

We do not have significant foreign activities. Sales to foreign customers accounted for only 10% of total revenue, and only 1% of revenues were denominated in foreign currency in fiscal 2014. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

Cost of Revenues

	2014	2013	Change
Cost of recurring revenues	$2,673	$2,006	$667
Percentage of total cost of revenue	32%	27%	33%
Cost of non-recurring revenues	$5,738	$5,419	$319
Percentage of total cost of revenue	68%	73%	6%
Total cost of revenues	$8,411	$7,425	$986

Recurring cost of revenues. Recurring cost of revenues consist of costs associated with supporting our data center, a fixed allocation of our research and development costs, and salaries and related expenses of our support organization.  During fiscal 2014, recurring cost of revenues increased $0.7 million or 33% compared to the prior year primarily due to a corresponding increase in infrastructure spending in hosting and support costs during fiscal 2014.

We expect recurring cost of revenues to increase in absolute dollars in fiscal 2015.

Non-recurring cost of revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During fiscal 2014, these costs increased by approximately $0.3 million primarily due to the increase in headcount, as well as some additional costs incurred in certain projects that were not billable to customers.

We expect non-recurring cost of revenues to increase in absolute dollars in fiscal 2015.

Gross Profit and Margin

Gross profit was $7.4 million, or 47% of revenues, in fiscal 2014 compared with $10.1 million, or 58% of revenues, in fiscal 2013. The decrease in gross profit percentage during fiscal year 2014 resulted from lower gross margins from our non-recurring revenues due to decrease in revenue in professional services during fiscal 2014.

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2014 and 2013 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

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

Operating Expenses

	2014	2013	Change
Total research and development	$2,993	$3,706	$(713)
Percentage of total revenues	19%	21%	(19%)

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The decrease in research and development expenses of $0.7 million in fiscal 2014 compared to fiscal year 2013 was primarily due to the aggregate capitalization of $0.8 million of software development costs.

We expect research and development expenditures to remain relatively flat in fiscal 2015.

	2014	2013	Change
Sales and marketing	$8,313	$6,708	$1,605
Percentage of total revenues	53%	38%	24%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2014, sales and marketing expenses increased $1.6 million primarily due to increased marketing costs of $1.6 million in trade shows, advertising, online marketing and marketing seminars. We expect increases in sales and marketing expenses in fiscal 2015 compared to fiscal 2014 both in absolute dollars and as a percentage of total revenues.

	2014	2013	Change
General and administrative	$4,984	$3,618	$1,366
Percentage of total revenues	32%	21%	38%

General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased $1.4 million in fiscal 2014 compared with fiscal 2013 primarily due to a $0.4 million increase in legal costs as discussed below and a $0.7 million increase in bad debt expense in fiscal 2014. We expect modest increases in general and administrative expenses in fiscal 2015 compared to fiscal 2014 in absolute dollars, primarily due to stock-based compensation expense due to restricted stock grants made in fiscal 2014 and hiring of additional employees.

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

Loss on Early Extinguishment of Note Payable

Loss on early extinguishment of note payable in fiscal 2013 relates to a $0.5 million charge resulting from the Versata note payoff, as discussed further in Notes 9 and 15 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

Due to our net loss, we did not record income tax expense for fiscal 2014 or 2013.  As of March 31, 2014, we had federal and state net operating loss carryforwards of approximately $198 million and $92.7 million, respectively. As of March 31, 2014, we also had federal and state research and development tax credit carryforwards of approximately $3.1 million and $0.1 million, respectively.

The fiscal 2014 and 2013 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss carryforwards and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

	2014	2013
	(in thousands)
Cash, cash equivalents and short-term investments	$16,907	$12,098
Working capital	$6,158	$1,866
Net cash used for operating activities	$(9,362)	$(3,421)
Net cash used for investing activities	$(1,031)	$(60)
Net cash (used for) provided by financing activities	$15,202	$(298)

Our primary sources of liquidity consisted of approximately $16.9 million in cash and cash equivalents as of March 31, 2014, $6.9 million of which was received from our short-term credit facility. This compares to approximately $12.1 million in cash, cash equivalents and short-term investments as of March 31, 2013, $6.0 million of which was received from our short-term credit facility.

Net cash used for operating activities was $9.4 million for the twelve months ended March 31, 2014, resulting primarily from our net loss of $8.1 million, adjusted for non-cash expenses totaling $1.3 million, which included depreciation and stock-based compensation expense.

Net cash used for operating activities was $3.4 million for the twelve months ended March 31, 2013, resulting primarily from our net loss of $4.7 million, adjusted for non-cash expenses totaling $1.3 million, which included depreciation and stock-based compensation expense.

Net cash used for investing activities was $1.0 million for the fiscal year ended March 31, 2014, resulting primarily from the purchase of capital assets and short-term investments.

Net cash used for investing activities was $0.1 million for the fiscal year ended March 31, 2013 resulting primarily from the purchase of capital assets offset by proceeds from maturities of short-term investments.

Net cash provided by financing activities was $15.2 million for the fiscal year ended March 31, 2014, resulting primarily from $14.2 million received from the sale of common stock, preferred stock and warrants, $0.9 million borrowed from our credit facility and $0.3 million received from issuing common stock under our employee stock plan, offset by $0.2 million resulting primarily from repurchase of common stock from employees.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$925	$253	$672	$—	$—
Credit facility	6,949	6,949	—	—	—
Total	$7,874	$7,202	$672	$—	$—

Our contractual obligations and commercial commitments at March 31, 2014 were approximately $7.9 million.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2014 and 2013
Consolidated Statements of Operations—Years ended March 31, 2014 and 2013
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity—Years ended March 31, 2014 and 2013
Consolidated Statements of Cash Flows—Years ended March 31, 2014 and 2013
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Selectica, Inc.

We have audited the accompanying consolidated balance sheets of Selectica, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the fiscal years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selectica, Inc. at March 31, 2014 and March 31, 2013, and the consolidated results of their operations and their cash flows for each of the fiscal years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ ARMANINO LLP

San Jose, California

June 27, 2014

SELECTICA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(in thousands, except par value)
ASSETS
Current assets
Cash and cash equivalents	$16,907	$12,098
Accounts receivable, net of allowance for doubtful accounts of $247 and $111 as of March 31, 2014 and 2013, respectively	3,006	3,455
Prepaid expenses and other current assets	689	853
Total current assets	20,602	16,406

Property and equipment, net	312	407
Capitalized software	856	-
Other assets	30	39
Total assets	$21,800	$16,852

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$6,949	$6,000
Accounts payable	1,371	1,010
Accrued payroll and related liabilities	648	982
Accrued restructuring costs	-	232
Other accrued liabilities	345	163
Deferred revenue	5,131	6,153
Total current liabilities	14,444	14,540

Long-term deferred revenue	618	1,772
Other long-term liabilities	-	20
Total liabilities	15,062	16,332

Commitments and contingencies (See Notes 8 and 9)
Series D redeemable convertible preferred stock, $.0001 par value, designated, issued and outstanding shares: 680,047 shares at March 31, 2014	3,653	-
Stockholder's Equity:
Common stock, $0.0001 par value: Authorized: 15,000 shares at March 31, 2013 and 2012; Issued: 4,722 and 2,983 shares at March 31, 2014 and 2013, respectively; Outstanding: 4,626 and 2,887 shares at March 31, 2014 and 2013, respectively	4	4
Additional paid-in capital	278,083	267,339
Treasury stock at cost - 96 shares at March 31, 2014 and 2013	(472)	(472)
Accumulated deficit	(274,530)	(266,351)
Total stockholders' equity	3,085	520
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$21,800	$16,852

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Revenues:
Recurring revenues	$12,210	$11,773
Non-recurring revenues	3,579	5,786
Total revenues	15,789	17,559

Cost of revenues:
Cost of recurring revenues	2,673	2,006
Cost of non-recurring revenues	5,738	5,419
Total cost of revenues	8,411	7,425

Gross profit:
Recurring gross profit	9,537	9,767
Non-recurring gross profit	(2,159)	367
Total gross profit	7,378	10,134

Operating expenses:
Research and development	2,993	3,706
Sales and marketing	8,313	6,708
General and administrative	4,984	3,618
Restructuring costs	227	331
Fees related to comprehensive settlement agreement	--	500
Total operating expenses	16,517	14,863
Loss from operations	(9,139)	(4,729)

Decrease in fair value of warrant liability	982	--
Other income (expense), net	(22)	(20)
Loss before provision for income taxes	(8,179)	(4,749)
Provision for income taxes	--	--
Net loss	$(8,179)	$(4,749)
Series C and D redeemable preferred stock accretion	$3,513	--
Net loss attributable to common stockholders	$(11,692)	$(4,749)

Basic and diluted net loss per common share attributable to common stockholders	$(2.18)	$(1.68)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	3,756	2,827

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible Redeemable Preferred Shares		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2012	—	—	2,892	$4	$266,508	(96)	$472	$(261,602)	$4,438

Stock-based compensation expense	—	—	—	—	1,129	—	—	—	1,129
Issuance of common stock	—	—	5	—	(36)	—	—	—	(36)
Issuance of restricted stock, net of repurchase	—	—	86	—	(262)	—	—	—	(262)
Net loss	—	—	—	—	—	—	—	$(4,749)	(4,749)
Balance at March 31, 2013	—	—	2,983	$4	267,339	(96)	$472	$(266,351)	520

Issuance of common stock, redeemable convertible Series C preferred stock, and warrants through a private placement, net of issuance costs of $437,000	232	846	578	—	3,567	—	—	—	4,145
Value of benefical conversion feature in Series C preferred stock	—	(846)	—	—	(846)	—	—	—	(846)
Accretion of preferred Series C stock to redemption value	—	1,621	—	—	(775)	—	—	—	(775)
Conversion of Series C redeemable preferred stock to common stock	(232)	(1,621)	232	—	1,621	—	—	—	1,621
Reclassification of warrants from liability to equity upon modification	—	—	—	—	1,286	—	—	—	1,286
Issuance of common stock, redeemable convertible Series D preferred stock, and warrants through a private placement, net of issuance costs of $286,000	680	3,106	777	—	3,495	—	—	—	4,272
Value of benefical conversion feature in Series D preferred stock	—	(1,345)			1,345				1,345
Accretion of preferred Series D stock to redemption value	—	1,892	—	—	(1,892)	—	—	—	(1,892)
Warrants to purchase common stock issued in connection with Series D private placement	—	—	—	—	1,789	—	—	—	1,789
ESPP purchase	—	—	38	—	257	—	—	—	257
Issuance of restricted stock, net of repurchase	—	—	15	—	(233)	—	—	—	(233)
Exercise of stock options	—	—	4	—	(19)	—	—	—	(19)
Stock-based compensation expense	—	—	—	—	1,149	—	—	—	1,149
Net Loss	—	—	—	—	—	—	—	(8,179)	(8,179)
Balance at March 31, 2014	680	$3,653	4,626	$4	$278,083	(96)	$472	$(274,530)	$3,085

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(8,179)	$(4,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	246	214
Loss on disposition of property and equipment	23	—
Stock-based compensation expense	1,149	1,129
Change in fair value of warrant liability	(982)	—
Changes in assets and liabilities:
Accounts receivable (net)	449	(1,009)
Prepaid expenses and other current assets	164	(322)
Other assets	9	—
Accounts payable	359	615
Accrued restructuring costs	(232)	232
Accrued payroll and related liabilities	(334)	(789)
Other accrued liabilities and long term liabilities	162	54
Deferred revenue	(2,177)	1,204
Net cash used in operating activities	(9,343)	(3,421)

Investing activities
Purchase of property and equipment	(121)	(259)
Capitalized software	(910)	—
Proceeds from maturities of short-term investments	-	199
Net cash used in investing activities	(1,031)	(60)

Financing activities
Issuance of common stock under employee stock plan	239	—
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	14,227	—
Borrowings under credit facility, net	949	—
Employee taxes paid in exchange for restricted stock awards forefeited	(232)	(298)
Net cash (used in) provided by financing activities	15,183	(298)
Net increase/(decrease) in cash and cash equivalents	4,809	(3,779)
Cash and cash equivalents at beginning of the period	12,098	15,877
Cash and cash equivalents at end of the period	$16,907	$12,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$—

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

	2014	2013
Customer A	14%	13%

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Years Ended March 31,
	2014	2013
Customer B	29%	22%

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

Non-recurring revenues.  Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training, and perpetual license sales prior to fiscal 2014. For professional services arrangements billed on a time-and-materials basis, services are recognized as revenue as the services are rendered. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues. Perpetual license sales are recognized upon delivery of the product, assuming all the other conditions for revenue recognition have been met.

In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria are satisfied. Reimbursements, including those related to travel and out-of-pocket expenses are included in non-recurring revenues, and an equivalent amount of reimbursable expenses is included in non-recurring cost of revenues.

Non-recurring revenues in fiscal year 2014 were comprised of $3.6 million in professional services revenues and zero perpetual license revenues. Non-recurring revenues in fiscal year 2013 were comprised of $5.4 million in professional services and $0.4 million in perpetual license revenues.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2014 and 2013 was approximately $209,000 and $118,000 respectively.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal years ended March 31, 2014 and 2013, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland and the United Kingdom.

	Fiscal Years Ended March 31,
	2014	2013
	(in thousands, except percentages)
International Revenues	10%	12%
Domestic Revenues	90%	88%
Total Revenues	100%	100%

For the years ended March 31, 2014 and 2013, the Company held long-lived assets outside of the United States with a net book value of approximately $67,000 and $126,000, respectively. These assets were located in Odessa, Ukraine.

Treasury Stock

There were no stock repurchases other than from employees during fiscal year 2014.

The Company had 96,000 shares of treasury stock as of March 31, 2014 and March 31, 2013.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (IASB) issued, ASU 2014-09 (Topic 606) Revenue from Contracts with Customers. The guidance substantially converges final standards on revenue recognition between the FASB and IASB providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles. The ASU is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09 to determine the impact, if any, it may have on our current practices.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.     Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

 On May 31, 2013, in connection with the first closing of a private placement equity financing (the “2013 Financing”), the Company sold and issued 577,105 shares of our common stock (the “Common Shares”), and 231,518 shares of our newly created redeemable Series C Convertible Preferred Stock (the “Series C Stock”), to certain institutional funds and other accredited investors (“2013 Investors”) at a purchase price of $7.00 per share. The Series C Stock automatically converted into 231,518 shares of common stock upon stockholder approval at the annual meeting on September 10, 2013. Had the Series C Stock not converted into common stock, the Series C Stock would have been redeemable at the option of the holder and was therefore recorded in temporary equity until September 10, 2013. In addition, the Company issued to the 2013 Investors Series A Warrants to purchase common stock, as amended on September 4, 2013 (the “Series A Warrants”), initially exercisable for 404,309 shares of common stock. The exercise price of the Series A Warrants is $7.75 per share. The Series A Warrants have a five-year term and first became exercisable on November 30, 2013, six months following the date of issuance. Prior to amendment on September 4, 2013, the Series A Warrants had an exercise price of $8.75 per share and had a potential adjustment to the warrant exercise price that could result in the event we issued securities at a price below the then current exercise price. In addition, the amendment removed a cash settlement provision in the case of a Fundamental Transaction, as defined in the Warrant agreement.

On September 12, 2013, in connection with the second closing (the “Second Closing”) of the 2013 Financing, the Company sold and issued 91,144 shares of its common stock at a purchase price per share of $7.00 to certain members of management and the Board of Directors of the Company (the “Second Closing Investors”). The $0.6 million aggregate gross purchase price was received in cash and recorded in stockholders’ equity. In addition, at the Second Closing the Company issued to each Second Closing Investor a Series B warrant to purchase common stock (the “Series B Warrants”), initially exercisable for 45,571 shares of common stock. The exercise price of the Series B Warrants is $7.75 per share. The warrants have a five-year term, and are not exercisable for the first six months following the date of issuance. The Company has evaluated the Series B Warrants issued in the Financing and has concluded that equity classification is appropriate as all such warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

On January 24, 2014, in connection with the closing of an additional private placement equity financing (the “January 2014 Financing”), the Company sold and issued 765,605 shares of its common stock and 680,047 shares of its newly created Series D Convertible Preferred Stock (“Series D Stock”) to certain institutional funds and other accredited investors (including certain of the 2013 Investors) (the “2014 Investors”) at a purchase price of $6.00 per Common Share and $60.00 per whole share of Series D Stock (or $6.00 per one-tenth (1/10) of a share of Series D Stock, which would convert into one share of Common Stock as described below). In addition, the Company issued to the 2014 Investors warrants to purchase common stock, initially exercisable for an aggregate of 723,030 shares of common stock (the “2014 Warrants”). The exercise price of the 2014 Warrants is $7.00 per share. The 2014 Warrants have a five-year term and will become exercisable on July 24, 2014, six months following the date of issuance.

In connection with the 2013 Financing and January 2014 Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in both financings, 20,833 shares of its common stock and warrants to purchase an aggregate of 37,679 shares of common stock.

(a)	Presentation of Series A and 2014 Warrants

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

The Company has evaluated the 2014 Warrants and has concluded that equity classification is appropriate as all such 2014 Warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Pursuant to the Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on January 23, 2014 (the “Certificate of Designation”), after stockholder approval, each whole share of Series D Stock converted automatically into ten shares of Common Stock at a conversion price of $6.00 per share of Common Stock.

The Series D Stock was not entitled to a liquidation or dividend preference. If the Series D Stock had not been converted into Common Stock following stockholder approval in April 2014, beginning on April 15, 2014, the Series D Stock would have been entitled to 10% accruing dividends per annum. The dividends would have been payable quarterly in cash, beginning on June 30, 2014. The shares of Series D Stock were also redeemable by the Company upon the request of the holders of at least a majority of the then outstanding Series D Stock. The redemption price would have been equal to the product of (i) the number of shares or fraction of a share of Series D Preferred Stock to be redeemed from each such holder multiplied by (ii) ten (10) times the conversion price then in effect, plus any accrued and unpaid dividends up to, but not including, the redemption date.

The holders of Series D Stock had the right to vote together with the holders of the Company’s Common Stock as a single class on any matter on which the holders of Common Stock were entitled to vote, except that the holders of Series D Stock were not eligible to vote their shares of Series D Stock on the proposal submitted to the Company’s stockholders for approval of the issuance and sale of the securities in the Financing and the conversion of the Series D Stock. Holders of Series D Stock were entitled to cast a fraction of one vote for each share of Common Stock issuable to such holder on the record date for the determination of stockholders entitled to vote at a conversion rate the numerator of which was $60.00 and the denominator of which was the closing bid price per share of the Common Stock on January 24, 2014, as reported by Bloomberg Financial Markets.

On April 10, 2014, following approval by the Company’s stockholders, each whole share of Series D Stock converted automatically into ten shares of Common Stock at an initial conversion price of $6.00 per share of Common Stock, for a total of 690,274 shares of Common Stock issued upon such conversion (including the conversion of the shares of Series D Stock issued to Lake Street as described above). Because the Series D Stock was redeemable at the option of the holder, the Company has recorded it in temporary equity as of March 31, 2014.

(c)	Beneficial Conversion Feature (“BCF”)

The Series C and Series D Stock was assessed under ASC 470, “Debt,” and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in the money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant liability) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $0.5 million. The BCF was recorded in additional paid-in capital.

(d)	Carrying Values

The proceeds of the 2013 Financing were allocated first to the fair value of the warrants and then to the common stock and Series C Stock sold on a pro rata basis. The Company accreted the Series C Stock to its redemption value, which was $1.6 million based upon the 231,518 shares sold multiplied by the $7.00 per share redemption price. Accretion was calculated through September 10, 2013 the earliest possible redemption date. The proceeds of the 2014 Financing for Series D Stock were allocated to the common stock, the 2014 Warrants and Series D Stock sold on a pro rata basis.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table shows the allocation of proceeds from the 2013 Investors and 2014 Investors and carrying value of the Series C Stock and Series D Stock. Series C Stock was reclassified to stockholders’ equity upon conversion to common stock on September 10, 2013 (in thousands, except per share amounts):

Gross proceeds on May 31, 2013	$5,660
Fair value of warrants on May 31, 2013	(2,268)
Gross proceeds to allocate to common stock and Series C Stock	$3,392

Gross proceeds allocated to common shares sold	$2,421
Related transaction costs allocated	(313)
Net value allocated to common shares sold	$2,108

Gross proceeds allocated to Series C Stock sold on May 31, 2013	$971
Related transaction costs allocated	(125)
Net value allocated to Series C Stock sold prior to BCF	846
Calculated BCF value	(846)
Accretion of Series C Stock through September 10, 2013	1,621
Carrying value of Series C Stock recalssified upon conversion to common stock	$1,621

Gross proceeds on January 24, 2014	$8,676
Fair value of warrants on January 24,2014	(1,789)
Gross proceeds to allocate to common stock and Series D Stock	$6,887

Gross proceeds allocated to common shares sold	$3,646
Related transaction costs allocated	(151)
Net value allocated to common shares sold	$3,495

Gross proceeds allocated to Series D Stock sold on January 24, 2014	$3,241
Related transaction costs allocated	(135)
Net value allocated to Series D Stock sold prior to BCF	3,106
Calculated BCF value	(1,345)
Accretion of Series D Stock through March 31, 2014	1,892
Carrying value of Series D Stock as of March 31, 2014	$3,653

4.     Property and Equipment

Property and equipment consist of the following:

	March 31,
	2014	2013
	(in thousands)
Computers and software	$2,381	$2,962
Furniture and equipment	774	734
Leasehold improvements	117	115
	3,272	3,811
Less: accumulated depreciation	(2,960)	(3,404)

Total property and equipment, net	$312	$407

Depreciation expense related to property and equipment was approximately $158,000 and $214,000 for the years ended March 31, 2014 and 2013, respectively.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.     Capitalized Software

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

Amortization expense was $0.01 million for the year ended March 31, 2014 and is included in the product cost of revenue. Prior to the year ended March 31, 2014, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $0.9 million as of March 31, 2014.

6.     Accrued and Other Liabilities

As of March 31, 2014 and 2013, accrued payroll and deferred revenue consisted of the following:

	2014	2013
	(in thousands)
Accrued payroll and related liabilities:
Accrued vacation	$371	$359
Accrued bonus	164	287
Accrued salaries and wages	92	86
Accrued commissions	21	250
Total	$648	$982

	2014	2013
	(in thousands)
Deferred revenue:
License	$—	$—
Hosting	85	84
Consulting	138	296
Subscription	2,482	2,126
Maintenance	2,426	3,647
Total	$5,131	$6,153

	2014	2013
	(in thousands)
Long-term deferred revenue:
Subscription	$168	$766
Maintenance	450	1,006
Total	$618	$1,772

7.  Restructuring

During the second quarter of fiscal 2014, the Company initiated a restructuring plan to reorganize its operations. The Company incurred $0.2 million in severance costs under this plan, all of which was paid in fiscal 2014.

During the fourth quarter of fiscal 2013, the Company initiated a restructuring plan to reorganize its operations in-line with its conversion to a SaaS model. The Company incurred $0.3 million in severance costs under this plan, of which $0.1 million was paid in fiscal 2013 and $0.2 million was paid during the first nine months of fiscal 2014.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Operating Lease Commitments

On May 15, 2014, Selectica, Inc. (the “Company”) entered into a First Amendment to Lease (the “Lease Amendment”) with SKBGS I, L.L.C. amending the Office Lease dated July 8, 2011 whereby the Company is leasing approximately 10,516 square feet of office space at a premises located at 2121 South El Camino Real, Suite 1000, San Mateo, California where the Company maintains its headquarters. The Lease Amendment extends the lease term to cover a 25 month period expiring January 31, 2017 and carries a base rent of $2.85 per rentable square foot, escalating 3% each year.

Rental expenses for the office space and equipment were approximately $0.2 million for both years ended March 31, 2014 and 2013. Minimum payments under our operating leases agreements are $0.2 million in fiscal 2015, $0.4 million in fiscal 2016 and $0.3 million in fiscal 2017.

9.  Contingencies

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

As the costs of this litigation and related legal work are directly related to the issuance of shares under the Company’s Rights Agreement, these costs have been charged as issuance costs against the additional paid-in capital (APIC) account on the Company’s balance sheet, less a reserve for both received and anticipated recoveries from the Company’s Director’s and Officer’s insurance policy. As of March 31, 2014, there are no longer anticipated recoveries reflected in prepaid expenses and other current assets on the Company’s balance sheet.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2014 and 2013. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2014 and 2013.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.     Stockholders’ Equity

Common Stock Reserved for Future Issuance

At March 31, 2014, shares of common stock reserved for future issuance were as follows:

Equity incentive plans:
Awards outstanding	639,000
Options outstanding	386,000
Reserved for future grants	555,000
Total common stock reserved for future issuance	1,580,000

The effect of recording stock-based compensation expense for each of the periods presented was as follows:

	Fiscal Years Ended March 31, (in thousands)
	2014	2013
Cost of revenues	$250	$134
Research and development	167	171
Sales and marketing	345	284
General and administrative	385	540

Impact on net loss	$1,149	$1,129

As of March 31, 2014, the unrecorded share-based compensation balance related to stock options outstanding excluding estimated forfeitures was $0.6 million and will be recognized over an estimated weighted average amortization period of 2.80 years. As of March 31, 2014, the unrecorded share-based compensation balance related to stock awards outstanding excluding estimated forfeitures was $3.1 million and will be recognized over an estimated weighted average amortization period of 2.84 years. The amortization period is based on the expected remaining vesting term of the options or awards.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1999 Employee Stock Purchase Plan (“ESPP”)

In fiscal year 2014, the price paid for the Company’s common stock purchased under the ESPP was equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal year ended March 31, 2014 was $114,000. During the fiscal year ended March 31, 2014 there were 37,553 shares issued under the ESPP at a weighted average purchase price of $0.00 per share.move391498097

Redeemable Convertible Preferred Stock

The Company is authorized to issue 1 million shares of preferred stock at a par value of $0.0001 per share. There were 680,047 shares of Series D redeemable convertible Stock issued and outstanding at March 31, 2014 and no preferred stock issued and outstanding at March 31, 2013.

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

The Series D Stock was not entitled to a liquidation or dividend preference. If the Series D Stock had not been converted into Common Stock following stockholder approval in April 2014, beginning on April 15, 2014, the Series D Stock would have been entitled to 10% accruing dividends per annum. The dividends would have been payable quarterly in cash, beginning on June 30, 2014. The shares of Series D Stock were also redeemable by the Company upon the request of the holders of at least a majority of the then outstanding Series D Stock. The redemption price would have been equal to the product of (i) the number of shares or fraction of a share of Series D Preferred Stock to be redeemed from each such holder multiplied by (ii) ten (10) times the conversion price then in effect, plus any accrued and unpaid dividends up to, but not including, the redemption date.

The holders of Series D Stock had the right to vote together with the holders of the Company’s Common Stock as a single class on any matter on which the holders of Common Stock were entitled to vote, except that the holders of Series D Stock were not eligible to vote their shares of Series D Stock on the proposal submitted to the Company’s stockholders for approval of the issuance and sale of the securities in the Financing and the conversion of the Series D Stock. Holders of Series D Stock were entitled to cast a fraction of one vote for each share of Common Stock issuable to such holder on the record date for the determination of stockholders entitled to vote at a conversion rate the numerator of which was $60.00 and the denominator of which was the closing bid price per share of the Common Stock on January 24, 2014, as reported by Bloomberg Financial Markets.

On April 10, 2014, following approval by the Company’s stockholders, each whole share of Series D Stock converted automatically into ten shares of Common Stock at an initial conversion price of $6.00 per share of Common Stock, for a total of 690,274 shares of Common Stock issued upon such conversion (including the conversion of the shares of Series D Stock issued to Lake Street as described above). move391498099Because the Series D Stock was redeemable at the option of the holder (prior to the shareholders approving conversion on April 10, 2014 as discussed above), we have recorded it in temporary equity as of March 31, 2014.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

On December 3, 2012, the Compensation Committee of the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the “LTPIP”) within the 1999 Equity Incentive Plan (the “1999 Plan”), under which restricted stock units would be granted to the Company’s executives. Under the LTPIP, sixty percent (60%) of the restricted stock units will vest based upon achievement of contracted monthly recurring revenue targets over a period of three years, with fifty percent (50%) of the amount withheld from vesting until the Company achieves profitability, and forty percent (40%) vest based upon operating profit targets over a period of three years. The restricted stock units granted under the LTPIP include 420,000 shares granted to the Company’s executives, under which the Company’s Chief Executive Officer received a grant of 220,000 restricted stock units, and the Company’s Chief Financial Officer, Chief Strategy Officer, Chief Operating Officer and Chief Commercial Officer each received a grant of 50,000 restricted stock units. The Company is amortizing the related compensation expense on a straight-line basis over the expected vesting period. The compensation expense was $0.1 million and $0.4 million for the years as of March 31, 2014 and 2013, respectively.

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

In fiscal 2014, under the 2001 Long-Term Equity Incentive Plan, the Company provided issuance of stock appreciation rights to the Odessa consultants in Ukraine. To date, the Company has issued 11,350 shares under stock appreciation rights for the exercise price of $6.98. The shares will vest over four years starting from the grant date of January 21, 2014. The contractors will get 50 more shares at every anniversary of their employment. The Company reserves the right to modify this over time. The Company did not book any expense for the year ended as of March 31, 2014 as the financial impact was immaterial.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table summarizes activity under the equity incentive plans for the indicated periods:

		Options and Restricted Stock Units Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price Per Share			Weighted- Average Exercise Price Per Share
	(in thousands except for per share amounts)
Balance at March 31, 2012	1,233	476	$3.70	-	$42.40	$7.48
Options granted	—	—				$—
Options cancelled	53	(53)				$7.42
Restricted stock units granted	(707)	707				$—
Restricted stock units released	—	(86)				$—
Restricted stock units cancelled	104	(142)				$—
Balance at March 31, 2013	673	885	$3.70	-	$42.40	$7.76
Shares Added	187	—				$—
Options granted	(316)	316				$6.28
Options exercised	—	(43)				$5.32
Options cancelled	48	(48)				$11.14
Restricted stock units granted	(530)	530				$—
Restricted stock units released	—	(122)				$—
Restricted stock units cancelled	493	(493)				$—
Balance at March 31, 2014	555	1,025				$6.40
Vested and expected to vest		683	$3.70	-	$34.00	$6.44

       Options outstanding and exercisable at March 31, 2014 were in the following exercise price ranges:

			Options Outstanding		Options Vested and Exercisable
Range of Exercise			Number	Weighted-	Number	Weighted-
Prices Per Share			of Shares	Average	of Shares	Average
				Remaining		Exercise Price
				Contractual		Per Share
				Life (Years)
			(in thousands except for per share amounts)
$3.70	–	$5.72	106	8.11	57	$5.22
$6.28	–	$6.28	187	9.68	—	$0.00
$6.30	–	$6.83	79	9.79	4	$6.83
$7.20	–	$31.30	12	4.24	12	$12.08
$34.00	–	$34.00	2	0.8	2	$34.00
$3.70	–	$34.00	386	9.06	75	$7.01

The weighted average remaining contractual term for exercisable options is 6.93 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2014 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2014 was $6.66 as reported by the NASDAQ Capital Market. There was $219,000 of aggregate intrinsic value of stock options outstanding at March 31, 2014 and there was $509,000 of aggregate intrinsic value of stock options outstanding at March 31, 2013.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended March 31,
	2014	2013
	(in thousands)
Weighted average grant date fair value	$672	$—
Intrinsic value of options exercised	$48	$83
Fair value of shares vesting during the year	$346	$821

The following table summarizes activity for awards for the respective years:

	Shares	Grant Date Fair Value Per Share	Aggregate Intrinsic Value
(in thousands except for per share amounts)
Balance at March 31, 2012	246	$5.01	$939
Awards granted	707	$5.51	$—
Awards vested/released	(86)	$4.96	$—
Awards cancelled/forfeited	(142)	$4.9	$—
Balance at March 31, 2013	725	$5.53	$6,553
Awards granted	530	$6.91	$—
Awards vested/released	(122)	$6.74	$—
Awards cancelled/forfeited	(494)	$5.72	$—
Balance at March 31, 2014	639	$6.66	$4,255

The effect of recording stock-based compensation expense for each of the periods presented was as follows:

	Fiscal Years Ended March 31, (in thousands)
	2014	2013
Cost of revenues	$250	$134
Research and development	167	171
Sales and marketing	345	284
General and administrative	385	540

Impact on net loss	$1,149	$1,129

There were no rights granted under the employee stock purchase plan during fiscal 2013. During fiscal 2014, the fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year Ended March 31, 2014
Risk-free interest rate	0.09%
Dividend yield	0.00%
Expected volatility	58.28%
Expected term in years	0.50
Weighted average fair value at grant date	$2.81

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

There were no stock options granted during fiscal 2013. During fiscal 2014, the fair value of options granted under employee stock option plans were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fiscal Year Ended March 31, 2014
Risk-free interest rate	0.88%
Dividend yield	0.00%
Expected volatility	58.43%
Expected term in years	3.21
Weighted average fair value at grant date	$2.52

Equity Compensation Plan Information

The table below demonstrates the number of options and awards issued and the number of options and awards available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2014:

	Number of Securities to be Issued upon Exercise of Outstanding Options, and Rights	Weighted- Average Exercise Price Per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except for per share amount)
Plans Approved by Stockholders
1996 Stock Plan	1	$31.30	147
1999 Equity Incentive Plan	838	$6.44	224
Plans Not Required to be Approved by Stockholders
2001 Supplemental Plan	--	$--	185
Grant to CEO Blaine Mathieu (1)	187	$6.28	--
Total	1,025	$6.40	556

All vested shares granted under all Plans are exercisable; however, shares exercised but not vested under the 1996 Stock Plan are subject to repurchase.

(1) Represents an option to purchase 187 thousand shares of our Common Stock granted to Mr. Mathieu outside of the 1996 and 1999 Stock Plan. The grant of this option did not require approval by our stockholders due to its qualification under the "inducement grant exception" provided by Nasdaq Listing Rule 5635(c)(4).

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Fiscal Years Ended
	March 31,
	2014	2013
Options	94	44
Unvested restricted stock units	572	399
Warrants	454	723
Total common stock equivalents excluded from diluted net loss per common share	1,120	1,166

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.     Income Taxes

The provision for income taxes is based upon loss before income taxes as follows:

	Fiscal Years Ended March 31,
	2014	2013
	(in thousands)
Domestic pre-tax loss	$(8,148)	$(4,738)
Foreign pre-tax loss	(31)	(11)
Total pre-tax loss	$(8,179)	$(4,749)

	Fiscal Years Ended March 31,
	2014	2013
	(in thousands)
Federal tax at statutory rate	$(2,735)	$(1,593)
Computed state tax	(148)	(255)
Foreign rate differential	(11)	4
Losses not benefited	3,089	(186)
Change in tax reserve	152	(161)
NOL expiration	—	890
Non-deductible expenses	(275)	(28)
Change in tax rate	—	1,613
Research and development tax credits	(72)	(274)
Income tax provision	$—	$—

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$72,646	$68,809
Intangible assets	11,535	12,221
Tax credit carryforwards	5,060	5,079
Reserves and accruals	155	225
Depreciation	14	57
Stock compensation	398	354
Deferred revenue	523	472
Total net deferred tax asset	90,331	87,217
Valuation allowance	(90,331)	(87,217)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that increased by $3.1 million and decreased by $0.1 million during 2014 and 2013 respectively.

As of March 31, 2014 the Company had federal and state net operating loss carryforwards of approximately $198.0 million and $92.7 million respectively. As of March 31, 2014, the Company also had federal and state research and development tax credit carryforwards of approximately $3.5 million and $4.9 million, respectively.

The federal net operating loss and credit carryforwards expire in various amounts between fiscal years ending March 31, 2019 through 2034, if not utilized. The state net operating loss carryforwards expire in various amounts between fiscal year ending March 31, 2015 through various dates, if not utilized. The state tax credit carryforwards have no expiration date.

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

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2014, there was no liability for unrecognized tax benefits.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2014 are as follows (in thousands):

Amount
Balance at April 1, 2013	$2,121
Increases related to current year tax positions	26
Decreases related to expiration of tax credits and statute of limitations	(38)
Balance at March 31, 2014	$2,109

The Company's federal, state and foreign tax returns are subject to examination by the tax authorities from 1999 to 2014 due to net operating loss and tax carryforwards unutilized from such years.

13.     401(k) Benefit Plan

The Company offers a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Starting in fiscal 2012, the 401(k) Plan requires the Company to match the first 1% of all employee contributions. For the fiscal years ended March 31, 2014 and 2013, the Company contributed $56,000 and $42,000, respectively, to the 401(k) Plan. Administrative expenses relating to the 401(k) Plan are insignificant.

14.     Segment Information

The Company operates as one business segment and therefore segment information is not presented.

15.     Versata Note Payable

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

The Company recorded a $0 and $500,000 charge relating to the consulting services paid as part of the Settlement Agreement in both fiscal 2014 and 2013, respectively.

16.     Credit Facility

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

As of March 31, 2014 and March 31, 2013, the Company owed $6.9 million and $6.0 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

17.     Subsequent Events

Entry into a Material Definitive Agreement

On May 15, 2014, Selectica, Inc. (the “Company”) entered into a First Amendment to Lease (the “Lease Amendment”) with SKBGS I, L.L.C. amending the Office Lease dated July 8, 2011 whereby the Company is leasing approximately 10,516 square feet of office space at a premises located at 2121 South El Camino Real, Suite 1000, San Mateo, California where the Company maintains its headquarters. The Lease Amendment extends the lease term to cover a 25 month period expiring January 31, 2017 and carries a base rent of $2.85 per rentable square foot, escalating 3% each year.

Conversion of Series D Stock

At a special meeting of the stockholders of the Company on April 10, 2014, the stockholders approved the issuance of the shares of Common Stock, Series D Stock and 2014 Warrants issued in the 2014 Financing. Pursuant to the Company’s Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on January 23, 2014, upon such stockholder approval, each whole share of Series D Stock converted automatically into ten (10) shares of common stock at a conversion price of $6.00 per share of common stock, for a total of 690,274 conversion shares.

Entry into an Agreement to Acquire Iasta

On June 2, 2014, the Company entered into the Merger Agreement with Selectica Sourcing, Iasta and the Shareholders pursuant to which the Company would acquire Iasta. Subject to the terms and conditions of the Merger Agreement, to effect the Acquisition, Iasta will be merged with and into Selectica Sourcing, with Selectica Sourcing continuing as a wholly owned subsidiary of the Company.

The aggregate purchase price for the Acquisition will be the Acquisition Shares and $7.0 million in cash (together with the Acquisition Shares, the “Purchase Price”), including amounts related to the repayment of indebtedness and payment of transaction costs. The Acquisition is not conditioned upon receipt of financing by the Company or Selectica Sourcing. The Purchase Price will be subject to certain adjustments and to a $1.4 million cash escrow (the “Escrow”) to cover any post-closing adjustments to the Purchase Price and indemnification obligations of the Shareholders. The Escrow will be deposited with Wells Fargo Bank, National Association, as escrow agent, pursuant to an Escrow Agreement to be entered into by the parties at the closing of the Acquisition. A portion of the Escrow will be released on the 12-month anniversary of the closing of the Acquisition, and the remainder of the Escrow will be released on the 18-month anniversary of the closing of the Acquisition, in each case after deducting any claims or adjustments.

The Merger Agreement contains customary representations and warranties as well as covenants by each of the parties, including non-competition covenants made by the principal Shareholders for the benefit of the Company. Subject to certain limitations, the Company will be indemnified for damages resulting from breaches or inaccuracies by Iasta or the Shareholders of their respective representations, warranties and covenants in the Merger Agreement as well as other specified matters. The Shareholders will be indemnified by the Company for damages resulting from breaches or inaccuracies by the Company of its representations, warranties and covenants in the Merger Agreement.

The Merger Agreement contains a “no shop” provision that, in general, prohibits Iasta from soliciting third-party acquisition proposals, provide information to or engage in discussions or negotiations with third parties that have made or might make an acquisition proposal. The Merger Agreement also contains certain termination rights by the parties.

The Acquisition is anticipated to close during the Company’s second fiscal quarter of fiscal year 2015, subject to the satisfaction of customary closing conditions. As a condition to the closing of the Acquisition, the Company will enter into employment agreements with certain key employees of Iasta. Following the closing of the Acquisition, the Company will issue options to certain Iasta employees to purchase up to an aggregate of 700,000 shares of Common Stock of the Company, which awards will be employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4).

The Acquisition Shares to be issued to the Shareholders at the closing of the Acquisition have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. At the closing of the Acquisition, the Company and the Shareholders will enter into a Registration Rights Agreement with respect to registration of the resale of the Acquisition Shares.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Entry into a Financing Agreement

Purchase Agreement

On June 5, 2014, the Company entered into the Purchase Agreement with the June 2014 Investors pursuant to which the Company agreed to sell, and the June 2014 Investors agreed to purchase, 124,890.5 shares of Series E Stock, at a purchase price of $60.00 per whole share (or $6.00 per one-tenth (1/10) of a share of Series E Stock, which would convert into one share of the Company’s common stock),which Series E Stock would be converted upon stockholder approval to 1,248,905 shares of Common Stock (subject to adjustment as described below). The total proceeds raised in the 2014 Second Financing would aggregate to approximately $7.5 million. The 2014 Second Financing is anticipated to close during the Company’s second fiscal quarter, subject to the satisfaction of certain closing conditions.

Certificate of Designation for Series E Stock

Pursuant to a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock to be filed by the Company with the Delaware Secretary of State (the “Certificate of Designation”) at the closing of the 2014 Second Financing, after stockholder approval, each whole share of Series E Stock would be converted automatically into ten shares of Common Stock at an initial conversion price of $6.00 per share of Common Stock, subject to broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances and subject to certain limitations, at a price below the then current conversion price.

The Series E Stock would not be entitled to a liquidation or dividend preference. Beginning on August 31, 2014, the Series E Stock would be entitled to 10% accruing dividends per annum. The dividends are payable quarterly in cash, beginning on September 30, 2014. Beginning on June 5, 2015, the shares of Series E Stock would be redeemed by the Company upon the request of the holders of at least a majority of the then outstanding Series E Stock, to the extent funds are legally available for such redemption. The redemption price would be equal to the product of (i) the number of shares or fraction of a share of Series E Preferred Stock to be redeemed from each such holder multiplied by (ii) ten (10) times the conversion price then in effect, plus any accrued and unpaid dividends up to, but not including, the redemption date.

The holders of Series E Stock would have the right to vote together with the holders of the Company’s Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote, except that the holders of Series E Stock would not be eligible to vote their shares of Series E Stock on the proposal to be submitted to the Company’s stockholders for approval of the issuance and sale of the securities in the 2014 Second Financing and the conversion of the Series E Stock. Holders of Series E Stock would be entitled to cast a fraction of one vote for each share of Common Stock that would be issuable to such holder on the record date for the determination of stockholders entitled to vote at a conversion rate the numerator of which is $60.00 (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date) and the denominator of which is the closing bid price per share of the Common Stock on June 5, 2014, as reported by Bloomberg Financial Markets.

Warrants

In addition to the issuance of the Series E Stock, at the closing of the 2014 Second Financing, the Company would issue to each June 2014 Investor a Warrant. The Warrants would be initially exercisable for an aggregate of 312,223 share of Common Stock. The exercise price of the Warrants would be $7.00 per share. The Warrants would have a five-year term, would not be exercisable for the first six months following the date of issuance and would include a cashless exercise provision which is only applicable if the Common Stock underlying the Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the year ended March 31, 2014.  Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2014, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation.

The information required by this item is included under the captions “Executive Compensation and Related Information” in the fiscal year 2014 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the fiscal year 2014 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the fiscal year 2014 Proxy Statement and is incorporated herein by reference.

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

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2014 and 2013, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts (in $000’s):

Fiscal year ended March 31, 2013	$50	$123	$(62)	$—	$111
Fiscal year ended March 31, 2014	$111	$773	$(637)	$—	$247

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the day of June 27, 2014.

SELECTICA, INC. Registrant
/s/ BLAINE MATHIEU
Blaine Mathieu President and Chief Executive Officer

/s/ TODD SPARTZ
Todd Spartz Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Blaine Mathieu and Todd Spartz and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BLAINE MATHIEU	President, Chief Executive Officer	June 27, 2014
Blaine Mathieu	(Principal Executive Officer) and Director

/s/ TODD SPARTZ	Chief Financial Officer (Principal Financial Officer	June 27, 2014
Todd Spartz	and Principal Accounting Officer) and Secretary

/s/ ALAN HOWE	Director	June 27, 2014
Alan Howe

/s/ LLOYD SEMS	Director	June 27, 2014
Lloyd Sems

/s/ MICHAEL CASEY	Director	June 27, 2014
Michael Casey

/s/ J. MICHAEL GULLARD	Director	June 27, 2014
J. Michael Gullard

/s/ MICHAEL BRODSKY	Director	June 27, 2014
Michael Brodsky

EXHIBIT INDEX

Exhibit No.	Description
3.1(12)	The Second Amended and Restated Certificate of Incorporation, as amended.

3.2(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(12)	Amended and Restated Bylaws, as amended.

3.4(4)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

3.5(26)	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.4(4)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.5(5)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

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

10.1(1)	Form of Indemnification Agreement.

10.2(1)*	1996 Stock Plan.

10.20(3)*	1999 Equity Incentive Plan Stock Option Agreement.

10.21(3)*	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.22(3)*	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.27(9)	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.28(9)	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.30(9)	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.32(9)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.34(10)	Amended and Restated Severance Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.35(10)	Employment Letter Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.38(11)*	1999 Equity Incentive Plan, as amended May 2010.

10.39(14)	Office Lease by and between 2121 El Camino Investors, LLC and the Registrant, executed July 28, 2011, and effective as of July 8, 2011.

10.40(15)	Comprehensive Settlement Agreement by and between the Registrant and Versata Software, Inc., dated September 20, 2011.

10.41(16)	Business Financing Agreement by and between the Registrant and Bridge Bank, National Association, executed as of September 29, 2011, and effective as of September 27, 2011.

10.46(17)	1999 Employee Stock Purchase Plan, as amended and restated effective November 7, 2012

10.47(18)	Amendment to Business Financing Agreement by and between the Registrant and Bridge Bank, National Association, dated September 25, 2012

10.50(19)	Registration Rights Agreement, dated as of May 31, 2013.

10.51(19)	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.52(20)	Form of Series B Warrant to Purchase Common Stock, dated as of September 12, 2013, as modified.

10.53(21)	Amendment to the Series A Warrants dated as of September 4, 2013.

10.54(22)	Employment Offer Letter dated August 6, 2013 by and between the Registrant and Michael Brodsky.

10.55(23)	Amendment to Offer Letter, dated December 4, 2013, by and between the Registrant and Michael Brodsky.

10.56(23)	Offer Letter of Employment, dated as of December 4, 2013, by and between the Registrant and Blaine Mathieu.

10.57(23)	Severance Agreement, dated as of December 4, 2013, by and between the Registrant and Blaine Mathieu.

10.58(24)	Form of Registration Rights Agreement, dated as of January 24, 2014.

10.59(24)	Form of Warrant to Purchase Common Stock, dated as of January 24, 2014.

10.60(25)	First Amendment to Lease, effective as of May 15, 2014, by and between the Registrant and SKBGS I, L.L.C.

10.61(26)	Agreement and Plan of Merger, dated as of June 2, 2014.

10.62(26)	Purchase Agreement, dated as of June 5, 2014.

10.62(26)	Registration Rights Agreement, dated as of June 5, 2014.

10.62(26)	Form of Warrant to Purchase Common Stock.

10.62(26)	Forms of Voting Agreement.

21.1(27)	Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(7)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 8-K filed on January 5, 2009.
(5)	Previously filed in the Company’s report on Form 8-K filed on January 28, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on February 4, 2009.
(7)	Previously filed in the Company’s report on Form 8-K filed on April 7, 2009.
(8)	Previously filed in the Company’s report on Form 8-K filed on April 29, 2009.
(9)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(10)	Previously filed in the Company’s report on Form 8-K filed on October 28, 2011.
(11)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(12)	Previously filed on the Company’s report on Form 10-Q filed on February 14, 2011.
(13)	Previously filed in the Company’s report on Form 8-K filed on December 29, 2011.
(14)	Previously filed in the Company’s report on Form 8-K filed on August 8, 2011.
(15)	Previously filed in the Company’s report on Form 8-K filed on September 21, 2011.
(16)	Previously filed in the Company’s report on Form 8-K filed on October 5, 2011.
(17)	Previously filed in the Company’s proxy statement filed on October 9, 2012.
(18)	Previously filed in the Company’s report on Form 10-Q filed on February 14, 2013.
(19)	Previously filed in the Company’s report on Form 8-K/A filed on June 4, 2013.
(20)	Previously filed in the Company’s report on Form 8-K filed on September 12, 2013.
(21)	Previously filed in the Company’s report on Form 8-K filed on September 4, 2013.
(22)	Previously filed in the Company’s report on Form 10-Q filed on August 14, 2013.
(23)	Previously filed in the Company’s report on Form 8-K filed on December 10, 2013.
(24)	Previously filed in the Company’s report on Form 8-K filed on January 27, 2014.
(25)	Previously filed in the Company’s report on Form 8-K filed on May 20, 2014.
(26)	Previously filed in the Company’s report on Form 8-K/A filed on June 11, 2014.
(27)	Previously filed in the Company’s report on Form 10-K filed on June 17, 2013.

*	Represents a management agreement or compensatory plan.

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