Form 10-Q
period 2014-06-30
SELECTICA INC
filed 2014-08-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 8, 2014, was 6,455,680.

FORM 10-Q

SELECTICA, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30,	March 31,
	2014	2014

ASSETS
Current assets
Cash and cash equivalents	$12,218	$16,907
Accounts receivable, net of allowance for doubtful accounts of $53 and $247 as of June 30, 2014 and March 31, 2014, respectively	2,494	3,006
Prepaid expenses and other current assets	1,009	689
Total current assets	15,721	20,602

Property and equipment, net	284	312
Capitalized software, net	1,280	856
Other assets	36	30
Total assets	$17,321	$21,800

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$5,613	$6,949
Accounts payable	1,496	1,371
Accrued payroll and related liabilities	726	648
Other accrued liabilities	283	345
Deferred revenue	4,556	5,131
Total current liabilities	12,674	14,444

Long-term deferred revenue	433	618
Other long-term liabilities	26	-
Total liabilities	13,133	15,062

Rdeemable Convertible Preferred Stock
Series D redeemable convertible preferred stock, $.0001 par value, designated, issued and outstanding shares: 0 and 680,470 shares at June 30, 2014 and March 31, 2014, respectively	-	3,653

Stockholders' Equity:
Common stock, $0.0001 par value: Authorized: 15,000 shares at June 30, 2014 and March 31, 2014; Issued: 5,541 and 4,722 shares at June 30, 2014 and March 31, 2014, respectively; Outstanding: 5,445 and 4,694 shares at June 30, 2014 and March 31, 2014, respectively	4	4
Additional paid-in capital	282,135	278,083
Treasury stock at cost - 96 shares at June 30, 2014 and March 31, 2014	(472)	(472)
Accumulated deficit	(277,479)	(274,530)
Total stockholders' equity	4,188	3,085
Total liabilities, Redeemable convertible preferred stock and stockholders' equity	$17,321	$21,800

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2014	2013

Revenues:
Recurring revenues	$2,694	$3,166
Non-recurring revenues	1,068	1,206
Total revenues	3,762	4,372

Cost of revenues:
Cost of recurring revenues	771	672
Cost of non-recurring revenues	1,483	1,236
Total cost of revenues	2,254	1,908

Gross profit:
Recurring gross profit	1,923	2,494
Non-recurring gross profit	(415)	(30)
Total gross profit	1,508	2,464

Operating expenses:
Research and development	442	1,103
Sales and marketing	2,370	2,073
General and administrative	1,643	1,555
Total operating expenses	4,455	4,731

Loss from operations	(2,947)	(2,267)

Increase in fair value of warrant liability	-	(139)
Interest and other income (expense), net	(1)	(15)

Net loss	$(2,948)	$(2,421)
Preferred stock accretion	-	477
Net loss applicable to common stockholders	$(2,948)	$(2,898)

Basic and diluted net loss per share	$(0.55)	$(0.97)

Weighted average shares outstanding for basic and diluted net loss per share	5,331	3,000

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2014	2013

Operating activities
Net loss	$(2,948)	$(2,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	104	48
Loss on disposition of property and equipment	-	2
Stock-based compensation expense	584	485
Increase in fair value of warrant liability	-	139
Changes in assets and liabilities:
Accounts receivable (net)	512	520
Prepaid expenses and other current assets	(321)	21
Other assets	(6)	(50)
Accounts payable	124	(100)
Accrued restructuring costs	-	(197)
Accrued payroll and related liabilities	77	(132)
Other accrued liabilities and long term liabilities	(61)	(102)
Deferred revenue	(734)	(1,119)
Net cash used in operating activities	(2,669)	(2,906)

Investing activities
Purchase of property and equipment	(18)	(44)
Capitalized Software	(480)	-
Net cash used in investing activities	(498)	(44)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	-	5,340
Borrowings under credit facility, net	(1,337)	(439)
Employee taxes paid in exchange for restricted stock awards forfeited	(133)	(136)
Conversion of Preferred Stock to Common Stock	(52)	-
Net cash (used in) provided by financing activities	(1,522)	4,765

Net increase/(decrease) in cash and cash equivalents	(4,689)	1,815
Cash and cash equivalents at beginning of the period	16,907	12,098
Cash and cash equivalents at end of the period	$12,218	$13,913

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations for the three months ended June 30, 2014, and the condensed consolidated statements of cash flows for the three months ended June 30, 2014 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2014, and the results of operations and cash flows for the three months ended June 30, 2014 and 2013, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2014 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

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

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue:

	Three Months Ended
	June 30,	June 30,
	2014	2013
	(in thousands, except percentages)
Revenues from Customer A	14%	13%
Revenues from Customer B	12%	-

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Three Months Ended
	June 30,	June 30,
	2014	2013
Accounts Receivable from Customer B	23%	*
Accounts Receivable from Customer C	10%	*
Accounts Receivable from Customer D	*	17%

Revenue Recognition

The Company generates revenues by providing its SaaS solutions through subscription license arrangements and related professional services, as well as through perpetual and term licenses and related software maintenance and professional services. The Company presents revenue net of sales taxes and any similar assessments.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of the three months ended June 30, 2014 or 2013 respectively. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of June 30, 2014 and 2013.

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

3.	Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

On January 24, 2014, in connection with the closing of an additional private placement equity financing (the “January 2014 Financing”), the Company sold and issued 765,605 shares of its common stock and 68,047.0 shares of its newly created Series D Convertible Preferred Stock (“Series D Stock”) to certain institutional funds and other accredited investors (the “2014 Investors”) at a purchase price of $6.00 per share of common stock and $60.00 per whole share of Series D Stock (or $6.00 per one-tenth (1/10) of a share of Series D Stock, which would convert into one share of common stock as described below). In addition, the Company issued to the 2014 Investors warrants to purchase common stock, initially exercisable for an aggregate of 723,030 shares of common stock (the “2014 Warrants”). The exercise price of the 2014 Warrants is $7.00 per share. The 2014 Warrants have a five-year term and became exercisable on July 24, 2014, six months following the date of issuance.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In connection with the January 2014 Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in the financing, 11,029 shares of common stock, 980.4 shares of Series D Stock, and a warrant to purchase 10,416 shares of common stock.

(a)	Presentation of Series D and 2014 Warrants

The Company has evaluated the 2014 Warrants and has concluded that equity classification is appropriate as all such 2014 Warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

(b)	Presentation of Redeemable Convertible Preferred Stock

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

(c)	Beneficial Conversion Feature (“BCF”)

The Series D Stock was assessed under ASC 470, “Debt,” and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in the money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant liability) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $0.8 million. The BCF was recorded in additional paid-in capital.

(d)	Carrying Values

The proceeds of the 2014 Financing for Series D Stock were allocated to the common stock, the 2014 Warrants and Series D Stock sold on a pro rata basis.

The following table shows the allocation of proceeds from the 2014 Investors and carrying value of the Series D Stock. Series D Stock was reclassified to stockholders’ equity upon conversion to common stock on April 10, 2014 (in thousands, except per share amounts):

Gross proceeds on January 24, 2014	$8,676
Fair value of warrants on January 24,2014	(1,789)
Gross proceeds to allocate to common stock and Series D Stock	$6,887

Gross proceeds allocated to common shares sold	$3,646
Related transaction costs allocated	(151)
Net value allocated to common shares sold	$3,495

Gross proceeds allocated to Series D Stock sold on January 24, 2014	$3,241
Related transaction costs allocated	(135)
Net value allocated to Series D Stock sold prior to BCF	3,106
Calculated BCF value	(1,345)
Accretion of Series D Stock through January 24, 2014	1,892
Carrying value of Series D Stock as of March 31, 2014	3,653

Conversion of Series D stock into common stock	(3,653)
Carrying value of Series D Stock as of June 30, 2014	$-

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.	Property and Equipment

Property and equipment consist of the following:

	June 30,	March 31,
	2014	2014
	(in thousands)
Computers and software	$403	$2,381
Furniture and equipment	219	774
Leasehold improvements	48	117
	670	3,272
Less: accumulated depreciation	(387)	(2,960)

Total property and equipment, net	$283	$312

Depreciation expense related to property and equipment was approximately $0.05 million for the three months ended June 30, 2014 and 2013.

5.	Capitalized Software

The Company capitalizes software development costs upon achieving technological feasibility of the related products. Software development costs incurred prior to achieving technological feasibility are charged to engineering and product development expense as incurred. The Company capitalized $0.5 million of Research and Development costs during the three months ended June 30, 2014.

Amortization expense was $0.05 million for the three months ended June 30, 2014 and is included in the product cost of revenue. Prior to the twelve months ended March 31, 2014, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $1.3 million as of June 30, 2014.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.	Stockholders’ Equity

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

During the three months ended June 30, 2014 and 2013, there were 76,739 and 160,585 restricted stock units granted, respectively.

The Company did not issue employee stock options during the three months ended June 30, 2014.

The following tables summarize activity under the equity incentive plans:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average fair value per share

Outstanding at March 31, 2014	386	$6.40	639	$6.88
Granted	-	-	77	$6.15
Exercised	-	-	(121)	$6.57
Cancelled	(3)	$6.30	(24)	$16.86

Outstanding at June 30, 2014	383	$6.40	571	$6.44

Vested and expected to vest	349	$6.41

On December 3, 2012, the Compensation Committee of the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the “LTPIP”) within the 1999 Equity Incentive Plan (the “1999 Plan”), under which restricted stock units would be granted to the Company’s executives. Under the LTPIP, sixty percent (60%) of the restricted stock units will vest based upon achievement of contracted monthly recurring revenue targets over a period of three years, with fifty percent (50%) of the amount withheld from vesting until the Company achieves profitability, and forty percent (40%) vest based upon operating profit targets over a period of three years. The restricted stock units granted under the LTPIP include 420,000 shares granted to the Company’s executives, under which the Company’s Chief Executive Officer received a grant of 220,000 restricted stock units, and the Company’s Chief Financial Officer, Chief Strategy Officer, Chief Operating Officer and Chief Commercial Officer each received a grant of 50,000 restricted stock units. The Company is amortizing the related compensation expense on a straight-line basis over the expected vesting period. The Company booked $0.1 million expense in the three months ended June 30, 2014. The Company did not book any expense in the three months ended June 30, 2013.

In fiscal 2014, under the 2001 Long-Term Equity Incentive Plan, the Company provided issuance of stock appreciation rights to the Odessa consultants in Ukraine. To date, the Company has issued 11,350 shares under stock appreciation rights for the exercise price of $6.98. The shares will vest over four years starting from the grant date of January 21, 2014. The contractors will get 50 more shares at every anniversary of their employment. The Company reserves the right to modify this over time. The Company did not book any expense for the three months ended as of June 30, 2014 as the financial impact was immaterial.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Shares Available for Grant
(in thousands)
Balance at March 31, 2014	555
Options:
Granted	-
Cancelled	3

Restricted Stock Units:
Granted	(77)
Cancelled	24
Released shares repurchased	22

Balance at June 30, 2014	527

The weighted average remaining contractual term for exercisable options is 7.2 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2014 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2014 was $6.44 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at June 30, 2014 and 2013 was $141,000 and $482,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at June 30, 2014 and 2013 was $3.5 million and $7.3 million, respectively.

The options outstanding and exercisable at June 30, 2014 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted-Average Exercise Price Per Share
$3.70	—	$5.72	106	7.86	66	$5.26
$5.93	-	$5.93	-	-	-	-
$6.28	—	$6.28	187	9.43	-	-
$6.30	—	$31.30	88	8.75	29	9.07
$34.00	—	$34.00	2	0.55	2	34.00
$3.70	—	$34.00	383	8.8	96	$6.85

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period.   During the three months ended June 30, 2014 and 2014, there were no shares issued under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Options	106	133
Unvested restricted stock units	494	741
Total common stock equivalents excluded from diluted net loss per common share	600	874

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

9.  Litigation and Contingencies

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

10.  Income Taxes

At June 30, 2014 there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at June 30, 2014, the Company had approximately $2 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company's Federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 1998 to 2013 due to net operating losses and tax carryforwards unutilized from such years.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.  Credit Facility

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

As of June 30, 2014 and March 31, 2014, the Company owed $5.6 million and $6.9 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

12. Subsequent Events

Entry into an Agreement to Acquire Iasta

On July 2, 2014, the Company completed its acquisition of Iasta.com, Inc. and Iasta Resources, Inc. (together, “Iasta”) pursuant to the Agreement and Plan of Merger, dated as of June 2, 2014 (the “Merger Agreement”), by and among the Company, Selectica Sourcing, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Selectica Sourcing”), Iasta and the shareholders of Iasta (the “Iasta Shareholders”). Pursuant to the Merger Agreement, Iasta merged with and into Selectica Sourcing, with Selectica Sourcing continuing as a wholly owned subsidiary of the Company (the “Acquisition”).

The aggregate purchase price for the Acquisition was 1,000,000 shares of common stock of the Company, par value $0.0001 (the “Acquisition Shares”), and $7.0 million in cash, less amounts related to the repayment of indebtedness and payment of transaction costs and certain other adjustments (collectively, the “Purchase Price”). The Purchase Price is subject to a $1.4 million cash escrow (the “Escrow”) to cover any post-closing adjustments to the Purchase Price and indemnification obligations of the Iasta Shareholders. A portion of the Escrow will be released on the 12-month anniversary of the closing of the Acquisition, and the remainder of the Escrow will be released on the 18-month anniversary of the closing of the Acquisition, in each case after deducting any claims or adjustments.

In connection with the closing of the Acquisition, the Company entered into employment agreements with certain key employees of Iasta. Following the closing of the Acquisition, the Company issued options to certain Iasta employees to purchase up to an aggregate of 700,000 shares of Common Stock of the Company, which awards were employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4).

The Acquisition Shares issued to the Iasta Shareholders at the closing of the Acquisition have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. At the closing of the Acquisition, the Company and the Shareholders entered into a Registration Rights Agreement with respect to registration of the resale of the Acquisition Shares.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The combined Selectica and Iasta customers and partners are anticipated to directly benefit from the acquisition through easier access to contract management, strategic sourcing, spend management, and configuration solutions and market coverage in more locations worldwide.

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed on July 2, 2014 and required disclosures will be provided upon the completion of the valuation in the second quarter of 2015.

Completion of Private Placement Financing

On July 2, 2014, the Company completed a private placement equity financing (the “2014 Second Financing”) with certain institutional and other accredited investors (the “2014 Second Investors”), pursuant to a Purchase Agreement, dated June 5, 2014, in which the 2014 Second Investors purchased 124,890.5 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (the “Series E Stock”), at a purchase price of $60.00 per whole share (or $6.00 per one-tenth (1/10) of a share of Series E Stock, which would convert into one share of the Company’s common stock), which Series E Stock would be converted upon stockholder approval to 1,248,905 shares of Common Stock (subject to adjustment as described below). The total proceeds raised in the 2014 Second Financing equal approximately $7.5 million.

Certificate of Designation for Series E Stock

Pursuant to a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock filed by the Company with the Delaware Secretary of State (the “Certificate of Designation”) at the closing of the 2014 Second Financing, after stockholder approval, each whole share of Series E Stock would be converted automatically into ten shares of Common Stock at an initial conversion price of $6.00 per share of Common Stock, subject to broad-based weighted-average anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances and subject to certain limitations, at a price below the then current conversion price.

The Series E Stock is not entitled to a liquidation or dividend preference. Beginning on August 31, 2014, the Series E Stock is entitled to 10% accruing dividends per annum. The dividends are payable quarterly in cash, beginning on September 30, 2014. Beginning on June 5, 2015, the shares of Series E Stock are redeemable by the Company upon the request of the holders of at least a majority of the then outstanding Series E Stock, to the extent funds are legally available for such redemption. The redemption price is equal to the product of (i) the number of shares or fraction of a share of Series E Preferred Stock to be redeemed from each such holder multiplied by (ii) ten (10) times the conversion price then in effect, plus any accrued and unpaid dividends up to, but not including, the redemption date.

The holders of Series E Stock have the right to vote together with the holders of the Company’s Common Stock as a single class on any matter on which the holders of Common Stock are entitled to vote, except that the holders of Series E Stock are not eligible to vote their shares of Series E Stock on the proposal to be submitted to the Company’s stockholders for approval of the issuance and sale of the securities in the 2014 Second Financing and the conversion of the Series E Stock and the exercisability of the 2014 Second Warrants (as defined below). Holders of Series E Stock are entitled to cast a fraction of one vote for each share of Common Stock issuable to such holder on the record date for the determination of stockholders entitled to vote at a conversion rate the numerator of which is $60.00 (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date) and the denominator of which is the closing bid price per share of the Common Stock on June 5, 2014, as reported by Bloomberg Financial Markets.

Warrants

In addition to the issuance of the Series E Stock, at the closing of the 2014 Second Financing, the Company issued to each 2014 Second Investor a warrant to purchase shares of common stock (each a “2014 Second Warrant”). The 2014 Second Warrants are initially exercisable for an aggregate of 312,223 share of Common Stock at an exercise price of $7.00 per share.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The 2014 Second Warrants have a five-year term, are exercisable after stockholder approval and include a cashless exercise provision which is only applicable if the Common Stock underlying the 2014 Second Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.

In connection with the 2014 Second Financing, the Company issued to Lake Street Capital Markets, LLC, who served as the placement agent in the 2014 Second Financing, a 2014 Second Warrant to purchase 37,467 shares of common stock of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; the impact of current economic conditions on our customers and our business; and our reliance on a relatively small number of customers for a substantial portion of our revenue. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements.

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

Selectica Configuration Software streamlines the management and dissemination of complex product information enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Configuration software solution can be seamlessly integrated with leading CRM systems, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used.  This helps to simplify and automate the configuration, pricing, and quoting of complex products and services.  By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud-based solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

We acquired Iasta.com, Inc. and Iasta Resources, Inc. (together, “Iasta”) on July 2, 2014. Iasta is an industry leading SaaS-based sourcing and spend management solutions company focused improving spend analysis, procurement intelligence, sourcing, and supplier lifecycle management. We believe the acquisition positions Selectica to provide easier access to contract management, strategic sourcing, spend management, and configuration solutions and market coverage in more locations worldwide to the combined customers of Selectica and Iasta.

Quarterly Financial Overview

For the three months ended June 30, 2014, our total revenues decreased by 14%, or $0.6 million, to $3.8 million compared with total revenues of $4.4 million for the three months ended June 30, 2013. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $2.7 million, or 72% of total revenues, representing a decrease of $0.5 million, or 15%, over the three months ended June 30, 2013. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.1 million, or 28% of total revenues, representing a decrease of $0.1 million, or 11%, over the three months ended June 30, 2013. The decrease in recurring revenues year over year resulted primarily from the customers who did not renew their subscription licenses during the interim twelve months.

          During the quarter ended June 30, 2014, our net loss totaled approximately $3.0 million, representing an increase in net loss of $0.6 million, or 25%, more than our net loss of $2.4 million for the three months ended June 30, 2013.  The increase in net loss relates primarily to a $0.1 million decrease in non-recurring revenue and a $0.5 million decrease in recurring revenues. See “Results of Operations” below for further discussion on the components of net loss.

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Capitalized Software

The Company capitalizes software development costs related to software developed for external use in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed upon achieving technological feasibility of the related products. Software development costs incurred prior to achieving technological feasibility are charged to engineering and product development expense as incurred.

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

Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $0.05 million for the three months ended June 30, 2014 and is included in the product cost of sales. Prior to year ended March 31, 2014, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $1.3 million as of June 30, 2014.

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended
	June 30,	June 30,
	2014	2013
	(in thousands, except percentages)
Revenues from Customer A	14%	13%
Revenues from Customer B	12%	-

We do not have significant foreign activities. Sales to foreign customers accounted for only 3% of total revenue during the first three months of fiscal 2015, of which the majority is denominated in US dollars. We anticipate that any exposure to foreign currency fluctuations will not be significant in the foreseeable future.

	Three Months Ended
	June 30,	June 30,
	2014	2013
International revenues	3%	13%
Domestic revenues	97%	87%
Total revenues	100%	100%

Results of Operations:

	Three Months Ended
	June 30,	June 30,
	2014	2013	Change
	(in thousands, except percentages)
Recurring revenues	$2,694	$3,166	$(472)
Percentage of total revenues	72%	72%	(15% )
Non-recurring revenues	$1,068	$1,206	$(138)
Percentage of total revenues	28%	28%	(11% )
Total revenues	$3,762	$4,372	$(610)

Recurring revenues.  Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $2.7 million, or 72% of total revenues, representing a decrease of $0.5 million, or 15%, over the three months ended June 30, 2013. The decrease in recurring revenues year over year resulted primarily from customers who did not renew their subscription licenses during the interim twelve months.

Non-recurring revenues. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.1 million, or 28% of total revenues, representing a decrease of $0.1 million or 11% , over the three months ended June 30, 2013. The decrease in non-recurring revenues year over year was primarily due to a customer terminating its agreement with the Company.

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

Cost of revenues

	Three Months Ended
	June 30,	June 30,
	2014	2013	Change
Cost of recurring revenues	$771	$672	$99
Percentage of total cost of revenue	34%	35%	15%
Cost of non-recurring revenues	$1,483	$1,236	$247
Percentage of total cost of revenue	66%	65%	20%
Total cost of revenues	$2,254	$1,908	$346

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization. During the three months ended June 30, 2014, cost of recurring revenues increased $0.1 million compared to the same period in the prior year, primarily due to an increase in license and support costs in our data centers, as well as higher compensation expenses in our support organization.

We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2015.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During the three months ended June 30, 2014, these costs increased $0.2 million, compared to the same period in the prior year.

We expect cost of non-recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2015.

Gross Margin

	Three Months Ended
	June 30,	June 30,
	2014	2013
Gross margin, recurring revenues	71%	79%
Gross margin, non-recurring revenues	(39% )	(2% )
Gross margin, total revenues	40%	56%

Gross profit was $1.5 million, or 40%, during the three months ended June 30, 2014, compared with $2.5 million, or 56%, during the three months ended June 30, 2013. This decrease in our gross margin was primarily due to a decrease in non-recurring revenues as discussed above. Additionally, gross margins on recurring revenues decreased from the prior year as we continued to invest in our data center.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended
	June 30,	June 30,
	2014	2013	Change
Total research and development	$442	$1,103	(661)
Percentage of total revenues	12%	25%	(13)%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses decreased $0.7 million during the three months ending June 30, 2014 compared to the same period in 2013. This decrease relates to capitalization of $0.5 million of software development costs. Previously, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions.

We expect research and development expenditures to increase modestly during the remainder of fiscal 2015 due to increased headcount.

Sales and Marketing

	Three Months Ended
	June 30,	June 30,
	2014	2013	Change
Sales and marketing	$2,370	$2,073	297
Percentage of total revenues	63%	47%	16%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended June 30, 2014, sales and marketing expenses increased $0.3 million, or 16% compared to the same period in 2013. The increase is primarily due to higher employee compensation expenses.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2015.

General and Administrative

	Three Months Ended
	June 30,	June 30,
	2014	2013	Change
General and administrative	$1,643	$1,555	$88
Percentage of total revenues	44%	36%	8%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $0.1 million during the three months ended June 30, 2014 compared to the same period in 2013. Spending was similar in each period, with the exception of increased in stock-based compensation expense which was offset by the decrease in bad debt expense in the first quarter.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on cash balances and short-term investments, foreign currency fluctuations, and other miscellaneous expenditures. During the three months ended June 30, 2014 and 2013, interest and other income (expense), net was immaterial for all periods presented.

Provision for Income Taxes

During the three months ended June 30, 2014 and 2013, we did not recognize an income tax provision or benefit due to the lack of taxable income.

Liquidity and Capital Resources

	June 30,	March 31,
	2014	2014
Cash, cash equivalents and short-term investments	$12,218	$16,907
Working capital	$3,047	$6,158

	June 30,	June 30,
	2014	2013
Net cash used for operating activities	$(2,669)	$(2,906)
Net cash used for investing activities	$(498)	$(44)
Net cash (used for) provided by financing activities	$(1,522)	$4,765

Our primary sources of liquidity consisted of approximately $12.2 million in cash and cash equivalents as of June 30, 2014, $5.6 million of which was received from our short-term credit facility which expires in September 2014.  This compares to approximately $16.9 million in cash, cash equivalents and short-term investments as of March 31, 2014, $6.9 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $2.7 million for the three months ended June 30, 2014, resulting primarily from our year-to-date net loss of $3.0 million, $0.5 million decrease in accounts receivable and a $0.7 million decrease in deferred revenue, as well as other changes in working capital items.

Net cash used in investing activities includes $0.5 million related to capitalized software during the quarter ended June 30, 2014. Other activity was not significant for the three months ended June 30, 2014 or 2013, resulting primarily from capital asset purchases offset by proceeds from maturities of short-term investments in the prior year period.

Net cash used in financing activities was $1.5 million for the three months ended June 30, 2014, resulting primarily from $1.3 million decrease in credit facility borrowing. Net cash provided by financing activities for the three months ended June 30, 2013 is $4.8 million primarily $5.3 million cash proceeds from sale of stock, net of issuance costs.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1 †	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock.

10.1 †	Registration Rights Agreement, dated July 2, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation
101.DEF	-	XBRL Taxonomy Extension Definition
101.LAB	-	XBRL Taxonomy Extension Labels
101.PRE	-	XBRL Taxonomy Extension Presentation

† Previously filed in the Company’s Current Report on Form 8-K filed on July, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1 †	Certificate of Designation, Preferences and Rights of Series E Convertible Preferred Stock.

10.1 †	Registration Rights Agreement, dated July 2, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation
101.DEF	-	XBRL Taxonomy Extension Definition
101.LAB	-	XBRL Taxonomy Extension Labels
101.PRE	-	XBRL Taxonomy Extension Presentation

†     Previously filed in the Company’s Current Report on Form 8-K filed on July, 2014.