Form 10-Q
period 2014-09-30
SELECTICA INC
filed 2014-11-13
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 10, 2014, was 7,782,178.

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

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30,	March 31,
	2014	2014

ASSETS
Current assets
Cash and cash equivalents	$10,132	$16,907
Accounts receivable, net of allowance for doubtful accounts of $188 and $247 as of September 30, 2014 and March 31, 2014, respectively	4,445	3,006
Prepaid expenses and other current assets	1,516	689
Total current assets	16,093	20,602

Property and equipment, net	427	312
Capitalized software development costs, net	1,783	856
Goodwill	8,253	-
Other Intangibles, net	7,151	-
Other assets	273	30
Total assets	$33,980	$21,800

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$7,000	$6,949
Accounts payable	1,734	1,371
Accrued payroll and related liabilities	1,060	648
Other accrued liabilities	1,355	345
Deferred revenue	6,682	5,131
Total current liabilities	17,831	14,444

Long-term deferred revenue	227	618
Other long-term liabilities	33	-
Total liabilities	18,091	15,062

Redeemable Convertible Preferred Stock:
Series D redeemable convertible preferred stock, $.0001 par value, designated, issued and outstanding shares: 0 shares at September 30, 2014 and 680,470 at March 31, 2014, respectively	-	3,653

Stockholders' Equity:

Common stock, $0.0001 par value: Authorized: 15,000 shares at September 30, 2014 and March 31, 2014; Issued: 7,853 and 4,722 shares at September 30, 2014 and March 31, 2014, respectively; Outstanding: 7,757 and 4,694 shares at September 30, 2014 and March 31, 2014, respectively	4	4
Additional paid-in capital	296,537	278,083
Treasury stock at cost - 96 shares at September 30, 2014 and March 31, 2014	(472)	(472)
Accumulated deficit	(280,180)	(274,530)
Total stockholders' equity	15,889	3,085
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$33,980	$21,800

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues:
Recurring revenues	$4,038	$3,020	$6,732	$6,186
Non-recurring revenues	1,165	908	2,233	2,114
Total revenues	5,203	3,928	8,965	8,300

Cost of revenues:
Cost of recurring revenues	1,376	694	2,147	1,366
Cost of non-recurring revenues	2,076	1,256	3,559	2,492
Total cost of revenues	3,452	1,950	5,706	3,858

Gross profit:
Recurring gross profit	2,662	2,326	4,585	4,820
Non-recurring gross (loss)	(911)	(348)	(1,326)	(378)
Total gross profit	1,751	1,978	3,259	4,442

Operating expenses:
Research and development	997	450	1,439	1,553
Sales and marketing	3,923	2,129	6,293	4,202
General and administrative	2,005	733	3,430	2,288
Acquisition related costs	450	-	668	-
Restructuring costs	-	227	-	227
Total operating expenses	7,375	3,539	11,830	8,270

Loss from operations	(5,624)	(1,561)	(8,571)	(3,828)

Decrease in fair value of warrant liability	-	1,121	-	982
Interest and other income (expense), net	(28)	(26)	(29)	(41)

Net loss before income tax	(5,652)	(466)	(8,600)	(2,887)
Benefit for income taxes	2,950	-	2,950	-
Net Loss	$(2,702)	$(466)	$(5,650)	$(2,887)

Preferred stock accretion	2,744	1,144	2,744	1,621
Net loss applicable to common stockholders	$(5,446)	$(1,610)	$(8,394)	$(4,508)

Basic and diluted net loss per share	$(0.71)	$(0.45)	$(1.29)	$(1.35)

Weighted average shares outstanding for basic and diluted net loss per share	7,700	3,591	6,522	3,343

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2014	2013

Operating activities
Net loss	$(5,650)	$(2,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	99
Loss on disposition of property and equipment	-	23
Stock-based compensation expense	1,289	455
Deferred tax liability	(2,989)	-
Increase in fair value of warrant liability	-	(982)
Changes in assets and liabilities:
Accounts receivable (net)	1,178	8
Prepaid expenses and other current assets	(375)	(36)
Other assets	97	(39)
Accounts payable	5	46
Accrued restructuring costs	-	(78)
Accrued payroll and related liabilities	(462)	(435)
Other accrued liabilities and long term liabilities	87	(70)
Deferred revenue	(839)	(1,792)
Net cash used in operating activities	(7,070)	(5,688)

Investing activities
Purchase of property and equipment	(52)	(65)
Capitalized Software	(1,040)	(382)
Purchase of business, net of cash acquired	(5,003)	-
Net cash used in investing activities	(6,095)	(447)

Financing activities
Proceeds from sale of preferred stock and warrants, net of issuance costs	7,178	5,837
Employee taxes paid in exchange for restricted stock awards released	-	(201)
Issuance of common stock under employee stock plan	93	207
Borrowings under credit facility	51	(6)
Credit facility payment	(655)	-
Repayment of note payable	(277)	-
Net cash provided by financing activities	6,390	5,837

Net decrease in cash and cash equivalents	(6,775)	(298)
Cash and cash equivalents at beginning of the period	16,907	12,098
Cash and cash equivalents at end of the period	$10,132	$11,800

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares in business combination	$6,610	$-
Assumption of debt in connection with business combination	$932	$-

Supplemental cash flow disclosure:
Cash paid for interest	$28	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three and six months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended September 30, 2014 and 2013 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2014, and the results of operations and cash flows for the three and six months ended September 30, 2014 and 2013, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2014 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 , as supplemented by the consolidated financial statements of Iasta.com, Inc. and Iasta Resources, Inc. included in the Company’s Current Report on Form 8-K/A filed with the SEC on August 7, 2014, as amended by the Company’s Current Report on Form 8-K/A filed with the SEC on August 8, 2014.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, inventory valuations, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

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

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill

Goodwill is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company evaluates our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of September 30, 2014, no impairment of goodwill has been identified.

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

Restricted Cash

The Company maintains funds in bank accounts that are restricted to use. Amounts of restricted cash are $0.1 million and are included in “Other current assets” in the condensed consolidated balance sheet as of September 30, 2014.

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

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, and acquired technology. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment charges were recorded in the three months ending September 30, 2014.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and assembled workforce. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of September 30, 2014, no impairment of goodwill has been identified.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues from Customer A	10%	15%	12%	14%

 As of September 30, 2014 no customers accounted for at least 10% of net accounts receivable. As of March 31, 2014, Customer B accounted for 29% of net accounts receivable.

Revenue Recognition

The Company generates revenues by providing its software as a service solutions through subscription license arrangements and related professional services, as well as through perpetual and term licenses and related software maintenance and professional services. The Company presents revenue net of sales taxes and any similar assessments.

Revenue recognition criteria. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) fees are fixed or determinable and (4) collectability is probable. If the Company determines that any one of the four criteria is not met, the Company will defer recognition of revenue until all the criteria are met.

Multiple-Deliverable Arrangements. The Company enters into arrangements with multiple-deliverables that generally include subscription, support and professional services. If a deliverable has standalone value, and delivery is probable and within the Company’s control, the Company accounts for the deliverable as a separate unit of accounting. Subscriptionsto use our software solutions have standalone value as such services are often sold separately, primarily through renewals. Professional services have standalone value as such services are often sold separately, and are available from other vendors.

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

Non-recurring revenues.  Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training, and perpetual license sales prior to fiscal 2015. For professional services arrangements billed on a time-and-materials basis, services are recognized as revenue as the services are rendered. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues. Perpetual license sales are recognized upon delivery of the product, assuming all the other conditions for revenue recognition have been met.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria are satisfied. Reimbursements, including those related to travel and out-of-pocket expenses are included in non-recurring revenues, and an equivalent amount of reimbursable expenses is included in non-recurring cost of revenues.

Foreign Currency

For the Company’s UK subsidiary, the functional currency is the U.S. dollar. Non-monetary assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments and net gains and losses resulting from foreign exchange transactions are recorded in other income (expense), net in the consolidated statement of operations.

Capitalized Software Development Costs

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

Capitalized software will be amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the assets, which has been determined to be three years based on Management’s discussion and industry average. Capitalized software developments costs are evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software. Management has performed the net realizable value analysis and that no impairment of capitalized costs is deemed necessary as of September 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company intends to adopt this update in the first quarter of fiscal year 2018 at which point it will begin to affect us. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of adopting this update on our consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3.	Private Placement Fundings with Redeemable Convertible Preferred Stock and Warrants

On January 24, 2014, in connection with the closing of an additional private placement equity financing (the “January 2014 Financing”), the Company sold and issued 765,605 shares of its common stock and 68,047.0 shares of its newly created Series D Convertible Preferred Stock (“Series D Stock”) to certain institutional funds and other accredited investors (the “2014 Investors”) at a purchase price of $6.00 per share of common stock and $60.00 per whole share of Series D Stock (or $6.00 per one-tenth (1/10) of a share of Series D Stock). In addition, the Company issued to the 2014 Investors warrants to purchase common stock, initially exercisable for an aggregate of 723,030 shares of common stock (the “January 2014 Warrants”). The exercise price of the January 2014 Warrants is $7.00 per share. The January 2014 Warrants have a five-year term and became exercisable on July 24, 2014, six months following the date of issuance.

In connection with the January 2014 Financing, the Company issued to Lake Street Capital Markets, LLC (“Lake Street”), who served as the placement agent in the financing, 11,029 shares of common stock, 980.4 shares of Series D Stock, and a warrant to purchase 10,416 shares of common stock.

In addition, on July 2, 2014, the Company completed a private placement equity financing (the “2014 Second Financing”) with certain institutional and other accredited investors (the “2014 Second Investors”), pursuant to a Purchase Agreement, dated June 5, 2014, in which the 2014 Second Investors purchased 124,890.5 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (the “Series E Stock”), at a purchase price of $60.00 per whole share (or $6.00 per one-tenth (1/10) of a share of Series E Stock). In addition, the Company issued to the 2014 Second Investors warrants to purchase common stock, initially exercisable for an aggregate of 312, 223 shares of common stock (the “July 2014 Warrants”). The exercise price of the July 2014 Warrants is $7.00 per share. The July 2014 Warrants have a five-year term and became exercisable upon stockholder approval on August 27, 2014. The total proceeds raised in the 2014 Second Financing equal approximately $7.5 million.

In connection with the July 2014 Financing, the Company issued to Lake Street, who served as the placement agent in the financing, a warrant to purchase 37,467 shares of common stock.

(a)	Presentation of January 2014 Warrants and July 2014 Warrants

The Company has evaluated the January 2014 Warrants and the July 2014 Warrants and has concluded that equity classification is appropriate as all such January 2014 Warrants and July 2014 Warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument.

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

Because the Series E Stock was redeemable at the option of the holder (had the stockholders not approved conversion), the Company recorded the Series E Stock in temporary equity until conversion on August 27, 2014 when the redemption value of $7.5 million was reclassified to stockholders’ equity.

On August 27, 2014, following approval by the Company’s stockholders, each whole share of Series E Stock converted automatically into ten shares of common stock at an initial conversion price of $6.00 per share of common stock, for a total of 1,248,905 shares of Common Stock issued upon such conversion.

(c)	Beneficial Conversion Feature (“BCF”)

The Series D and Series E Stock were assessed under ASC 470, “Debt,” and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in the money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant value) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $1.3 million for Series D and $1.6 million for Series E stock. The BCF was recorded in additional paid-in capital.

(d)	Carrying Values

The proceeds of the 2014 Financing for Series D Stock were allocated to the common stock, the January 2014 Warrants and Series D Stock sold on a pro rata basis. The proceeds of the Series E Stock were allocated to the July 2014 Warrants and Series E stock on a pro rata basis.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table shows the allocation of proceeds from the 2014 Investors and carrying value of the Series D and Series E Stock. Series D Stock was reclassified to stockholders’ equity upon conversion to common stock on April 10, 2014 and Series E were classified to stockholder’s equity upon conversion to common stock on August 31, 2014 (in thousands, except per share amounts):

Gross proceeds on January 24, 2014	$8,676
Fair value of warrants on January 24,2014	(1,789)
Gross proceeds to allocate to common stock and Series D Stock	$6,887

Gross proceeds allocated to common shares sold	$3,646
Related transaction costs allocated	(151)
Net value allocated to common shares sold	$3,495

Gross proceeds allocated to Series D Stock sold on January 24, 2014	$3,241
Related transaction costs allocated	(135)
Net value allocated to Series D Stock sold prior to BCF	3,106
Calculated BCF value	(1,345)
Accretion of Series D Stock through January 24, 2014	1,892
Carrying value of Series D Stock as of March 31, 2014	3,653

Conversion of Series D stock into common stock	(3,653)
Carrying value of Series D Stock as of June 30, 2014	$-

Gross proceeds on July 2, 2014	$7,493
Fair value of warrants on July 2,2014	(809)

Gross proceeds allocated to Series E Stock sold on July 2, 2014	$6,684
Related transaction costs allocated	(265)
Net value allocated to Series E Stock sold prior to BCF	6,419
Calculated BCF value	(1,571)
Accretion of Series E Stock through August 27, 2014	2,645
Carrying value of Series D Stock as of August 27, 2014	7,493

Conversion of Series D stock into common stock	(7,493)
Carrying value of Series D Stock as of September 30, 2014	$-

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4.   Acquisition

Iasta, Inc.

On July 2, 2014, the Company completed its acquisition of Iasta.com, Inc. and Iasta Resources, Inc. Pursuant to the Merger Agreement, Iasta merged with and into Selectica Sourcing, with Selectica Sourcing (a wholly owned subsidiary) continuing as a wholly owned subsidiary of the Company (the “Acquisition”).

The aggregate purchase price for the Acquisition was 1,000,000 shares of common stock of the Company, par value $0.0001 (the “Acquisition Shares”), and $7.0 million in cash, less amounts related to the repayment of indebtedness of $0.6 million related to a line of credit, $0.3 million to a note payable and payment of transaction costs and certain other adjustments (collectively, the “Purchase Price”). The Purchase Price is subject to a $1.4 million cash escrow (the “Escrow”) to cover any post-closing adjustments to the Purchase Price and indemnification obligations of the Iasta Shareholders. A portion of the Escrow will be released on the 12-month anniversary of the closing of the Acquisition, and the remainder of the Escrow will be released on the 18-month anniversary of the closing of the Acquisition, in each case after deducting any claims or adjustments. In connection with the closing of the Acquisition, the Company entered into employment agreements with certain key employees of Iasta. Following the closing of the Acquisition, the Company issued options to certain Iasta employees to purchase up to an aggregate of 700,000 shares of Common Stock of the Company, which awards were employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4).

The combined Selectica and Iasta customers and partners are anticipated to directly benefit from the acquisition through easier access to contract management, strategic sourcing, spend management, and configuration solutions and market coverage in more locations worldwide.

The Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The working capital adjustment has not been finalized and may impact our goodwill amount in a future period. The acquisition consideration is comprised of the following:

(in thousands except for shares)
Cash Paid	$6,494
Total Stock value	6,610

Total Purchase Price	$13,104

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

(in thousands)
Cash	$1,491
Restricted cash	139
Accounts receivable	2,618
Prepaid and other Assets	314
Fixed assets, net	188
Customer relationships	4,210
Developed technology	3,170
Trade name	120
Goodwill	8,254
Other long term assets	340
Accounts payable and accrued expenses	(562)
Accrued and payroll benefits	(506)
Credit facility	(655)
Notes payable	(277)
Other current liabilities	(718)
Deferred revenue	(2,033)
Deferred tax asset - current	280
Deferred tax liability - non current	(3,269)
Total value of assets acquired and liabilities assumed	$13,104

The goodwill of $8.3 million is primarily attributed to the synergies expected to arise after the acquisition and fair value of assembled workforce. We record goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the most significant intangible assets from the businesses that we acquire are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. Since intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for our business acquisitions are recognized as goodwill. No goodwill was deemed to be deductible for income tax purposes.

The following table reflects the condensed pro-forma financial information of Selectica, Inc and the acquired company as if the acquisition occurred on July 1, 2013. The unaudited pro forma consolidated financial information has been prepared for illustrative purposes only and does not purport to be indicative of the results that would have been achieved had the acquisition occurred on July 1, 2013, or of future results. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from integration of Iasta.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended
	September 30,	September 30,
	2014	2013
	(Unaudited)
Revenue	$5,203	$6,439
Loss from operations	$(5,624)	$(1,575)
Net Loss	$(2,702)	$(483)
Basic and diluted net loss per share	$(0.71)	$(0.13)

5.   Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are summarized below (in thousands):

Balance as of March 31, 2014	$-
Goodwill acquired	8,254

Balance as of September 30, 2014	$8,254

Intangible assets subject to amortization are summarized below (in thousands):

	September 30, 2014
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount		Value
Acquired developed technology	$3,170	$159	$3,011
Customer relationships	4,210	175	4,035
Trade name	120	15	105

	$7,500	$349	$7,151

Acquired developed technology, customer relationships, and trade name are amortized on a straight-line basis and have weighted-average useful lives from the date of purchase of 5.0 years, 6.0 years, and 2.0 years, respectively, as of as of September 30, 2014.

Amortization expense was $0.3 million for the three and six months ended September 30, 2014.

As of September 30, 2014, amortization expense for intangible assets for each of the next five years is as follows: $0.7 million in fiscal 2015, $1.4 million in fiscal 2016, $1.4 million in fiscal 2017, $1.3 million in fiscal 2018, $1.3 million in fiscal 2019, and $1.0 million thereafter.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6.   Property and Equipment

Property and equipment consist of the following:

	September 30,	March 31,
	2014	2014
	(in thousands)
Computers and software	$1,070	$2,381
Furniture and equipment	637	774
Leasehold improvements	205	117
	1,912	3,272
Less: accumulated depreciation	(1,485)	(2,960)

Total property and equipment, net	$427	$312

Depreciation expense related to property and equipment was approximately $0.08 million for the three months ended September 30, 2014 and 2013 and $0.1 million for the six months ended September 30, 2014 and 2013.

7.  Capitalized Software Development Costs

The Company capitalized $0.6 million and $1.0 million of research and development costs during the three months and six months ended September 30, 2014, respectively.

Amortization expense was $0.05 million and $0.1 million for the three months and six months ended September 30, 2014, respectively and is included in the product cost of revenue. Prior to the twelve months ended March 31, 2014, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $1.8 million as of September 30, 2014.

8.  Stockholders’ Equity

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

The Company granted the following stock options and restricted units:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Stock Options	750	50	750	50
Restricted Stock Units	127	50	204	211
Total Granted	877	100	954	261

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Valuation Assumptions

For the three months and six ended September 30, 2014 and September 30, 2013, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Period Ended
	September 30,
	Three Months	Six Months
Risk-free interest rate	1.97%	1.97%
Dividend yield	0%	0%
Expected volatility	60.45%	60.45%
Expected term in years	6.05	6.05
Weighted average fair value at grant date	$3.74	$3.74

	Period Ended
	September 30, 2013
	Three Months	Six Months
Risk-free interest rate	0.73%	0.73%
Dividend yield	0%	0%
Expected volatility	59.39%	59.39%
Expected term in years	3.21	3.21
Weighted average fair value at grant date	$2.36	$2.36

The following tables summarize activity under the equity incentive plans:

			Restricted Stock Units
	Options Outstanding		Outstanding
		Weighted		Weighted
	Number of	average	Number of	average fair
	shares	exercise	shares	value
		price

Outstanding at June 30, 2014	383	$6.40	571	$6.44
Granted	50	5.83	127	$5.81
Granted outside of plan	700	6.61	-	-
Exercised	-	-	(80)	$6.26
Cancelled	-	$-	(1)	$3.99

Outstanding at September 30, 2014	1 ,133	$6.50	617	$6.33

Vested and expected to vest	975	$6.50

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Shares
Available
for Grant

Balance at June 30, 2014	528
Options:
Granted – approved plan	(50)

Restricted Stock Units:
Granted	(128)
Cancelled	-
Released shares repurchased	38

Balance at September 30, 2014	388

The weighted average remaining contractual term for exercisable options is 7.3 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2014 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2014 was $5.99 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at September 30, 2014 and 2013 was $74,000 and $41,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at September 30, 2014 and 2013 was $3.5 million and $2.5 million, respectively.

The options outstanding and exercisable at September 30, 2014 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share

$3.70	—	$5.72	106	7.61	77	$5.29
$5.83	—	$5.83	50	9.92	-	-
$6.28	—	$6.28	187	9.17	-	-
$6.30	—	$31.30	788	9.62	41	8.30
$34.00	—	$34.00	2	0.30	2	34.00
$3.70	—	$34.00	1,133	9.36	118	$6.70

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenues	$144	$48	$272	$114
Research and development	56	(3)	111	89
Sales and marketing	218	30	358	130
General and administrative	286	(105)	548	122
Impact on net loss	$704	$(30)	$1,289	$455

Upon the departures of our CEO and COO in August 2013, previously recognized stock-based compensation expense in the amount of $0.5 million was reversed due to the non-achievement of certain performance-based restricted stock grants. As of September 30, 2014, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $3.2 million and $3.4 million, respectively and will be recognized over an estimated weighted average amortization period of 3.52 years and 2.55 years, respectively. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended September 30, 2014 and 2013 was $31,000 and $35,000, respectively. During the three months ended September 30, 2014 and 2013, there were 18,202 and 28,901 shares issued under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Options	12	167	12	162

Unvested restricted stock units	60	483	52	651

Warrants	350	432	350	290

Total common stock equivalents excluded from diluted net loss per common share	422	1.082	414	1,103

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In fiscal 2015, under the 2001 Long-Term Equity Incentive Plan, the Company provided issuance of phantom stock rights to the Odessa consultants in Ukraine. To date, the Company has issued 11,350 shares under phantom stock rights for the exercise price of $6.76. The shares vest over one year starting from the grant date of April 1, 2014. The contractors will get 50 more shares at every anniversary of their employment. The Company reserves the right to modify this over time. The Company did not book any expense for the three months ended as of September 30, 2014.

10.  Operating Lease Commitments

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

11.  Litigation and Contingencies

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of the three months ended September 30, 2014 or 2013, respectively. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of September 30, 2014 or 2013.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

 12.  Income Taxes

The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

Six Months Ended
September 30, 2014
Domestic Pre-tax Income (Loss)	$(8,522)
Foreign Pre-tax Income (Loss)	(78)
$(8,600)

The components of the provision for income taxes/(benefit) are as follows:

Six Months Ended
September 30, 2014
US	$(2,950)
Foreign	-
Total provision for income taxes	$(2,950)

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2014, there was no liability for unrecognized tax benefits.

The tax benefit of $3 million relates solely to release of valuation allowance to offset the deferred tax liability resulting from the Iasta acquisition and is a one-time event.

At September 30, 2014 there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

At September 30, 2014, the Company had approximately $2 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 1998 to 2013 due to net operating losses and tax carry forwards unutilized from such years.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

13. Credit Facility

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

The Receivables Financing Facility may be drawn in amounts up to $3.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate. The Credit Facility terminates on March 20, 2016, provided, however, that in the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

All amounts borrowed under the Credit Facility are secured by a general security interest on the assets of the Company and are subject to a 1.75 Current Ratio of (i) cash and cash equivalents plus all eligible receivables in relation to (ii) the Company’s current liabilities excluding current deferred revenue.

Except as otherwise set forth in the Credit Facility, borrowings made under the Receivables Financing Facility will bear interest at a rate equal to the prime rate or 3.25%, whichever is greater, plus 0.25%, and borrowings made under the Working Capital Facility will bear interest at a rate equal to the financial institution’s certificate of deposit 30-day rate plus 200 basis points, with the total minimum monthly interest to be charged being $4,000.

As of September 30, 2014 and March 31, 2014, the Company owed $7.0 million under the Credit Facility, and no amounts were available for future borrowings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; the impact of current economic conditions on our customers and our business; and our reliance on a relatively small number of customers for a substantial portion of our revenue. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements

Overview

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

Quarterly Financial Overview

For the three months ended September 30, 2014, our total revenues increased by 32%, or $1.3 million, to $5.2 million compared with total revenues of $3.9 million for the three months ended September 30, 2013. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $4.0 million, or 78% of total revenues, representing an increase of $1.0 million, or 34%, over the three months ended September 30, 2013. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.2 million, or 22% of total revenues, representing an increase of $0.2 million, or 28%, over the three months ended September 30, 2013. The increase in recurring and non-recurring revenues year over year resulted primarily from the new customers from our acquisition of Iasta.

During the quarter ended September 30, 2014, our net loss totaled approximately $2.7 million, representing an increase in net loss of $2.2 million, or over 100%, more than our net loss of $0.5 million for the three months ended September 30, 2013.  The increase in net loss relates primarily to a $3.8 million of increase in operating expenses and acquisition related costs incurred during the three months ended September 30, 2014. During the first six months of fiscal year 2015, net loss totaled $5.7 million, an increase of $2.8 million or 96% from year over year. See “Results of Operations” below for further discussion on the components of net loss.

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Capitalized Software Development Costs

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

Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $0.05 million and $0.1 million for the three months and six months ended September 30, 2014 and is included in the product cost of revenue. Prior to the twelve months ended March 31, 2014, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $1.8 million as of September 30, 2014.

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

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

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill

Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of September 30, 2014, no impairment of goodwill has been identified.

Foreign Currency

For the Company’s UK subsidiary, the functional currency is the U.S. dollar. Assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments and net gains and losses resulting from foreign exchange transactions are recorded in other income (expense), net in the consolidated statement of operations.

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues from Customer A	10%	15%	12%	14%

Sales to foreign customers accounted for only 22% and 14% of total revenue during the first three months and six months of fiscal 2015, respectively, of which the majority is denominated in US dollars. We don't anticipate that any exposure to foreign currency fluctuations will be significant in the foreseeable future.

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
International revenues	22%	8%	14%	12%
Domestic revenues	78%	92%	86%	88%
Total revenues	100%	100%	100%	100%

Results of Operations:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues:
Recurring revenues	$4,038	$3,020	$6,732	$6,186
Percentage of total revenues	78%	77%	75%	75%
Non-recurring revenues	1,165	908	2,233	2,114
Percentage of total revenues	22%	23%	25%	25%
Total revenues	$5,203	$3,928	$8,965	$8,300

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues during the three months ended September 30, 2014 increased by $1.0 million, or 34%, and $0.5 million or 9% year over year. Subscription revenues grew by $1.0 million due to the acquisition of Iasta and were offset by a $0.5 million decrease in maintenance revenues due to some non-renewals during the six months ended September 30, 2014. During the first six months of fiscal year 2015, recurring revenues continue to account for over 75% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues during the three months ended September 30, 2014 increased by $0.3 million compared to the three months ended September 30, 2013. This increase was primarily due to the acquisition of Iasta. Our non-recurring revenues during the six months ended September 30, 2014 increased by $0.1 million, or 6%, year over year, which relates to the acquisition mentioned above.

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

Cost of revenues

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Cost of Revenue:
Cost of recurring revenues	$1,376	$694	$2,147	$1,366
Percentage of total cost of revenue	40%	36%	38%	35%
Cost of non-recurring revenues	2,076	1,256	3,559	2,492
Percentage of total cost of revenue	60%	64%	62%	65%
Total cost of revenue	$3,452	$1,950	$5,706	$3,858

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization. During the three and six months ended September 30, 2014, cost of recurring revenues increased $0.7 million and $0.8 million, respectively, compared to the same periods in the prior year, primarily due to an increase in overall cost as a result of an increase in revenue from the acquisition and support costs in our data centers, certain acquisition related intangible assets, as well as higher compensation expenses in our support organization.

We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2015.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During the three and six months ended September 30, 2013, these costs increased $0.8 million and $1.0 million, respectively, compared to the same periods in the prior year. Although non-recurring revenues increased, we experienced a consistency in costs due to efforts spent on some engagements which were not billable during the second quarter of fiscal 2015 and the lack of costs associated with the consulting revenues during the second quarter of fiscal 2015.

We expect cost of non-recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2014.

Gross Margin

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Gross margin, recurring revenues	51%	59%	51%	58%
Gross margin, non-recurring revenues	(18%)	(9%)	(15%)	(5%)
Gross margin, total revenues	34%	50%	36%	54%

Gross profit was $1.8 million, or 34%, during the three months ended September 30, 2014, compared with $2.0 million, or 51%, during the three months ended September 30, 2013. This decrease in our gross margin was primarily due to a increase in non-recurring cost of revenue as discussed above. Additionally, gross margins on recurring revenues decreased from the prior year as we continued to invest in our data center.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Total research and development	$997	$450	$1,439	$1,553
Percentage of total revenues	19%	11%	16%	19%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased $0.5 million during the three months ended September 30, 2014 compared to the same period in 2013 while the expenses decreased by $0.1 million for the six months ended September 30, 2014 compared to the same period in the prior year. This decrease relates to capitalization of $1.0 million of software development costs. Previously, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions.

We expect research and development expenditures to increase modestly during the remainder of fiscal 2015 due to increased headcount.

Sales and Marketing

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Total sales and marketing	$3,923	$2,129	$6,293	$4,202
Percentage of total revenues	75%	54%	70%	51%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three and six months ended September 30, 2013, sales and marketing expenses increased $1.8 million, or 84%, and $2.1 million, or 50%, respectively, compared to the same periods in 2013. The increases are primarily due to higher employee compensation expenses and acquisition-related costs.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2015.

General and Administrative

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Total general and administrative	$2,005	$733	$3,430	$2,288
Percentage of total revenues	39%	19%	38%	28%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $1.3 million during the three months ended September 30, 2014 compared to the same period in 2013. Spending was similar in each period, with the exception of increased in stock-based compensation expense which was offset by the decrease in bad debt expense in the second quarter of fiscal 2015.

Acquisition Related Costs

We incurred significant expenses in connection with our Iasta acquisition. Acquisition related expenses consist of transaction costs, legal fees, costs for transitional employees, facilities consolidation, and integration related professional services.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense on the credit facility, foreign currency fluctuations, and other miscellaneous expenditures. During the three months ended September 30, 2014 and 2013, interest and other income (expense), net was immaterial for all periods presented.

Provision for Income Taxes

As part of the Iasta acquisition, a net deferred tax liability of approximately $3.0 million was generated relating primarily to intangible assets where book basis was increased and tax basis remained at carryover amounts. Under ASC 740, this net deferred tax liability provides a source for the realization of the Company’s deferred tax assets which have previously been subject to valuation allowance. After assessing the recoverability of the Company’s deferred tax assets due to the acquisition, the Company has released the valuation allowance on $3.0 million of the deferred tax assets which are then netted against the deferred tax liability of $3.0 million. The tax benefit of $3.0 million from release of valuation allowance, in accordance with ASC 740, is a one-time event.

Liquidity and Capital Resources

	Six Months Ended
	September 30,	September 30,
	2014	2013
	(in thousands)
Cash, cash equivalents and short-term investments	$10,132	$16,907
Working capital	$(1,837)	$6,158

	Six Months Ended
	September 30,	September 30,
	2014	2013
	(in thousands)
Net cash used for operating activities	$(7,070)	$(2,906)
Net cash used for investing activities	$(6,095)	$(44)
Net cash (used for) provided by financing activities	$6,390	$4,765

Our primary sources of liquidity consisted of approximately $10.1 million in cash and cash equivalents as of September 30, 2014, $7.0 million of which was received from our short-term credit facility which expires in March 2016.  This compares to approximately $16.9 million in cash, cash equivalents and short-term investments as of March 31, 2014, $6.9 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $7.1 million for the six months ended September 30, 2014, resulting primarily from our year-to-date net loss of $5.7 million and a $3.0 million decrease in deferred tax liability offset by $1.2 million increase in accounts receivable, as well as other changes in working capital items.

Net cash used in investing activities for the six months ended September 30, 2014 includes $6.1 million primarily related to $5 million in acquisition of Iasta and $1 million related to capitalized software during the quarter ended September 30, 2014. Other activity was not significant for the six months ended September 30, 2014 or 2013, resulting primarily from capital asset purchases in the prior year period.

Net cash used in financing activities was $6.4 million for the six months ended September 30, 2014, resulting primarily due to $7.2 million from the proceeds of Series E Convertible preferred stock and warrants offset by repayment of credit facility and note payable of $0.9 million as of September 30, 2014.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, additional equity financing, and our short-term credit facility. We have no outside debt other than our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage costs , the continued availability of borrowings under our credit facility and our ability raise additional capital.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2014	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.