Form 10-Q
period 2014-12-31
SELECTICA INC
filed 2015-02-13
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as February 6, 2015, was 7,867,320.

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

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	December 31,	March 31,
	2014	2014

ASSETS
Current assets
Cash and cash equivalents	$8,475	$16,907
Accounts receivable, net of allowance for doubtful accounts of $178 and $247 as of December 31, 2014 and March 31, 2014, respectively	4,705	3,006
Prepaid expenses and other current assets	1,347	689
Total current assets	14,527	20,602

Property and equipment, net	354	312
Capitalized software development costs, net	2,277	856
Goodwill	8,353	-
Other intangible assets, net	6,802	-
Other assets	288	30
Total assets	$32,601	$21,800

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$6,989	$6,949
Accounts payable	1,881	1,371
Accrued payroll and related liabilities	1,165	648
Other accrued liabilities	1,871	345
Deferred revenue	8,069	5,131
Total current liabilities	19,975	14,444

Long-term deferred revenue	65	618
Other long-term liabilities	-	-
Total liabilities	20,040	15,062

Redeemable Convertible Preferred Stock:
Series D redeemable convertible preferred stock, $0.0001 par value, designated, issued and outstanding shares: 0 shares at December 31, 2014 and 680,470 at March 31, 2014, respectively	-	3,653

Stockholders' Equity:

Common stock, $0.0001 par value: Authorized: 15,000 shares at December 31, 2014 and March 31, 2014; Issued: 7,910 and 4,722 shares at December 31, 2014 and March 31, 2014, respectively; Outstanding: 7,814 and 4,694 shares at December 31, 2014 and March 31, 2014, respectively	4	4
Additional paid-in capital	297,052	278,083
Treasury stock at cost - 96 shares at December 31, 2014 and March 31, 2014	(472)	(472)
Accumulated deficit	(284,023)	(274,530)
Total stockholders' equity	12,561	3,085
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$32,601	$21,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenues:
Recurring revenues	$4,664	$3,091	$11,396	$9,277
Non-recurring revenues	1,320	857	3,553	2,971
Total revenues	5,984	3,948	14,949	12,248

Cost of revenues:
Cost of recurring revenues	1,568	634	3,715	2,000
Cost of non-recurring revenues	1,334	1,497	4,893	3,989
Total cost of revenues	2,902	2,131	8,608	5,989

Gross profit:
Recurring gross profit	3,096	2,457	7,681	7,277
Non-recurring gross (loss)	(14)	(640)	(1,340)	(1,018)
Total gross profit	3,082	1,817	6,341	6,259

Operating expenses:
Research and development	1,131	586	2,570	2,139
Sales and marketing	3,550	2,051	9,843	6,254
General and administrative	2,296	1,349	5,727	3,636
Acquisition related costs	15	-	682	-
Restructuring costs	-	-	-	227
Total operating expenses	6,992	3,986	18,822	12,256

Loss from operations	(3,910)	(2,169)	(12,481)	(5,997)

Decrease in fair value of warrant liability	-	-	-	982
Interest and other income (expense), net	67	45	38	4

Net loss before income tax	(3,843)	(2,124)	(12,443)	(5,011)
Benefit for income taxes	-	-	2,950	-
Net Loss	$(3,843)	$(2,124)	$(9,493)	$(5,011)

Preferred stock accretion	-	-	-	1,621
Net loss applicable to common stockholders	$(3,843)	$(2,124)	$(9,493)	$(6,632)

Basic and diluted net loss per share	$(0.49)	$(0.55)	$(1.37)	$(1.88)

Weighted average shares outstanding for basic and diluted net loss per share	7,790	3,877	6,943	3,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2014	2013

Operating activities
Net loss	$(9,493)	$(5,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,066	146
Loss on disposition of property and equipment	-	23
Stock-based compensation expense	1,953	902
Deferred tax liability	(2,989)	-
Decrease in fair value of warrant liability	-	(982)
Changes in assets and liabilities:
Accounts receivable (net)	919	(585)
Prepaid expenses and other current assets	(205)	314
Other assets	81	(1)
Accounts payable	152	(10)
Accrued restructuring costs	-	(183)
Accrued payroll and related liabilities	(625)	(569)
Other accrued liabilities and long term liabilities	605	108
Deferred revenue	353	(1,835)
Net cash used in operating activities	(8,183)	(7,683)

Investing activities
Purchase of property and equipment	(52)	(79)
Capitalized Software	(1,589)	(661)
Purchase of business, net of cash acquired	(5,003)	-
Net cash used in investing activities	(6,644)	(740)

Financing activities
Proceeds from sale of preferred stock and warrants, net of issuance costs	7,194	5,837
Employee taxes paid in exchange for restricted stock awards released	-	(232)
Issuance of common stock under employee stock plan	93	207
Borrowings under credit facility	40	234
Credit facility payment	(655)	-
Repayment of note payable	(277)	-
Net cash provided by financing activities	6,395	6,046

Net decrease in cash and cash equivalents	(8,432)	(2,377)
Cash and cash equivalents at beginning of the period	16,907	12,098
Cash and cash equivalents at end of the period	$8,475	$9,721

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares in business combination	$6,610	$-
Assumption of debt in connection with business combination	$932	$-

Supplemental cash flow disclosure:
Cash paid for interest	$52	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2014, the condensed consolidated statements of operations for the three and nine months ended December 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2014 and 2013 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2014, and the results of operations and cash flows for the three and nine months ended December 31, 2014 and 2013, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2014 has been derived from the audited consolidated financial statements at that date.

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

Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of an acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, and acquired technology. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There was no impairment charge recorded during the three and nine months ended December 31, 2014.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and identifiable intangible assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There was no impairment charge recorded during the three and nine months ended December 31, 2014.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue during the three and nine months ended December 31, 2014:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Revenues from Customer A	N/A	14%	11%	15%

At December 31, 2014, Customer A accounted for 17% of net accounts receivable. At March 31, 2014, one customer accounted for 29% of net accounts receivable.

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

Multiple-Deliverable Arrangements. The Company enters into arrangements with multiple-deliverables that generally include subscription, support and professional services. If a deliverable has standalone value, and delivery is probable and within the Company’s control, the Company accounts for the deliverable as a separate unit of accounting. Subscriptions to use our software solutions have standalone value as such services are often sold separately, primarily through renewals. Professional services have standalone value as such services are often sold separately, and are available from other vendors.

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

Foreign Currency

The Company’s UK subsidiary’s functional currency is the U.S. dollar. Non-monetary assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. The net gains and losses resulting from foreign exchange transactions are recorded in other income (expense), net in the condensed consolidated statement of operations.

Capitalized Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. The Company defines achievement of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material, after consideration of various factors, including net realizable value.

Capitalized software are amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the asset. Capitalized software developments costs are evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software would be considered impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company intends to adopt this update in the first quarter of fiscal year 2018. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of this authoritative guidance on its consolidated financial statements.

3.   Acquisition

Iasta, Inc.

On July 2, 2014, the Company completed its acquisition of Iasta.com, Inc. and Iasta Resources, Inc. Pursuant to the Merger Agreement, Iasta merged with and into Selectica Sourcing, with Selectica continuing as a wholly owned subsidiary of the Company. The acquisition of Iasta positions the Company to provide easier access to contract management, strategic sourcing, spend management, and configuration solutions and market coverage in more locations worldwide to its customers.

The total purchase price for Iasta included 1,000,000 shares of the Company’s common stock valued at $6.6 million, and cash of $7.0 million, adjusted for amounts related to the repayment of $0.6 million for outstanding borrowings under a line of credit, $0.3 million related to a note payable and payment of transaction costs and certain other adjustments. The total purchase price is subject to a $1.4 million cash escrow (the “Escrow”) to cover any post-closing adjustments and indemnification obligations of the former Iasta shareholders. A portion of the Escrow will be released on the 12-month anniversary of the closing of the acquisition, and the remainder of the Escrow will be released on the 18-month anniversary of the acquisition date. Concurrent with the closing of the acquisition, the Company entered into employment agreements with certain key employees of Iasta. In addition, the Company granted options to certain employees of Iasta to purchase up to 700,000 shares of the Company’s common stock.

The assets acquired and liabilities assumed in connection with the acquisition of Iasta were recorded at their fair values as of the acquisition date. The total purchase price was comprised of the following:

(in thousands except for shares)
Cash paid	$6,494
Common stock	6,610

Total purchase price	$13,104

The following table shows the fair values of assets acquired and liabilities assumed (in thousands):

(in thousands)
Cash	$1,491
Restricted cash	139
Accounts receivable	2,618
Prepaid and other Assets	314
Fixed assets, net	188
Customer relationships	4,210
Developed technology	3,170
Trade name	120
Goodwill	8,354
Other long term assets	340
Accounts payable and accrued expenses	(662)
Accrued and payroll benefits	(506)
Credit facility	(655)
Notes payable	(277)
Other current liabilities	(718)
Deferred revenue	(2,033)
Deferred tax asset - current	280
Deferred tax liability - non current	(3,269)
Total value of assets acquired and liabilities assumed	$13,104

The purchase price allocation includes goodwill of $8.3 million, which is primarily attributable to the synergies expected to arise after the acquisition and fair value of assembled workforce. The acquired working capital has not been finalized, and any future adjustments to the working capital may impact goodwill. The goodwill is not deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Iasta, which was considered a “significant” acquisition (as defined in Regulation S-X) for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of April 1, 2013. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the Iasta acquisition including amortization charges from acquired intangible assets and stock-based compensation charges for unvested stock option awards, as though the Company and Iasta were combined as of April 1, 2013. The related tax effect was insignificant.

The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Iasta had taken place as of the beginning of each period presented.

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue	$5,984	$6,557	$17,867	$20,049
Loss from operations	$(3,910)	$(2,809)	$(13,141)	$(7,586)
Net Loss	$(3,843)	$(2,789)	$(13,164)	$(5,329)
Basic and diluted net loss per share	$(0.49)	$(0.57)	$(1.90)	$(1.18)

4.   Goodwill and Purchased Intangible Assets

The following is a summary of goodwill (in thousands):

Balance as of September 30, 2014	$8,254
Adjustment	100

Balance as of December 31, 2014	$8,354

The following is a summary of purchased intangible assets (in thousands):

	December 31, 2014
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount		Value
Acquired developed technology	$3,170	$317	$2,853
Customer relationships	4,210	351	3,859
Trade name	120	30	90

	$7,500	$698	$6,802

Acquired developed technology, customer relationships, and trade name are being amortized on a straight-line basis and have weighted-average remaining useful lives of 4.5 years, 5.5 years, and 1.5 years, respectively, as of December 31, 2014. Amortization expense was $0.3 million and $0.7 million for the three and nine months ended December 31, 2014, respectively.

As of December 31, 2014, amortization expense for intangible assets for each of the next five years is as follows:

Year ended Mach 31:	(in Thousands)
2015	$349
2016	1,396
2017	1,351
2018	1,336
2019	1,336
Thereafter	1,034
Total	$6,802

5.   Property and Equipment

Property and equipment consist of the following:

	December 31,	March 31,
	2014	2014
	(in thousands)
Computers and software	$1,070	$2,381
Furniture and equipment	637	774
Leasehold improvements	205	117
	1,912	3,272
Less: accumulated depreciation	(1,558)	(2,960)

Total property and equipment, net	$354	$312

Depreciation expense was approximately $73,000 and $40,000 during the three months ended December 31, 2014 and 2013, respectively, and $0.2 million and $0.2 million during the nine months ended December 31, 2014 and 2013, respectively.

6.  Capitalized Software Development Costs

The Company capitalized $0.5 million and $1.5 million of research and development costs during the three months and nine months ended December 31, 2014, respectively. Amortization expense was $53,000 and $169,000 during the three months and nine months ended December 31, 2014, respectively and is included in cost of revenues on the condensed consolidated statement of operations. Prior to fiscal 2015, the Company did not capitalize significant research and development expenses due to the short time period between the achievement of technological feasibility and general availability of the software versions. As of December 31, 2014, the Company had $2.3 million of unamortized capitalized software costs.

7.	Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

On January 24, 2014, in connection with the closing of a private placement equity financing (the “January 2014 Financing”), the Company sold and issued 765,605 shares of its common stock and 68,047.0 shares of its newly created Series D Convertible Preferred Stock (“Series D Stock”) to certain institutional funds and other accredited investors (the “2014 Investors”) at a purchase price of $6.00 per share of common stock and $60.00 per whole share of Series D Stock (or $6.00 per one-tenth (1/10) of a share of Series D Stock). In addition, the Company issued to the 2014 Investors warrants to purchase common stock, initially exercisable for an aggregate of 723,030 shares of common stock (the “January 2014 Warrants”). The exercise price of the January 2014 Warrants was $7.00 per share. The January 2014 Warrants have a five-year term and became exercisable on July 24, 2014, six months following the date of issuance.

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

The table below shows the allocation of proceeds from the 2014 Investors and carrying value of the Series D and Series E Stock. Series D Stock was reclassified to stockholders’ equity upon conversion to common stock on April 10, 2014 and Series E were classified to stockholder’s equity upon conversion to common stock on August 31, 2014 (in thousands, except per share amounts):

Gross proceeds on January 24, 2014	$8,676
Fair value of warrants on January 24,2014	(1,789)
Gross proceeds to allocate to common stock and Series D Stock	$6,887

Gross proceeds allocated to common shares sold	$3,646
Related transaction costs allocated	(151)
Net value allocated to common shares sold	$3,495

Gross proceeds allocated to Series D Stock sold on January 24, 2014	$3,241
Related transaction costs allocated	(135)
Net value allocated to Series D Stock sold prior to BCF	3,106
Calculated BCF value	(1,345)
Accretion of Series D Stock through January 24, 2014	1,892
Carrying value of Series D Stock as of March 31, 2014	3,653

Conversion of Series D stock into common stock	(3,653)
Carrying value of Series D Stock as of December 31, 2014	$-

Gross proceeds on July 2, 2014	$7,493
Fair value of warrants on July 2,2014	(809)

Gross proceeds allocated to Series E Stock sold on July 2, 2014	$6,684
Related transaction costs allocated	(265)
Net value allocated to Series E Stock sold prior to BCF	6,419
Calculated BCF value	(1,571)
Accretion of Series E Stock through August 27, 2014	2,645
Conversion of Series D stock into common stock	(7,493)
Carrying value of Series D Stock as of December 31, 2014	$-

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

The following tables summarize activity under the equity incentive plans during the three months ended December 31, 2014 (in thousand):

			Restricted Stock Units
	Options Outstanding		Outstanding
		Weighted		Weighted
	Number of	average	Number of	average fair
	shares	exercise	shares	value
		price

Outstanding at September 30, 2014	1,133	$6.50	617	$6.33
Granted	11	5.99	31	$5.86
Exercised	-	-	(91)	$6.23
Cancelled	(23)	$4.60	(110)	$4.99

Outstanding at December 31, 2014	1 ,121	$6.49	447	$6.18

Vested and expected to vest	986	$6.49

As of December 31, 2014, the Company had 520,000 shares of common stock available for future grants under the equity incentive program.

 Valuation Assumptions

 The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The fair value of each option grant is estimated on the date of the grant. The weighted-average grant date fair value of options granted and the range of assumptions using the Black-Scholes pricing model are as follows for the periods presented:

	December 31, 2014,
	Three Months	Nine Months
Risk-free interest rate	1.84%	1.96%
Dividend yield	0%	0%
Expected volatility	60.45%	60.45%
Expected term in years	6.08	6.05
Weighted average fair value at grant date	$3.41	$3.73

	December 31, 2013
	Three Months	Nine Months
Risk-free interest rate	0.91%	0.88%
Dividend yield	0%	0%
Expected volatility	58.21%	58.43%
Expected term in years	3.21	3.21
Weighted average fair value at grant date	$2.56	$2.52

 The weighted average remaining contractual term for exercisable options is 7.3 years. The market value of the Company’s common stock as of December 31, 2014 was $5.18 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at December 31, 2014 and 2013 was $11,100 and $100,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2014 and 2013 was $2.3 million and $3.7 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2014 and the exercise price of the shares.

The options outstanding and exercisable as of December 31, 2014 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share

$3.70	—	$5.72	106	7.36	84	$5.31
$5.83	—	$5.83	50	9.67	6	5.83
$6.28	—	$6.28	187	8.92	47	6.28
$6.30	—	$31.30	776	9.37	60	7.77
$34.00	—	$34.00	2	0.05	2	34.00
$3.70	—	$34.00	1,121	9.11	199	$6.52

Total share-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of revenues	$104	$76	$376	$191
Research and development	52	43	162	131
Sales and marketing	243	108	601	238
General and administrative	266	239	814	361	(1)
Total	$665	$466	$1,953	$921

(1)

Upon the departures of our former CEO and COO in August 2013, previously recognized stock-based compensation expense in the amount of $0.5 million was reversed due to the non-achievement of certain performance-based restricted stock grants.

As of December 31, 2014, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding, excluding estimated forfeitures, was $5.3 million and will be recognized over an estimated weighted average amortization period of 3.14 years. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The Company’s employee stock purchase plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions. The ESPP consists of six-month offering periods commencing on February 1st and August 1st each year. Under the ESPP, employees purchase shares of the Company's common stock at 85% of the market value at either the beginning of the offering period or the end of the offering period, whichever price is lower. No shares of common stock were issued under the ESPP during the three months ended December 31, 2014. During the nine months ended December 31, 2014, the Company issued 18,202 shares of common stock under the ESPP. The compensation expense related to the ESPP was $22,000 and $19,000 during the three months ended December 31, 2014 and 2013, respectively, and was $53,000 and $115,000 during the nine months ended December 31, 2014 and 2013, respectively.

9.  Computation of Basic and Diluted Net Loss per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Options	12	145	12	71

Unvested restricted stock units	34	21	42	23

Warrants		432		290

Total common stock equivalents excluded from diluted net loss per common share	46	598	54	384

Phantom Stock Rights

In fiscal 2015, under the 2001 Long-Term Equity Incentive Plan, the Company provided issuance of phantom stock rights to certain consultants in the Ukraine. To date, the Company has issued 11,350 shares under phantom stock rights for the exercise price of $6.76. The shares vest over one year starting from the grant date of April 1, 2014. The contractors will get 50 more shares at every anniversary of their employment. The Company reserves the right to modify this over time. The Company did not record any expenses related to this award during the three months and nine months ended December 31, 2014.

10.  Operating Lease Commitments

On May 15, 2014, Selectica, Inc. (the “Company”) entered into a lease amendment with SKBGS I, L.L.C. amending the Office Lease dated July 8, 2011, under which the Company is leasing approximately 10,516 square feet of office space at a premises located at 2121 South El Camino Real, Suite 1000, San Mateo, California where the Company maintains its headquarters. The lease amendment, among other things, extends the lease term to cover a 25 month period expiring on January 31, 2017.

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of the three months ended December 31, 2014 or 2013, respectively. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of December 31, 2014.

12.  Income Taxes

The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

Nine Months Ended
December 31, 2014
Domestic Pre-tax Loss	$(9,359)
Foreign Pre-tax Income	12
$(9,347)

The components of the provision for income taxes/(benefit) are as follows:

Nine Months Ended
December 31, 2014
US	$(2,950)
Foreign	-
Total provision for income taxes	$(2,950)

The Company is required to recognize in its financial statements the impact of any tax position that is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2014, there was no liability for unrecognized tax benefits.

The tax benefit of $3.0 million relates solely to release of valuation allowance to offset the deferred tax liability resulting from the Iasta acquisition and is a one-time event.

At December 31, 2014 there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

At December 31, 2014, the Company had approximately $2.0 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

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

As December 31, 2014 and March 31, 2014, the Company had approximately $7.0 million of outstanding borrowings under the Credit Facility.

14. Subsequent Events

On February 6, 2015, the “Company entered into a Purchase Agreement (the “Purchase Agreement”) with certain institutional funds and other accredited investors, including certain entities affiliated with the Company’s largest stockholder (collectively, the “Outside Investors”), and entered into a Subscription Agreement with certain members of the Company’s management and board of directors (the “Management and Director Investors” and, together with the Outside Investors, the “Investors”), pursuant to which the Company (i) sold and issued 118,829.1 shares of its newly created Series F Convertible Preferred Stock, par value $0.0001 per share (the “Series F Stock”), to the Outside Investors at a purchase price of $47.00 per whole Preferred share (or $4.70 per one-tenth (1/10) of a Preferred Share, which would convert into one share of the Company’s common stock as described below) in an initial closing that occurred on February 6, 2015 for a total of approximately $5.6 million and, (ii) subject to stockholder approval, will sell and issue 65,955 shares of its common stock, par value $0.0001 per share, to the Management and Director Investors at a purchase price of $4.70 per share immediately after such stockholder approval is obtained for a total of approximately $310,000 for an aggregate amount raised of approximately $5.9 million.  After stockholder approval, each whole share of Series F Stock will be converted automatically into ten shares of the Company’s common stock at an initial conversion price of $4.70 per share of Common Stock, subject to broad-based weighted-average anti-dilution adjustment provisions in the event the Company issues securities, other than certain excepted issuances and subject to certain limitations, at a price below the then current conversion price.

On February 9, 2015, the Company entered into a binding term sheet with its largest stockholder and two of his affiliates: MILFAM II L.P. and Lloyd I. Miller Trust A-4, (the “Purchasers”), pursuant to which the Company agreed to issue and the Purchasers agreed to purchase, junior secured convertible promissory notes (the “Convertible Notes”) in the aggregate principal amount of $3 million, subject to the negotiation and execution of definitive agreements (the “Debt Financing”).  Pursuant to the term sheet, the Convertible Notes will be due five years from the date of issuance (the “Maturity Date”) and accrue interest at an annual rate of 8% on the aggregate unconverted and outstanding principal amount, payable quarterly. The Company also has the option to pay any amounts of interest with a payment-in-kind (“PIK”) based upon an interest rate amount calculated at 10% per year, provided that the Company provides prior written notice thereof to the Purchaser at least 30 days in advance of the applicable interest payment date.  The Convertible Notes may be converted into shares of Common Stock at the sole option of the Purchasers at any time and from time to time prior to the Maturity Date, subject to applicable NASDAQ listing rule limitations, at a conversion price of $5.70 (as may be adjusted for stock splits, recapitalizations or other similar events). Following the issuance of the Convertible Note, the Company will file a registration statement with the Securities and Exchange Commission with respect to the common stock issued pursuant to conversion of the Convertible Notes.  The Convertible Notes may not be prepaid or called by the Company prior to the Maturity Date. The Convertible Notes will be secured by a junior security interest on the Company’s assets, subordinate only to the senior security interest of the Company’s institutional lender, Bridge Bank, N.A.

On February 9, 2015, the Company entered into a $2 million binding term sheet with its largest stockholder and MILFAM II L.P., an affiliate of the Company’s largest stockholder (the “Guarantors”) to provide a limited guarantee under the Company’s existing credit facility (the “Credit Facility”) with Bridge Bank, N.A. (the “Lender”), in order to satisfy certain conditions for the Lender to lend additional funds to the Company. Subject to Lender approval and the execution of a definitive guarantee agreement, the Guarantors will guarantee the performance of the Company’s obligations under the Credit Facility in an amount of $2 million, or such lesser amount as may be agreed to by the Lender from time to time (the “Guaranteed Loan Amount”), for a period of 24 months, or sooner if terminated by the Company (the “Guarantee”).  Upon execution of the definitive guarantee agreement, the Company will pay the Guarantors an aggregate commitment fee of either $100,000 in cash or a PIK in an amount equal to the greater of (i) 8% of the initial Guaranteed Loan Amount and (ii) $100,000. Thereafter, subject to the earlier termination of the Guarantee, the Company will pay the Guarantors an aggregate monthly fee equal to (a) 1% of the Guaranteed Loan Amount for months (including partial months) 1 through 12 following the date of execution of the definitive guarantee agreement and (b) 1.5% of the Guaranteed Loan Amount for months (including partial months) 13 through 24 following the date of execution of the definitive guarantee agreement (the “Monthly Fee”). At the Company’s option, the Monthly Fee may be paid in cash or PIK, subject to certain conditions.  The Guarantors will be granted a right of subrogation as to the Guaranteed Loan Amount under the Credit Facility.

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

Quarterly Financial Overview

For the quarter ended December 31, 2014, our total revenues increased by 52%, or $2.0 million, compared with total revenues of $3.9 million for the three months ended December 31, 2013. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, was $4.7 million, or 78% of total revenues, representing an increase of $1.6 million, or 51%, over the three months ended December 31, 2013. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, was $1.3 million, or 22% of total revenues, representing an increase of $0.5 million, or 54%, over the quarter ended December 31, 2013. The growth in recurring and non-recurring revenues in the quarter ended December 31, 2014, compared with the same quarter in 2013, was primarily driven by increased revenues from our sourcing and spend management solutions and revenues from new professional services projects, all attributable to our acquisition of Iasta.

During the quarter ended December 31, 2014, our net loss was approximately $3.8 million, compared with a net loss of $2.1 million for the three months ended December 31, 2013.  The increase in net loss was primarily caused by a $3.0 million increase in operating expenses attributable to Iasta’s operations, partially offset by lower personnel costs and other operating expenses resulting from our ongoing cost reduction measures. See “Results of Operations” below for further discussion on the components of net loss.

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2014.

Capitalized Software Development Costs

We capitalize software development costs related to software developed for external use in accordance with Accounting Standards Codification (“ASC”) 985-20 -- Costs of Software to Be Sold, Leased, or Marketed upon achieving technological feasibility of the related products. Software development costs incurred prior to achieving technological feasibility are charged to engineering and product development expense as incurred.

We amortize capitalized software costs once the product is available for general release, using the straight-line method over the estimated useful lives of the assets, which is generally three years. Capitalized software costs are evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software product would be considered impaired and would result in the write-off of all or a portion of the unamortized balance of the capitalized costs.

Business Combinations

We account for acquisitions using the acquisition method of accounting in accordance ASC 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of an acquisition is allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the fair value of the purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed in a business combination, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and identifiable intangible assets acquired in a business combination and is allocated to the reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.

Foreign Currency

Our UK subsidiary’s functional currency is the U.S. dollar. Assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. The net gains and losses resulting from foreign exchange transactions are recorded in other income (expense), net in the condensed consolidated statement of operations.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenues will continue to depend on a limited number of customers. If we were to lose a large customer, it would have a significant impact on future revenues. The following table presents customers that accounted for more than 10% of revenues in the three and nine months ended December 31, 2014:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Revenues from Customer A	N/A	14%	11%	15%

Sales to foreign customers accounted for 12% and 10% of total revenues in the three and nine months ended December 31, 2014, respectively, the majority of which were denominated in US dollars.

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
International revenues	12%	9%	10%	11%
Domestic revenues	88%	91%	90%	89%
Total revenues	100%	100%	100%	100%

Results of Operations:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Revenues:
Recurring revenues	$4,664	$3,091	$11,396	$9,277
Percentage of total revenues	78%	78%	76%	76%
Non-recurring revenues	1,320	857	3,553	2,971
Percentage of total revenues	22%	22%	24%	24%
Total revenues	$5,984	$3,948	$14,949	$12,248

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues increased by $1.6 million, or 51% in the three months ended December 31, 2014 and increased by $2.1 million, or 23% in the nine months ended December 31, 2014 compared with the same periods in 2013. The growth in recurring revenues was primarily driven by increased sales of our sourcing and spend management solutions attributable to our acquisition of Iasta, partially offset by a decrease in revenue from existing customers due to non-renewals of subscription license sales, maintenance services, and/or hosting services.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues increased by $0.5 million, or 54%, in the three months ended December 31, 2014, and increased by $0.6 million, or 20%, in the nine months ended December 31, 2014 compared with the same periods in 2013. The increase in non-recurring revenues was primarily due to a combination of certain large professional services projects started in fiscal 2015 as well as revenues from projects attributable to our acquisition of Iasta.

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

Cost of revenues

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Cost of Revenue:
Cost of recurring revenues	$1,568	$634	$3,715	$2,000
Percentage of total cost of revenue	54%	30%	43%	33%
Cost of non-recurring revenues	1,334	1,497	4,893	3,989
Percentage of total cost of revenue	46%	70%	57%	67%
Total cost of revenue	$2,902	$2,131	$8,608	$5,989

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization.  Cost of recurring revenues increased by $0.9 million and $1.7 million, in the three and nine months ended December 31, 2014, respectively, compared with the same periods in 2013. The increase in cost of recurring revenues was primarily due to an increase in personnel and other direct costs attributable to our acquisition of Iasta and increased spending on technical support and data centers to support our growth. In addition, cost of recurring revenue in the three and nine months ended December 31, 2014 includes amortization expense of approximately $0.3 million and $0.7 million, respectively, related to certain intangible assets we recorded in connection with the Iasta acquisition and $0.1 million and $0.2 million, respectively, related to capitalized software cost.  Prior to fiscal 2015, we did not capitalize significant research and development expenses due to the short time period between the achievement of technological feasibility and general availability of the software products.

We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2015.

Cost of non-recurring revenues. Non-recurring cost of revenues is primarily comprised of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. In the quarter ended December 31, 2014, cost of non-recurring revenues decreased by $0.2 million, while non-recurring revenue increased by $0.5 million compared with the same periods in 2013. The decrease in cost of non-recurring revenues during the quarter was attributable to our efforts to lower the costs of delivering professional services, including reductions in personnel costs and third-party consulting costs. For the nine months ended December 31, 2014, cost of non-recurring revenues increased by $0.9 million primarily attributable to the increase in non-recurring revenues during the same period, partially offset by lower spending on personnel costs and certain third-party costs as part of our ongoing cost reduction measures.

We expect cost of non-recurring revenues to improve as a percentage of recurring revenues throughout the remainder of fiscal 2015.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31	December 31,
	2014	2013	2014	2013
Gross margin, recurring revenues	66%	79%	67%	78%
Gross margin, non-recurring revenues	(1%)	(75%)	(38%)	(34%)
Gross margin, total revenues	52%	46%	42%	51%

Total margin increased to 52% from 46% in the quarter ended December 31, 2014 and decreased to 42% from 51% in the nine months ended December 31, 2014. Gross margin on recurring revenues decreased to 66% from 80% in the three months ended December 31, 2014 and decreased to 67% from 78% in the nine months ended December 31, 2014 compared to the same periods in 2013. The decreases in gross margin on recurring revenues were primarily due to increased spending on technical support and data centers to support our growth and amortization expenses related to intangible assets we recorded in connection with the Iasta acquisition and capitalized software costs. Gross margin on non-recurring improved to nearly a breakeven in the quarter-ended December 31, 2014 compared with a negative 75% gross in the same quarter in 2013, primarily due to a favorable mix of professional service projects that were in process during the quarter, the impact of cost reduction measures in our professional services organization and improved efficiencies in our delivery of professional services. There was no change in gross margin in the nine months ended December 31, 2014 and 2013.

 We expect that our overall gross margins will modestly improve as we continue to focus on cost reduction opportunities throughout the fiscal year. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants, and the overall utilization rates of our professional services organization.

Operating Expenses

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31	December 31,
	2014	2013	2014	2013

Total research and development	$1,131	$586	$2,570	$2,139
Percentage of total revenues	19%	15%	17%	17%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased by $0.5 million, or 93% in the three months ended December 31, 2014 and increased by $0.4 million, or 20%, in nine months ended December 31, 2014 compared with the same periods in 2013. The increases in research and development expenses were primarily due to an increase in personnel costs (including stock-based compensation expense) of $0.4 million and $0.7 million in the three and nine months ended December 31, 2014, respectively, attributable to our acquisition of Iasta, partially offset by a decrease in various related costs reflecting the capitalization of research and development costs. Prior to fiscal 2015, we did not capitalize significant research and development expenses due to the short time period between the achievement of technological feasibility and general availability of the software products.

We expect research and development expenditures to decrease modestly during the remainder of fiscal 2015 primarily due to reduced levels of contract labor.

Sales and Marketing

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Total sales and marketing	$3,550	$2,051	$9,843	$6,254
Percentage of total revenues	59%	52%	66%	51%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. Sales and marketing increased by $1.5 million, or 73%, in the three months ended December 31, 2014 and increased by $3.6 million, or 57%, in the nine months ended December 31, 2014 compared with the same periods in 2013. The increases in sales and marketing expenses were primarily due to increase in personnel costs (including stock-based compensation expense) of $1.0 million and $1.8 million, respectively, as well as increases in various related expenses, in each case primarily attributable our acquisition of Iasta. In addition, in the three and nine months ended December 31, 2014, travel, facilities and external consulting expenses increased by a combined $0.5 million and $1.4 million, respectively, largely attributable to the Iasta acquisition.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2015.

General and Administrative

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31
	2014	2013	2014	2013

Total general and administrative	$2,296	$1,349	$5,727	$3,636
Percentage of total revenues	38%	34%	38%	30%

General and administrative expenses mainly consist of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased by $0.9 million, or 70%, in the three months ended December 31, 2014 and increased by $2.1 million, or 57%, in the nine months ended December 31, 2014 compared with the same periods in 2013. The increases in general and administrative expenses were primarily due to increased personnel costs (including stock-based compensation expense) of $0.2 million and $1.3 million in the three and nine months ended December 31, 2014, respectively, primarily attributable to additional headcount resulting from the Iasta acquisition. In addition, legal expenses increased by $0.6 million in both the three and nine months ended December 31, 2014 compared with the same periods in 2013.

We expect general and administrative services to remain relatively flat during the remainder of fiscal 2015.

Acquisition Related Costs

In the nine months ended December 31, 2014, we incurred $0.7 million of expenses related to our acquisition of Iasta. Such expenses were primarily comprised of legal fees, costs for transitional employees, facilities consolidation, and integration related professional services.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consists of interest expense on the credit facility, net gains and losses from transactions denominated in foreign currencies, and other miscellaneous expenses. During the three and nine months ended December 31, 2014 and 2013, interest and other income (expense), net was immaterial.

Provision for Income Taxes

In connection with the Iasta acquisition, a net deferred tax liability of approximately $3.0 million was generated relating primarily to intangible assets where book basis was increased and tax basis remained at carryover amounts. Under ASC 740 – Income Tax, this net deferred tax liability provides a source for the realization of the Company’s deferred tax assets which have previously been subject to valuation allowance. After assessing the recoverability of the Company’s deferred tax assets due to the acquisition, the Company has released the valuation allowance on $3.0 million of the deferred tax assets which are then netted against the deferred tax liability of $3.0 million. The tax benefit of $3.0 million from release of valuation allowance, in accordance with ASC 740, is a one-time event.

Liquidity and Capital Resources

	Nine Months Ended
	December 31,	December 31,
	2014	2013
	(in thousands)
Cash, cash equivalents and short-term investments	$8,475	$9,721
Working capital	$(5,448)	$1,035

	Nine Months Ended
	December 31,	December 31,
	2014	2013
	(in thousands)
Net cash used for operating activities	$(8,183)	$(7,683)
Net cash used for investing activities	$(6,644)	$(740)
Net cash provided by financing activities	$6,395	$6,046

Our primary sources of liquidity consisted of approximately $8.5 million in cash and cash equivalents as of December 31, 2014, $7.0 million of which was received from our short-term credit facility which expires in March 2016.  This compares to approximately $16.9 million in cash, cash equivalents and short-term investments as of March 31, 2014, $6.9 million of which was also received from our short-term credit facility.  On December 31, 2014, we amended our credit facility to, among other things, revise the Asset Coverage Ratio, measured monthly, to be not less than 2.00 to 1.00 and adjust the minimum EBITDA thresholds to align the financial requirement provisions under the credit facility with our current borrowing levels and to enable increased borrowings under the credit facility in the future based upon any increases in our asset base. Notwithstanding such amendment, of the $8.5 million in cash and cash equivalents as of December 31, 2014, $7.0 million was provided through our credit facility, the continued availability of which was dependent a number of our financial and operational metrics.  Due to such limited availability of cash to fund our operations, on February 6, 2015, in an effort to both support our growing sales channel infrastructure, core technology development and continue to leave open the potential for future strategic acquisitions, we completed a private placement transaction to certain institutional funds and accredited investors for approximately $5.9 million in equity, of which approximately $5.6 million was raised at an initial closing through the issuance of newly created convertible preferred stock and, subject to stockholder approval, an additional $310,000 would be raised through certain members of our management and board of directors at a second closing after stockholder approval.  In addition, we entered into two separate term sheets with our largest stockholder by which we will be provided with an additional $3.0M in capital through the issuance of a convertible promissory note, as well as a limited guarantee to our existing lender to enable us to access an additional $2.0M through our existing credit facility.

 Operating Activities.  Cash used in operating activities increased by $0.5 million in the nine months ended December 31, 2014, compared with the same period in 2013. The increase in cash flows used in operations was primarily due to a $1.7 million increase in net loss, adjust for non-cash items, partially offset by an increase in net cash provided by working capital.

Investing Activities.  Cash used by investing activities increased by $5.9 million, compared with the same period in 2013, primarily due to net cash of $5.0 million used in the acquisition of Iasta (adjusted for net of cash acquired) and spending of $1.6 million related to research and development projects.

Financing Activities. Cash provided by financing activities increased by $0.3 million in the nine months ended December 31, 2014, compared with the same period in 2013. In the nine months ended December 31, 2014, we raised a net $7.2 million from the issuance of Series E Convertible preferred stock and warrants, partially offset by repayment of $0.7 million for borrowings under the credit facility and repayment of $0.3 million related to a note payable.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, additional equity financing, and our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage costs, the continued availability of borrowings under our credit facility and our ability raise additional capital.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

4.1†	Amendment No. 4 to Amended and Restated Rights Agreement.

10.1

Amendment Number One to Amended and Restated Business Financing Agreement and Waiver of Defaults dated December 31, 2014 by and among the Company, Selectica Sourcing Inc. and Bridge Bank, National Association.

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

†     Previously filed in the Company’s Current Report on Form 8-K filed on December 29, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2015	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1†	Amendment No. 4 to Amended and Restated Rights Agreement.

10.1

Amendment Number One to Amended and Restated Business Financing Agreement and Waiver of Defaults dated December 31, 2014 by and among the Company, Selectica Sourcing Inc. and Bridge Bank, National Association.

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

  †     Previously filed in the Company’s Current Report on Form 8-K filed on December 29, 2014.