Form 10-K
period 2015-03-31
SELECTICA INC
filed 2015-06-29
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-29637

SELECTICA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2121 South El Camino Real, 10th Floor, San Mateo, CA  94403

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $5.99 per share as reported by The NASDAQ Capital Market on that date, was $36,468,653.

As of June 12, 2015, the registrant had 9,214,083 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2015. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

SELECTICA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2015

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

PART I

Item 1. Business

OVERVIEW

We provide cloud-based software solutions that help companies maximize the outcomes of their business relationships, including the formation and management of supplier relationships, the contracting process and the on-going maintenance of these relationships to help the organization to ensure compliance and reduce risk. To enable these outcomes we offer SmartContracts®, SmartSource® and SmartAnalytics®. These offerings tie-together seamlessly to deliver a unified and powerful solution.

Selectica SmartContracts combines a single, enterprise-wide contract repository and authoring platform with a flexible workflow engine capable of supporting each organization’s unique contract management processes. SmartContracts streamlines the contract processes, from request, authoring, negotiation, approval and e-signature through ongoing obligations management, analysis, reporting, and renewals. SmartContracts helps companies take control of their contract processes by converting from paper-based to electronic documents and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other supply chain requirements.. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

Selectica SmartSource provides an enterprise scale solution to support the processes of supplier on-boarding, supplier selection and on-going supplier management. By providing a supplier portal available via the cloud, SmartSource allows suppliers and our customers to seamlessly interact to exchange information and collaborate ultimately helping our customers to build and maintain relationships with their supply base that aligns with internal policies and regulatory requirements. The solution provides sophisticated optimization techniques utilized during the supplier selection process to allow customers to optimize their vendor selection process according to their business context taking into account criteria such as reliance on low-cost countries, exposure to risk, past performance and allocation for diverse spend. Once the supplier relationships have been established, the solution provides for on-going tracking of performance to ensure that the suppliers are delivering to their contractual service levels, KPI and quality.

Selectica SmartAnalytics delivers powerful business insights and executive reporting by combining our best in industry knowledge, data analytics and expertise, customer data created SmartContracts and Smartsource, as well as in other enterprise systems, such as ERP, CRM and external market data. And the ability to collaborate and share spends trends and the insights from enterprise-wide spend analysis activities.

Selectica Configuration Solution is a patented Configuration engine streamlines the management and dissemination of complex product information, enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Configuration solution makes it easy to recommend products and services to customers, enabling accurate pricing, and increasing sales of relevant bundles, discounts, and cross-sells. The Configurator organizes sales information and makes it available in real-time to reps and channel partners across the globe, so they can configure flawless deals on the fly. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud-based solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Along with our software, we provide our customers with an array of services to assist them in implementations, customizations, system upgrades, migrations, and solution architecture.

Selectica was incorporated in California in June 1996 and re-incorporated in Delaware in November 1999. The company’s principal executive offices are located at 2121 South El Camino Real 10th Floor, San Mateo, California, 94403, and 12800 North Meridian Street, Suite 425, Carmel, IN 46032 and its website is www.selectica.com.

SELECTICA PRODUCTS

Selectica SmartContracts

Selectica SmartContracts automates the entire contract lifecycle—from initial request through contract renewal. We believe that our cloud solutions offer a high degree of flexibility, enabling customers across many departments (e.g., sales, services, procurement, finance, IT, leasing, intellectual property, and more) to model their specific contracting processes and to manage the lifecycle of a contract from creation through closure. Our SmartContracts solution meets the needs of many challenging and dynamic organizations:

●

Corporate legal organizations. The General Counsel’s office and other legal organizations can use SmartContracts to move paper-bound contracts into a secure, centralized, and searchable electronic repository, and gain visibility and control of all corporate agreements.

●	Procurement organizations. Procurement contract managers can use SmartContracts to expose off-contract spending.

●

Sales organizations. Sales organizations can use SmartContracts to shorten the sales cycle and speed time to revenue, while potentially protecting the company from inadvertent and expensive contract errors.

●

Finance organizations. Finance organizations can use SmartContracts to identify and account for non-standard terms and pricing in the revenue cycle while discovering unrealized revenue buried in sales agreements.

●

Contract Administration. Contract administrators can use Selectica ECLM to create visibility into contract obligations not captured by ERP and CRM and empower non-contract professionals to create and execute basic contracts.

We believe our SmartContracts provides the following key features:

Repository

•	Centralized repository for contracts and attachments
•	Full-text, Boolean, and fuzzy search functionality
•	Ability to attach native, scanned, and faxed documents to any contract record
•	Advanced filtering tools, folders, and hierarchies for document organization
•	Amendment consolidation in a single auditable “effective view”

Contract authoring

•	Microsoft Word add-in for creating, authoring, editing, and checking in contracts
•	Data extraction from .doc, .pdf, and faxed third-party documents
•	Step-by-step contract creation wizard

Contract process management

•	Conditional, parallel, and serial approval workflows
•	e-Signature integrations (wet or electronic)
•	Composers for contracts, boilerplates, approvals, tasks, notifications, and user accounts
•	Obligation tracking with alerts, post-execution workflow steps, and advanced reporting
•	Alerts for contract renewal opportunities
•	Contract renewal authoring based on previous contract records

Mobile support

•	Compatibility with iPad, iPhone, Android, and Blackberry devices
•	Single-click mobile approvals
•	Mobile interface for approving, rejecting, commenting on, and reassigning contracts

Alerts

•	Notifications and tasks for expirations, renewals, obligations, and key milestones
•	Custom email alerts

Reporting and analytics

•	Scheduled and ad-hoc reporting capabilities
•	One-click switching between contract record and report results
•	Automated report emails in .pdf, .xls, or .xml format
•	Integrations with external report writers, including Crystal Reports, Cognos, and Adobe
•	Contract fulfillment tracking
•	Personalized dashboards

Integration

•	Integration with Selectica Guided Selling
•	Integration with ERP and business intelligence tools
•	Integration with Salesforce.com CRM
•	Integration with EMC Documentum

Security

•	Strong network (128-bit SSL) and data security
•	Permission-based access to data and business processes
•	Security and audit reporting

Administration

•	Suite of composers for managing data, templates, clauses, and more
•	Cloud deployment
•	Configurable, easy-to-manage interface

SmartSource

With Selectica SmartSource, enterprises qualify and establish optimal supplier relationships that support savings and risk reduction objectives. In addition, the solution provides for the ongoing management of those relationships to ensure compliance with SLAs and other internal and external requirements. We believe our solution will be beneficial for many stakeholders across the enterprise including Procurement, Supply Chain, Line of Business, Finance and Risk.

Customizable Project Management

●	Customizable dashboards based on user and project activities
●	Wizard driven project design based on project type: RFx, sealed bid or auction
●	Detailed information on project details, timelines, lot information and attachments
●	Quick link access to project attendees, live events, timelines, and sourcing reports

Conduct eRFx and Auctions

●	Autoscoring/weighting or feedback based on internal stakeholders
●	Supplier feedback and interaction through comment and attachment involvement
●	Event response review and comparison
●	Survey Editor for drag and drop features, questions and templates
●	Roles and Permission settings for managing changes and views

eRFx and Auction Analysis to enable the sourcing process

●	Exporting survey info MS Word or Excel
●	Drill-down to any combination of questions, supplier/respondent and event evaluator results
●	Side-by-side comparison of event results and detailed breakdown by question and section
●	Sourcing dashboards for improving sourcing intelligence through custom screen layouts for prioritizing sourcing projects

Advanced Decision Optimization to guide award

●	Allocation constraints for deciding how much business to award to one or more suppliers
●	Supplier based exclusions based on suppliers, supplier groups or supplier location for providing goods or services
●	Qualitative constraints and factors applied to an item or set of supplier items graded based on various attributes and ranked based on attributes
●	Limit constraints and factors for setting award maximums on items and groups of items
●	Discount constraints based on volumes or pre-specified dollar values
●	Freight bracket optimization based on estimated and optimized freight brackets

Supplier Discovery and Collaboration

●	Supplier self-review – Allowing suppliers to enter and submit their own data and provides internal managers the ability to verify or reject individual pieces of supplier profile information
●	Supplier discovery and registration - Allow suppliers to find buying organization efficiency and introduce opportunity for new sourcing opportunities

Supplier Information Management

●	Supplier profiles – collect and manage data in several formats that aligns with business requirements.
●	Supplier risk management – minimize supplier risk issues by monitoring unqualified suppliers time, labor and inaccuracies
●	Supplier monitoring – keeping supplier information up-to-date by assigning expiration dates to supporting documents and triggering auto email notifications to internal and supplier stakeholders

Supplier Performance Measurement and Analysis

●	Supplier Scorecards– establish metrics that are custom built to measure performance against suppliers
●	Performance analysis – analyze performance data with reporting tools that show trends in supplier performance and compare across multiple suppliers over specific time ranges
●	Supplier self-assessment – monitor supplier self-assessment scores besides internal evaluator scores for getting a multi-facet view of supplier performance

SmartAnalytics

With Selectica SmartAnalytics, users can view, manage and create reports and analytics that provide business insiders across Selectica solutions and enable users to identify savings opportunities, non-compliance, opportunities for process efficiencies and many more. As SmartAnalytics spans many process disciplines, we believe the solution will be beneficial across organizational boundaries, including to Procurement, Finance, Supply Chain, Legal and Risk.

We believe our SmartAnalytics provides the following features:

●	Users can create custom reports or modify report properties
●	View reports in a number of formats including Pareto, heat map, block, or Google Maps
●	Annotate charts with notes
●	Utilize complex calculations as part of report creation
●	Event driven notification for critical scenarios
●	Aggregate data from multiple data sources

Selectica Configuration Solution (Configuration)

Selectica Configuration Solution technology enables enterprise organizations to create valid product and service combinations that satisfy customer requirements to automate product, solution, and sales Configuration for complex product and service offerings. The Configurator enables sales reps and channel partners to recommend the best combination of products and services, construct accurate quotes, and get contracts signed fast. With powerful, constraint-based Configuration, step-by-step guided selling, and streamlined workflows for quote, proposal, and contract management, Selectica Configuration Solution takes enterprise sales to the next level, increasing average deal size, accelerating sales cycles, and making global business faster and more efficient.

Employees

 As of March 31, 2015, we had a total of 117 employees, 8 of which are located in the United Kingdom and 109 of which are located in the United States. Of the total, 14 are engaged in research and development, 45 are engaged in professional services, 45 are engaged in sales and marketing, and 13 are engaged in general & administrative. We also have approximately 73 individuals contracted through our Odessa, Ukraine facility, 38 in professional services, 29 engineers in research and development and 6 are engaged in general and administrative. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Selectica Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract lifecycle management and sales Configuration solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solutions acting under our direction. As of March 31, 2015, the Professional Services organization had 45 employees, as well as approximately 38 individuals contracted through our Odessa, Ukraine facility as noted below.

Sales and Marketing

We sell our ECLM, Supply Management and Configuration cloud solutions primarily through our direct sales force along with strategic and OEM partners. As of March 31, 2015, our sales team consisted of 30 employees and our marketing team consisted 15 of employees.

Our ECLM, SM and Configuration direct sales force is complemented by business partners, supported by telesales and system engineering resources. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience. We have also developed specific partner relationships to expand our solutions and domain expertise into various targeted markets. We believe that the cultivation and integration of these support networks assists in both the establishment and enhancement of customer relationships.

Our marketing department is engaged in revenue-centered, sales-support and awareness-building activities, such as lead generation programs, web marketing, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.

Research and Development

To date, we have invested substantial resources in research and development. As of March 31, 2015, we had 14 full-time technical writing specialists, as well as approximately 29 engineers contracted through our Odessa, Ukraine facility as noted below. Our team primarily works on product development, enhancements, documentation, and quality assurance. For the fiscal years ended March 31, 2015 and 2014, we incurred approximately $3.7 million and $2.8 million, respectively on research and development.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of the product subscription or license arrangement.

International Operations

During fiscal 2011, we entered into a relationship with a third party that opened a research and operations center in Odessa, Ukraine. This facility represents a significant investment for us as we continue to execute on our global expansion strategy. Our operations in Ukraine with our third-party partner have not been materially affected by the recent political events in that country, and we have put certain contingency plans in place to minimize any disruption. As of March 31, 2015, as of result of our acquisition of Iasta and Iasta Resources, we have 8 employees working in the United Kingdom. As of March 31, 2014, we had two contractors performing sales services in Europe, both of whom were terminated during fiscal year 2015.

Competition

The market for cloud-based software solutions in general, including our Sourcing, Supplier Management and Contract Management and Configuration solutions, continues to rapidly change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from companies such as SAP, Apptus, Coupa and IBM, as well as (i) software companies that offer integrated solutions or specific products that compete with our ECLM Configuration solutions, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations. Some of these competitors are larger than us and may only compete in a segment of ours.

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

We incurred net losses of approximately $13.7 million and $8.2 million for the fiscal years ended March 31, 2015 and 2014, respectively. We had an accumulated deficit of approximately $288 million as of March 31, 2015. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company, we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

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

Our revenues are dependent on orders from a relatively small number of customers. We derived 16% of our revenues from our top three customers in fiscal year 2015, and 25% in fiscal year 2014. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be significantly harmed.

Our annual and quarterly revenues and operating results are inherently unpredictable and subject to fluctuations, and as a result, we may fail to meet the expectations of securities analysts and investors, which could cause volatility or adversely affect the trading price of our common stock.

The Company generates revenue by providing its Software-as-a-Service (“SaaS”) solutions through subscription license arrangements and related professional services, as well as through perpetual and term licenses and related software maintenance and professional services.  The Company recognizes revenue in accordance with generally accepted accounting standards for software and service companies.  The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) fees are fixed or determinable and (4) collectability is probable. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

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

Our ECLM customers license our software in a number of ways including subscription licenses and perpetual licenses, which may be hosted in our third-party hosting center or on the customer’s own facilities. Historically the bulk of our license revenues have come from perpetual licenses which, if revenue recognition requirements are met, are recognized upon execution or release of contingencies, if any

Based upon the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. In some future period, our operating results may be below the expectations of public market analysts and investors, which could cause volatility or a decline in the price of our common stock.

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

Developments in the market for cloud-based software solutions, including our ECLM and Configuration solutions, may harm our operating results, which could cause a decline in the price of our common stock.

The market for cloud-based software solutions, including ECLM and Configuration solutions, is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems. With the transition of our focus to a subscription sales SaaS model which may help address certain market challenges, the rapid change in the marketplace nonetheless poses a number of concerns. Any decrease in technology infrastructure spending may reduce the size of the market for our solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for our solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly held and private software companies that offer integrated solutions or specific contract management and/or sales Configuration solutions and (ii) internally developed solutions. Existing and potential competitors include public companies such as Oracle Corporation, Ariba, OpenText and SAP, as well as companies such as IBM and SciQuest.

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

Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training and, to a lesser extent, perpetual license sales. Professional services generated 22% and 23% of our total revenues during the fiscal years ended March 31, 2015 and 2014, respectively.  Our professional services revenues have incurred losses more than recurring revenues. We often charge for our professional services on a fixed-fee basis. If we are required to spend more hours than planned without being able to bill for customers, our cost of services revenues could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

If new versions and releases of our products contain errors or defects, we could suffer losses and negative publicity, which would adversely affect our business and operating results.

Complex software products such as ours may contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered defects in our products and provided product updates to our customers to address such defects. Our products and other future products may contain defects or errors that could result in lost revenues, a delay in market acceptance or negative publicity, each which would significantly harm our business and operating results.

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

We may fail to realize the anticipated benefits of our recent acquisitions.

On June 2, 2014, the Company entered into an Agreement and Plan of Merger, with Selectica Sourcing Inc., a Delaware corporation and wholly owned subsidiary of the Company, Iasta.com, Inc., an Indiana corporation (“Iasta.com”), Iasta Resources, Inc., an Indiana corporation (“Iasta Resources” and, together with Iasta.com, “Iasta”) and the shareholders of Iasta pursuant to which the Company acquired Iasta on July 2, 2014 (the “Iasta Acquisition”).  The combined company has less than one year of operations, and we may fail to realize the expected benefits of the Iasta Acquisition if we are not able to fully integrate the two businesses.

In addition, on March 30, 2015, the Company entered into an Agreement and Plan of Merger with Selectica France SAS, a French société par actions simplifiée (pending incorporation) and wholly owned subsidiary of the Company, b-pack SAS, a French société par actions simplifiée (“b-pack”), and the shareholders of b-pack, pursuant to which the Company would acquire b-pack (the “b-pack Acquisition”). The b-pack Acquisition is anticipated to close during the Company’s first fiscal quarter of the 2016 fiscal year.

The success of the b-pack Acquisition will depend on, among other things, our ability to combine our business with the business of b-pack in a manner that does not materially disrupt existing relationships and that allows us to achieve anticipated operational synergies.  We will face significant challenges in combining b-pack’s operations into our operations in a timely and efficient manner, in part due to the fact that b-pack’s primary operations are in France, and the Company historically has not had a meaningful operational presence in France.  The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in us not achieving the anticipated benefits of the b-pack Acquisition.

The closing of the b-pack Acquisition is subject to the satisfaction of a number of closing conditions, including certain third-party and governmental consents being obtained, the absence of a material adverse change to the assets, liabilities, results of operations or financial condition of b-pack, and the parties’ compliance with other customary requirements.  A delay in the closing of the b-pack Acquisition or a failure to consummate the b-pack Acquisition may inhibit our ability to execute our business plan.

Additionally, we have made certain assumptions relating to the forecast level of cost savings, synergies and associated costs of the b-pack Acquisition, which assumptions may be inaccurate based on the information available to us, including as the result of the failure to realize the expected benefits of the b-pack Acquisition, higher than expected transaction and integration costs, as well as general economic and business conditions that may adversely affect the combined company following the completion of the b-pack Acquisition.

The combination of our business with the b-pack business will require significant management attention, and we expect to incur substantial costs because of integration challenges.

The combined company will be required to devote significant management attention and other resources to integrating the two businesses.  We may not successfully complete the integration of our operations in a timely manner and may experience disruptions in relationships with customers, suppliers and employees as a result.

We expect to incur substantial costs integrating the companies’ operations, product offerings, and personnel, which cannot be estimated accurately at this time.  Although we expect that the realization of efficiencies related to the integration of the business will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved.  If the total costs of the integration exceed the anticipated benefits of the b-pack Acquisition, our results of operations could be adversely affected.

Some of our customers are hosted by a third-party provider.

Some of our ECLM customers’ licenses are hosted by a third-party data center provider under contract to us. Failure of the data center provider to maintain service levels as contracted could result in customer dissatisfaction, customer losses and potential product warranty or performance liabilities.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of our company.

Provisions of our amended and restated certificate of incorporation, as amended to date, and amended and restated bylaws, Delaware law and our stockholder rights agreement, as amended to date, may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

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

Risk Related to Ownership of Common Stock

Our stock price could decline because of the potentially dilutive effect of the b-pack Acquisition and recent financing activities.

The aggregate purchase price for the b-pack Acquisition is 1,841,244 shares of common stock of the Company (the “Acquisition Shares”) and $1.25 million in cash.  Following the closing of the b-pack Acquisition, the Company would issue options to certain b-pack employees to purchase up to an aggregate of 700,000 shares of Common Stock of the Company, as employment inducement awards (the “Inducement Grants”).  Assuming the b-pack Acquisition is completed, the Acquisition Shares are issued in full and the Inducement Grants are exercised in full, an additional 2,541,244 shares of common stock will be issued and outstanding, diluting our stockholders.  Any additional acquisitions in the future using Company stock as consideration could result in further dilution to our stockholders.

On February 6, 2014, the Company entered into a Purchase Agreement with certain institutional funds and other accredited investors, and a Subscription Agreement with certain members of the Company’s management and board of directors (collectively, the “Investors”), pursuant to which the Company sold and issued 118,829.1 shares of Series F Convertible Preferred Stock (which converted into 1,188,291 shares of common stock of the Company upon stockholder approval on May 5, 2015) and 65,955 shares of common stock, for an aggregate number of shares equal to 1,254,246 (on an as-converted basis).  In addition, the Company issued to the investors warrants to purchase an aggregate of 627,118 shares of common stock (the “Warrants”).

On March 11, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Lloyd I. Miller, III (“Mr. Miller”), the Company’s largest stockholder, and MILFAM II L.P. and the Lloyd I. Miller Trust A-4, two affiliates of Mr. Miller (collectively the “Debt Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “Notes”) to the Debt Investors in the aggregate principal amount of $3 million. The Notes are due on March 11, 2020. The Company has the option to pay any amounts of interest due under the Notes by converting such interest into shares of common stock of the Company at a conversion price of $5.70 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date), based upon an interest rate amount calculated at 10% per year, provided that the Company is not then under default under the Notes or related financing agreements. The outstanding principal and interest under the Notes may be converted into shares of Company common stock at the sole option of the Debt Investors at any time prior to the maturity date, at a conversion price of $5.70 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date).

Assuming conversion in full all obligations under the Notes at the end of the term, approximately an additional 789,473 shares of common stock will be issued and outstanding, diluting our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of the Warrants.  Additionally, sales in the public market of the Acquisition Shares or the shares of common stock acquired upon conversion of the Notes or exercise of the Warrants, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

The Investors and Debt Investors have substantial voting power on matters submitted to a vote of stockholders.

Based on 9,214,083 shares of common stock outstanding as of June 12, 2015, the shares of common stock issued or issuable to the Investors, and the shares of common stock issuable to the Debt Investors upon conversion of the Notes, would represent, in the aggregate, approximately 26.7% of the voting power of our stock.  Additionally, Mr. Miller, together with his affiliated entities, participated in the equity financing and the debt financing described above and is the Company’s largest existing stockholder.  Because the Investors and Debt Investors own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.

In addition, the ownership by the Investors and Debt Investors of a substantial percentage of our total voting power could make it more difficult and expensive for a third party to pursue a change of control of the Company, even if a change of control would generally be beneficial to our stockholders.

We have agreed to give the Investors the right to participate in subsequent stock issuances.

Under the terms of the equity financing Purchase Agreement described above, the Company has agreed that if it issues and sells any new equity securities, subject to certain exceptions, the Investors would have the right to purchase a portion of those new securities so as to permit each of them to maintain their proportional ownership in our stock.  The existence of this right may make it more difficult for us to obtain financing from third parties that do not wish to have any of the Investors participating in their financing.

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

 In connection with the acquisition of Iasta, we assumed leases for offices in Carmel, Indiana and in London, United Kingdom. The lease in Indiana, dated January 7, 2008, and as amended on June 5, 2009, is for approximately 9,948 square feet of office space, expires April 13, 2016 and carries a base rent of $1.80 per rentable square foot, escalating 9% in the last two years of the lease.

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

As of May 31, 2015, there were approximately 101 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders.

	High	Low
Fiscal 2015
First Quarter	$6.88	$5.85
Second Quarter	$6.61	$5.60
Third Quarter	$6.11	$5.18
Fourth Quarter	$6.82	$4.54
Fiscal 2014
First Quarter	$9.17	$8.00
Second Quarter	$9.00	$5.04
Third Quarter	$7.06	$5.45
Fourth Quarter	$7.18	$6.36

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2015, certain information regarding our equity compensation plans.

	A	B	C

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
	(in thousands, except for per share amounts below)
Equity compensation plans approved by stockholders	596	$6.20	$379	(1)(2)
Equity compensation plans not approved by stockholders	851	$6.54	$185
Total	1,447	$6.46	$564

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)	Effective November 7, 2012 there is no provision to automatically increase the number of shares reserved for issuance under our equity compensation plans approved by stockholders.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Whether or not a dividend will be paid in the future will be determined by our Board of Directors. The Series F Convertible Preferred Stock (the “Series F Stock”) was not entitled to a liquidation or dividend preference. If the Series F Stock had not been converted into Common Stock following stockholder approval on May 5, 2015, beginning on May 15, 2015, the Series F Stock would have been entitled to 10% accruing dividends per annum. The dividends would have been payable quarterly in cash, beginning on June 30, 2015.

Recent Sales of Unregistered Securities

Reference is made to the description of our sale and issuance of unregistered shares of common stock, shares of Series E Convertible Preferred Stock and warrants and options to purchase shares of common stock on July 2, 2014, as disclosed in our Current Report on Form 8-K previously filed on June 5, 2014 and Form 8-K previously filed on June 6, 2014, as amended by our Current Report on Form 8-K/A previously filed on June 11, 2014, and as supplemented by our Current Report on Form 8-K previously filed on July 3, 2014, which are incorporated herein by reference (excluding Item 2.02 and Exhibit 99.2 of Form 8-K filed on June 5, 2014 and Item 2.02 and Exhibit 99.1 of Form 8-K filed on February 9, 2015).

Reference is made to the description of our sale and issuance of unregistered shares of common stock, shares of Series F Stock and warrants to purchase shares of common stock on February 6, 2015, as disclosed in our Current Report on Form 8-K previously filed on February 9, 2015, which is incorporated herein by reference.

Reference is made to the description of our sale and issuance of unregistered securities on March 11, 2014, as disclosed in our Current Report on Form 8-K previously filed on March 16, 2015.

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

Selectica’s SmartContracts, cloud solution combines a single, company-wide contract repository with a flexible workflow engine capable of supporting each organization’s unique contract management processes. Our cloud-based solution streamlines contract processes, from request, authoring, negotiation, and approval through ongoing obligations management, analysis, reporting, and renewals. It helps companies take control of their contract management processes by converting from paper-based to electronic repositories and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other purposes. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

Selectica’s Configuration Solution is a cloud solution that streamlines the management and dissemination of complex product information enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Configuration solution can be seamlessly integrated with leading CRM systems, as well as ERP systems like Oracle and SAP, to ensure that the latest product, customer, and pricing data is always being used. This helps to simplify and automate the Configuration, pricing, and quoting of complex products and services. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Summary of Operating Results for Fiscal 2015

During the fiscal year ended March 31, 2015, our total revenues increased by 32% or $5.09 million, to $20.9 million compared with total revenues of $15.8 million for the fiscal year ended March 31, 2014. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, manage application services, and hosting revenues, totaled $16.2 million or 78% of total revenues, representing an increase of $4.0 million, or 33% over fiscal 2014. Non-recurring revenues, comprised of revenues from professional services for system implementations, enhancements, and training, totaled $4.7 million, or 22%, of total revenues, representing an increase of $1.1 million or 30% over fiscal 2014. The increase in recurring and non-recurring revenues year over year resulted primarily from the acquisition of Iasta in the first quarter of fiscal 2015.

During the fiscal year ended March 31, 2015, our net loss increased by 68% or $5.57 million to $13.7 million compared to a net loss of $8.18 million for the fiscal year ended March 31, 2014. The most significant factors affecting the increase of our net loss were (i) a decrease of $0.5 million in gross margin related to non-recurring revenues, and (ii) an increase in operating expenses in connection with the acquisition of Iasta and our ongoing investments in new and differentiated product offerings and additional headcount.

Shift in Business Model

In response to market demand, beginning in fiscal 2012, and continuing in fiscal 2015, we have shifted our primary business focus from the sale of perpetual licenses to subscription license arrangements for our cloud-based solutions. Our business and revenue model is now focused on recurring revenues. This shift has adversely affected our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements will help to increase our ability to attract new customers and improve the predictability of our revenues and cash flows by reducing our dependency on the larger, perpetual licensing arrangements. Despite the shift in our business model to focus more on our subscription licensing arrangements, which has had the corresponding effect of increasing our recurring revenue, our customers have varied preferences for how they want to deploy our solutions. As such, we will continue to offer and support the traditional software license model that some of our customers still prefer.

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

We consider our recognition of revenue, collectability of accounts receivable, calculation of liabilities and stock-based compensation to be the most critical judgments that are involved in the preparation of the consolidated financial statements.

Results of Operations

Revenues

	2015	2014	Change
	(in thousands, except percentages)
Recurring revenues	$16,207	$12,210	3,997
Percentage of total revenues	78%	77%	1%
Non-recurring revenues	$4,670	$3,579	1,091
Percentage of total revenues	22%	23%	(1%	)
Total revenues	$20,877	$15,789	5,088

Recurring revenues. Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Our fiscal 2015 recurring revenues increased by $4.0 million from the prior year. Subscription revenue growth continued to drive the overall growth in recurring revenues. Subscription and hosting revenues grew to $10.2 million for fiscal year 2015, compared to $5.3 million for fiscal year 2014, representing a 92% increase year over year. These increases in recurring revenue were mainly due to the acquisition of Iasta. Maintenance revenues were $6.0 million for fiscal year 2015, compared $6.9 million for fiscal year 2014, representing a 13% decrease year over year. Recurring revenues continue to account for over 78% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of professional services for system implementations, enhancements, and training. The increase in our fiscal 2015 as compared to our fiscal 2014 was primarily due to the acquisition of Iasta. Our fiscal 2015 non-recurring revenue increased by $1.1 million from the prior year. These increases in non-recurring revenue were mainly due to the acquisition of Iasta.

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

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2015	2014
	(in thousands, except percentages)
Revenues from Customer A	$2,102	$2,263
Percentage of total revenues	10%	14%

Sales to foreign customers accounted for only 13% of total revenue, and only 4% of revenues were denominated in foreign currency in fiscal 2015.

Cost of Revenues

	2015	2014	Change
Cost of recurring revenues	$5,026	$2,823	2,203
Percentage of total cost of revenue	41%	33%	8%
Cost of non-recurring revenues	$7,277	$5,738	1,539
Percentage of total cost of revenue	59%	67%	(8%	)
Total cost of revenues	$12,303	$8,561	3,742

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data center, a fixed allocation of our research and development costs, and salaries and related expenses of our support organization.  During fiscal 2015, cost of recurring revenues increased $2.2 million or 78% compared to the prior year primarily due to the acquisition of Iasta.

We expect recurring cost of revenues to increase in absolute dollars in fiscal 2016.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During fiscal 2015, these costs increased by approximately $1.5 million primarily due to the acquisition of Iasta and increase in headcount, as well as some additional costs incurred in certain projects that were not billable to customers.

We expect cost of non-recurring revenues to increase in absolute dollars in fiscal 2016.

Gross Profit and Margin

Gross profit was $8.6 million, or 41% of revenues, in fiscal 2015 compared with $7.2 million, or 46% of revenues, in fiscal 2014. The decrease in gross profit percentage during fiscal year 2015 resulted from lower gross margins from our non-recurring revenues due to decrease in revenue in professional services during fiscal 2014.

Gross Margin—Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2015 and 2014 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

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

Operating Expenses

	2015	2014
Total research and development	$3,713	$2,843
Percentage of total revenues	18%	18%

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The increase in research and development expenses of $0.9 million in fiscal 2015 compared to fiscal year 2014 was primarily due to the acquisition of Iasta and $0.3 million of impairment of software development costs, offset by the capitalization of $2.0 million of software development costs.

We expect research and development expenditures to remain relatively flat in fiscal 2016.

	2015	2014
Sales and marketing	$12,697	$8,313
Percentage of total revenues	61%	53%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2015, sales and marketing expenses increased $4.4 million primarily due to the acquisition of Iasta. and $0.3 million in advertising, online marketing and marketing seminars. We expect increases in sales and marketing expenses in fiscal 2016 compared to fiscal 2015 both in absolute dollars and as a percentage of total revenues.

	2015	2014
General and administrative	$8,788	$4,984
Percentage of total revenues	42%	32%

General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, acquisition related costs, bad debt expense and certain allocated expenses. General and administrative expenses increased $3.8 million in fiscal 2015 compared with fiscal 2014 primarily due to the acquisition of Iasta and increase in headcount. Acquisition related costs consist mainly of legal fees, accounting and bank fees. We expect modest increases in general and administrative expenses in fiscal 2016 compared to fiscal 2015 in absolute dollars, primarily due to exploration of additional strategic acquisitions, stock-based compensation expense due to restricted stock grants made in fiscal 2015 and hiring of additional employees.

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

Provision for Income Taxes

Due to our net loss, we did not record income tax expense for fiscal 2015, 2014.  As of March 31, 2015 the Company had federal and state operating loss carryforwards of approximately $40.1 million and $38.2 million, respectively. As of March 31, 2015, the Company also had federal and state research and development tax credit carryforwards of approximately $51,000 and $5.0 million respectively.

The fiscal 2015 and 2014 tax provisions vary from the expected provision or benefit at the U.S. federal statutory rate due to the recording of valuation allowances against our U.S. operating loss carryforwards and the effects of different tax rates in our foreign jurisdictions. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

	2015	2014
	(in thousands)
Cash, cash equivalents and short-term investments	$13,178	$16,907
Working capital	$(117)	$6,158
Net cash used for operating activities	$(11,635)	$(9,362)
Net cash used for investing activities	$(6,464)	$(1,031)
Net cash provided by financing activities	$14,370	$15,202

Our primary sources of liquidity consisted of approximately $13.2 million in cash and cash equivalents as of March 31, 2015, $7.4 million of which was received from our short-term credit facility. This compares to approximately $16.9 million in cash, cash equivalents and short-term investments as of March 31, 2014, $6.9 million of which was received from our short-term credit facility.

Net cash used for operating activities was $11.6 million for the twelve months ended March 31, 2015, resulting primarily from our net loss of $13.7 million, adjusted for non-cash expenses totaling $4.5 million, which included amortization and depreciation, impairment charge, beneficial conversion feature and stock-based compensation expense.

Net cash used for operating activities was $9.4 million for the twelve months ended March 31, 2014, resulting primarily from our net loss of $8.1 million, adjusted for non-cash expenses totaling $1.3 million, which included depreciation and stock-based compensation expense.

Net cash used for investing activities was $6.5 million for the fiscal year ended March 31, 2015, resulting primarily from the acquisition of Iasta.

Net cash used for investing activities was $1.0 million for the fiscal year ended March 31, 2014, resulting primarily from the purchase of capital assets and short-term investments.

Net cash provided by financing activities was $14.4 million for the fiscal year ended March 31, 2015, resulting primarily from $3.0 million received from the issuance of debt and $12.4 million received from sale of preferred stock and warrants offset by $0.9 million of payment of credit facility and note inherited from the acquisition of Iasta.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 years	5 Years
Operating lease—real estate	$905	$577	$328	$-	$-
Seal Software Royalty	300	300	-	-	-
Loan from Lloyd I. Miller, III	3,000	-	-	3,000	-
Credit facility	7,447	7,447	-	-	-
Total	$11,652	$8,324	$328	$3,000	$-

Our contractual obligations and commercial commitments at March 31, 2015 were approximately $11.7 million.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

 Selectica, Inc.

We have audited the accompanying consolidated balance sheets of Selectica, Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended March 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Selectica, Inc. at March 31, 2015 and March 31, 2014, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ARMANINO LLP

San Jose, California

 June 29, 2015

SELECTICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	March 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$13,178	$16,907
Accounts receivable, net of allowance for doubtful accounts of $205 and $247 as of March 31, 2015 and March 31, 2014, respectively	5,203	3,006
Restricted cash	34	-
Prepaid expenses and other current assets	1,647	689
Total current assets	20,062	20,602

Property and equipment, net	290	312
Capitalized software development costs, net	2,258	856
Goodwill	7,702	-
Other intangibles, net	6,453	-
Other assets	521	30
Total assets	$37,286	$21,800

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$7,447	$6,949
Accounts payable	1,535	1,371
Accrued payroll and related liabilities	910	648
Other accrued liabilities	1,877	345
Deferred revenue	8,410	5,131
Total current liabilities	20,179	14,444

Long-term deferred revenue	22	618
Convertible note, net of debt discount	2,900	-
Other long-term liabilities	167	-
Total liabilities	23,268	15,062

Commitments and contingencies (Notes 9 and 10):
Redeemable Convertible Preferred Stock:
Series F and Series D redeemable convertible preferred stock, $0.0001 par value, designated, issued and outstanding shares: 118,829 shares at March 31, 2015 and 680,047 at March 31, 2014, respectively	4,895	3,653

Stockholders' Equity:
Common stock, $0.0001 par value: Authorized: 15,000 shares at March 31, 2015 and 2014; Issued: 8,019 and 4,790 shares at March 31, 2015 and 2014, respectively; Outstanding: 7,923 and 4,694 shares at March 31, 2015 and 2014, respectively	5	4
Additional paid-in capital	297,866	278,083
Treasury stock at cost - 96 shares at March 31, 2015 and 2014	(472)	(472)
Accumulated deficit	(288,276)	(274,530)
Total stockholders' equity	9,123	3,085
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$37,286	$21,800

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data )

	Fiscal Years Ended March 31,
	2015	2014
	(in thousands, except per share amounts)

Revenues:
Recurring revenues	$16,207	$12,210
Non-recurring revenues	4,670	3,579
Total revenues	20,877	15,789

Cost of revenues:
Cost of recurring revenues	5,026	2,823
Cost of non-recurring revenues	7,277	5,738
Total cost of revenues	12,303	8,561

Gross profit:
Recurring gross profit	11,181	9,387
Non-recurring gross (loss)	(2,607)	(2,159)
Total gross profit	8,574	7,228

Operating expenses:
Research and development	3,713	2,843
Sales and marketing	12,697	8,313
General and administrative	8,788	4,984
Restructuring costs	-	227
Total operating expenses	25,198	16,367

Loss from operations	(16,624)	(9,139)

Decrease in fair value of warrant liability	-	982
Other income (expense), net	(72)	(22)

Net loss before income taxes	(16,696)	(8,179)
Benefit for income taxes	2,950	-
Net Loss	$(13,746)	$(8,179)

Redeemable preferred stock accretion	3,691	3,513
Net loss attributable to common stockholders	$(17,437)	$(11,692)

Basic and diluted net loss per share (Note 15)	$(1.89)	$(2.13)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	7,276,585	3,843,811

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

 (In thousands, except share and per share data)

	Convertible Redeemable				Additional				Total
	Preferred Shares		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at March 31, 2013	—	—	2,982,907	$4	$267,339	(95,653)	$(472)	$(266,351)	$520
Issuance of common stock, redeemable convertible Series C preferred stock, and warrants through a private placement, net of issuance costs of $437,000	231,518	846	668,249	—	1,875	—	—	—	1,875
Value of benefical conversion feature in Series C preferred stock	—	(846)	—	—	846	—	—	—	846
Accretion of preferred Series C stock to redemption value	—	228	—	—	(775)	—	—	—	(775)
Conversion of Series C redeemable preferred stock to common stock	(231,518)	(1,621)	231,518	—	1,621	—	—	—	1,621
Reclassification of warrants from liability to equity upon modification	—	—	—	—	1,286	—	—	—	1,286
Issuance of common stock, redeemable convertible Series D preferred stock, and warrants through a private placement, net of issuance costs of $286,000	680,470	4,499	777,216	—	3,495	—	—	—	3,495
Value of benefical conversion feature in Series D preferred stock	—	(1,345)		—	1,345				1,345
Accretion of preferred Series D stock to redemption value	—	1,892	—	—	(1,892)	—	—	—	(1,892)
Warrants to purchase common stock issued in connection with Series D private placement	—	—	—	—	1,789	—	—	—	1,789
ESPP purchase	—	—	37,553	—	257	—	—	—	257
Issuance of restricted stock, net of repurchase	—	—	89,053	—	(233)	—	—	—	(233)
Exercise of stock options	—	—	3,967	—	(19)	—	—	—	(19)
Stock-based compensation expense	—	—	—	—	1,149	—	—	—	1,149
Net Loss	—	—	—	—	—	—	—	(8,179)	(8,179)
Balance at March 31, 2014	680,470	$3,653	4,790,463	$4	$278,083	(95,653)	$(472)	$(274,530)	$3,085

Conversion of Series D redeemable preferred stock to common stock, net of issuance costs of $53,000	(680,470)	(3,653)	690,274	—	3,653	—	—	—	3,653
Issuance of common stock, redeemable convertible Series E preferred stock, and warrants through a private placement, net of issuance costs of $100,000	124,891	6,419	—	—	—	—	—	—	—
Value of benefical conversion feature in Series E preferred stock	—	(1,571)	—	—	1,571	—	—	—	1,571
Accretion of preferred Series E stock to redemption value	—	2,645	—	—	(2,645)	—	—	—	(2,645)
Warrants to purchase common stock issued in connection with Series E private placement	—	—	—	—	809	—	—	—	809
Conversion of Series E redeemable preferred stock to common stock, net of issuance costs	(124,891)	(7,493)	1,248,905	1	7,492	—	—	—	7,493
Issuance of stock in consideration of Merger	—	—	1,000,000	—	6,610	—	—	—	6,610
Issuance of redeemable convertible Series F preferred stock, and warrants through a private placement, net of issuance costs of $350,000	118,829	4,413	—	—	—	—	—	—	—
Value of benefical conversion feature in Series F preferred stock	—	(564)	—	—	564	—	—	—	564
Accretion of preferred Series F stock to redemption value	—	1,046	—	—	(1,046)	—	—	—	(1,046)
Warrants to purchase common stock issued in connection with Series F private placement	—	—	—	—	678	—	—	—	678
Beneficial conversion feature for convertible note	—	—			100	—	—	—	100
ESPP purchase	—	—	48,833	—	215	—	—	—	215
Exercise of stock options	—	—	1,718	—	—	—	—	—	—
Issuance of restricted stock, net of witholding employee taxes	—	—	238,375	—	(756)	—	—	—	(756)
Stock-based compensation expense	—	—	—	—	2,538	—	—	—	2,538
Net Loss	—	—	—	—	—	—	—	(13,746)	(13,746)
Balance at March 31, 2015	118,829	$4,895	8,018,568	$5	$297,866	(95,653)	$(472)	$(288,276)	$9,123

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Years Ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(13,746)	$(8,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,530	246
Loss on disposition of property and equipment	-	23
Impairment of capitalized software	340	-
Stock-based compensation expense	2,538	1,149
Change in fair value of warrant liability	-	(982)
Changes in assets and liabilities, net of business combination:
Accounts receivable (net)	421	449
Restricted cash	(34)	-
Prepaid expenses and other current assets	(505)	164
Other assets	(2)	9
Accounts payable	(195)	359
Accrued restructuring costs	-	(232)
Accrued payroll and related liabilities	(421)	(334)
Other accrued liabilities and long term liabilities	158	162
Deferred revenue	(2,989)	(2,177)
Deferred tax Liability	1,270	-
Net cash used in operating activities	(11,635)	(9,343)

Investing activities
Purchase of property and equipment	(51)	(121)
Capitalized software	(1,962)	(910)
Purchase of business, net of cash	(4,451)	-
Net cash used in investing activities	(6,464)	(1,031)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	12,319	-
Employee taxes paid in exchange for restricted stock awards forefeited	(578)	949
Issuance of common stock under employee stock plan	213	-
Credit facility borrowing, net	498	-
Credit facility payment	(655)	(232)
Repayment of note Payable	(277)	239
Issuance of Convertible Note, net	3,000	-
Issuance of cost associated with promissory note	(150)	14,227
Net cash provided by financing activities	14,370	15,183
Net increase (decrease) in cash and cash equivalents	(3,729)	4,809
Cash and cash equivalents at beginning of the period	16,907	12,098
Cash and cash equivalents at end of the period	$13,178	$16,907

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$35
Beneficial conversion feature for convertible redeemable preferred stock	$2,135	-
Accretion of preferred series stock to redemption value	$3,691	-
Conversion of Series D and E redeemable preferred stock to common stock	$11,145	1,621
Issuance of shares in business combination	$6,610	-
Assumption of debt in connection with business combination	$932	-

The accompanying notes are an integral part of these consolidated financial statements.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business

Selectica, Inc. (the “Company” or “Selectica”) is a leading provider of enterprise contract management, supply management, and configuration solutions. Since 1996, Selectica has helped global companies actively manage their contracts throughout the sales, procurement, and legal life cycle. Selectica's contract lifecycle management, strategic sourcing, and purchasing solutions drive business value by assisting organizations in managing contracts profitably, effectively accelerating revenue opportunities, and minimizing risk through compliance. Our patented technology assists customers across a myriad of industries—including high-tech, telecommunications, manufacturing, healthcare, and financial services—to accelerate and streamline contract management, sales processes, spend analysis, procurement intelligence, sourcing, and supplier lifecycle management. Selectica also provides a powerful configuration engine, which Fortune 500 companies use to increase revenue by facilitating the right combination of products, services, and price.

2.	Summary of Significant Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Change in Presentation of Financial Statements

In the prior year ended March 31, 2014, the Company changed the presentation of its financial statements to include third party consulting costs related to our Selectica Configuration Solutions in its cost of sales. Previously, these costs were included in research and development expenses.  Reclassifications of $0.2 million from research and development expense to recurring cost of sales were made in fiscal 2014, to conform to the current year’s presentation.  This reclassification of the prior year amounts does not change the previously reported operating loss or net loss.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Restricted Cash

The Company’s restricted cash consist of certificates of deposits for our credit card for our office in the UK.

Accounts Receivable, Net of Allowance for Doubtful Accounts

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements is the shorter of the lease term or estimated useful life.

Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of an acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, and acquired technology. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There was no impairment charge recorded during the year ended March 31, 2015.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and an identifiable intangible asset acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There was no impairment charge recorded during the year ended March 31, 2015.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue for the last two fiscal years:

	Fiscal Year Ended March 31,
	2015	2014
	(in thousands, except percentages)
Customer A	10%	14%

Customers who accounted for at least 10% of gross accounts receivable were as follows:

	Fiscal Year Ended March 31,
	2015	2014
	(in thousands, except percentages)
Customer B	15%	29%

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

For professional services and subscription services, the Company has not established VSOE due to lack of pricing consistency, and other factors. Accordingly, the Company uses its BESP to determine the relative selling price.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2015 and 2014 was approximately $614,000 and $209,000 respectively.

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

Capitalized software costs are amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the asset. Capitalized software developments costs are evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software would be considered impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software. During the years ended March 31, 2015 and 2014, the Company recorded impairment charges of $0.3 million and $0, respectively, related to our capitalized software development costs. These impairment charges are included in R&D expenses in the accompanying consolidated statements of operations (see Note 7).

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

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the fiscal years ended March 31, 2015 and 2014, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland, Germany, Hong Kong, Ireland, Norway and the United Kingdom.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	Fiscal Years Ended March 31,
	2015	2014
	(in thousands, except percentages)
International Revenues	13%	10%
Domestic Revenues	87%	90%
Total Revenues	100%	100%

For the years ended March 31, 2015 and 2014, the Company held long-lived assets outside of the United States with a net book value of approximately $47,000 and $67,000, respectively. These assets were located in Odessa, Ukraine.

Treasury Stock

There were no stock repurchases during the fiscal year ended 2015 and 2014.

The Company had 96,000 shares of treasury stock as of March 31, 2015 and March 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-05, Intangibles−Goodwill and Other−Internal-use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning April 1, 2015. Early adoption of ASU 2015-03 is permitted. The Company will reclassify the debt issuance cost to Convertible Debt in our consolidated Balance Sheet.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Subtopic 810): Amendments to the Consolidation Analysis, to improve consolidation guidance for legal entities and affect the consolidation evaluation for reporting organizations. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or with a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2014, the FASB issued ASC 2014-09, Revenue from Contracts with Customers (Subtopic 606), which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. . We intend to adopt this update, as currently issued, in the first quarter of fiscal year 2018 at which point it will begin to affect us. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.	Acquisition

Iasta.com, Inc. and Iasta Resources, Inc.

                   On July 2, 2014, the Company completed its acquisition of Iasta.com, Inc., an Indiana corporation, and Iasta Resources, Inc., an Indiana corporation (together, “Iasta”). Pursuant to the Agreement and Plan of Merger dated June 2, 2014, among the Company, Selectica Sourcing, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Selectica Sourcing”), Iasta and Iasta’s shareholders, Iasta merged with and into Selectica Sourcing, with Selectica Sourcing continuing as a wholly owned subsidiary of the Company. The acquisition of Iasta positions the Company to provide easier access to contract management, strategic sourcing, spend management and Configuration solutions, and increases the Company’s market coverage in more locations worldwide to its customers.

 The total purchase price for Iasta included 1,000,000 shares of the Company’s common stock valued at $6.6 million, and cash of $6.5 million, adjusted for amounts related to the repayment of $0.7 million for outstanding borrowings under a line of credit, $0.3 million related to a note payable and payment of transaction costs and certain other adjustments. The total purchase price is subject to a $1.4 million cash escrow (the “Escrow”) to cover any post-closing adjustments and indemnification obligations of the former Iasta shareholders. A portion of the Escrow will be released on the 12-month anniversary of the closing of the acquisition, and the remainder of the Escrow will be released on the 18-month anniversary of the closing. Concurrent with the closing of the acquisition, the Company entered into employment agreements with certain key employees of Iasta. In addition, the Company granted options to certain employees of Iasta to purchase up to 700,000 shares of the Company’s common stock.

The assets acquired and liabilities assumed in connection with the acquisition of Iasta were recorded at their fair values as of the acquisition date. The total purchase price was comprised of the following:

(in thousands)
Cash Paid	$6,494
Total Stock value	6,610
Working Capital Adjustment	$(734)
Total Purchase Price	$12,370

Summary
(in thousands)
Cash	$1,491
Restricted cash	139
Accounts receivable	2,618
Prepaid and other Assets	314
Fixed assets, net	188
Customer relationships	4,210
Developed technology	3,170
Trade name	120
Goodwill	7,702
Other long term assets	340
Accounts payable and accrued expenses	(562)
Accrued and payroll benefits	(688)
Credit facility	(655)
Notes payable	(277)
Other current liabilities	(718)
Deferred revenue	(2,033)
Deferred tax asset - current	280
Deferred tax liability - non current	(3,269)
Total value of assets acquired and liabilities assumed	$12,370

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The purchase price allocation includes goodwill of $7.7 million, which is primarily attributable to the synergies expected to arise after the acquisition and fair value of assembled workforce. The Company incurred $0.4 million of transactional costs which is recorded as part of General and Administrative expenses during the year ended March 31, 2015. The acquired working capital has been finalized and impacted goodwill balance post acquisition date. The goodwill is not deductible for income tax purposes.

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

The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Iasta had taken place as of the beginning of each period presented. The pro forma financial information does not reflect the impact of any reorganization or operating efficiencies resulting from combining the two companies.

The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects assuming the acquisition had occurred on April 1, 2013. Acquisition related expenses are primarily included in general and administrative expenses.

	2015	2014
	(thousands, except per share data)
Revenue	$23,796	$26,271
Loss from operations	$(16,769)	$(9,139)
Net Loss	$(13,952)	$(8,179)
Basic and diluted net loss per share	$(1.92)	$(2.13)

Finalization of preliminary purchase price allocation

Under U.S. GAAP, the period that is allowed for finalizing the identification and measurement of the fair value of the assets acquired and the liabilities assumed in a business combination ends when the acquiring entity is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. At March 31, 2015, the Company determined that its measurement and recognition of assets acquired and liabilities assumed in the Iasta acquisition was recorded on a final basis.

4.	Goodwill and Purchased Intangible Assets

The following is a summary of goodwill (in thousands):

(in thousands)
Balance at beginning of fiscal year	$-
Goodwill acquired	8,436
Working Capital Adjustment	$(734)
Balance at end of fiscal year	$7,702

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following is a summary of purchased intangible assets (in thousands):

	March 31, 2015
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount		Value
Acquired developed technology	$3,170	$476	$2,694
Customer relationships	4,210	526	3,684
Trade name	120	45	75

	$7,500	$1,047	$6,453

Acquired developed technology, customer relationships, and trade name are being amortized on a straight-line basis and have weighted-average remaining useful lives of 4.25 years, 5.25 years, and 1.25 years, respectively, as of March 31, 2015. Amortization expense was $1.0 million and $0 for the years ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, amortization expense for intangible assets for each of the next five years is as follows:

Year ended March 31:	(in thousands)
2016	$1,396
2017	1,351
2018	1,336
2019	1,336
2020	919
Thereafter	115
Total	$6,453

5.	Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

On January 24, 2014, in connection with the closing of a private placement equity financing (the “January 2014 Financing”), the Company sold and issued 765,605 shares of its common stock and 68,047 shares of its newly created Series D Convertible Preferred Stock, par value $0.0001 per share (“Series D Stock”) to certain institutional funds and other accredited investors at a purchase price of $6.00 per share of common stock and $60.00 per whole share of Series D Stock (or $6.00 per one-tenth of a share of Series D Stock). In addition, the Company issued to such investors warrants to purchase common stock, initially exercisable for an aggregate of 723,030 shares (the “January 2014 Warrants”). The exercise price of the January 2014 Warrants is $7.00 per share. The January 2014 Warrants have a five-year term and became exercisable on July 24, 2014, six months following the date of issuance.

In connection with the January 2014 Financing, the Company issued to Lake Street Capital Markets, LLC (“Lake Street”), who served as the placement agent in such financing, 11,029 shares of common stock, 980.4 shares of Series D Stock, and a warrant to purchase 10,416 shares of common stock.

In addition, on July 2, 2014, the Company completed a private placement equity financing (the “2014 Second Financing”) with certain institutional and other accredited investors, pursuant to a Purchase Agreement, dated June 5, 2014, in which such investors purchased 124,890.5 shares of Series E Convertible Preferred Stock, par value $0.0001 per share (the “Series E Stock”), at a purchase price of $60.00 per whole share (or $6.00 per one-tenth of a share of Series E Stock). In addition, the Company issued to such investors warrants to purchase common stock, initially exercisable for an aggregate of 312,223 shares of common stock (the “July 2014 Warrants”). The exercise price of the July 2014 Warrants is $7.00 per share. The July 2014 Warrants have a five-year term and became exercisable upon stockholder approval on August 27, 2014. The total proceeds raised in the 2014 Second Financing equal approximately $7.5 million.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In connection with the July 2014 Financing, the Company issued to Lake Street, who served as the placement agent in such financing, a warrant to purchase 37,467 shares of common stock. The estimated relative fair value of the warrants using the Black-Scholes valuation model at the issuance date is $0.8 million.

In addition, on February 6, 2015, pursuant to the terms of a Purchase Agreement, dated February 6, 2015 among the Company and certain institutional funds and other accredited investors, the Company sold and issued 118,829.1 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (the “Series F Stock”) to such investors at a purchase price of $47.00 per whole share of Series F Stock (or $4.70 per one-tenth of a share of Series F Stock), for an aggregate gross purchase price of approximately $5.6 million (the “2015 Financing”). In addition to the issuance of the Series F Stock, the Company issued to each investor a warrant to purchase common stock, initially exercisable for an aggregate of 32,975 shares of common stock (the “2015 Warrants”). The exercise price of the 2015 Warrants is $6.00 per share. The 2015 Warrants have a five-year term and became exercisable upon stockholder approval on May 5, 2015. The estimated fair value of the warrants using the Black-Scholes valuation model at the issuance date is $777,500. The total proceeds raised in the 2015 Financing equal approximately $5.6 million.

The holders of Series F Stock had the right to vote together with the holders of the Company’s Common Stock as a single class on any matter on which the holders of Common Stock were entitled to vote, except that the holders of Series F Stock were not eligible to vote their shares of Series F Stock on the proposal submitted to the Company’s stockholders for approval of the issuance and sale of the securities in the 2015 Financing and the conversion of the Series F Stock. Holders of Series F Stock were entitled to cast a fraction of one vote for each share of Common Stock issuable to such holder on the record date for the determination of stockholders entitled to vote at a conversion rate the numerator of which was $47.00 and the denominator of which was the closing bid price per share of the Common Stock on February 5, 2015.

(a)	Presentation of January 2014, July 2014 and 2015 Warrants

The Company has evaluated the January 2014 Warrants, the July 2014 Warrants and the 2015 Warrants and has concluded that equity classification is appropriate as all such January 2014 Warrants, July 2014 Warrants and 2015 Warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument. Such warrants are included in stockholders’ equity and are not subject to remeasurement.

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

On May 5, 2015, following approval by the Company’s stockholders, each whole share of Series F Stock converted automatically into ten shares of common stock at an initial conversion price of $4.70 per share of common stock, for a total of 1,188,291 shares of Common Stock issued upon such conversion. Because the Series F Stock was redeemable at the option of the holder (prior to the stockholders approving conversion on May 5, 2015 as discussed above), we have recorded it in temporary equity as of March 31, 2015.

(c)	Beneficial Conversion Feature (“BCF”)

The Series E and Series F Stock were assessed under Accounting Standards Codification (“ASC”) 470, Debt, and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in-the-money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant value) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $1.6 million for Series E Stock and $0.6 million for Series F Stock being recorded in additional paid-in capital.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(d)	Carrying Values

The proceeds of the July 2014 Financing and the 2015 Financing for were allocated to the common stock, the January 2014 Warrants, July 2014 Warrants and Series E Stock and Series F Stock based on their estimated relative fair values. The proceeds of the Series E Stock were allocated to the 2015 Warrants and Series F stock based on their estimated relative fair values.

Carrying value of Series D Stock as of March 31, 2014	$3,653

Conversion of Series D stock into common stock	(3,653)
Carrying value of Series D Stock as of June 30, 2014	$-

Gross proceeds on July 2, 2014	$7,493
Fair value of warrants on July 2,2014	(809)

Gross proceeds allocated to Series E Stock sold on July 2, 2014	6,684
Related transaction costs allocated	(265)
Net value allocated to Series E Stock sold prior to BCF	6,419
Calculated BCF value	(1,571)
Accretion of Series E Stock through August 27, 2014	2,645
Carrying value of Series D Stock as of August 27, 2014	7,493

Conversion of Series D stock into common stock	(7,493)
Carrying value of Series D Stock as of September 30, 2014	$-

Gross proceeds on February 5, 2015	$5,585
Fair value of warrants on January 5, 2015	(682)

Gross proceeds allocated to Series F Stock sold on February 5, 2015	4,903
Related transaction costs allocated	(490)
Net value allocated to Series F Stock sold prior to BCF	4,413
Calculated BCF value	(564)
Accretion of Series E Stock through March 31, 2015	1,046
Carrying value of Series F Stock as of March 31, 2015	$4,895

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.	Property and Equipment, net

Property and equipment consist of the following:

	March 31,
	2015	2014
	(in thousands)
Computers and software	$562	$2,381
Furniture and equipment	260	774
Leasehold improvements	70	117
	892	3,272
Less: accumulated depreciation	(602)	(2,960)

Total property and equipment, net	$290	$312

Depreciation expense related to property and equipment was approximately $262,000 and $158,000 for the years ended March 31, 2015 and 2014, respectively.

7.	Capitalized Software

The Company capitalizes software development costs upon achieving technological feasibility of the related products. Software development costs incurred prior to achieving technological feasibility are charged to engineering and product development expense as incurred.

Capitalized software will be amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the assets, which is three years. The recoverability of capitalized software is evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software. The Company recognized $0.3 million of impairment charges for capitalized software in the year ended March 31, 2015.

Amortization expense was $0.6 million and $0.01 million for the years ended March 31, 2015 and 2014, respectively, and is included in the product cost of revenue.  The unamortized balance of capitalized software was $2.3 million and $0.9 million as of March 31, 2015 and 2014, respectively.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.	Balance Sheet Components

As of March 31, 2015 and 2014, accrued payroll and related liabilities, other accrued liabilities and deferred revenue consisted of the following:

	2015	2014
	(in thousands)
Accrued payroll and related liabilities:
Accrued vacation	$561	$371
Accrued bonus	83	164
Accrued wages	—	—
Accrued benefits	97	92
Accrued commissions	169	21
Total	$910	$648

	2015	2014
	(in thousands)
Other accrued liabilities:
Accrued accounts payable	$783	$150
VAT on sales	125	—
Employee withhold tax for stock	227	19
Sales tax payable	662	76
Other accrued liabilities	80	100
Total	$1,877	$345

	2015		2014
	(in thousands)
Deferred revenue:	$		$
Hosting		90		85
Consulting		656		138
Training		8		—
Subscription		5,457		2,650
Maintenance		2,215		2,876
Other		6		—
Total		$8,432		$5,749

9.	Operating Lease Commitments

On May 15, 2014, the Company entered into a First Amendment to Lease (the “Lease Amendment”) with SKBGS I, L.L.C. amending the Office Lease dated July 8, 2011, whereby the Company is leasing approximately 10,516 square feet of office space at a premises located at 2121 South El Camino Real, Suite 1000, San Mateo, California, where the Company maintains its headquarters. The Lease Amendment extends the lease term to cover a 25-month period expiring January 31, 2017 and carries a base rent of $2.85 per rentable square foot, escalating 3% each year.

In connection with the acquisition of Iasta, we assumed lease for offices in Carmel, Indiana and in London, United Kingdom. The lease in Indiana, dated January 7, 2008 and as amended June 5, 2009, is for approximately 9,948 square feet of office space, expires April 13, 2016 and carries a base rent of $1.80 per rentable square foot, escalating 9% in the last two years of the lease.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Rental expenses for the office space and equipment were approximately $0.7 million and $0.2 million for years ended March 31, 2015 and 2014 respectively. Minimum payments under our operating leases agreements are $0.6 million in fiscal 2016 and $0.3 million in fiscal 2017.

10.	Contingencies

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2015 and 2014. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2015 and 2014.

11.	Convertible Notes

On March 11, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Lloyd I. Miller, III (“Mr. Miller”), the Company’s largest stockholder, and two of his affiliates: MILFAM II L.P. (“MILFAM”) and Lloyd I. Miller Trust A-4 (collectively, the “Miller Group”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “Convertible Notes”) to the Miller Group in the aggregate principal amount of $3 million.  The Convertible Notes are due on March 11, 2020, and accrue interest at an annual rate of 8% on the aggregate unconverted and outstanding principal amount, payable quarterly. The Company also has the option to pay any amounts of interest due under the Notes by converting such interest into shares of common stock of the Company at a conversion price of $5.70 per share (as may be adjusted for stock splits, recapitalizations or other similar events), based upon an interest rate amount calculated at 10% per year, provided that the Company provides prior written notice thereof to the Miller Group at least 10 days in advance of the applicable interest payment date.  The Convertible Notes may be converted into shares of Common Stock at the sole option of the Miller Group at any time and from time to time after May 5, 2015 and prior to the Maturity Date, at a conversion price of $5.70 (as may be adjusted for stock splits, recapitalizations or other similar events). Following the issuance of the Convertible Notes, the Company filed a registration statement with the Securities and Exchange Commission with respect to the common stock issuable pursuant to conversion of the Convertible Notes.  The Convertible Notes may not be prepaid or called by the Company prior to the Maturity Date. The Convertible Notes are secured by a junior security interest on the Company’s assets, subordinate only to the senior security interest of the Company’s institutional lender, Bridge Bank, N.A.

The Company evaluated the agreement per the guidance at ASC 470-50-40-10, and determined that the present value of the cash flows under the terms of the Convertible Notes agreement did not differ by more than 10% from the present value of the remaining cash flows of the original notes. Therefore, debt extinguishment accounting rules do not apply.

Upon any default under the Convertible Notes, the Convertible Notes will bear interest at the rate of 13% per year, or, if less, the maximum rate allowable under the laws of the State of New York.

The Company calculated $0.1 million for the intrinsic value of the beneficial conversion feature (“BCF”) of the Convertible Notes of $0.19, based on the last sales price per share, and recorded the $0.1 million BCF as a debt discount and as additional paid-in-capital. The note discount is being amortized to interest expense over the term of the Convertible Notes. For the year ended March 31, 2015, $3,000 of BCF debt discount was amortized to interest expense.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company recorded $0.2 million of debt issuance costs associated with the agreement described above as part of Other long-term liabilities at March 31, 2015.

12.	Credit Facility

On March 11, 2015, the Company entered into Amendment Number Two to Amended and Restated Business Financing Agreement, which amended the Business Financing Agreement entered into with Bridge Bank, National Association (“Bridge Bank”) on July 25, 2014, as amended on December 31, 2014 (as amended, the “Credit Facility”).  The Credit Facility provides a revolving receivables financing facility in an amount up to $5.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $4.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $9.0 million.

The Receivables Financing Facility may be drawn in amounts up to $5.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate. The Credit Facility terminates on March 20, 2016, provided, however, that in the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

All amounts borrowed under the Credit Facility are secured by a general security interest on the assets of the Company and are subject to a 2.00 Current Ratio of (i) cash and cash equivalents plus all eligible receivables in relation to (ii) the Company’s current liabilities excluding current deferred revenue.

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

As of March 31, 2015 and March 31, 2014, the Company owed $7.4 million and $6.9 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

In order to satisfy certain conditions for Bridge Bank to lend additional funds under the Credit Facility, on March 11, 2014, Mr. Miller and MILFAM each entered into a Limited Guaranty (the “Guaranties”) with Bridge Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in the amount of $1 million each, for a total guaranteed amount of $2 million. The term of the Guaranties is two years. Bridge Bank, in its sole discretion, may reduce, but not increase, the guaranteed amount under the Guaranties during the term. In connection with the Guaranties, on March 11, 2015, the Company entered into a Guaranty Fee Agreement with Mr. Miller and MILFAM, pursuant to which the Company agreed to pay Mr. Miller and MILFAM an aggregate commitment fee of $100,000 and a monthly fee equal to (i) 1% of the loan amount then guaranteed under the Guaranties for the first 12 months of the term and (ii) 1.5% of the loan amount then guaranteed under the Guaranties for the second 12 months of the term. The commitment fee and the aggregate amount of the monthly fees are payable in cash by the Company within five business days following the termination or expiration of the Guaranties.

The Company recorded $0.2 million of fees associated with the Guaranty Fee Agreement as part of Other long-term liabilities at March 31, 2015.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.	Stockholders’ Equity

 Common Stock Reserved for Future Issuance

At March 31, 2015, shares of common stock reserved for future issuance of stock-based grants were as follows:

Equity incentive plans:
Awards outstanding	348,386
Options outstanding	1,099,323
Reserved for future grants	563,000
Total common stock reserved for future issuance	2,010,709

The effect of recording stock-based compensation expense (including expense related to the Employee Stock Purchase Plan (“ESPP”) discussed below) for each of the periods presented was as follows (in thousands):

	Fiscal years Ended
	March 31,
	(in thousands)
	2015	2014
Cost of revenues	$459	$250
Research and development	213	167
Sales and marketing	836	345
General and administrative	1,030	385

Impact on net loss	$2,538	$1,149

Upon the departures of our CEO and COO in August 2013, previously recognized stock-based compensation expense in the amount of $0.5 million was reversed due to the non-achievement of certain performance-based restricted stock grants in 2014. As of March 31, 2015, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $4.5 million and will be recognized over an estimated weighted average amortization period of 2.74 years. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 ESPP

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal years ended March 31, 2015 and 2014 was $80,000 and $114,000, respectively. During the fiscal years ended March 31, 2015 and 2014, there were 48,833 and 37,533 shares issued under the ESPP.

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

On December 3, 2012, the Compensation Committee of the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the “LTPIP”) within the 1999 Equity Incentive Plan (the “1999 Plan”), under which restricted stock units would be granted to the Company’s executives. Under the LTPIP, sixty percent (60%) of the restricted stock units will vest based upon achievement of contracted monthly recurring revenue targets over a period of three years, with fifty percent (50%) of the amount withheld from vesting until the Company achieves profitability, and forty percent (40%) vest based upon operating profit targets over a period of three years. The restricted stock units granted under the LTPIP include 420,000 shares granted to the Company’s executives, under which the Company’s Chief Executive Officer received a grant of 220,000 restricted stock units, and the Company’s Chief Financial Officer, Chief Strategy Officer, Chief Operating Officer and Chief Commercial Officer each received a grant of 50,000 restricted stock units. The Company is amortizing the related compensation expense on a straight-line basis over the expected vesting period. The compensation expense was $0.1 million for the year ended March 31, 2015 and $0.4 million for the year ended March 31, 2014.

1999 ESPP

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The following tables summarize activity under the equity incentive plans:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at March 31, 2013	161	$7.76	724	$5.53
Granted	316	$6.28	530	$6.91
Granted outside of plan				$6.85
Exercised	(43)	$5.32	(122)	$5.72
Cancelled	(48)	$11.14	(493)
Outstanding at March 31, 2014	386	$6.40	639	$6.88

Granted	61	$5.86	234	$5.93
Granted outside of plan	700	$6.61	-	-
Exercised	(2)	$3.70	(362)	$6.32
Cancelled	(46)	$7.50	(163)	$6.43
Outstanding at March 31, 2015	1,099	$6.46	348	$6.18

Vested and expected to vest	987	$6.45

Shares Available for Grant
Balance at March 31, 2013	673
Options:
Shares added	187
Granted – approved plan	(316)
Cancelled	48

Restricted Stock Units:
Granted	(530)
Cancelled	493
Balance at March 31, 2014	556

Options:
Granted – approved plan	(61)
Cancelled	10
Restricted Stock Units:
Granted	(234)
Cancelled	163
Released shares repurchased	129
Balance at March 31, 2015	563

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The options outstanding and exercisable at March 31, 2015 were in the following exercise price ranges:

			Options Outstanding		Options Vested and Exercisable
Range of Exercise			Number	Weighted-	Number	Weighted-
Prices Per Share			of Shares	Average	of Shares	Average
			(in thousands)	Remaining	(in thousands)	Exercise Price
				Contractual		Per Share
				Life (Years)
$3.70	-	$5.72	103	6.49	90	$6.2
$5.83	-	$6.28	61	9.46	13	$9.43
$6.28	-	$6.83	187	8.68	58	$8.68
$6.30	-	$34.00	748	9.12	69	$7.89
$3.70	-	$34.00	1,099	$6.46	230	$6.18

The weighted average remaining contractual term for exercisable options is 7.52 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2015 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2015 was $6.50. The aggregate intrinsic value of stock options outstanding at March 31, 2015 and 2014 was $198,000 and $219,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at March 31, 2015 and 2014 was $2.3 million and $4.3 million, respectively.

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended
	March 31,
	2015	2014
	(in thousands)
Weighted average grant date fair value	$2,841	$672
Intrinsic value of options exercised	$2	$48
Fair value of shares vesting during the year	$287	$346

The following table summarizes activity for awards for the respective years:

	Shares	Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Balance at March 31, 2013	725	$5.53	$6,553
Awards granted	530	$6.91	$—
Awards vested/released	(122)	$6.74	$—
Awards cancelled/forfeited	(494)	$5.72	$—
Balance at March 31, 2014	639	$6.66	$4,255
Awards granted	234	$5.93	$—
Awards vested/released	(362)	$6.32	$—
Awards cancelled/forfeited	(163)	$6.43	$—
Balance at March 31, 2015	348	$6.18	$2,265

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

During fiscal 2015 and 2014, the fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2015	March 31, 2014
Risk-free interest rate	0.06%	0.09%
Dividend yield	0.00%	0.00%
Expected volatility	28.4%	58.3%
Expected term in years	0.50	0.50
Weighted average fair value at grant date	$1.49	$2.81

For the fiscal years ended March 31, 2015 and 2014 the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2015	March 31, 2014
Risk-free interest rate	1.96%	0.88%
Dividend yield	0%	0%
Expected volatility	60.45%	58.4%
Expected term in years	6.05	3.21
Weighted average fair value at grant date	$3.73	$2.52

Equity Compensation Plan Information

The table below demonstrates the number of options and awards issued and the number of options and awards available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2015:

	Number of	Weighted-	Number of
	Securities	Average	Securities
	to be	Exercise	Remaining
	Issued upon	Price Per	Available
	Exercise	Share of	for Future
	of Outstanding	Outstanding	Issuance
	Options,	Options	Under Equity
	and Rights	and Rights	Compensation
			Plans
	(in thousands, except for per share amount)
Equity compensation plans approved by stockholders
1996 Plan	1	$31.30	147
1999 Equity Incentive Plan	595	$6.14	232
Equity compensation plans not approved by stockholders
2001 Supplemental Plan	--	$--	185
CEO Grant - Mathieu	187	$6.28	--
IASTA	664	$6.61	--
Total	1,447	$6.45	564

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

14.	Basic and Diluted Net Loss Per Share

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	At March 31,
	2015	2014
	(in thousands)

Options	12	94
Unvested restricted stock units	31	572
Warrants	1,468	454
Total common stock equivalents excluded from diluted net loss per common share	1,511	1,120

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

15.	Income Taxes

The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

	March 31,
	2015	2014
Domestic Pre-Tax Loss	$(13,683)	$(8,148)
Foreign Pre-Tax Income/(loss)	(63)	(31)
Total pre-tax loss	$(13,746)	$(8,179)

	March 31,
	2015	2014
Federal tax at statutory rate	$(5,843)	$(2,735)
Computed state tax	(354)	(148)
Foreign rate differential	23	(11)
Losses not benefited	(3,729)	3,089
Change in tax reserve	2,808	152
Nondeductible expenses	815	(275)
Research and development tax credits	3,330	(72)
Income tax expense/(benefit)	$(2,950)	$-

The components of the benefit for income taxes are as follows (in thousands):

	March 31,
	2015	2014
Deferred
Federal	$(2,901)	$-
State	(49)	-
	(2,950)	-

Total provision for income taxes	$(2,950)	$-

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

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	March 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforward	$16,206	$72,646
Intangible assets	8,486	11,535
Tax credit carryforwards	2,491	5,060
Reserves and accruals	531	155
Fixed assets	-	14
Stock compensation	444	398
Deferred revenue	-	523

	28,158	90,331

Deferred Tax Liability
Fixed assets	(3)	-
Deferred revenue	(27)	-
	(30)	-

Gross Deferred Tax Asset	28,128	90,331

Valuation Allowance	(28,128)	(90,331)

Net Deferred Tax Assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that decreased by $62.2 million and increased by $3.2 million during 2015 and 2014 respectively.

As of March 31, 2015 the Company had federal and state operating loss carryforwards of approximately $40.1 million and $38.2 million respectively. As of March 31, 2015, the Company Also had federal and state research and development tax credit carryforwards of approximately $51,000 and $5.0 million respectively.

The federal net operating loss and credit carryforwards expire in various amounts between fiscal years ending March 31, 2019 through 2034, if not utilized. The state net operating loss carryforwards expire in various amounts between fiscal year ending March 31, 2016 through various dates, if not utilized. The state tax credit carryforwards have no expiration date.

The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Based on its most recently performed study, the Company has concluded it had an ownership change on September 30, 2014 as defined by Section 382 of the Internal Revenue Code (IRC), which will limit the future realization of its net operating loss carryforwards since June 1999. Based on this recent study, the Company believes that the application of Section 382 will result in the forfeiture of $163 million net operating loss carryforward for federal income tax purposes and $48 million of net operating loss carryforward for California income tax purposes.

In addition, based on this recent study, the Company has concluded that $3.5 million of the federal and none of California research tax credit carryforwards, respectively, would be subject to forfeiture due to Section 382 ownership changes under IRC Section 383 and/or possible credit amount reduction upon audit, but as noted above this is subject to review by the applicable taxing authority. Please note the research and development tax credit carryforwards above take into account this reduction.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2015, there was no liability for unrecognized tax benefits.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2015 are as follows (in thousands):

Balance at April 1, 2014	$2,102

Increases related to current year tax positions	13
Decreases related to Expiration of tax credits and derecognition	(835)

Balance at March 31, 2015	$1,280

The Company’s federal, state, and foreign tax returns are subject to examination by the tax authorities from inception due to net operating losses and tax carryforwards unutilized from such years.

16.	401(k) Benefit Plan

The Company offers a tax-deferred savings plan, the Selectica 401(k) Plan (the 401(k) Plan), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Starting in fiscal 2012, the 401(k) Plan requires the Company to match the first 1% of all employee contributions. For the fiscal years ended March 31, 2015 and 2014, the Company contributed $0.3 million and $0.1 million, respectively, to the 401(k) Plan. Administrative expenses relating to the 401(k) Plan are insignificant.

17.	Segment Information

The Company operates as one business segment and therefore segment information is not presented.

18.	Subsequent Events

Private Placement Funding with Common Stock and Warrants

On May 5, 2015, pursuant to a Subscription Agreement, dated as of February 6, 2015 (the “Subscription Agreement”), by and among the Company and certain members of the Company’s management and Board of Directors, the Company sold and issued to such investors (i) 65,955 shares of common stock of the Company, par value $0.0001 per share, at a purchase price of $4.70 per share, for a total purchase amount of approximately $310,000 and (ii) warrants to purchase common stock of the Company, initially exercisable for an aggregate of 32,975 shares of common stock.

Conversion of Series F Stock

At a special meeting of the stockholders of the Company on May 5, 2015, the stockholders approved the issuance of the shares of Series F Stock and 2015 Warrants issued in the 2015 Financing and the shares of common stock issued and sold to the management and director investors under the Subscription Agreement described above. Pursuant to the Company’s Certificate of Designation, Preferences and Rights of Series F Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on February 4, 2015, upon such stockholder approval, each whole share of Series F Stock converted automatically into ten (10) shares of common stock at a conversion price of $4.70 per share of common stock, for a total of 1,188,291 conversion shares.

SELECTICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2015 Equity Incentive Plan

The Company’s Board of Directors previously adopted the Selectica, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The Company’s stockholders approved the 2015 Plan at the special meeting of the stockholders held on May 5, 2015.

Pursuant to the terms of the 2015 Plan, employees, directors and consultants of the Company, and any present or future parent or subsidiary corporation or other affiliated entity, may receive grants of stock options, restricted stock awards and/or restricted stock units of the Company and certain cash-based awards. Subject to permitted adjustments for certain corporate transactions, the 2015 Plan authorizes the issuance of up to 1,500,000 shares of Company common stock.

The 2015 Plan will be administered by the Compensation Committee of the Company’s Board of Directors, which is comprised of independent members of the Board of Directors. The Compensation Committee has full and exclusive power to make all decisions and determinations regarding (i) the selection of participants and the granting of awards; (ii) the terms and conditions relating to each award; (iii) adopting rules, regulations and guidelines for carrying out the 2015 Plan’s purposes; and (iv) interpreting the provisions of the 2015 Plan.

Amendments to Articles of Incorporation or Bylaws

On May 5, 2015, the Company filed with the Delaware Secretary of State a Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, as amended that increased the number of authorized shares of the Company’s common stock from 15,000,000 shares to 35,000,000 shares.

Resignation of CEO

On June 3, 2015, the Board of Directors of the Company appointed Mr. Patrick Stakenas as President and Chief Executive Officer of the Company, replacing Mr. Blaine Mathieu, who resigned as President, Chief Executive Officer and as a member of the Board of Directors of the Company on June 3, 2015. As a result of Mr. Mathieu’s departure, the Company expects to record severance of $0.2 million during the first quarter of fiscal 2016.

Entry into an Agreement to Acquire b-pack

On March 30, 2015, the Company announced it has entered into a definitive agreement to acquire b-pack SAS, a French société par actions simplifiée, a global leader in purchase-to-pay software and services, for approximately $12.5 million in cash and stock. Complementing Selectica’s offerings and go-to-market strategy, b-pack delivers solutions in eProcurement, Purchase to Pay, Asset Management, Budget Management, Invoice Management, and Expense Management.  B-pack was founded in 2000, with its corporate headquarters in Atlanta, Georgia and operations in Aix-en-Provence near Marseille, France.  B-pack’s executive team and staff members include approximately 50 people. The purchase price for b-pack is comprised of approximately 90% in Selectica common stock stock (calculated at a fixed price of $6.11 per share, resulting in 1,841,244 shares of common stock to be issued) and 10% in cash. In connection with the acquisition, Selectica will also grant options to purchase 700,000 shares of its common stock to the employees of b-pack. The transaction is currently expected to close during the second quarter of Selectica’s fiscal year 2016.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the year ended March 31, 2015.  Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2015, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is included under the captions “Directors, Executive Officers and Corporate Governance” in the fiscal year 2015 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is included under the captions “Executive Compensation and Related Information” in the fiscal year 2015 Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the fiscal year 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the fiscal year 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Public Accountants” in the fiscal year 2015 Proxy Statement and is incorporated herein by reference.

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

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2015 and 2014, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts (in $000’s):

Fiscal year ended March 31, 2014	$111	$773	$(637)	$—	$247
Fiscal year ended March 31, 2015	$247	$(42)	$—	$—	$205

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the day of June 29, 2015.

SELECTICA, INC. Registrant
/s/ PATRICK STAKENAS
Patrick Stakenas President and Chief Executive Officer

/s/ TODD SPARTZ
Todd Spartz Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Patrick Stakenas and Todd Spartz and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK STAKENAS	President, Chief Executive Officer	June 29, 2015
Patrick Stakenas	(Principal Executive Officer) and Director

/s/ TODD SPARTZ	Chief Financial Officer (Principal Financial Officer	June 29, 2015
Todd Spartz	and Principal Accounting Officer) and Secretary

/s/ ALAN HOWE	Director	June 29, 2015
Alan Howe

/s/ LLOYD SEMS	Director	June 29, 2015
Lloyd Sems

/s/ MICHAEL CASEY	Director	June 29, 2015
Michael Casey

/s/ J. MICHAEL GULLARD	Director	June 29, 2015
J. Michael Gullard

/s/ MICHAEL BRODSKY	Director	June 29, 2015
Michael Brodsky

EXHIBIT INDEX

Exhibit No.	Description
2.1(19)	Agreement and Plan of Merger, dated as of March 30, 2015.

3.1(11)	The Second Amended and Restated Certificate of Incorporation, as amended.

3.2***	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation, as amended.

3.3(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.4(11)	Amended and Restated Bylaws, as amended.

3.5(4)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

3.6(24)	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock.

3.7(27)	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock.

4.1	Reference is made to Exhibits 3.1 through 3.7.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(4)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.4(5)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

4.5(7)

Amendment 2, dated as of April 27, 2009, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., dated January 2, 2009, as amended.

4.6(12)

Amendment 3, dated as of December 28, 2011, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and the Rights Agent, dated January 2, 2009, as amended.

4.7(26)

Amendment No. 4, dated as of December 28, 2014, between Registrant and Wells Fargo Bank, N.A., as Rights Agent, to the Amended and Restated Rights Agreement between Registrant and the Rights Agent, dated January 2, 2009, as amended.

10.1(1)	Form of Indemnification Agreement.

10.2(1)†	1996 Stock Plan.

10.3(3)†	1999 Equity Incentive Plan Stock Option Agreement.

10.4(3)†	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.5(3)†	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.6(8)	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.7(8)	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.8(8)	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.9(8)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.10(9)	Amended and Restated Severance Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.11(9)	Employment Letter Agreement by and between the Registrant and Todd Spartz, dated as of October 25, 2011.

10.12(10)†	1999 Equity Incentive Plan, as amended May 2010.

10.13(13)	Office Lease by and between 2121 El Camino Investors, LLC and the Registrant, executed July 28, 2011, and effective as of July 8, 2011.

10.14(14)	Comprehensive Settlement Agreement by and between the Registrant and Versata Software, Inc., dated September 20, 2011.

10.15(28)

Amended and Restated Business Financing Agreement, dated as of July 25, 2014, as amended by Amendment Number One to Amended and Restated Business Financing Agreement, dated as of December 31, 2014, as further amended by Amendment Number Two to Amended and Restated Business Financing Agreement, dated as of March 11, 2015.

10.16(15)	1999 Employee Stock Purchase Plan, as amended and restated effective November 7, 2012.

10.17†***	2015 Equity Incentive Plan.

10.18†***	2015 Equity Incentive Plan Stock Option Agreement.

10.19†***	2015 Equity Incentive Plan Restricted Stock Units Agreement.

10.20†***	2015 Equity Incentive Plan Restricted Stock Agreement.

10.21(16)	Registration Rights Agreement, dated as of May 31, 2013.

10.22(16)	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.23(17)	Form of Series B Warrant to Purchase Common Stock, dated as of September 12, 2013, as modified.

10.24(18)	Amendment to the Series A Warrants dated as of September 4, 2013.

10.25(19)	Employment Offer Letter dated August 6, 2013 by and between the Registrant and Michael Brodsky.

10.26(20)	Amendment to Offer Letter, dated December 4, 2013, by and between the Registrant and Michael Brodsky.

10.27(25)	Amendment to Offer Letter, dated September 1, 2014, by and between the Registrant and Michael Brodsky.

10.28(20)	Offer Letter of Employment, dated as of December 4, 2013, by and between the Registrant and Blaine Mathieu.

10.29(20)	Severance Agreement, dated as of December 4, 2013, by and between the Registrant and Blaine Mathieu.

10.30(21)	Form of Registration Rights Agreement, dated as of January 24, 2014.

10.31(21)	Form of Warrant to Purchase Common Stock, dated as of January 24, 2014.

10.32(22)	First Amendment to Lease, effective as of May 15, 2014, by and between the Registrant and SKBGS I, L.L.C.

10.33(23)	Agreement and Plan of Merger, dated as of June 2, 2014.

10.34(23)	Purchase Agreement, dated as of June 5, 2014.

10.35(23)	Registration Rights Agreement, dated as of June 5, 2014.

10.36(23)	Form of Warrant to Purchase Common Stock.

10.37(23)	Forms of Voting Agreement.

10.38(24)	Registration Rights Agreement, dated as of July 2, 2014.

10.39(27)	Purchase Agreement, dated as of February 6, 2015.

10.40(27)	Subscription Agreement, dated as of February 6, 2015.

10.41(27)	Registration Rights Agreement, dated as of February 6, 2015.

10.42(27)	Form of Warrant to Purchase Common Stock, dated as of February 6, 2015, issued to Outside Investors.

10.43(27)	Form of Warrant to Purchase Common Stock, dated as of May 5, 2015, issued to Management and Director Investors.

10.44(27)	Voting Agreements, dated as of February 6, 2015.

10.45(28)	Limited Guaranty, dated March 11, 2015 (Lloyd I. Miller, III).

10.46(28)	Limited Guaranty, dated March 11, 2015 (MILFAM II L.P.).

10.47(28)	Guaranty Fee Agreement, dated March 11, 2015.

10.48(28)	Junior Secured Convertible Note Purchase Agreement, dated March 11, 2015.

10.49(28)	Form of Junior Secured Convertible Promissory Note, dated March 11, 2015.

10.50(28)	Security Agreement, dated March 11, 2015.

10.51(28)	Subordination Agreement, dated March 11, 2015.

10.52(28)	Amendment to Voting Agreements, dated March 11, 2015.

10.53(30)	Offer Letter of Employment, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas.

10.54(30)	Severance Agreement, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas.

21.1***	Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(6)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 8-K filed on January 5, 2009.
(5)	Previously filed in the Company’s report on Form 8-K filed on January 28, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on April 7, 2009.
(7)	Previously filed in the Company’s report on Form 8-K filed on April 29, 2009.
(8)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(9)	Previously filed in the Company’s report on Form 8-K filed on October 28, 2011.
(10)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(11)	Previously filed on the Company’s report on Form 10-Q filed on February 14, 2011.
(12)	Previously filed in the Company’s report on Form 8-K filed on December 29, 2011.
(13)	Previously filed in the Company’s report on Form 8-K filed on August 8, 2011.
(14)	Previously filed in the Company’s report on Form 8-K filed on September 21, 2011.
(15)	Previously filed in the Company’s proxy statement filed on October 9, 2012.
(16)	Previously filed in the Company’s report on Form 8-K/A filed on June 4, 2013.
(17)	Previously filed in the Company’s report on Form 8-K filed on September 12, 2013.
(18)	Previously filed in the Company’s report on Form 8-K filed on September 4, 2013.
(19)	Previously filed in the Company’s report on Form 10-Q filed on August 14, 2013.
(20)	Previously filed in the Company’s report on Form 8-K filed on December 10, 2013.
(21)	Previously filed in the Company’s report on Form 8-K filed on January 27, 2014.
(22)	Previously filed in the Company’s report on Form 8-K filed on May 20, 2014.
(23)	Previously filed in the Company’s report on Form 8-K /A filed on June 11, 2014.
(24)	Previously filed in the Company’s report on Form 8-K filed on July 3, 2014.
(25)	Previously filed in the Company’s report on Form 8-K filed on September 3, 2014.
(26)	Previously filed in the Company’s report on Form 8-K filed on December 29, 2014.
(27)	Previously filed in the Company’s report on Form 8-K filed on February 9, 2015.
(28)	Previously filed in the Company’s report on Form 8-K filed on March 16, 2015.
(29)	Previously filed in the Company’s report on Form 8-K filed on March 30, 2015.
(30)	Previously filed in the Company’s report on Form 8-K filed on June [8], 2015.

†	Represents a management agreement or compensatory plan.

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