Form 10-Q
period 2015-06-30
SELECTICA INC
filed 2015-08-13
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 3, 2015, was 11,076,975.

FORM 10-Q

SELECTICA, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Selectica”, “we”, “our”, “ours”, “us”, and the “Company” refer to Selectica, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

SELECTICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30,	March 31,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$11,262	$13,178
Accounts receivable, net of allowance for doubtful accounts of $201 and $205 as of June 30, 2015 and March 31, 2015, respectively	4,861	5,203
Restricted cash	34	34
Prepaid expenses and other current assets	1,561	1,647
Total current assets	17,718	20,062

Property and equipment, net	224	290
Capitalized software development costs, net	2,493	2,258
Goodwill	7,702	7,702
Other intangibles, net	6,104	6,453
Other assets	495	521
Total assets	$34,736	$37,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Credit facility	$6,857	$7,447
Accounts payable	1,593	1,535
Accrued payroll and related liabilities	1,320	910
Other accrued liabilities	1,709	1,877
Deferred revenue	8,233	8,410
Total current liabilities	19,711	20,179

Long-term deferred revenue	15	22
Convertible note, net of debt discount	2,905	2,900
Other long-term liabilities	162	167
Total liabilities	22,793	23,268

Commitments and contingencies (Notes 10 and 11):
Redeemable Convertible Preferred Stock:
Series F redeemable convertible preferred stock, $0.0001 par value, Designated, Issued and Outstanding shares: 0 shares at June 30, 2015 and 118,829 at March 31, 2015, respectively	-	4,895

Stockholders' equity:
Common stock, $0.0001 par value: Authorized: 35,000 and 15,000 shares at June 30, 2015 and March 31, 2015, respectively; Issued: 9,314 and 8,019 shares at June 30, 2015 and March 31, 2015, respectively; Outstanding: 9,218 and 7,923 shares at June 30, 2015 and March 31, 2015, respectively	5	5
Additional paid-in capital	303,626	297,866
Treasury stock at cost - 96 shares at June 30, 2015 and March 31, 2015	(472)	(472)
Accumulated deficit	(291,216)	(288,276)
Total stockholders' equity	11,943	9,123
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$34,736	$37,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014

Revenues:
Recurring revenues	$5,095	$2,693
Non-recurring revenues	1,120	1,069
Total revenues	6,215	3,762

Cost of revenues:
Cost of recurring revenues	1,430	939
Cost of non-recurring revenues	1,477	1,460
Total cost of revenues	2,907	2,399

Gross profit:
Recurring gross profit	3,665	1,754
Non-recurring (loss)	(357)	(391)
Total gross profit	3,308	1,363

Operating expenses:
Research and development	588	442
Sales and marketing	3,442	2,225
General and administrative	2,072	1,643
Total operating expenses	6,102	4,310

Loss from operations	(2,794)	(2,947)

Other income (expense), net	(148)	(1)

Net loss	$(2,942)	$(2,948)

Redeemable preferred stock accretion	1,000	-
Net loss attributable to common stockholders	$(3,942)	$(2,948)

Basic and diluted net loss per share (Note 9)	$(0.32)	$(0.55)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	9,182	5,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2015	2014

Operating activities
Net loss	$(2,942)	$(2,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	517	103
Loss on disposition of property and equipment	17	-
Stock-based compensation expense	578	584

Changes in assets and liabilities:
Accounts receivable, net	341	509
Prepaid expenses and other current assets	87	(321)
Other assets	27	(6)
Accounts payable	58	124
Accrued payroll and related liabilities	103	84
Other accrued liabilities and long-term liabilities	(171)	(67)
Deferred revenue	(187)	(734)
Net cash used in operating activities	(1,572)	(2,672)

Investing activities
Purchase of property and equipment	-	(18)
Capitalized software	(355)	(480)
Net cash used in investing activities	(355)	(498)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants	310	-
Employee taxes paid in exchange for restricted stock awards forefeited	227	(133)
Credit facility repayment, net	(590)	(1,337)
Conversion of preferred stock to common stock, net of issuance costs	(17)	(52)
Issuance of Debt, net of costs	81	-
Net cash provided by (used in) financing activities	11	(1,522)

Net increase/(decrease) in cash and cash equivalents	(1,916)	(4,692)
Cash and cash equivalents at beginning of the period	13,178	16,907
Cash and cash equivalents at end of the period	11,262	12,215

Supplemental disclosure of cash flow information:
Cash paid for interest	$137	$13
Beneficial conversion feature for convertible redeemable preferred stock	(250)	-
Accretion of preferred series stock to redemption value	1,000	-
Conversion of Series D and E redeemable preferred stock to common stock	5,895	3,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECTICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.   Basis of Presentation

The condensed condensed balance sheet as of June 30, 2015, the condensed consolidated statements of operations for the three months ended June 30, 2015, and the condensed consolidated statements of cash flows for the three months ended June 30, 2015 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2015, and the results of operations and cash flows for the three months ended June 30, 2015 and 2014, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2015 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

 Change in Presentation of Financial Statements

      During the first quarter ended June 30, 2014 in prior year, the Company changed the presentation of its financial statements to include third party consulting costs related to our Selectica Configuration Solutions in its cost of revenue. Previously, these costs were included in revenue and marketing expenses.  Reclassifications of $0.1 million from research and development expense to recurring cost of revenue were made in fiscal 2015, to conform to the current year’s presentation.  This reclassification of the prior period amounts does not change the previously reported operating loss or net loss.

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

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, and acquired technology. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There was no impairment charge recorded during the three months ended June 30, 2015 and 2014.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and an identifiable intangible asset acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There was no impairment charge recorded during the three months ended June 30, 2015.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue and AR during the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014

Revenues from Customer A	*	14%
Revenues from Customer B	*	12%

	Three Months Ended
	June 30, 2015	June 30, 2014

Accounts Receivable from Customer C	*	23%
Accounts Receivable from Customer D	*	10%
Accounts Receivable from Customer E	10%	*

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

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the three months ended June 30, 2015 and 2014 was approximately $175,000 and $95,000 respectively.

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

Capitalized software costs are amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the asset. Capitalized software developments costs are evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software would be considered impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software. There is no impairment charges recorded during the three months ended June 30, 2015 and 2014.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for only those awards ultimately expected to vest on a straight-line basis over the requisite service period of the award, net of an estimated forfeiture rate. The Company estimates the fair value of stock options using a Black-Scholes-Merton valuation model, which requires the input of highly subjective assumptions, including the option’s expected term and stock price volatility. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the three months ended June 30, 2015 and 2014, sales to international locations were derived primarily from Canada, India, New Zealand, Switzerland, Germany, Hong Kong, Ireland, Norway and the United Kingdom.

	Three Months Ended
	June 30, 2015	June 30, 2014

International Revenues	27%	3%
Domestic Revenues	73%	97%
Total Revenues	100%	100%

For the quarter ended June 30, 2015 and 2014, the Company held long-lived assets outside of the United States with a net book value of approximately $16,000 and $47,000, respectively. These assets were located in Odessa, Ukraine.

Treasury Stock

There were no stock repurchases during the three months ended June 30, 2015 and 2014.

The Company had 96,000 shares of treasury stock as of June 30, 2015 and March 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company beginning December 15, 2015. Early adoption of ASU 2015-03 is permitted. The Company will adopt this guidance effective April 1, 2016.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its deferred commission balances.

In August 2014, FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The total purchase price for Iasta included 1,000,000 shares of the Company’s common stock valued at $6.6 million, and cash of $7.0 million, adjusted for amounts related to the repayment of $0.6 million for outstanding borrowings under a line of credit, $0.3 million related to a note payable and payment of transaction costs and certain other adjustments. The total purchase price is subject to a $1.4 million cash escrow (the “Escrow”) to cover any post-closing adjustments and indemnification obligations of the former Iasta shareholders. The escrow has been finalized and impacted the goodwill balance post acqusition. Concurrent with the closing of the acquisition, the Company entered into employment agreements with certain key employees of Iasta. In addition, the Company granted options to certain employees of Iasta to purchase up to 700,000 shares of the Company’s common stock.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Iasta, which was considered a “significant” acquisition (as defined in Regulation S-X) for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of April 1, 2014. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the Iasta acquisition including amortization charges from acquired intangible assets and stock-based compensation charges for unvested stock option awards, as though the Company and Iasta were combined as of April 1, 2014. The related tax effect was insignificant.

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

          The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects assuming the acquisition had occurred on April 1, 2014. Acquisition related expenses are primarily included in general and administrative expenses.

	Three Months Ended
	June 30, 2015	June 30, 2014
	(thousands, except per share data)
Revenue	$6,215	$6,681
Loss from operations	$(2,794)	$(3,092)
Net loss	$(2,942)	$(3,154)
Basic and diluted net loss per share	$(0.32)	$(0.59)

4.   Goodwill and Purchased Intangible Assets

The following is a summary of goodwill (in thousands):

(in thousands)
Balance at March 31, 2015	$7,702
Goodwill acquired	-
Balance at June 30, 2015	$7,702

The following is a summary of purchased intangible assets (in thousands):

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$3,170	$634	$2,536
Customer relationships	4,210	702	3,508
Trade name	120	60	60
	$7,500	$1,396	$6,104

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$3,170	$476	$2,694
Customer relationships	4,210	526	3,684
Trade name	120	45	75
	$7,500	$1,047	$6,453

Acquired developed technology, customer relationships, and trade name are being amortized on a straight-line basis and have weighted-average remaining useful lives of 4 years, 5 years, and 1 years, respectively, as of June 30, 2015. Amortization expense was $0.4 million and $0 for the three months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, amortization expense for intangible assets for each of the next five years is as follows:

in thousands
FY 2016	$1,047
FY 2017	1,351
FY 2018	1,336
FY 2019	1,336
FY 2020	860
Thereafter	175
Total	$6,104

5.   Property and Equipment

Property and equipment consist of the following:

	June 30,	March 31,
	2015	2015
	(in thousands)
Computers and software	$358	$562
Furniture and equipment	252	260
Leasehold improvements	36	70
	647	892
Less: accumulated depreciation	(422)	(602)

Total property and equipment, net	$224	$290

Depreciation expense was approximately $48,000 and $47,000 during the three months ended June 30, 2015 and 2014, respectively.

6.  Capitalized Software Development Costs

The Company capitalized $0.4 million and $0.5 million of research and development costs during the three months ended June 30, 2015 and 2014, respectively. Amortization expense was approximately $120,000 and $56,000 during the three months ended June 30, 2015 and 2014, respectively and is included in cost of revenues on the condensed consolidated statements of operations. Prior to fiscal 2015, the Company did not capitalize significant research and development expenses due to the short time period between the achievement of technological feasibility and general availability of the software versions. As of June 30, 2015, the Company had $2.5 million of unamortized capitalized software costs.

7.       Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

On February 6, 2015, pursuant to the terms of a Purchase Agreement between, the Company and certain institutional funds and other accredited investors, the Company sold and issued 118,829.1 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (the “Series F Stock”) to such investors at a purchase price of $47.00 per whole share of Series F Stock (or $4.70 per one-tenth of a share of Series F Stock), for an aggregate gross purchase price of approximately $5.6 million (the “2015 Financing”). In addition to the issuance of the Series F Stock, the Company issued to each investor a warrant to purchase common stock, initially exercisable for an aggregate of 594,143 shares of common stock (the “February 2015 Warrants”). The exercise price of the 2015 Warrants is $6.00 per share. The 2015 Warrants have a five-year term and became exercisable on August 6, 2015. The estimated fair value of the warrants using the Black-Scholes-Merton valuation model at the issuance date is $777,500. The total proceeds raised in the 2015 Financing equal approximately $5.6 million.

In addition, on May 5, 2015, pursuant to the Subscription Agreement, dated as of February 6, 2015, by and among the Company and certain members of the Company’s management and Board of Directors, the Company sold and issued to the Management and Director Investors (i) 65,955 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), at a purchase price of $4.70 per common Share, for a total purchase amount of approximately $310,000 and (ii) warrants to purchase common stock of the Company (the “May 2015 Warrants”), initially exercisable for an aggregate of 32,975 shares of common stock.

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

(a)	Presentation of February and May 2015 Warrants

The Company has evaluated the February and May 2015 Warrants and has concluded that equity classification is appropriate as all such February and May 2015 Warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument. Such warrants are included in stockholders’ equity and are not subject to remeasurement.

(b)	Presentation of Redeemable Convertible Preferred Stock

On May 5, 2015, following approval by the Company’s stockholders, each whole share of Series F Stock converted automatically into ten shares of common stock at an initial conversion price of $4.70 per share of common stock, for a total of 1,188,291 shares of Common Stock issued upon such conversion. Because the Series F Stock was redeemable at the option of the holder (prior to the stockholders approving conversion on May 5, 2015 as discussed above), we have recorded it in temporary equity as of March 31, 2015 until conversion on May 5, 2015, when the redemption value of $5.9 million was reclassified to stockholders’ equity.

(c)	Beneficial Conversion Feature (“BCF”)

The Series F Stock were assessed ASC 470, Debt, and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in-the-money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant value) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $0.3 million for Series F Stock being recorded in additional paid-in capital in the three months ended June 30, 2015.

(d)	Carrying Values

The proceeds of the 2015 Financing were allocated to the common stock, the February 2015 Warrants, May 2015 Warrants and Series F Stock based on their estimated relative fair values. The proceeds of the Series F stock and warrants were based on their estimated relative fair values.

Carrying value of Series F Stock as of March 31, 2015	$4,895

Gross proceeds allocated to Series F Stock sold on May 5, 2015	250
Related transaction costs allocated	-
Net value allocated to Series F Stock sold prior to BCF	250
Calculated BCF value	(250)
Accretion of Series F Stock through May 5, 2015	1,000
Carrying value of Series F Stock as of May 5, 2015	5,895
Conversion of Series F stock into common stock	(5,895)
Carrying value of Series F Stock as of June 30, 2015	$-

8.  Stockholders’ Equity

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

The Company granted the following stock options and restricted units:

	Three Months Ended
	June 30,
	2015	2014
	(in thousands)
Stock Options	274	-
Restricked Stock Units	86	77
Total Granted	360	77

Valuation Assumptions

 For the three months ended June 30, 2015, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

Three Months Ended
June 30, 2015
Risk-free interest rate	1.90%
Dividend yield	0%
Expected volatility	50.49%
Expected term in years	6.08
Weighted average fair value at grant date	$3.05

The following tables summarize activity under the equity incentive plans during the three months ended June 30, 2015:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at March 31, 2015	1,101	$6.46	348	$6.18
Granted	274	6.14	86	6.14
Exercised	-	-	(44)	6.10
Cancelled	(173)	$6.29	(53)	$5.82

Outstanding at June 30, 2015	1,202	$6.41	337	$6.23

Vested and expected to vest	1,078	$6.41

Shares Available for Grant (in thousands)
Balance at March 31, 2015	2,059
Options:
Granted – approved plan	(274)
Cancelled	13

Restricted Stock Units:
Granted	(86)
Cancelled	53
Released shares repurchased	16

Balance at June 30, 2015	1,781

    The weighted average remaining contractual term for exercisable options is 5.44 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2015 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2015 was $5.25 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at June 30, 2015 and 2014 was $1,128 and $141,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at June 30, 2015 and 2014 was $1.8 million and $3.5 million, respectively.

The options outstanding and exercisable as of June 30, 2015 were in the following exercise price ranges:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise	Number	Weighted-	Number	Weighted-
Prices Per Share	of Shares	Average	of Shares	Average
	(in thousands)	Remaining		Exercise Price
		Contractual		Per Share
		Life (Years)
$5.18 - $5.99	153	7.85	105	$5.55
$6.14 - $6.14	274	9.96	-	-
$6.28 - $6.30	90	2.31	73	6.29
$6.61 - $6.61	624	9.01	-	-
$6.83 - $25.20	61	7.62	61	7.61
$5.18 - $25.20	1,202	8.51	239	$6.30

Total share-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented is as follows (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Cost of revenues	$63	128
Research and development	43	54
Sales and marketing	268	140
General and administrative	204	262	(1)
Impact on net loss	$578	584

(1)	Upon the departure of our CEO in June 2015, previously recognized stock-based compensation expense in the amount of $7,326 was reversed due to the forfeiture of stock option grants.

As of June 30, 2015, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $3.2 million and $2.1 million, respectively, and will be recognized over an estimated weighted average amortization period of 3.10 years for stock options and 2.51 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2015 and 2014 was $15,000 and $0, respectively. During the three months ended June 30, 2015 and 2014, there were no shares issued under the ESPP.

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

9.  Computation of Basic and Diluted Net Loss per Share

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended June 30,
	2015	2014
	(in thousands)

Options	20	106
Unvested restricted stock units	41	494
Warrants	2,262	1,183
Total common stock equivalents excluded from diluted net loss per common share	2,323	1,783

10.  Operating Lease Commitments

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

         Rental expenses for the office space and equipment were approximately $0.2 million for three months ended June 30, 2015 and 2014. Minimum payments under our operating leases agreements are $0.4 million in fiscal 2016 and $0.3 million in fiscal 2017.

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

Warranties and Indemnifications

     The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of the three months ended June 30, 2015 and 2014, respectively. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of June 30, 2015 and 2014.

12.  Income Taxes

 The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

Three Months Ended
June 30, 2015
Domestic Pre-tax (Loss)	$(2,863)
Foreign Pre-tax (Loss)	(79)
$(2,942)

The components of the provision for income taxes/(benefit) are as follows:

Three Months Ended
June 30, 2015
US	$-
Foreign	-
Total provision for income taxes	$-

Accounting for Uncertainty in Income Taxes (“ASC 740”) clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

At June 30, 2015 there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at June 30, 2015, the Company had approximately $1.3 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 1998 to 2014 due to net operating losses and tax carry forwards unutilized from such years.

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

As of June 30, 2015 and March 31, 2015, the Company owed $6.9 million and $7.4 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

In order to satisfy certain conditions for Bridge Bank to lend additional funds under the Credit Facility, on March 11, 2015, Mr. Miller and MILFAM each entered into a Limited Guaranty (the “Guaranties”) with Bridge Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in the amount of $1 million each, for a total guaranteed amount of $2 million. The term of the Guaranties is two years. Bridge Bank, in its sole discretion, may reduce, but not increase, the guaranteed amount under the Guaranties during the term. In connection with the Guaranties, on March 11, 2015, the Company entered into a Guaranty Fee Agreement with Lloyd I. Miller, III (“Mr. Miller”), the Company’s largest stockholder, and MILFAM II L.P., pursuant to which the Company agreed to pay Mr. Miller and MILFAM an aggregate commitment fee of $100,000 and a monthly fee equal to (i) 1% of the loan amount then guaranteed under the Guaranties for the first 12 months of the term and (ii) 1.5% of the loan amount then guaranteed under the Guaranties for the second 12 months of the term. The commitment fee and the aggregate amount of the monthly fees are payable in cash by the Company within five business days following the termination or expiration of the Guaranties.

The Company recorded $0.2 million of fees associated with the Guaranty Fee Agreement as part of other long-term liabilities at June 30, 2015.

14. Subsequent Events

Agreement to Acquire b-pack

On July 31, 2015, the Company completed its acquisition of b-pack SAS, a French société par actions simplifiée (“b-pack”) for approximately $12.33 million in cash and stock. b-pack, a pioneer and global leader in Source to Pay (S2P) solutions, is focused on providing rich, end-to-end procurement capabilities, including eProcurement, Purchase-to-Pay, Asset Management, Budget Management, Invoice Management, and Expense Management.

In connection with the acquisition of b-pack, on July 31, 215, the Compensation Committee of the Board of Directors approved the grant of options to purchase an aggregate of 700,000 shares of the Company’s common stock to 55 b-pack employees to attract and retain their services following the acquisition. The options each have an exercise price per share of $4.32, equal to the closing price of the Company’s common stock on NASDAQ on July 31, 2015. The options each have a 10-year term and vest over a 48-month period, with 25 percent of the option shares vesting after completion of 12 months of continuous service to the Company, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company. The grants were made as inducements that were a material component of the compensation of the b-pack employees and subsequent acceptance of employment with the Company, and the options were granted as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4) approved by the majority of the Company’s independent directors.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Form 10-K”). They include the following: the level of demand for Selectica’s products and services; the intensity of competition; Selectica’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; the impact of current economic conditions on our customers and our business; and our reliance on a relatively small number of customers for a substantial portion of our revenue. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements

Overview

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

Quarterly Financial Overview

For the quarter ended June 30, 2015, our total revenues increased by 65%, or $2.5 million compared with total revenues of $6.2 million for the three months ended June 30, 2014. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, was $5.1 million, or 82% of total revenues, representing an increase of $2.4 million, or 89%, over the three months ended June 30, 2014. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, was $1.1 million, or 18% of total revenues, representing an increase of $0.01 million, or 5%, over the quarter ended June 30, 2014. The growth in recurring and non-recurring revenues in the quarter ended June 30, 2015, compared with the same quarter in 2014, was primarily driven by increased revenues from our sourcing and spend management solutions and revenues from new professional services projects, all attributable to our acquisition of Iasta.

During the quarter ended June 30, 2015, our net loss was approximately $2.9 million, compared with a net loss of $3.0 million for the three months ended June 30, 2014.  The decrease in net loss was primarily caused by a $2.5 million increase in revenue, partially offset by higher personnel costs and other operating expenses. See “Results of Operations” below for further discussion on the components of net loss.

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015.

Capitalized Software Development Costs

We capitalize software development costs related to software developed for external use in accordance with Accounting Standards Codification (“ASC”) 985-20 - Costs of Software to Be Sold, Leased, or Marketed upon achieving technological feasibility of the related products. Software development costs incurred prior to achieving technological feasibility are charged to engineering and product development expense as incurred.

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

Factors Affecting Operating Results

The company achieved closing the greatest number of new customer accounts in recent history and expanded the value of current customers across a variety of business verticals domestically and internationally in the three months ended June 30, 2015, compared to the same period in 2014, a small number of customers account for a significant portion of our total revenues. The following table presents customers that accounted for more than 10% of revenues in the three months ended June 30, 2015:

	Three Months Ended
	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
Revenues from Customer A	*	14%
Revenues from Customer B	*	12%

Sales to foreign customers accounted for 27% and 3% of total revenues in the three and three months ended June 30, 2015, and 2014 respectively, the majority of which were denominated in US dollars.

	Three Months Ended
	June 30, 2015	June 30, 2014
	(in thousands, except percentages)
International Revenues	27%	3%
Domestic Revenues	73%	97%
Total Revenues	100%	100%

Results of Operations:

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
	(in thousands, except percentages)
Recurring revenues	$5,095	$2,693	$2,402
Percentage of total revenues	82%	72%	10%
Non-recurring revenues	$1,120	$1,069	$51
Percentage of total revenues	18%	28%	(10%	)
Total revenues	$6,215	$3,762	$2,453

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues increased by $2.4  million, or 89% in the three months ended June 30, 2015 compared with the same periods in 2014. The growth in recurring revenues was primarily driven by increased sales of our sourcing and spend management solutions attributable to our acquisition of Iasta, partially offset by a decrease in revenue from existing customers due to non-renewals of subscription license sales, maintenance services, and/or hosting services.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues increased by $0.01 million, or 5% in the three months ended June 30, 2015 compared with the same period in 2014. The increase in non-recurring revenues was primarily due to a combination of certain large professional services projects started in fiscal 2015.

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

Cost of revenues

	Three Months Ended
	June 30 2015	June 30, 2014	Change
Cost of recurring revenues	$1,430	$939	$491
Percentage of total cost of revenue	49%	39%	10%
Cost of non-recurring revenues	$1,477	$1,460	$17
Percentage of total cost of revenue	51%	61%	(10%	)
Total cost of revenues	$2,907	$2,399	$508

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization.  Cost of recurring revenues increased by $0.5 million compared with the same period in 2014. The increase in cost of recurring revenues was primarily due to an increase in personnel and other direct costs attributable in the three months ended June 30, 2015 to our acquisition of Iasta and increased spending on technical support and data centers to support our growth. In addition, cost of recurring revenue in the three months ended June 30, 2015 includes amortization expense of approximately $0.2 million related to certain intangible assets we recorded in connection with the Iasta acquisition and $0.1 million related to capitalized software cost.  Prior to fiscal 2015, we did not capitalize significant research and development expenses due to the short time period between the achievement of technological feasibility and general availability of the software products.

We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2016.

Cost of non-recurring revenues. Non-recurring cost of revenues is primarily comprised of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. In the quarter ended June 30, 2015, cost of non-recurring revenues increased by $0.02 million compared with the same periods in 2014.

We expect cost of non-recurring revenues to improve as a percentage of recurring revenues throughout the remainder of fiscal 2016.

Gross Margin

	Three Months Ended
	June 30, 2015	June 30, 2014
Gross margin, recurring revenues	72%	65%
Gross margin, non-recurring revenues	-32%	-37%
Gross margin, total revenues	53%	36%

Total margin increased to 53% from 36% in the quarter ended June 30, 2015. Gross margin on recurring revenues increased to 72% from 65% in the three months ended June 30, 2015 compared to the same periods in 2014. The increases in gross margin on recurring revenues were primarily due to decrease in spending on technical support and data centers.

Gross margin on non-recurring was negative 32% in the quarter-ended June 30, 2015 compared with a negative gross margin of 37% in the same quarter in 2014, primarily due to a favorable mix of professional service projects that were in process during the quarter, the impact of cost reduction measures in our professional services organization and improved efficiencies in our delivery of professional services.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Total research and development	$588	$442	146
Percentage of total revenues	9%	12%	-3%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased by $0.1 million, or 33% in the three months ended June 30, 2015 compared with the same periods in 2014. The increases in research and development expenses were primarily due to an increase in personnel costs in the three months ended June 30, 2015, attributable to our acquisition of Iasta, partially offset by a decrease in various related costs reflecting the capitalization of the research and development costs. Prior to fiscal 2015, we did not capitalize significant research and development expenses due to the short time period between the achievement of technological feasibility and general availability of the software products.

We expect research and development expenditures to decrease modestly during the remainder of fiscal 2016 primarily due to reduced levels of contract labor.

Sales and Marketing

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Sales and marketing	$3,442	$2,225	$1,217
Percentage of total revenues	55%	59%	-4%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. Sales and marketing increased by $1.2 million, or 55% in the three months ended June 30, 2015 compared with the same periods in 2014. The increases in sales and marketing expenses were primarily due an increase in personnel costs (including stock-based compensation expense) of $1.0 million. In addition, in the three months ended June 30, 2015, amortization expense for intangible assets from Iasta acquisition was $0.2 million.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2016.

General and Administrative

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
General and administrative	$2,072	$1,643	$429
Percentage of total revenues	33%	44%	-11%

General and administrative expenses mainly consist of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses. General and administrative expenses increased by $0.4 million, or 11% in the three months ended June 30, 2015 compared with the same periods in 2014. The increases in general and administrative expenses were primarily due to an increase in personnel costs (including stock-based compensation expense) and acquisition related costs compared with the same periods in 2014.

We expect general and administrative services to remain relatively flat during the remainder of fiscal 2016.

Acquisition Related Costs

In the three months ended June 30, 2015, we incurred $0.2 million of expenses related to our acquisition of b-pack. Such expenses were primarily comprised of legal fees, financial audit, and integration related professional services.

Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily consists of interest expense on the credit facility, net gains and losses from transactions denominated in foreign currencies, and other miscellaneous expenses. During the three months ended June 30, 2015 and 2014, interest and other income (expense), net was immaterial.

Liquidity and Capital Resources

	June 30, 2015	March 31, 2015
	(in thousands)
Cash, cash equivalents and short-term investments	$11,262	$13,178
Working capital	$(1,993)	$(117)

	June 30, 2015	June 30, 2014
	(in thousands)
Net cash used for operating activities	$(1,572)	$(2,672)
Net cash used for investing activities	$(355)	$(498)
Net cash provided by (used in) financing activities	$11	$(1,522)

Our primary sources of liquidity consisted of approximately $11.3 million in cash and cash equivalents as of June 30, 2015, $6.9 million of which was received from our short-term credit facility which expires in March 2016.  This compares to approximately $13.2 million in cash, cash equivalents and short-term investments as of March 31, 2015, $7.4 million of which was also received from our short-term credit facility. On December 31, 2014, we amended our credit facility to, among other things, revise the Asset Coverage Ratio, measured monthly, to be not less than 2.00 to 1.00 and adjust the minimum EBITDA thresholds to align the financial requirement provisions under the credit facility with our current borrowing levels and to enable increased borrowings under the credit facility in the future based upon any increases in our asset base. Notwithstanding such amendment, of the $11.2 million in cash and cash equivalents as of June 30, 2015, $6.9 million was provided through our credit facility, the continued availability of which was dependent a number of our financial and operational metrics.

 Operating Activities.  Cash used in operating activities increased by $1.1 million in the three months ended June 30, 2015, compared with the same period in 2014. The increase in cash flows used in operations was primarily due to a $0.4 million increase in non-cash items such as depreciation, amortization of intangibles and stock-based compensation.

Investing Activities.  Cash used by investing activities increased by $0.1 million, compared with the same period in 2014, primarily due to spending of $0.1 million related to research and development projects.

Financing Activities. Cash provided by financing activities increased by $1.5 million in the three months ended June 30, 2015, compared with the same period in 2014. In the three months ended June 30, 2015, we repaid payment of $1.3 million for borrowings under the credit facility.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, additional equity financing, and our short-term credit facility. We have no outside debt other than our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage costs, the continued availability of borrowings under our credit facility and our ability raise additional capital on terms acceptable to our shareholders.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended JUne 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1(1)	Subscription Agreement, dated as of February 6, 2015.

10.2(1)	Form of Warrant to Purchase Common Stock, dated as of May 5, 2015, issued to Management and Director Investors.

10.3(2)	Offer Letter of Employment, dated as of June 3, 2015, by and between Selectica, Inc. and Patrick Stakenas.

10.4(2)	Severance Agreement, dated as of June 3, 2015, by and between Selectica, Inc. and Patrick Stakenas.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)  Previously filed in the Company’s report on Form 8-K filed on February 9, 2015.

(2)  Previously filed in the Company’s report on Form 8-K filed on June 9, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2015	By:	/s/ TODD SPARTZ
Todd Spartz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1(1)	Subscription Agreement, dated as of February 6, 2015.

10.2(1)	Form of Warrant to Purchase Common Stock, dated as of May 5, 2015, issued to Management and Director Investors.

10.3(2)	Offer Letter of Employment, dated as of June 3, 2015, by and between Selectica, Inc. and Patrick Stakenas.

10.4(2)	Severance Agreement, dated as of June 3, 2015, by and between Selectica, Inc. and Patrick Stakenas.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)  Previously filed in the Company’s report on Form 8-K filed on February 9, 2015.

(2)  Previously filed in the Company’s report on Form 8-K filed on June 9, 2015.