Form 10-Q
period 2015-09-30
DETERMINE, INC.
filed 2015-11-16
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-29637

DETERMINE, INC.

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 4, 2015, was 11,136,693.

FORM 10-Q

DETERMINE, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Determine”, “we”, “our”, “ours”, “us”, and the “Company” refer to Determine, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30,	March 31,
	2015	2015

ASSETS
Current assets
Cash and cash equivalents	$7,978	$13,178
Accounts receivable, net of allowance for doubtful accounts of $367 and $205 as of September 30, 2015 and March 31, 2015, respectively	6,437	5,203
Restricted cash	34	34
Prepaid expenses and other current assets	1,479	1,647
Total current assets	15,928	20,062

Property and equipment, net	187	290
Capitalized software development costs, net	2,827	2,258
Goodwill	14,628	7,702
Other intangibles, net	9,130	6,453
Other assets	1,003	521
Total assets	$43,703	$37,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Current liabilities
Credit facility	$7,100	$7,447
Accounts payable	1,769	1,535
Accrued payroll and related liabilities	2,489	910
Other accrued liabilities	2,069	1,877
COFACE loan	437	-
Deferred revenue	8,300	8,410
Deferred tax liability	1,186	-
Total current liabilities	23,350	20,179

Long-term deferred revenue	19	22
Convertible note, net of debt discount	2,910	2,900
Other long-term liabilities	157	167
Total liabilities	26,436	23,268

Commitments and contingencies (Notes 10 and 11):
Redeemable Convertible Preferred Stock:
Series F redeemable convertible preferred stock, $0.0001 par value, designated, issued and outstanding shares: 0 shares at September 30, 2015 and 118,829 at March 31, 2015, respectively	-	4,895

Stockholders' equity:
Common stock, $0.0001 par value: Authorized: 35,000 and 15,000 shares at September 30, 2015 and March 31, 2015, respectively; Issued: 11,193 and 8,019 shares at September 30, 2015 and March 31, 2015, respectively; Outstanding: 11,098 and 7,923 shares at September 30, 2015 and March 31, 2015, respectively	5	5
Additional paid-in capital	312,317	297,866
Treasury stock at cost - 96 shares at September 30, 2015 and March 31, 2015	(472)	(472)
Accumulated deficit	(294,641)	(288,276)
Accumulated other comprehensive loss	(57)	-
Total Determine, Inc. stockholders' equity	17,152	9,123

Non-controlling interest	115	-
Total equity	17,267	9,123
Total liabilities, redeemable convertible preferred stock and equity	$43,703	$37,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues:
Recurring revenues	$5,413	$4,038	$10,508	$6,731
Non-recurring revenues	1,352	1,165	2,472	2,234
Total revenues	6,765	5,203	12,980	8,965

Cost of revenues:
Cost of recurring revenues	1,757	1,504	3,187	2,443
Cost of non-recurring revenues	1,504	2,347	2,981	3,806
Total cost of revenues	3,261	3,851	6,168	6,250

Gross profit:
Recurring gross profit	3,656	2,534	7,321	4,288
Non-recurring loss	(151)	(1,182)	(509)	(1,573)
Total gross profit	3,505	1,352	6,811	2,715

Operating expenses:
Research and development	1,034	997	1,622	1,439
Sales and marketing	3,562	3,611	7,003	5,836
General and administrative	2,067	2,356	4,139	3,999
Total operating expenses	6,663	6,964	12,764	11,274

Loss from operations	(3,158)	(5,612)	(5,953)	(8,559)

Other income (expense), net	(251)	(28)	(399)	(29)
Net loss before income tax	(3,409)	(5,640)	(6,352)	(8,588)

Benefit from (provision for) income taxes	(20)	2,950	(20)	2,950
Consolidated net loss	(3,429)	(2,690)	(6,372)	(5,639)

Net income attributable to non-controlling interest	4	-	4	-
Net loss attributable to Determine, Inc.	$(3,425)	$(2,690)	$(6,368)	$(5,639)

Redeemable preferred stock accretion	-	2,744	1,000	2,744
Net loss attributable to common stockholders	$(3,429)	$(5,434)	$(7,372)	$(8,383)

Basic and diluted net loss per share (Note 9)	$(0.32)	$(0.35)	$(0.66)	$(0.85)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	10,594	7,795	9,694	6,617

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(3,425)	$(2,690)	$(6,368)	$(5,639)
Other comprehensive income (loss):
Foreign currency translation adjustments	(57)	-	(57)	-
Non controlling interest	4	-	4	-
Other comprehensive loss	(53)	-	(53)	-
Comprehensive loss	$(3,478)	$(2,690)	$(6,421)	$(5,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2015	2014

Operating activities
Net loss	$(6,372)	$(5,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,168	589
Loss on disposition of property and equipment	14	-
Stock-based compensation expense	1,213	1,289
Non-controlling interest	4	-
Changes in assets and liabilities:
Accounts receivable	440	1,178
Prepaid expenses and other current assets	273	(286)
Other assets	54	97
Accounts payable	(55)	5
Accrued payroll and related liabilities	548	(462)
Other accrued liabilities and other long-term liabilities	(505)	87
Deferred tax liability	7	(2,989)
Deferred revenue	(981)	(839)
Net cash used in operating activities	(4,192)	(6,970)

Investing activities
Purchase of property and equipment	(7)	(52)
Capitalized software	(809)	(1,040)
Net cash paid in connection with acquisition	(402)	(5,003)
Net cash used in investing activities	(1,218)	(6,095)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	310	7,078
Employee taxes paid in exchange for restricted stock awards forefeited	227	-
Issuance of common stock under employee stock plan	87	93
Credit facility borrowing, net	-	51
Credit facility payment	(347)	(655)
Repayment of a loan	(25)	(277)
Conversion of preferred stock to common stock	(17)	-
Repayment of minority shareholder	(133)	-
Issuance of convertible note, net of costs	162	-
Net cash provided by financing activities	264	6,290

Effect of exchange rate changes on cash	(54)	-

Net decrease in cash and cash equivalents	(5,200)	(6,775)
Cash and cash equivalents at beginning of the period	13,178	16,907
Cash and cash equivalents at end of the period	7,978	10,132

Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$28
Beneficial conversion feature for convertible redeemable preferred stock	$371	$-
Accretion of preferred series stock to redemption value	$1,000	$2,744
Conversion of Series F redeemable preferred stock to common stock	$5,895	$-
Issuance of shares in business combination	$7,954	$6,610
Assumption of debt in connection with business combination	$587	$932

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

          The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three and six months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended September 30, 2015 and 2014 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2015, and the results of operations and cash flows for the three and six months ended September 30, 2015 and 2014, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2015 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, as supplemented by the consolidated financial statements of b-pack SAS, a French société par actions simplifiée (“b-pack”) and its subsidiaries, included in the Company’s Current Report on Form 8-K/A filed with the SEC on October 16, 2015.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. It also includes non-controlling interest, which is the portion of equity in a subsidiary not attributable to a parent. The non-controlling interest of the Company and its subsidiaries are not considered to be permanent equity. Non-controlling interest’s share of subsidiary earnings is reflected as net income attributable to non-controlling interest in the condensed consolidated statements of loss.

Non-Controlling Interest

On July 31, 2015, the Company completed its acquisition of b-pack and its subsidiaries. Determine, SAS is headquartered in Paris, France, and has the following subsidiaries: b-pack Software, in charge of the sales and marketing, b-pack Services, incorporated in Aix-en-Provence, France and b-pack, Inc. incorporated in Atlanta, Georgia that primarily operates as a sales office in the US. The condensed consolidated financial statements include the financial position and results of operations of b-pack Services in which the Company owns 82%, maintaining a controlling interest. A summary of b-pack Services is as follows as of and for the quarter ended September 30, 2015:

Total Assets	$381,000
Total Liabilities	$(502,000)
Income before Income Taxes	$216,000

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Change in Presentation of Financial Statements

      During the first quarter ended June 30, 2014 in prior year, the Company changed the presentation of its financial statements to include third party consulting costs related to our Selectica Configuration Solutions in cost of revenue. Previously, these costs were included in sales and marketing expenses.  Reclassifications of $0.4 million from sales and marketing to cost of revenue were made in fiscal 2015, to conform to the current year’s presentation.  This reclassification of the prior period amounts does not significantly change the previously reported operating loss or net loss.

 Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company’s cash balances periodically exceed the FDIC insured amounts.  Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have not been significant.

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

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, and acquired technology. Intangible assets are recorded at fair value at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There was no impairment charge recorded during the three and six months ended September 30, 2015 and 2014.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and an identifiable intangible asset acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There was no impairment charge recorded during the three and six months ended September 30, 2015 and 2014.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues from Customer A	*	10%	*	12%

 As of September 30, 2015, no customers accounted for at least 10% of net accounts receivable or revenue. As of March 31, 2015, Customer B accounted for 29% of net accounts receivable.

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

Multiple-Deliverable Arrangements. The Company enters into arrangements with multiple-deliverables that generally include subscription, support, and professional services. If a deliverable has standalone value, and delivery is probable and within the Company’s control, the Company accounts for the deliverable as a separate unit of accounting. Subscriptions to use our software solutions have standalone value as such services are often sold separately, primarily through renewals. Professional services have standalone value as such services are often sold separately, and are available from other vendors.

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

Non-recurring revenues.  Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, training, and perpetual license sales prior to fiscal 2015. For professional services arrangements billed on a time-and-materials basis, services are recognized as revenue as the services are rendered. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues. Perpetual license sales are recognized upon delivery of the product, assuming all the other conditions for revenue recognition have been met.

In certain arrangements with non-standard acceptance criteria, the Company defers the revenue until the acceptance criteria are satisfied. Reimbursements, including those related to travel and out-of-pocket expenses are included in non-recurring revenues, and an equivalent amount of reimbursable expenses is included in non-recurring cost of revenues.

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the three months and six months ended September 30, 2015 were approximately $0.2 million and $0.4 million, respectively. Advertising expense for the three months and six months ended September 30, 2014 were approximately $0.1 million and $0.3 million, respectively.

Foreign Currency

For the Company’s UK subsidiary, the functional currency is the U.S. dollar. Non-monetary assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments and net gains and losses resulting from foreign exchange transactions are recorded in other income (expense), net in the condensed consolidated statements of operations. For French subsidiaries whose functional currency is the local currency, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balance consists of translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the euro.

Capitalized Software Development Costs

The Company capitalizes costs for internal use incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the assets, which has been determined to be three years based on Management’s discussion and industry average. Capitalized software developments costs are evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software. Management has performed the net realizable value analysis and that no impairment of capitalized costs is deemed necessary as of September 30, 2015.

Capitalized software will be amortized once the product is available for general release, using the straight-line method over the estimated useful lives of the assets, which has been determined to be three years based on Management’s discussion and industry average. Capitalized software developments costs are evaluated for recoverability based on estimated future gross revenues reduced by the associated costs. If gross revenues were to be significantly less than estimated, the net realizable value of the capitalized software intended for sale would be impaired, which could result in the write-off of all or a portion of the unamortized balance of such capitalized software. Management has performed the net realizable value analysis and that no impairment of capitalized costs is deemed necessary as of September 30, 2015.

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

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the three months and six months ended September 30, 2015 and 2014, sales to international locations were derived primarily from France, Canada, India, New Zealand, Switzerland, Germany, Hong Kong, Ireland, Norway and the United Kingdom.

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
International Revenues	18%	22%	14%	14%
Domestic Revenues	82%	78%	86%	86%
Total Revenues	100%	100%	100%	100%

For the quarter ended September 30, 2015 and 2014, the Company held long-lived assets outside of the United States with a net book value of approximately $21,000 and $50,000, respectively. These assets were located in Odessa, Ukraine.

Treasury Stock

There were no stock repurchases during the three months ended September 30, 2015 and 2014.

The Company had 96,000 shares of treasury stock as of September 30, 2015 and March 31, 2015.

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. Since it is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). ASU 2015-10 amends a wide range of Accounting Standards Codification topics to make clarifying changes, correct unintended application of guidance, and make minor changes that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not anticipate that the adoption of ASU 2015-10 will have a material impact on its condensed consolidated financial statements and related disclosures.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-05, Intangibles−Goodwill and Other−Internal-use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company for fiscal years beginning after December 15, 2015. Early adoption of ASU 2015-03 is permitted. The Company will adopt this guidance effective April 1, 2016. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company has not determined in which period it will adopt the new guidance. Retrospective adoption is required. Long-term debt issuance costs will be reclassified from other assets to long-term debt upon adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Subtopic 810): Amendments to the Consolidation Analysis, to improve consolidation guidance for legal entities and affect the consolidation evaluation for reporting organizations. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or with a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.

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

In August 2014, FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

3. Acquisition

b-pack SAS

On July 31, 2015, the Company completed its acquisition of b-pack SAS, a French société par actions simplifiée (“b-pack”). As a result of the Merger, the b-pack Shareholders received an aggregate cash payment of $1.1 million and 1,841,244 shares of common stock of the Company, par value $0.0001, resulting in Determine, SAS continuing as a wholly owned subsidiary of the Company.

             b-pack SAS, was founded December 5, 2005, and is a software-as-a-service, (SaaS) company that offers a suite of cloud-based applications that help companies significantly reduce costs by optimizing, streamlining, and automating complex procurement processes with an integrated, end-to-end platform that facilitates and promotes an environment for responsible spending. Pre-merger, b-pack SAS was headquartered in Paris, France, and has the following subsidiaries: b-pack Software, b-pack Services, and b-pack, Inc. b-pack Software was 99.94% owned by b-pack SAS and was incorporated in Paris France. b-pack Software was in charge of the sales and marketing development of Europe. b-pack Services was 82% owned by b-pack SAS and was incorporated in Aix-en-Provence, France. The remaining 36.15% is held by non-controlling interest shareholder. b-pack Inc. was a wholly-owned subsidiary of by b-pack SAS. b-pack, Inc. was incorporated in Atlanta, Georgia and primarily operates as a sales office in the US. Pursuant to the Agreement and Plan of Merger, b-pack merged with and into Determine SAS and Determine SAS continued as the surviving entity. The Company's operations are subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, regulatory, and other risks associated with an emerging business.

The Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The working capital adjustment has been finalized and may impact our goodwill amount in a future period. The acquisition consideration is comprised of the following:

(in thousands)
Cash Paid	$1,056
Total stock value	7,954

Total purchase price	$9,010

The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$654
Accounts receivable, net	1,674
Prepaid and other assets	105
Deferred income tax	260
Customer relationships	1,640
Developed technology	1,860
Goodwill (inclu. assembled workforce)	6,926
Other assets	268
Accounts payable	(289)
Accrued payroll and related benefits	(1,031)
Coface loan	(428)
Deferred revenue	(868)
Accrued expenses	(209)
VAT payable	(265)
Deferred tax liability - current	(1,165)
Non controlling interest	(121)
Total net assets	$9,010

The goodwill of $6.9 million is primarily attributed to the synergies expected to arise after the acquisition and fair value of assembled workforce. We record goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the most significant intangible assets from the businesses that we acquire are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. Since intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for our business acquisitions are recognized as goodwill. No goodwill was deemed to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and b-pack, which was considered a “significant” acquisition (as defined in Regulation S-X) for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of April 1, 2015. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the b-pack acquisition including amortization charges from acquired intangible assets and stock-based compensation charges for unvested stock option awards, as though the Company and b-pack were combined as of April 1, 2015. The related tax effect was insignificant.

The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of b-pack had taken place as of the beginning of each period presented. The pro forma financial information does not reflect the impact of any reorganization or operating efficiencies resulting from combining the two companies.

The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects assuming the acquisition had occurred on April 1, 2015. Acquisition related expenses are included in general and administrative expenses.

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except percentages)		(in thousands, except percentages)

Revenue	$3,363	$6,791	$11,753	$8,402
Loss from operations	$(4,126)	$(5,620)	$(7,577)	$(5,376)
Net loss	$(2,993)	$(2,625)	$(10,277)	$(2,553)
Basic and diluted net loss per share	$(0.28)	$(0.34)	$(1.06)	$(0.39)

4.   Goodwill and Purchased Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2015	$7,702
Goodwill acquired	6,926
Balance at September 30, 2015	$14,628

The following is a summary of purchased intangible assets (in thousands):

	September 30, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Acquired developed technology	$5,035	$856	$4,179
Customer relationships	5,853	947	4,906
Trade name	120	75	45
	$11,008	$1,878	$9,130

	March 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Acquired developed technology	$3,170	$476	$2,694
Customer relationships	4,210	526	3,684
Trade name	120	45	75
	$7,500	$1,047	$6,453

Acquired developed technology, customer relationships, and trade name are being amortized on a straight-line basis and have weighted-average remaining useful lives of 4.15 years, 4.41 years, and 0.75 years, respectively, as of September 30, 2015. Amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was $0.6 million and $0.3 million for the six months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, amortization expense for intangible assets for each of the next five years is as follows:

(in thousands)
FY 2016	$1,088
FY 2017	2,134
FY 2018	2,119
FY 2019	2,119
FY 2020	1,370
Thereafter	300
Total	$9,130

5. Property and Equipment

Property and equipment consist of the following:

	September 30,	March 31,
	2015	2015
	(in thousands)
Computers and software	$358	$562
Furniture and equipment	260	260
Leasehold improvements	36	70
	654	892
Less: accumulated depreciation	(467)	(602)

Total property and equipment, net	$187	$290

Depreciation expense was approximately $45,000 and $97,000 during the three months and six months ended September 30, 2015, respectively. Depreciation expense was approximately $69,000 and $107,000 during the three months and six months ended September 30, 2014, respectively.

6.  Capitalized Software Development Costs

The Company capitalized $0.5 million and $0.8 million of research and development costs during the three months and six months ended September 30, 2015, respectively.

Amortization expense was $0.1 million and $0.2 million for the three months and six months ended September 30, 2015, respectively and is included in the product cost of revenue. Amortization expense was $0.01 million and $0.1 million for the three months and six months ended September 30, 2014, respectively, and is included in the product cost of revenue. The unamortized balance of capitalized software was $2.8 million as of September 30, 2015.

 7.  Private Placement Fundings with Redeemable Convertible Preferred Stock and Warrants

On February 6, 2015, pursuant to the terms of a Purchase Agreement between the Company and certain institutional funds and other accredited investors, the Company sold and issued 118,829 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (the “Series F Stock”) to such investors at a purchase price of $47.00 per whole share of Series F Stock (or $4.70 per one-tenth of a share of Series F Stock), for an aggregate gross purchase price of approximately $5.6 million (the “2015 Financing”). In addition to the issuance of the Series F Stock, the Company issued to each investor a warrant to purchase common stock, initially exercisable for an aggregate of 594,143 shares of common stock (the “February 2015 Warrants”). The exercise price of the 2015 Warrants is $6.00 per share. The 2015 Warrants have a five-year term and became exercisable on August 6, 2015. The estimated fair value of the warrants using the Black-Scholes-Merton valuation model at the issuance date is $777,500. The total proceeds raised in the 2015 Financing equal approximately $5.6 million. The Series F Stock converted into an aggregate of 1,188,291 shares of common stock on May 5, 2015 following stockholder approval.

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

The Series F Stock was assessed under ASC 470, Debt, and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in-the-money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant value) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $0.4 million for Series F Stock being recorded in additional paid-in capital in the three months ended June 30, 2015.

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

8.  COFACE Loan

In December 2009, the Company signed a stated guaranteed insurance contract with the insurance company COFACE in order to protect the Company against the financial risks of its commercial development in the United States. As part of the contract, COFACE financed part of the expenses in the United States, with the amounts to be amortized in subsequent years. As of September 30, 2015, the amount still to be repaid was of $437,000.

9.  Equity

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

The Company granted the following stock options and restricted units:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)		(in thousands)
Stock Options	802	750	1,069	750
Restricked Stock Units	52	127	138	204
Total Granted	854	877	1207	954

Valuation Assumptions

For the three and six months ended September 30, 2015 and September 30, 2014, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Period Ended
	September 30, 2015
	Three Months	Six Months
Risk-free interest rate	1.73%	1.77%
Dividend yield	0.00%	0.00%
Expected volatility	49.49%	49.74%
Expected term in years	6.05	6.05
Weighted average fair value at grant date	$2.07	$2.32

	Period Ended
	September 30, 2014
	Three Months	Six Months
Risk-free interest rate	1.97%	1.97%
Dividend yield	0.00%	0.00%
Expected volatility	60.45%	60.45%
Expected term in years	6.05	6.05
Weighted average fair value at grant date	$3.74	$3.74

The following tables summarize activity under the equity incentive plans for the three months ended September 30, 2015:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at July 1, 2015	1,195	$6.41	340	$6.23
Granted	102	4.27	52	3.92
Granted outside of plan (1)	700	-	-
Exercised	-	-	(76)	5.33
Cancelled	(78)	6.18	(34)	6.26
Outstanding at September 30, 2015	1,919	$5.52	282	$6.04

Vested and expected to vest	1,672	$5.57

Shares Available for Grant (in thousands)
Balance at July 1, 2015	2,531
Options:
Granted – approved plan	(102)
Granted-nonapproved plan (1)	(700)
Cancelled	78

Restricted Stock Units:
Granted	(52)
Cancelled	34
Released shares repurchased	12
Balance at September 30, 2015	1,801

(1) Upon the closing of the b-pack, SAS acquisition, the Company issued options to certain b-pack employees, including the b-pack Shareholders, to purchase up to an aggregate of 700,000 shares of common stock of the Company, which awards were granted as employment inducement awards

The weighted average remaining contractual term for exercisable options is 7.63 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2015 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2015 was $3.93 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at September 30, 2015 and 2014 was $6,300 and $74,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at September 30, 2015 and 2014 was $1.1 million and $3.5 million, respectively.

The options outstanding and exercisable at September 30, 2015 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Number of Shares	Weighted-Average Exercise Price per share
$3.81	—	$3.99	102	9.9	-	$-
$4.32	—	$4.32	695	9.83	-	-
$5.18	—	$6.14	419	8.72	118	5.58
$6.30	—	$6.30	23	8.12	7	6.3
$6.61	—	$25.20	679	8.46	243	6.86
$3.81	—	$25.20	1,919	9.09	368	$6.44

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Cost of revenues	$107	$154	$174	$282
Research and development	85	56	128	110
Sales and marketing	238	224	501	364
General and administrative	206	286	410	548
Impact on net loss	$636	$720	$1,213	$1,304

Upon the departure of our CEO in June 2015, previously recognized stock-based compensation expense in the amount of $7,326 as reversed due to the forfeiture of stock option grants. As of September 30, 2015, the unrecorded share-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $4.1 million and $1.8 million, respectively, and will be recognized over an estimated weighted average amortization period of 3.32 years for stock options and 2.34 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended September 30, 2015 and 2014 was approximately $18,700 and $31,000, respectively as compared to approximately $33,700 and $31,000 for six months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, there were 24,115 and 18,202 shares issued under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)		(in thousands)

Options	-	12	4	12
Unvested restricted stock units	18	60	30	52
Warrants	2,262	350	4,524	350
Total common stock equivalents excluded from diluted net loss per common share	2,280	422	4,558	414

In fiscal 2015, under the 2001 Long-Term Equity Incentive Plan, the Company provided issuance of phantom stock rights to the Odessa consultants in Ukraine. To date, the Company has issued 11,350 shares under phantom stock rights for the exercise price of $6.76. The shares vest over one year starting from the grant date of April 1, 2014. The contractors will get 50 more shares at every anniversary of their employment. The Company reserves the right to modify this over time. The Company did not book any expense for the three and six months ended as of September 30, 2015 and 2014.

11.  Operating Lease Commitments

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

In connection with the acquisition of b-pack, we assumed leases for offices in Paris, France and in Aix-en-Provence, France. The lease in Paris, dated May 4, 2011 is for approximately 1,572 square feet of office space located at 92 rue d’Amsterdam, Paris. It expires June 30, 2020 (but can be terminated June 30, 2017) and carries a base rent of $3.21 per rentable square foot. The lease in Aix-en-Provence, dated July 31, 2015 is for approximately 4,327 square feet of office space located at 220 rue Denis Papin, Aix-en-Provence. It expires July 31, 2024 (but can be terminated July 31, 2018) and carries a base rent of $1.92 per rentable square foot.

In connection with the acquisition of b-pack, we also assumed a lease for offices in Atlanta, Georgia. The lease in Georgia, dated August 1, 2014, is for approximately 1,742 square feet of office space, expires July 31, 2016 and carries a base rent of $1.44 per rentable square foot.

              Rental expenses for the office space and equipment were approximately $0.2 million for three months ended September 30, 2015 and 2014 as compared to approximately $0.3 million and $0.2 million for the six months ended September 2015 and 2014, respectively. Minimum payments under our operating leases agreements are $0.4 million in fiscal 2016, $0.5 million in fiscal 2017, $0.1 million in fiscal 2018 and $0.03 million in fiscal 2019.

12.  Litigation and Contingencies

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

In March 2015, in the context of the merger between b-pack SAS and Selectica France SAS, a minority shareholder of b-pack Services SA, a French subsidiary of b-pack SAS prior to the merger and a current subsidiary of Determine, SAS post-merger, initiated litigation in the Nanterre Commercial Court against the founders of b-pack SAS claiming indemnification rights for his contribution to the business of b-pack Services SA, which is currently pending, and seeking monetary damages and other relief. In July 2015, the same minority shareholder also initiated litigation in the Paris Commercial Court against Determine, SAS to contest the merger between b-pack SAS and Selectica France SAS, which is also pending, and seeking monetary damages and other relief.  The Company believes that the lawsuits are without merit and intends to defend against them vigorously. The Company did not record any provision as of September 30, 2015.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of the three months ended September 30, 2015 or 2014, respectively. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of September 30, 2015 or 2014.

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

The Receivables Financing Facility may be drawn in amounts up to $5.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $4.0 million in the aggregate. The Credit Facility terminates on March 20, 2016, provided, however, that in the event of an early termination by the Company; a penalty of 1.0% of the total credit facility would be triggered.

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

As of September 30, 2015 and March 31, 2015, the Company owed $7.1 million and $7.4 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

In order to satisfy certain conditions for Bridge Bank to lend additional funds under the Credit Facility, on March 11, 2015, Lloyd I. Miller, III (“Mr. Miller”), and MILFAM each entered into a Limited Guaranty (the “Guaranties”) with Bridge Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in the amount of $1 million each, for a total guaranteed amount of $2 million. The term of the Guaranties is two years. Bridge Bank, in its sole discretion, may reduce, but not increase, the guaranteed amount under the Guaranties during the term. In connection with the Guaranties, on March 11, 2015, the Company entered into a Guaranty Fee Agreement with Mr. Miller, the Company’s largest stockholder, and MILFAM II L.P., pursuant to which the Company agreed to pay Mr. Miller and MILFAM an aggregate commitment fee of $100,000 and a monthly fee equal to (i) 1% of the loan amount then guaranteed under the Guaranties for the first 12 months of the term and (ii) 1.5% of the loan amount then guaranteed under the Guaranties for the second 12 months of the term. The commitment fee and the aggregate amount of the monthly fees are payable in cash by the Company within five business days following the termination or expiration of the Guaranties.

The Company’s Credit Facility with Bridge Bank contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. This financial covenant was not met for the month of September 30, 2015, and Bridge Bank has provided a waiver for non-compliance with the asset coverage ratio for such period.

Additionally, the Junior Secured Convertible Promissory Notes in aggregate principal amount of $3 million issued to Lloyd Miller and two of his affiliates on March 11, 2015 (the “Miller Notes”), contain cross-default provisions pursuant to which any default under the Bridge Bank Credit Facility that is not waived by Bridge Bank or cured within the period of time allowed under the Credit Facility, if any, constitutes a default under the Miller Notes.  Because the default under the Bridge Bank Credit Facility has been waived by Bridge Bank (and no period of time is prescribed under the Credit Facility for such waiver), the Company is not in default under the Miller Notes.

The Company recorded $20,000 of fees associated with the Guaranty Fee Agreement as part of other long-term liabilities as of September 30, 2015.

14.  Income Taxes

The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

Six Months Ended
September 30, 2015
Domestic Pre-tax (Loss)	$(5,572)
Foreign Pre-tax (Loss)	(780)
$(6,352)

The components of the provision for income taxes are as follows:

Six Months Ended
September 30, 2015
US	$-
Foreign	20
Total provision for income taxes	$20

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

The Company recorded a $1.2 million deferred tax liability at September 30, 2015 which relates solely to the b-pack acquisition and is a one-time event.

At September 30, 2015, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition at September 30, 2015, the Company had approximately $1.3 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal year ended from 1998 to 2014 due to net operating losses and tax carryforwards unutilized from such years.

15.  Related Party Transactions

Determine SAS and p-pack Services rent their offices from SCI Donapierre, the company controlled by two of the Company's shareholders. For three months ended September 30, 2015, Determine SAS made rental payments of $30,000 to SCI Donapierre.

16. Subsequent Events

Departure of CFO

On October 7, 2015, the Board of Directors of Determine, Inc. appointed Mr. John Nolan as Chief Financial Officer of the Company, replacing Mr. Todd Spartz, who resigned as Chief Financial Officer and Secretary on October 7, 2015. As a result of Mr. Spartz’s departure, the Company expects to record severance of $0.2 million during the third quarter of fiscal 2016.

In connection with his appointment as Chief Financial Officer of the Company, on October 7, 2015, the Company entered into an employment offer letter and a severance agreement with Mr. Nolan. The employment offer letter provides for an annual salary of $250,000 and annual incentive bonus of up to $75,000 based on criteria to be established by the Company’s Chief Executive Officer. The severance agreement provides that if Mr. Nolan’s employment is terminated by the Company without Cause, the Company will be required to pay Mr. Nolan severance benefits equal to his then-existing base salary and the employer portion for a period of 12 months. He will also be granted a non-qualified option to purchase 100,000 shares of the Company’s common stock, exercisable for 10 years, subject to vesting over a 48-month period.

Amendments to Articles of Incorporation or Bylaws; Change in Company’s Name.

On October 15, 2015, the Company amended our certificate of incorporation to change our name from Selectica, Inc. to Determine, Inc., which change became effective immediately. A conformed copy of our Certificate of Incorporation is filed as of October 19, 2015.

Effective October 15, 2015, the Company also amended and restated our Bylaws to change our name from Selectica, Inc. to Determine, Inc., which change became effective immediately. The Company’s common stock will trade under the ticker symbol “DTRM” effective as of October 19, 2015.

Issuance of Common Stock in Connection with Acquisition

On November 10, 2015, we filed a registration statement on Form S-3 registering for resale up to 1,841,244 shares of our common stock issued in connection with our acquisition of b-pack SAS on July 31, 2015 (the “Acquisition Shares”).  In connection with acquisition, we entered into a Registration Rights Agreement, dated as of July 31, 2015, with the b-pack shareholders under which we agreed, among other things, to register the Acquisition Shares and to maintain the effectiveness of such registration, subject to certain exceptions, until such time as all of the securities covered thereby are either sold or otherwise disposed of or may be freely sold by the holders. The registration statement was filed to comply with the requirements of the Registration Rights Agreement.

On November 10, 2015, we filed a registration statement on Form S-8 registering an aggregate of 700,000 shares of our common stock that may be issued upon the exercise of Non-Plan Stock Options granted to certain new non-executive employees of the Company in connection with our acquisition of b-pack SAS. The Stock Options were granted as inducement grants outside of our 2015 Equity Incentive Plan in reliance on NASDAQ Listing Rule 5635(c)(4).

Additionally, on November 10, 2015, we filed a registration statement on Form S-8 registering an aggregate 2,111,000 shares of our common stock that have been or may be issued and sold under the Determine, Inc. 2015 Equity Incentive Plan, consisting of (a) 1,500,000 shares of newly reserved common stock and (b) up to 611,000 shares of common Stock subject to outstanding awards under our previous Selectica, Inc. 1999 Equity Incentive Plan that may become available for reuse following May 5, 2015 in accordance with the provisions of the Determine, Inc. 2015 Equity Incentive Plan.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Form 10-K”). They include the following: the level of demand for Determine’s products and services; the intensity of competition; Determine’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; the impact of current economic conditions on our customers and our business; and our reliance on a relatively small number of customers for a substantial portion of our revenue. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements

Overview

We are a provider of leading enterprise cloud software solutions with over four decades of collective technical and process knowledge in the areas of strategic sourcing, enterprise contract lifecycle management, and procure to pay solutions.

Through recent acquisitions, we unified this experience and technology under one name, exemplifying the perspective we now bring to the marketplace. Our mission is to enable businesses to transform their operational data and processes into unique insights to make informed decisions that drive value and mitigate risk.

We provide the next generation of agile, enterprise cloud solutions for managing the needs of modern business. Using our intuitive applications, organizations can effectively manage the full scope of source to pay and enterprise contract lifecycle management requirements using the Determine platform.

The Determine platform is an open technology infrastructure based on smart process application models. The goal of our platform is to establish awareness of relevant data, manage business documents, embed analytical tools, create a means for collaboration, and provide advanced process management tools for fully integrating business processes through an open API infrastructure. Built on a unified and highly scalable platform, we deliver deep and innovative capabilities in strategic sourcing, supplier management, enterprise contract lifecycle management, e-procurement, invoicing, and other business operation areas.

In addition to our source to pay and enterprise contract lifecycle management solutions suite, we also provide a powerful, patented configuration engine solution, which Global 1000 companies use to increase revenue by facilitating the right combination of products, services, and price.

Quarterly Financial Overview

For the three months ended September 30, 2015, our total revenues increased by 30%, or $1.6 million, to $6.8 million compared with total revenues of $5.2 million for the three months ended September 30, 2014. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues, totaled $5.4 million, or 80% of total revenues, representing an increase of $1.4 million, or 34%, over the three months ended September 30, 2014. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.4 million, or 20% of total revenues, representing an increase of $0.2 million, or 16%, over the three months ended September 30, 2014. The increase in recurring and non-recurring revenues year over year resulted primarily from the new customers from our acquisition of b-pack, SAS.

During the quarter ended September 30, 2015, our net loss totaled approximately $3.4 million, representing an increase in net loss of $0.7 million, or 27%, more than our net loss of $2.7 million for the three months ended September 30, 2014.  The increase in net loss relates primarily due to acquisition of b-pack and acquisition related costs incurred during the three months ended September 30, 2015. During the first six months of fiscal year 2016, net loss totaled $6.4 million, an increase of $0.7 million or 13% from year over year. See “Results of Operations” below for further discussion on the components of net loss.

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

Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $0.1 million and $0.2 million for the three months and six months ended September 30, 2015 and is included in the product cost of revenue. Prior to the twelve months ended March 31, 2015, these costs were not capitalized due to the short length of time between technological feasibility and general availability of software versions. The unamortized balance of capitalized software was $2.8 million as of September 30, 2015.

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

Goodwill

Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of September 30, 2015, no impairment of goodwill has been identified.

   Foreign Currency

For the Company’s UK subsidiary, the functional currency is the U.S. dollar. Non-monetary assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments and net gains and losses resulting from foreign exchange transactions are recorded in other income (expense), net in the condensed consolidated statement of operations. For French subsidiaries whose functional currency is the local currency, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.

Factors Affecting Operating Results

A small number of customers continue to account for a significant portion of our total revenues. We expect that our revenues will continue to depend upon a limited number of customers. If we were to lose a large customer, it would have a significant impact upon future revenues. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues from Customer A	*	10%	*	12%

Sales to foreign customers accounted for 18% and 14% of total revenue during the first three months and six months ended September 30, 2015, respectively, of which the majority is denominated in US dollars. We don’t anticipate that any exposure to foreign currency fluctuations will be significant in the foreseeable future.

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
International Revenues	18%	22%	14%	14%
Domestic Revenues	82%	78%	86%	86%
Total Revenues	100%	100%	100%	100%

Results of Operations:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except percentages)		(in thousands, except percentages)
Recurring revenues	$5,413	$4,038	$10,508	$6,731
Percentage of total revenues	80%	78%	81%	75%
Non-recurring revenues	1,352	1,165	2,472	2,234
Percentage of total revenues	20%	22%	19%	25%
Total revenues	$6,765	$5,203	$12,980	$8,965

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues during the three months and six months ended September 30, 2015 increased by $1.4 million, or 34%, and $3.8 million or 56% year over year. Subscription revenues grew by $1.4 million due to the acquisition of b-pack and new customers during the three months ended September 30, 2015. During the first six months of fiscal year 2015, recurring revenues continue to account for over 81% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, training and perpetual licenses. Non-recurring revenues during the three months ended September 30, 2015 increased by $0.2 million compared to the three months ended September 30, 2014. This increase was primarily due to the acquisition of b-pack, SAS. Our non-recurring revenues during the six months ended September 30, 2015 increased by $0.2 million, or 11%, year over year, which relates to the acquisition mentioned above.

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

Cost of revenues

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of recurring revenues	$1,757	$1,504	$3,187	$2,443
Percentage of total cost of revenue	54%	39%	52%	39%
Cost of non-recurring revenues	1,504	2,347	2,981	3,806
Percentage of total cost of revenue	46%	61%	48%	61%
Total cost of revenues	$3,261	$3,851	$6,168	$6,250

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization. During the three and six months ended September 30, 2015, cost of recurring revenues increased $0.3 million and $0.7 million, respectively, compared to the same periods in the prior year, primarily due to an increase in overall cost as a result of an increase in revenue from the acquisition and support costs in our data centers, certain acquisition related intangible assets, as well as higher compensation expenses in our support organization.

We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2016.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During the three and six months ended September 30, 2015, these costs decreased $0.8 million compared to the same periods in the prior year due to continuous efforts from management to reduce costs. During the first six months of fiscal year 2015, non-recurring costs account for over 22% of our total revenues and we expect this trend to continue going forward.

We expect cost of non-recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2016.

Gross Margin

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gross margin, recurring revenues	68%	63%	70%	64%
Gross margin, non-recurring revenues	-11%	-101%	-21%	-70%
Gross margin, total revenues	52%	26%	52%	30%

Gross profit was $3.5 million, or 52%, during the three months ended September 30, 2015, compared with $1.4 million, or 26%, during the three months ended September 30, 2014. This increase in our gross margin was primarily due to a increase in revenue as discussed above. Additionally, gross margins on non-recurring revenues decreased from the prior year as we continued to save costs.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total research and development	$1,034	$997	$1,622	1,439
Percentage of total revenues	15%	19%	12%	16%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased $37,000 and $0.2 million during the three months and six months ended September 30, 2015, respectively, compared to the same period in 2014. This increase relates to decrease on capitalization of software development costs. The capitalization decreased by $0.2 million during the six months ended September 30, 2015 compared to the same period in 2014.

We expect research and development expenditures to increase modestly during the remainder of fiscal 2016 due to increased headcount.

Sales and Marketing

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales and marketing	$3,562	$3,611	$7,003	5,836
Percentage of total revenues	53%	69%	54%	65%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended September 30, 2015, sales and marketing expenses decreased $49,000, or 1%, due to lower commissions and increased $1.2 million, or 20%, for six months ended September, 30, 2015, compared to the same periods in 2014. The increases are primarily due to higher employee compensation expenses and acquisition-related costs.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2015.

General and Administrative

	Six Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
General and administrative	$2,067	$2,356	$4,139	3,999
Percentage of total revenues	31%	45%	32%	45%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense decreased $0.3 million during the three months ended September 30, 2015, but increased $0.1 million during six months ended September 30, 2015 compared to the same period in 2014. Spending was similar in each period, with the exception of increased in legal expense which was offset by the increase in bad debt expense in the second quarter of fiscal 2016.

Acquisition Related Costs

We incurred significant expenses in connection with our b-pack, SAS acquisition. Acquisition related expenses consist of transaction costs, legal fees, costs for transitional employees, facilities consolidation, and integration related professional services.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest expense on the credit facility, foreign currency fluctuations, and other miscellaneous expenditures. During the three and six months ended September 30, 2015 and 2014, interest and other income (expense), net was immaterial.

Provision for Income Taxes

As part of the b-pack acquisition, a net deferred tax liability of approximately $1.2 million was generated relating primarily to intangible assets where book basis was increased and tax basis remained at carryover amounts. Since the b-pack acquisition primarily consists of French entities which did not maintain valuation allowance on the deferred tax assets, the corresponding change for the increase to net deferred tax liability was recorded as an increase to goodwill. The increase to deferred tax liability, in accordance with ASC 740, is a one-time event.

Liquidity and Capital Resources

	September 30,	March 31,
	2015	2015
	(in thousands)
Cash, cash equivalents and short-term investments	$7,978	$13,178
Working capital	$(6,970)	$(117)

	September 30,	March 31,
	2015	2015
	(in thousands)
Net cash used for operating activities	$(4,197)	$(2,672)
Net cash used for investing activities	$(1,218)	$(498)
Net cash provided by (used in) financing activities	$264	$(1,522)

Our primary sources of liquidity consisted of approximately $8.0 million in cash and cash equivalents as of September 30, 2015, $7.1 million of which was received from our short-term credit facility which expires in March 2016.  This compares to approximately $13.2 million in cash, cash equivalents and short-term investments as of March 31, 2015, $7.4 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $4.2 million for the six months ended September 30, 2015, resulting primarily from our year-to-date net loss of $6.4 million and offset by $1.2 million in stock-based compensation, as well as other changes in working capital items.

Net cash used in investing activities for the six months ended September 2015 includes $1.2 million primarily related to $0.4 million in acquisition of b-pack and $0.8 million related to capitalized software. This compares to $6.1 million primarily related to $5.0 million in acquisition of Iasta and $1.0 million related to capitalized software during the six months ended September 30, 2014. Other activity was not significant for the six months ended September 30, 2015 or 2014, resulting primarily from capital asset purchases in the prior year period.

Net cash used in financing activities was $0.3 million for the six months ended September 30, 2015, resulting primarily due to $0.3 million from the proceeds of Series F Convertible preferred stock as compared to $6.3 million for the six months ended September 30, 2014, resulting primarily due to $7.1 million from the proceeds of Series E Convertible preferred stock and warrants offset by repayment of credit facility and note payable of $0.7 million as of September 30, 2014.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Not applicable.

ITEM 1A: RISK FACTORS

     Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

      Not applicable.

ITEM 5: OTHER INFORMATION

On November 13, 2015, the Company and its wholly owned subsidiary, Selectica Sourcing Inc., entered into Amendment Number Four to Amended and Restated Business Financing Agreement (the “Amendment”) with Western Alliance Bank, as successor in interest to Bridge Bank. The Amendment, among other things, revises the Asset Coverage Ratio to align the financial requirement provisions under the Credit Facility with the Company’s current borrowing levels.  The Amendment also added certain additional covenants to the Credit Facility.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (effective October 15, 2015).

10.1	Amendment Number Four to Amended and Restated Business Financing Agreement, dated as of November 13, 2015, between the Company and Western Alliance Bank, as successor in interest to Bridge Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 16, 2015	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (effective October 15, 2015).

10.1	Amendment Number Four to Amended and Restated Business Financing Agreement, dated as of November 13, 2015, between the Company and Western Alliance Bank, as successor in interest to Bridge Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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