Form 10-Q
period 2015-12-31
DETERMINE, INC.
filed 2016-02-19
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 9, 2016, was 11,192,500.

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

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 31,	March 31,
	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$9,840	$13,178
Accounts receivable, net of allowance for doubtful accounts of $636 and $205 as of December 31, 2015 and March 31, 2015, respectively	6,728	5,203
Restricted cash	34	34
Prepaid expenses and other current assets	1,452	1,647
Total current assets	18,054	20,062

Property and equipment, net	146	290
Capitalized software development costs, net	2,974	2,258
Goodwill	14,636	7,702
Other intangibles, net	8,589	6,453
Other assets	948	521
Total assets	$45,347	$37,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Current liabilities
Credit facility	$7,996	$7,447
Accounts payable	1,938	1,535
Accrued payroll and related liabilities	2,219	910
Other accrued liabilities	2,084	1,877
COFACE loan	426	-
Deferred revenue	8,870	8,410
Deferred tax liability	875	-
Total current liabilities	24,408	20,179

Long-term deferred revenue	149	22
Convertible note, net of debt discount	5,415	2,900
Other long-term liabilities	153	167
Total liabilities	30,125	23,268

Commitments and contingencies (Notes 11 and 12):
Redeemable convertible preferred stock:
Series F redeemable convertible preferred stock, $0.0001 par value, designated, issued and outstanding shares: 0 shares at December 31, 2015 and 118,829 at March 31, 2015, respectively	-	4,895

Stockholders' equity:
Common stock, $0.0001 par value: Authorized: 35,000 and 15,000 shares at December 31, 2015 and March 31, 2015, respectively; Issued: 11,193 and 8,019 shares at December 31, 2015 and March 31, 2015, respectively; Outstanding: 11,098 and 7,923 shares at December 31, 2015 and March 31, 2015, respectively	5	5
Additional paid-in capital	313,050	297,866
Treasury stock at cost - 96 shares at December 31, 2015 and March 31, 2015	(472)	(472)
Accumulated deficit	(297,464)	(288,276)
Accumulated other comprehensive loss	(11)	-
Total Determine, Inc. stockholders' equity	15,108	9,123
Non-controlling interest	114	-
Total equity	15,222	9,123
Total liabilities, redeemable convertible preferred stock and equity	$45,347	$37,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data )

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenues:
Recurring revenues	$5,354	$4,664	$15,862	$11,396
Non-recurring revenues	1,746	1,320	4,218	3,553
Total revenues	7,100	5,984	20,080	14,949

Cost of revenues:
Cost of recurring revenues	1,816	1,292	5,003	3,736
Cost of non-recurring revenues	1,602	1,791	4,583	5,598
Total cost of revenues	3,418	3,083	9,586	9,334

Gross profit:
Recurring gross profit	3,538	3,372	10,859	7,660
Non-recurring profit/ (loss)	144	(471)	(365)	(2,045)
Total gross profit	3,682	2,901	10,494	5,615

Operating expenses:
Research and development	1,230	1,131	2,852	2,570
Sales and marketing	3,310	3,354	10,313	9,190
General and administrative	2,072	2,326	6,211	6,324
Total operating expenses	6,612	6,811	19,375	18,084

Loss from operations	(2,930)	(3,910)	(8,881)	(12,469)

Other income (expense), net	(149)	67	(549)	41
Net loss before income tax	(3,079)	(3,843)	(9,430)	(12,428)

Benefit from income taxes	233	-	213	2,950
Consolidated net loss	(2,846)	(3,843)	(9,217)	(9,478)

Net loss attributable to non-controlling interest	1	-	5	-
Net loss attributable to Determine, Inc.	$(2,845)	$(3,843)	$(9,212)	$(9,478)

Redeemable preferred stock accretion	-	-	1,000	2,645
Net loss attributable to common stockholders	$(2,845)	$(3,843)	$(10,212)	$(12,123)

Basic and diluted net loss per share (Note 10)	$(0.25)	$(0.49)	$(0.90)	$(1.35)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	11,244	7,896	10,212	7,045

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(2,845)	$(3,843)	$(9,212)	$(9,478)
Other comprehensive income/ (loss), net of tax:
Foreign currency translation adjustments	(11)	-	(68)	-
Non controlling interest	1	-	5	-
Other comprehensive loss, net of tax	(10)	-	(63)	-
Comprehensive loss	$(2,855)	$(3,843)	$(9,275)	$(9,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2015	2014

Operating activities
Net loss	$(9,217)	$(9,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,868	1,039
Loss on disposition of property and equipment	14	-
Stock-based compensation expense	1,868	1,953
Deferred tax liability	(209)	(2,989)
Non-controlling interest	5	-
Changes in assets and liabilities:
Accounts receivable	149	919
Prepaid expenses and other current assets	300	(205)
Other assets	12	81
Accounts payable	113	152
Accrued payroll and related liabilities	684	(511)
Other accrued liabilities and other long-term liabilities	(936)	603
Deferred revenue	(281)	353
Net cash used in operating activities	(5,630)	(8,083)

Investing activities
Purchase of property and equipment	(6)	(52)
Capitalized software	(1,077)	(1,589)
Net cash paid in connection with acquisition	(402)	(5,103)
Net cash used in investing activities	(1,485)	(6,744)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	310	7,194
Employee taxes paid in exchange for restricted stock awards forefeited	263	-
Issuance of common stock under employee stock plan	87	93
Credit facility borrowing, net	538	40
Credit facility payment	-	(655)
Repayment of a loan	(25)	(277)
Conversion of preferred stock to common stock	(17)	-
Repayment of minority shareholder	(133)	-
Issuance of convertible note, net of costs	2,743	-
Net cash provided by financing activities	3,766	6,395

Effect of exchange rate changes on cash	11	-

Net decrease in cash and cash equivalents	(3,338)	(8,432)
Cash and cash equivalents at beginning of the period	13,178	16,907
Cash and cash equivalents at end of the period	$9,840	$8,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$52
Beneficial conversion feature for convertible redeemable preferred stock	$371	$-
Accretion of preferred series stock to redemption value	$1,000	$2,645
Conversion of Series F redeemable preferred stock to common stock	$5,895	$-
Issuance of shares in business combination	$7,954	$6,610
Assumption of debt in connection with business combination	$587	$932

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended December 31, 2015 and 2014 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2015, and the results of operations and cash flows for the three and nine months ended December 31, 2015 and 2014, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2015 has been derived from the audited consolidated financial statements at that date.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. It also includes non-controlling interest, which is the portion of equity in a subsidiary not attributable to a parent. The non-controlling interest of the Company and its subsidiaries are not considered to be permanent equity. Non-controlling interest’s share of subsidiary earnings is reflected as net income attributable to non-controlling interest in the condensed consolidated statements of operations and comprehensive loss.

Liquidity

The Company has incurred significant historical losses and negative cash flows from operations and has an accumulated deficit of $297 million at December 31, 2015. Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. Management intends to raise additional funds through equity and/ or debt offerings until the Company has positive operating cash flows. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain future financing, the Company may have to curtail operations by delaying development programs or relinquishing employees, which may have a material adverse effect on the Company's financial position and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Non-Controlling Interest

On July 31, 2015, the Company completed its acquisition of b-pack and its subsidiaries resulting in Determine SAS continuing as a wholly-owned subsidiary of the Company. Determine SAS is headquartered in Paris, France, and has the following subsidiaries: b-pack Software, in charge of the sales and marketing, b-pack Services, incorporated in Aix-en-Provence, France and b-pack, Inc. incorporated in Atlanta, Georgia that primarily operates as a sales office in the US. The condensed consolidated financial statements include the financial position and results of operations of b-pack Services in which the Company owns 82%, maintaining a controlling interest. A summary of b-pack Services is as follows as of and for the quarter ended December 31, 2015:

Total assets	$625,000
Total liabilities	$(761,000)
Income before income taxes	$5,228

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

 Change in Presentation of Financial Statements

During the first quarter ended June 30, 2014 in fiscal 2015, the Company changed the presentation of its condensed consolidated financial statements to include third party consulting costs related to our Selectica Configuration Solutions in cost of revenue. Previously, these costs were included in sales and marketing expenses. Reclassifications of $0.5 million from operating expenses to cost of revenue were made in fiscal 2015, to conform to the current year’s presentation.  This reclassification of the prior period amounts does not significantly change the previously reported operating loss or net loss.

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

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, and acquired technology. Intangible assets are recorded at fair value at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets as well as capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There was no impairment charge recorded during the three and nine months ended December 31, 2015 and 2014.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and an identifiable intangible asset acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There was no impairment charge recorded during the three and nine months ended December 31, 2015 and 2014.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenues from Customer A	*	*	*	11%

As of December 31, 2015, no customers accounted for at least 10% of net accounts receivable or revenue. As of March 31, 2015, Customer B accounted for 29% of net accounts receivable.

Revenue Recognition

The Company generates revenues by providing its software-as-a-service solutions through subscription license arrangements and related professional services, and related software maintenance and professional services. The Company presents revenue net of sales taxes and any similar assessments.

Revenue recognition criteria. The Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) fees are fixed or determinable and (4) collectability is reasonably assured. If the Company determines that any one of the four criteria is not met, the Company will defer recognition of revenue until all the criteria are met.

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

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the three months and nine months ended December 31, 2015 were approximately $0.1 million and $0.5 million, respectively. Advertising expense for the three months and nine months ended December 31, 2014 were approximately $0.2 million and $0.5 million, respectively.

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

Capitalized Software Development Costs

The Company capitalizes costs for internal use incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Management continues to evaluate the capitalized software development costs across all products lines with the recent acquisition of b-pack.

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

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the three months and nine months ended December 31, 2015 and 2014, sales to international locations were derived primarily from France, Canada, India, New Zealand, Switzerland, Germany, Hong Kong, Ireland, Norway and the United Kingdom.

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
International Revenues	15%	12%	18%	10%
Domestic Revenues	85%	88%	82%	90%
Total Revenues	100%	100%	100%	100%

For the quarter ended December 31, 2015 and 2014, the Company held long-lived assets outside of the United States with a net book value of approximately $0.01 million and $0.2 million, respectively. These assets were located in Odessa, Ukraine.

Treasury Stock

There were no stock repurchases during the period ending as of December 31, 2015 and March 31, 2015.

The Company had 96,000 shares of treasury stock as of December 31, 2015 and March 31, 2015.

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

 3. Acquisition

b-pack SAS

On July 31, 2015, the Company completed its acquisition of b-pack SAS, a French société par actions simplifiée (“b-pack”). As a result of the merger, the b-pack stockholders received an aggregate cash payment of $1.1 million and 1,841,244 shares of common stock of the Company, par value $0.0001, resulting in Determine SAS continuing as a wholly-owned subsidiary of the Company.

b-pack SAS, was founded December 5, 2005, and is a software-as-a-service (SaaS) company that offers a suite of cloud-based applications that help companies significantly reduce costs by optimizing, streamlining, and automating complex procurement processes with an integrated, end-to-end platform that facilitates and promotes an environment for responsible spending. Pre-merger, b-pack SAS was headquartered in Paris, France, and has the following subsidiaries: b-pack Software, b-pack Services, and b-pack, Inc. b-pack Software was 99.94% owned by b-pack SAS and was incorporated in Paris France. b-pack Software was in charge of the sales and marketing development of Europe. b-pack Services was 82% owned by b-pack SAS and was incorporated in Aix-en-Provence, France. The remaining 18% is held by non-controlling interest shareholder. b-pack Inc. was a wholly-owned subsidiary of by b-pack SAS. b-pack, Inc. was incorporated in Atlanta, Georgia and primarily operates as a sales office in the US. Pursuant to the Agreement and Plan of Merger, b-pack merged with and into Determine SAS and Determine SAS continued as the surviving entity. The Company's operations are subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, regulatory, and other risks associated with an emerging business.

The Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The working capital has been finalized. The acquisition consideration is comprised of the following:

(in thousands)
Cash paid	$1,056
Total stock value	7,954

Total purchase price	$9,010

The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$654
Accounts receivable, net	1,674
Prepaid and other assets	105
Deferred income tax	260
Customer relationships	1,640
Developed technology	1,860
Goodwill (inclu. assembled workforce)	6,934
Other assets	268
Accounts payable	(289)
Accrued payroll and related benefits	(1,031)
Coface loan	(428)
Deferred revenue	(868)
Accrued expenses	(210)
VAT payable	(265)
Deferred tax liability - current	(1,173)
Non controlling interest	(121)
Total net assets	$9,010

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

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 30, 2014
	(in thousands, except per share data)		(in thousands, except per share data)

Revenue	$7,100	$7,547	$22,357	$15,948
Loss from operations	$(2,930)	$(3,721)	$(10,507)	$(9,097)
Net loss	$(2,845)	$(3,542)	$(13,122)	$(6,094)
Basic and diluted net loss per share	$(0.25)	$(0.45)	$(1.28)	$(0.87)

4.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2015	$7,702
Goodwill acquired	6,934
Balance at December 31, 2015	$14,636

The following is a summary of purchased intangible assets (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$5,035	$1,106	$3,929
Customer relationships	5,853	1,223	4,630
Trade name	120	90	30

	$11,008	$2,419	$8,589

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$3,170	$476	$2,694
Customer relationships	4,210	526	3,684
Trade name	120	45	75
	$7,500	$1,047	$6,453

Acquired developed technology, customer relationships, and trade name are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.90 years, 3.53 years, and 0.50 years, respectively, as of December 31, 2015. Amortization expense was $0.5 million and $0.3 million for the three months ended December 31, 2015 and 2014, respectively. Amortization expense was $1.4 million and $0.7 million for the nine months ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, amortization expense for intangible assets for each of the next five years is as follows:

(in thousands)
FY16	$547
FY17	2,134
FY18	2,119
FY19	2,119
FY20	1,370
Thereafter	300

Total	$8,589

5. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,	March 31,
	2015	2015
	(in thousands)
Computers and software	$358	$562
Furniture and equipment	260	260
Leasehold improvements	36	70
	654	892
Less: accumulated depreciation	(508)	(602)

Total property and equipment, net	$146	$290

Depreciation expense was approximately $0.04 million and $0.1 million during the three months and nine months ended December 31, 2015, respectively. Depreciation expense was approximately $0.01 million and $0.2 million during the three months and nine months ended December 31, 2014, respectively.

6.  Capitalized Software Development Costs

The Company capitalized $0.3 million and $1.1 million of research and development costs during the three months and nine months ended December 31, 2015, respectively.

Amortization expense was $0.1 million and $0.4 million for the three months and nine months ended December 31, 2015, respectively and is included in the product cost of revenue. Amortization expense was $0.1 million and $0.2 million for the three months and nine months ended December 31, 2014, respectively, and is included in the cost of revenue. The unamortized balance of capitalized software was $3.0 million as of December 31, 2015.

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

(a)	Presentation of February and May 2015 Warrants

The Company has evaluated the February and May 2015 Warrants and has concluded that equity classification is appropriate as all such February and May 2015 Warrants are considered to be indexed to the Company’s equity and there are no settlement provisions that would result in classification as a debt instrument. Such warrants are included in the Company’s stockholders’ equity and are not subject to remeasurement.

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

Carrying value of Series F Stock as of March 31, 2015	$4,895

Gross proceeds allocated to Series F Stock sold on May 5, 2015	250
Related transaction costs allocated	-
Net value allocated to Series F Stock sold prior to BCF	250
Calculated BCF value	(250)
Accretion of Series F Stock through May 5, 2015	1,000
Carrying value of Series F Stock as of May 5, 2015	5,895

Conversion of Series F stock into common stock	(5,895)
Carrying value of Series F Stock as of December 31, 2015	$-

8.  COFACE Loan

In December 2009, the Company signed a stated guaranteed insurance contract with the insurance company COFACE in order to protect the Company against the financial risks of its commercial development in the United States. As part of the contract, COFACE financed part of the expenses in the United States, with the amounts to be amortized in subsequent years. As of December 31, 2015, the amount still to be repaid was of $426,000.

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

The Company granted the following stock options and restricted units:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in thousands)		(in thousands)
Stock Options	353	11	1,422	761
Restricked Stock Units	27	31	165	235
Total Granted	380	42	1,587	996

Valuation Assumptions

For the three and nine months ended December 31, 2015 and December 31, 2014, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Period Ended
	December 31, 2015
	Three Months	Nine Months
Risk-free interest rate	1.84%	1.79%
Dividend yield	0%	0%
Expected volatility	52.83%	50.51%
Expected term in years	6.08	6.06
Weighted average fair value at grant date	$1.66	$2.15

	Period Ended
	December 31, 2014
	Three Months	Nine Months
Risk-free interest rate	1.84%	1.96%
Dividend yield	0.00%	0.00%
Expected volatility	60.45%	60.45%
Expected term in years	6.08	6.05
Weighted average fair value at grant date	$3.41	$3.73

The following tables summarize activity under the equity incentive plans for the three months ended December 31, 2015:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares	Weighted average exercise price	Number of shares	Weighted average fair value

Outstanding at October 1, 2015	1,919	$5.52	305	$5.87
Granted	253	$3.24	27	$3.24
Granted outside of plan (1)	100	$3.34	-	-
Exercised	-	$-	(54)	$4.68
Cancelled	(44)	$5.91	(7)	$6.72
Outstanding at December 31, 2015	2,228	$5.16	271	$5.83

Vested and expected to vest	1,964	$5.21

(1) John Nolan, Chief Financial Officer, was granted an option to purchase 100,000 shares of Determine common stock on November 16, 2015. The non-qualified option has an exercise price per share of $3.34, 10-year term and vests over a 48-month period, with 25% cliff vesting after one year, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the company.

Shares Available for Grant (in thousands)

Balance at October 1, 2015	1,961
Options:
Granted from approved plans	(253)
Granted from non-approved Plans (1)	(100)
Shares added to the plan	24
Cancelled	2
Cancelled from non-approved plans	42
Restricted Stock Units:
Granted	(27)
Cancelled	7
Balance at December 31, 2015	1,656

The weighted average remaining contractual term for exercisable options is 6.67 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2015 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2015 was $2.59 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at December 31, 2015 and 2014 was $0 and $11,100, respectively. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2015 and 2014 was $0.7 million and $2.3 million, respectively.

The options outstanding and exercisable at December 31, 2015 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
$3.24	—	$3.24	253	9.88	-	-
$3.34	—	$3.99	201	8.59	6	$3.99
$4.32	—	$4.32	692	9.58	-	-
$5.18	—	$5.99	136	7.56	109	$5.65
$6.14	—	$6.14	265	9.28	3	$6.14
$6.30	—	$6.30	23	7.87	15	$6.30
$6.61	—	$6.61	596	6.19	217	$6.61
$6.83	—	$18.90	60	7.25	60	$7.28
$24.50	—	$24.50	1	0.74	1	$24.50
$25.20	—	$25.20	1	0.53	1	$25.20
$3.24	—	$25.20	2,228	8.37	412	$6.45

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Cost of revenues	$104	$104	$279	$376
Research and development	70	52	198	162
Sales and marketing	264	243	770	601
General and administrative	221	266	621	814
Impact on net loss	$659	$665	$1,868	$1,953

Upon the departure of our CEO in June 2015, previously recognized stock-based compensation expense in the amount of $7,326 was reversed due to the forfeiture of stock option grants. As of December 31, 2015, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $4.2 million and $1.5 million, respectively, and will be recognized over an estimated weighted average amortization period of 3.18 years for stock options and 2.10 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the nine months ended December 31, 2015 and 2014 was $21,300 and $53,000, respectively. During the three months ended December 31, 2015 and 2014, there no shares issued under the ESPP.

2015 Equity Incentive Plan

The Company’s Board of Directors previously adopted the Determine, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). The Company’s stockholders approved the 2015 Plan at the special meeting of the stockholders held on May 5, 2015.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in thousands)		(in thousands)

Options	-	12	-	12
Unvested restricted stock units	9	34	26	42
Warrants	2,262	350	4,524	350
Total common stock equivalents excluded from diluted net loss per common share	2,271	396	4,550	404

In fiscal 2015, under the 2001 Long-Term Equity Incentive Plan, the Company provided issuance of phantom stock rights to the Odessa consultants in Ukraine. To date, the Company has issued 11,350 shares under phantom stock rights for the exercise price of $6.76. The shares vest over one year starting from the grant date of April 1, 2014. The contractors will get 50 more shares at every anniversary of their employment. The Company reserves the right to modify this over time. The Company did not book any expense due to lower market price compared to the exercise price for the three and nine months ended December 31, 2015 and 2014.

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

Rental expenses for the office space and equipment were approximately $0.2 million and $0.1 million for three months ended December 31, 2015 and 2014, respectively, as compared to approximately $0.6 million and $0.4 million for the nine months ended December 2015 and 2014, respectively. Minimum payments under our operating leases agreements are $0.2 million in fiscal 2016, $0.5 million in fiscal 2017, $0.1 million in fiscal 2018 and $0.03 million in fiscal 2019.

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

In March 2015, a minority shareholder of b-pack Services SA, a French subsidiary of Determine, SAS, which was acquired when the Company acquired b-pack SAS , initiated litigation in the Nanterre Commercial Court against the founders of b-pack SAS claiming indemnification rights for his contribution to the business of b-pack Services SA, which is currently pending, and seeking monetary damages and other relief. In July 2015, the same minority shareholder also initiated litigation in the Paris Commercial Court against Determine, SAS to contest the merger between b-pack SAS and Selectica France SAS, which is also pending, and seeking monetary damages and other relief.  The Company believes that the lawsuits are without merit and intends to defend against them vigorously. The Company did not record any provision as of December 31, 2015.

In November 2015, the Company settled outstanding litigation based upon claims the Company alleged against some of its former employees and a competitor relating to the Company’s intellectual property.  The Company has included the first payment of $0.2 million in its operating loss on the basis of such amount representing the Company's lost operating income. Additionally, the Company has been including the litigation expenses related to this matter in loss from operations since the inception of the litigation.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of the three months ended December 31, 2015 or 2014, respectively. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of December 31, 2015 or 2014.

13. Credit Facility

On February 3, 2016, the Company entered into Amendment Number Five to Amended and Restated Business Financing Agreement, which amended the Business Financing Agreement entered into with Western Alliance Bank, as successor in interest to Bridge Bank, National Association (“Western Alliance Bank”) on July 25, 2014, as amended (as amended, the “Credit Facility”).  The Credit Facility provides a revolving receivables financing facility in an amount up to $5.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $7.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $12.0 million.

The Receivables Financing Facility may be drawn in amounts up to $5.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $7.0 million in the aggregate. The Credit Facility terminates on February 3, 2017, provided, however, that in the event of an early termination by the Company; a penalty of 1.0% of the total credit facility would be triggered.

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

As of December 31, 2015 and March 31, 2015, the Company owed $8.0 million and $7.4 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

In order to satisfy certain conditions for Western Alliance Bank to lend additional funds under the Credit Facility, on March 11, 2015, Lloyd I. Miller, III (“Mr. Miller”), and MILFAM each entered into a Limited Guaranty (the “2015 Guaranties”) with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in the amount of $1 million each, for a total guaranteed amount of $2 million. The term of the 2015 Guaranties is two years. Western Alliance Bank, in its sole discretion, may reduce, but not increase, the guaranteed amount under the 2015 Guaranties during the term. In connection with the 2015 Guaranties, on March 11, 2015, the Company entered into a Guaranty Fee Agreement (the “2015 Fee Agreement”) with Mr. Miller, the Company’s largest stockholder, and MILFAM II L.P., pursuant to which the Company agreed to pay Mr. Miller and MILFAM an aggregate commitment fee of $100,000 and a monthly fee equal to (i) 1% of the loan amount then guaranteed under the 2015 Guaranties for the first 12 months of the term and (ii) 1.5% of the loan amount then guaranteed under the 2015 Guaranties for the second 12 months of the term. The commitment fee and the aggregate amount of the monthly fees are payable in cash by the Company within five business days following the termination or expiration of the 2015 Guaranties. On February 3, 2016, the Company entered into an Amendment to Guaranty Fee Agreement with Mr. Miller and MILFAM, pursuant to which the accrual of the fees was amended such that the monthly fees thereunder began accruing on the date that the Company draw from the Credit Facility the amounts guaranteed by Mr. Miller and MILFAM.

Additionally, on February 3, 2016, Alliance Semiconductor Corporation (“ALSC”), an affiliate of Mr. Miller, entered into a Limited Guaranty (the “2016 Guaranty”) with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in the amount of $3 million. The term of the 2016 Guaranty is two years. Western Alliance Bank, in its sole discretion, may reduce, but not increase, the guaranteed amount under the 2016 Guaranty during the term. In connection with the 2016 Guaranty, on February 2, 2016, the Company entered into a Guaranty Fee Agreement with ALSC, whereby the Company agreed to pay ALSC an aggregate commitment fee of $100,000 and a monthly fee equal to 0.5% of the amount guaranteed under the 2016 Guaranty for the first 12 months of the term and 0.75% of the amount guaranteed under the 2016 Guaranty for the second 12 months of the term. Following the date that the Company draws from the Credit Facility the amount guaranteed under the 2016 Guaranty, the monthly fees shall increase to 1.0% during the first 12 months of the term and 1.5% during the second 12 months, respectively. The commitment fee and the aggregate amount of the monthly fees are payable in cash by the Company within five business days following the termination or expiration of the 2016 Guaranty.

The Company recorded $20,000 of fees associated with the 2015 Fee Agreement as part of other long-term liabilities as of December 31, 2015.

On December 16, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Mr. Miller and three of his affiliates, pursuant to which the Company issued and sold junior secured convertible promissory notes in the aggregate principal amount of $2.5 million. The Notes are due on December 16, 2020 and accrue interest at an annual rate of 8% on the aggregate unconverted and outstanding principal amount, payable quarterly, beginning on December 31, 2015. The Company has the option to pay any amounts of interest due under the Notes by converting such interest into shares of common stock of the Company, at a conversion price of $3.75 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date, or as may be adjusted as further described below), based upon an interest rate amount calculated at 10% per year. Upon any default under the notes, the notes will bear interest at the rate of 13% per year or, if less, the maximum rate allowable under the laws of the State of New York.

Subject to applicable NASDAQ listing rule limitations (including, if applicable, approval by the Company’s stockholders), the outstanding principal and interest under the notes may be converted into shares of common stock at the sole option of the investors at any time prior to the maturity date, at a conversion price of $3.75 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date); provided, however, that if prior to the maturity date the Company offers and sells share of its common stock in a private placement primarily intended to raise capital at a price per share of $3.25 or less, then the conversion price for the notes will be reduced to such common stock offering price plus $0.50 per share. However, the total number of shares of Common Stock that may be issued to the Investors upon conversion of the Notes may not exceed 19.99% of the Company’s outstanding shares of common stock as of December 16, 2015.

The notes may be prepaid or called by the Company prior to the maturity date. If the closing bid price for the Company’s common stock equals or exceeds $10.00 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date) for ten trading days in any fifteen trading-day period, the outstanding principal and interest under the Notes may be converted into shares of common stock at the sole option of the Company at the then-current conversion price.

14.  Income Taxes

The provision for income taxes is based upon income (loss) before income taxes as follows (in thousands):

Nine Months Ended December 31, 2015
Domestic Pre-tax (Loss)	$(8,144)
Foreign Pre-tax (Loss)	(1,286)
$(9,430)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

Nine Months Ended December 31, 2015
US	$(109)
Foreign	(104)
Total benefit from income taxes	$(213)

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

The Company recorded a $1.2 million deferred tax liability at July 2015 which relates solely to the b-pack acquisition and is a one-time event.

At December 31, 2015, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition at December 31, 2015, the Company had approximately $1.3 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company’s Federal, state, and foreign tax returns may be subject to examination by the tax authorities for fiscal year ended from 1998 to 2014 due to net operating losses and tax carryforwards unutilized from such years.

15.  Related Party Transactions

Determine SAS and b-pack Services rent their offices from SCI Donapierre, the company controlled by two of the Company’s shareholders. For three months and nine months ended December 31, 2015, Determine SAS made rental payments of $43,000 and $73,000, respectively to SCI Donapierre.

16. Subsequent Events

As described in Footnote 13 above, on February 3, 2016, amended the Credit Facility with Western Alliance Bank to increase the total amount of available credit to $12 million. In connection with such amendment, ALSC entered into the 2016 Guaranty with Western Alliance Bank, guaranteeing up to $3 million under the Credit Facility, and the Company and ALSC entered into a Guaranty Fee Agreement.

On February 1, 2016, Seal Software Ltd. (“Seal”) filed suit against the Company in California Superior Court, San Mateo.  In the complaint, Seal alleged that the Company breached a contract by failing to make certain payments it alleges were required under the agreement. Seal is seeking monetary damages.  The Company intends to vigorously defend against Seal’s claims and is unable to reasonably determine the likelihood of a loss contingency at this stage.

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

For the three months ended December 31, 2015, our total revenues increased by 19%, or $1.1 million, to $7.1 million compared with total revenues of $6.0 million for the three months ended December 31, 2014. Recurring revenues, comprised of subscription license sales, and hosting revenues, totaled $5.4 million, or 75% of total revenues, representing an increase of $0.7 million, or 15%, over the three months ended December 31, 2014. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements, and training, totaled $1.7 million, or 25% of total revenues, representing an increase of $0.4 million, or 32%, over the three months ended December 31, 2014. The increase in recurring and non-recurring revenues year over year resulted primarily from the new customers from our acquisition of b-pack, SAS.

During the quarter ended December 31, 2015, our net loss totaled approximately $2.8 million, representing a decrease in net loss of $1.0 million, or 26%, less than our net loss of $3.8 million for the three months ended December 31, 2014.  The decrease in net loss relates primarily due to a decrease in our headcount during the three months ended December 31, 2015. During the first nine months of fiscal year 2016, net loss totaled $9.2 million, a decrease of $0.3 million from year over year. See “Results of Operations” below for further discussion on the components of net loss.

Critical Accounting Policies and Estimates

Other than the significant policies added below, there have been no material changes to any of our significant accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

     Capitalized Software Development Costs

The Company capitalizes software development costs related to software developed for external use in accordance with ASC 350-40, Internal-Use Software upon reaching the application development stage of the related products. Software development costs incurred prior to reaching the application development stage are charged to engineering and product development expense as incurred.

The Company capitalizes costs for internal use incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its indented use, using the straight-line method over the estimated useful lives of the assets, which is three years. Management continues to evaluate the capitalized software development costs across all products lines with the recent acquisition of b-pack.

Capitalized costs are amortized on a straight-line basis over the economic lives of the related products, generally three years. Amortization expense was $0.1 million and $0.4 million for the three months and nine months ended December 31, 2015, respectively and is included in the product cost of revenue. Amortization expense was $0.1 million and $0.2 million for the three months and nine months ended December 31, 2014, respectively, and is included in the product cost of revenue. The unamortized balance of capitalized software was $3.0 million as of December 31, 2015.

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

Goodwill

Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of December 31, 2015, no impairment of goodwill has been identified.

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

Factors Affecting Operating Results

We expect that our revenues will continue to depend upon a limited number of customers. Customers who accounted for at least 10% of total revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenues from Customer A	*	*	*	11%

Sales to foreign customers accounted for 15% and 18% of total revenue during the three months and nine months ended December 31, 2015, respectively, of which the majority is denominated in US dollars. We do not anticipate that any exposure to foreign currency fluctuations will be significant in the foreseeable future.

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
International Revenues	15%	12%	18%	10%
Domestic Revenues	85%	88%	82%	90%
Total Revenues	100%	100%	100%	100%

Results of Operations:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in thousands, except percentages)		(in thousands, except percentages)
Recurring revenues	$5,354	$4,664	$15,862	$11,396
Percentage of total revenues	75%	78%	79%	76%
Non-recurring revenues	1,746	1,320	4,218	3,553
Percentage of total revenues	25%	22%	21%	24%
Total revenues	$7,100	$5,984	$20,080	$14,949

Recurring revenues.  Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues. Our recurring revenues during the three months and nine months ended December 31, 2015 increased by $0.7 million, or 15%, and $4.5 million or 39% year over year. Subscription revenues grew by $1.0 million due to the acquisition of b-pack and new customers during the three months ended December 31, 2015. During the first nine months of fiscal year 2015, recurring revenues continue to account for over 75% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training. Non-recurring revenues during the three months ended December 31, 2015 increased by $0.4 million or 32% compared to the three months ended December 31, 2014. This increase was primarily due to the acquisition of b-pack, SAS. Our non-recurring revenues during the nine months ended December 31, 2015 increased by $0.7 million, or 19%, year over year, which relates to the acquisition mentioned above.

We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect recurring revenues to increase in absolute dollars and as a percentage of total revenues as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals, and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to taper.

 Cost of revenues

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost of recurring revenues	$1,816	$1,292	$5,003	$3,736
Percentage of total cost of revenue	53%	42%	52%	40%
Cost of non-recurring revenues	1,602	1,791	4,583	5,598
Percentage of total cost of revenue	47%	58%	48%	60%
Total cost of revenues	$3,418	$3,083	$9,586	$9,334

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data centers, the cost of bug fixes, maintenance and support, and salaries and related expenses of our support organization. During the three and nine months ended December 31, 2015, cost of recurring revenues increased $0.5 million and $1.3 million, respectively, compared to the same periods in the prior year, primarily due to an increase in overall cost as a result of an increase in revenue from the acquisition and support costs in our data centers, certain acquisition related intangible assets, as well as higher compensation expenses in our support organization.

  We expect cost of recurring revenues to remain relatively flat as a percentage of recurring revenues in throughout the remainder of fiscal 2016.

Cost of non-recurring revenues. Non-recurring cost of revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During the three and nine months ended December 31, 2015, these costs decreased $0.2 million and $1.0 million, respectively compared to the same periods in the prior year due to continuous efforts from management to reduce costs. During the first nine months of fiscal year 2015, non-recurring costs account for over 23% of our total revenues and we expect this trend to continue going forward.

We expect cost of non-recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2016.

Gross Margin

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gross margin, recurring revenues	66%	72%	68%	67%
Gross margin, non-recurring revenues	8%	(36%)	(9%)	(58%)
Gross margin, total revenues	52%	48%	52%	38%

Gross profit was $3.7 million, or 52%, during the three months ended December 31, 2015, compared with $2.9 million, or 48%, during the three months ended December 31, 2014. This increase in our gross margin was primarily due to an increase in revenue as discussed above. Additionally, gross margins on non-recurring revenues decreased from the prior year as we continued to save costs.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Total research and development	$1,230	$1,131	$2,852	2,570
Percentage of total revenues	17%	19%	14%	17%

Research and development expenses consist primarily of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased $0.1 million and $0.3 million during the three months and nine months ended December 31, 2015, respectively, compared to the same period in 2014. This increase relates to decrease on capitalization of software development costs. The capitalization decreased by $0.5 million during the nine months ended December 31, 2015 compared to the same period in 2014.

We expect research and development expenditures to increase modestly during the remainder of fiscal 2016 due to increased headcount.

Sales and Marketing

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Sales and marketing	$3,310	$3,354	$10,313	9,190
Percentage of total revenues	47%	56%	51%	61%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. For the three months ended December 31, 2015, sales and marketing expenses decreased $44,000, or 1%, due to lower commissions and increased $1.1 million, or 12%, for nine months ended December 31, 2015, compared to the same periods in 2014. The increases are primarily due to higher employee compensation expenses and acquisition-related costs.

We expect sales and marketing expenses to remain relatively flat during the remainder of fiscal 2015.

General and Administrative

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
General and administrative	$2,072	$2,326	$6,211	6,324
Percentage of total revenues	29%	39%	31%	42%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense decreased $0.2 million during the three months ended December 31, 2015 and $0.1 million during nine months ended December 31, 2015 compared to the same period in 2014. Spending was similar in each period, with the exception of decreased in legal expense which was offset by the increase in bad debt expense in the third quarter of fiscal 2016.

Acquisition Related Costs

We incurred significant expenses of approximately $0.9 million during the nine months end December 31, 2015 in connection with our b-pack SAS acquisition. Acquisition related expenses consist of transaction costs, legal fees, costs for transitional employees, facilities consolidation, and integration related professional services. The acquisition related expenses are included in general and administrative expenses in the accompanying Consolidated Statement of Operations.

Other Income (Expense)

Other income (expense), net consists primarily of interest expense on the credit facility, foreign currency fluctuations, and other miscellaneous expenditures. During the three and nine months ended December 31, 2015 and 2014, other income (expense), net was immaterial.

Benefit from Income Taxes

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

Liquidity and Capital Resources

	Three Months Ended
	December 31,	March 31,
	2015	2015
	(in thousands)
Cash, cash equivalents and short-term investments	$9,840	$13,178
Working capital	$(6,354)	$(117)

	Nine Months Ended
	December 31,	31-Dec-14
	2015	2014
	(in thousands)
Net cash used for operating activities	$(5,630)	$(8,083)
Net cash used for investing activities	$(1,485)	$(6,744)
Net cash provided by financing activities	$3,766	$6,395

Our primary sources of liquidity consisted of approximately $9.8 million in cash and cash equivalents as of December 31, 2015, $8.0 million of which was received from our short-term credit facility which expires in February 2017, and $2.5 million of which was received from the junior secured convertible promissory notes we issued on December 16, 2015. This compares to approximately $13.2 million in cash, cash equivalents and short-term investments as of March 31, 2015, $7.4 million of which was also received from our short-term credit facility.

Net cash used in operating activities was $5.6 million for the nine months ended December 31, 2015, resulting primarily from our year-to-date net loss of $9.2 million and offset by $3.8 million in stock-based compensation, depreciation and amortization as well as other changes in working capital items.

Net cash used in investing activities for the nine months ended December 31, 2015 includes $0.4 million primarily related to acquisition of b-pack and $1.1 million related to capitalized software. This compares to $6.7 million primarily related to $5.1 million in acquisition of Iasta and $1.6 million related to capitalized software during the nine months ended December 31, 2014. Other activity was not significant for the nine months ended December 31, 2015 or 2014, resulting primarily from capital asset purchases in the prior year period.

Net cash provided by financing activities was $3.8 million for the nine months ended December 31, 2015, resulting primarily due to $2.7 million from the convertible notes purchased by Mr. Miller and his affiliates. Net cash provided by financing activities was $6.4 million for the nine months ended December 31, 2014, resulting primarily due to $7.2 million from the proceeds of Series E Convertible preferred stock and warrants offset by repayment of credit facility and note payable of $0.7 million as of December 31, 2014.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, additional equity financing, and our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, our ability to manage costs, the continued availability of borrowings under our credit facility and our ability raise additional capital. Additionally, management continues to evaluate the capitalized software development costs across all products lines with the recent acquisition of b-pack.

Until we can generate significant cash from operations, we expect that we will be required to issue additional equity or debt securities to secure the additional financial resources to support our development efforts and future operations. However, we may not be successful in obtaining funding from new or existing collaboration or license agreements, or in receiving milestone or royalty payments under those agreements. In addition, we cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders. Having insufficient funds may require us to delay, scale back, or eliminate some or all of our development programs, relinquish some of our employees, or renegotiate less favorable terms than we would otherwise choose.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Not applicable.

ITEM 1A: RISK FACTORS

     Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

      Not applicable.

ITEM 5: OTHER INFORMATION

     Not applicable.

.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1(1)	Junior Secured Convertible Note Purchase Agreement, dated December 16, 2015.

10.2(1)	Form of Junior Secured Convertible Promissory Note.

10.3(1)	Amended and Restated Security Agreement, dated December 16, 2015.

10.4(1)	Amended and Restated Subordination Agreement, dated December 16, 2015.

10.5(2)	Amendment Number Five to Amended and Restated Business Financing Agreement, dated as of February 3, 2016, between the Company and Western Alliance Bank, as successor in interest to Bridge Bank, N.A.

10.6(2)	Limited Guaranty, dated February 3, 2016.

10.7(2)	Guaranty Fee Agreement, dated February 3, 2016.

10.8(2)	Amendment to Guaranty Fee Agreement, dated February 3, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purpose of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)  Previously filed in the Company’s report on Form 8-K filed on December 17, 2015.

(2)  Previously filed in the Company’s report on Form 8-K filed on February 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2016	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Junior Secured Convertible Note Purchase Agreement, dated December 16, 2015.

10.2(1)	Form of Junior Secured Convertible Promissory Note.

10.3(1)	Amended and Restated Security Agreement, dated December 16, 2015.

10.4(1)	Amended and Restated Subordination Agreement, dated December 16, 2015.

10.5(2)	Amendment Number Five to Amended and Restated Business Financing Agreement, dated as of February 3, 2016, between the Company and Western Alliance Bank, as successor in interest to Bridge Bank, N.A.

10.6(2)	Limited Guaranty, dated February 3, 2016.

10.7(2)	Guaranty Fee Agreement, dated February 3, 2016.

10.8(2)	Amendment to Guaranty Fee Agreement, dated February 3, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purpose of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)  Previously filed in the Company’s report on Form 8-K filed on December 17, 2015.

(2)  Previously filed in the Company’s report on Form 8-K filed on February 8, 2016.