Form 10-K
period 2016-03-31
DETERMINE, INC.
filed 2016-07-01
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-29637

DETERMINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

615 West Carmel Drive, Suite 100, Carmel, IN 46032

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

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $3.93 per share as reported by The NASDAQ Capital Market on that date, was $$32,242,757.

As of June 16, 2016, the registrant had 11,366,240 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2016. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

2

DETERMINE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2016

3

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

4

PART I

Item 1. Business

Overview

We are a leading global provider of SaaS Source to Pay and Enterprise Contract Lifecyclem Management (ECLM) solutions. Our visionary technologies allow our customers to effectively manage the full scope of Source to Pay and ECLM using our Determine Cloud Platform. Our Source to Pay software suite includes strategic sourcing, supplier management, contract management and procure-to-pay applications.

The Determine Cloud Platform gives procurement, finance and legal professionals the ability to deliver profound insights through analysis of their supplier relationships and contractual requirements. Our customers leverage the Determine Cloud Platform to discover previously unseen supplier and spend data; make more informed and smarter business decisions; drive new revenue; control costs; improve workflow efficiencies; and mitigate risk.

We rebranded to formally combine the three legacy industry leaders and brands: Selectica, Iasta and b-pack under one new company – Determine, Inc. Over the last three years as the company has executed its strategic plan, it has evolved significantly from a predominantly contract lifecycle management solutions provider to a leading Source to Pay with an Enterprise Contract Lifecycle Management suite. A new brand was essential to encapsulate the new business vision. Determine integrated its acclaimed contract management, procurement and Source to Pay solutions and four collective decades of business acumen onto one platform, one brand and one customer promise: Vision. Insight. Control. Our mission is to enable businesses to transform their operational data and processes into unique insights to make informed decisions that drive value and mitigate risk.

We provide the next generation of agile, enterprise cloud software solutions for managing the needs of modern businesses. Using our intuitive applications, organizations can effectively manage the full scope of source to pay and enterprise contract lifecycle management requirements using the Determine platform.

The Determine platform is an open technology infrastructure based on smart process application models. The goal of our platform is to establish awareness of relevant data, manage business documents, create embed analytical tools, create a means for collaboration, and provide advanced process management tools for fully integrating business processes through an open application programming interface (API) infrastructure. Built on a unified and highly scalable platform, we deliver deep and innovative capabilities in strategic sourcing, supplier management, enterprise contract lifecycle management, e-procurement, invoicing, and other business operation areas.

In addition to our source to pay and enterprise contract lifecycle management solutions suite, we also provide a powerful, patented configuration engine solution, which Global 1000 companies use to increase revenue by facilitating the right combination of products, services, and price.

On July 2, 2014, the Company completed its acquisition of Iasta.com, Inc., an Indiana corporation, and Iasta Resources, Inc., an Indiana corporation. The acquisition of Iasta positions the Company to provide easier access to contract management, strategic sourcing, and spend management, and increases the Company’s market coverage in more locations worldwide to its customers.

On July 31, 2015, we completed the acquisition of b-pack SAS, a French société par actions simplifiée. b-pack empowers finance and procurement enterprise professionals with flexible, innovative and critical risk mitigation solutions. It provides source to pay solutions focusing on providing rich, end-to-end procurement capabilities, including eProcurement, purchase-to-pay, asset management, budget management, invoice management, and expense management.

Products

Determine’s platform offers best-in-class application capabilities including:

●

Strategic Sourcing — Determine Strategic Sourcing takes the next step for organizations looking to effectively identify and source opportunities for optimizing spend. Combining project management and sourcing analysis, strategic sourcing provides the framework for executing next generation RFx and eAuction capabilities, while accelerating decision making during strategic bidding; this translates into a seamless and integrated process for savings identification, supplier selection, and award management.

●

Supplier Management — Determine’s Supplier Management provides an enterprise approach to support the upstream procurement needs of supplier on-boarding, profile management, and on-going supplier collaboration. By providing a supplier portal via Determine’s business network, Determine allows suppliers and customers to seamlessly interact, exchange information, and collaborate, ultimately helping our customers build and maintain relationships with their supply base that aligns with internal policies and regulatory requirements.

●	Contract Lifecycle Management — Determine Enterprise Contract Lifecycle Management is a single, enterprise-wide contract repository and authoring platform leveraging the platform’s common workflow engine, capable of supporting unique contract management processes for complex contract scenarios. Enterprise contract lifecycle management streamlines the entire contract lifecycle process, from request, authoring, negotiation, approval, and e-signature through ongoing obligations management, analysis, reporting, and renewals.
●

Procure to Pay — Determine Procure to Pay harnesses the downstream procurement process of purchasing through payment. Essential in the procure to pay (“P2P”) solution is the development of an intuitive shopping experience for corporate buyers of goods or services on Determine’s business network for an enhanced user experiences. For procurement teams, P2P establishes the governance and controls to manage against maverick buying outside of the system, ensuring cost savings against executed contractual agreements. Determine’s P2P capabilities also manages invoicing automation for allowing proper invoice matching and alignment of payments for goods and services rendered.

●

Business Applications — Based on bespoke requirements, Determine provides users access to additional areas using the common platform. Companies looking to add to existing functionality can leverage additional business applications on the Determine platform to manage their unique operational requirements in areas such as asset management, inventory management, and travel and expense. Using the Determine platform, organizations can also develop and configure custom electronic forms and workflows for managing unique requirements.

●

Analytics — Determine provides business intelligence insights and executive level reporting by combining spend data analytics, Big Data management, notifications and alerts, and customer data created within the Determine platform. The open API framework allows the Determine platform to communicate with other enterprise and external systems, such as ERP, CRM, or market data for bridging all data elements from multiple, disparate and external sources into KPI dashboard reporting. Users encounter dashboards that are developed from modern business intelligence approaches such as self-service analytics and an intuitive click-through design.

●

Business Network — Centered on supplier enablement and connectivity, Determine’s business network is the hub for coordinating buyers and suppliers looking to engage and collaborate on the Determine platform. The idea of interoperability is at the heart of the Determine platform as it is an open network that works within a wider technology ecosystem. The Determine platform integrates with focused providers in areas including CRM, e-signatures, document management, external market data, and other business platforms.

●

Configuration Solution — Determine’s patented Configuration engine consolidates the management and dissemination of complex product information, enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Configuration Solution makes it easy to recommend products and services to customers, enabling accurate pricing, and increasing sales of relevant bundles, discounts, and cross-sells. The Configurator application organizes sales information and makes it available in real-time to representatives and channel partners across the globe, so they can configure flawless deals on the fly. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our solution helps companies to close sales faster, accelerate revenue generation, and enhance customer relationships.

Determine also offers SmartContracts®, SmartSource® and SmartAnalytics®. SmartContracts® combines a single, enterprise-wide contract repository and authoring platform with a flexible workflow engine capable of supporting each organization’s unique contract management processes. SmartContracts® streamlines the contract processes, from request, authoring, negotiation, approval and e-signature through ongoing obligations management, analysis, reporting, and renewals. SmartContracts® helps companies take control of their contract processes by converting from paper-based to electronic documents and by unlocking multiple layers of critical business data, making it available for the evaluation of risk, the exposure of lost revenue, the evaluation of supplier performance, and other supply chain requirements.. The solution helps to improve the customer buying experience for sales organizations, improve the control of risk and decrease time spent drafting, monitoring and managing contracts, and gain access to previously hidden discounts through the exposure and elimination of unfavorable agreements for procurement and sourcing organizations.

SmartSource® provides an enterprise scale solution to support the processes of supplier on-boarding, supplier selection and on-going supplier management. By providing a supplier portal available via the cloud, SmartSource® allows suppliers and our customers to seamlessly interact to exchange information and collaborate ultimately helping our customers to build and maintain relationships with their supply base that aligns with internal policies and regulatory requirements. The solution provides sophisticated optimization techniques utilized during the supplier selection process to allow customers to optimize their vendor selection process according to their business context taking into account criteria such as reliance on low-cost countries, exposure to risk, past performance and allocation for diverse spend. Once the supplier relationships have been established, the solution provides for on-going tracking of performance to ensure that the suppliers are delivering to their contractual service levels, KPI and quality.

SmartAnalytics® delivers powerful business insights and executive reporting by combining our industry knowledge, data analytics and expertise, customer data created SmartContracts® and Smartsource®, as well as in other enterprise systems, such as ERP, CRM and external market data. In addition, our customers have the ability to collaborate and share spend trends and the insights from enterprise-wide spend analysis activities.

Configuration Solution is a patented Configuration engine which streamlines the management and dissemination of complex product information, enabling companies to streamline the opportunity-to-order process for manufacturers, service providers, and financial services companies. Our Configuration solution makes it easy to recommend products and services to customers, enabling accurate pricing, and increasing sales of relevant bundles, discounts, and cross-sells. The Configurator organizes sales information and makes it available in real-time to reps and channel partners across the globe, so they can configure flawless deals on the fly. By empowering customers, product management, marketing, sales leadership, sales operations, salespeople, and channel partners to generate error-free sales proposals for their unique requirements, we believe our cloud-based solution helps companies to close sales faster, accelerate revenue generation and enhance customer relationships.

Along with our software, we provide our customers with an array of services to assist them in implementations, customizations, system upgrades, migrations, and solution architecture.

We were incorporated in California in June 1996, under the name Selectica, Inc., and re-incorporated in Delaware in November 1999. The company changed its name to Determine, Inc. on October 15, 2015. The company’s principal executive office is located at 615 West Carmel Drive, Suite 100, Carmel, IN 46032, which we moved to from our prior principal executive offices located at 2121 South El Camino Real 10th Floor, San Mateo, California, 94403 during our first quarter of fiscal year 2017. Our website is www.determine.com.

Employees

As of March 31, 2016, we had a total of 140 employees, 9 of which are located in the United Kingdom, 51 of which are located in France, and 80 of which are located in the United States. Of the total, 35 are engaged in research and development, 53 are engaged in professional services, 35 are engaged in sales and marketing, and 17 are engaged in general and administrative. We also have 58 individuals contracted through our Odessa, Ukraine facility, with 18 in professional services, and 40 engineers in research and development. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Determine Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract lifecycle management, strategic sourcing, procure to pay and Configuration solutions. We provide these services using both our in-house expertise and that of third parties experienced in our solutions acting under our direction. As of March 31, 2016, the Professional Services organization had 53 employees, as well as approximately 18 individuals contracted through our Odessa, Ukraine facility as noted below.

Sales and Marketing

We sell our cloud solutions primarily through our direct sales force along with strategic and OEM partners. As of March 31, 2016, our sales team consisted of 24 employees and our marketing team consisted 11 of employees.

Our direct sales force is complemented by business partners, supported by telesales and system engineering resources. We have developed programs to attract and retain high quality, motivated sales representatives that have the necessary technical skills and consultative sales experience. We have also developed specific partner relationships to expand our solutions and domain expertise into various targeted markets. We believe that the cultivation and integration of these support networks assists in both the establishment and enhancement of customer relationships.

Our marketing department is engaged in revenue-centered, sales-support and awareness-building activities, such as lead generation programs, web marketing, product management, public relations, advertising, speaking programs, seminars, sales collateral creation and production, direct mail, and event hosting.

Research and Development

To date, we have invested substantial resources in research and development. As of March 31, 2016, we had 35 full-time technical writing specialists, as well as approximately 39 engineers contracted through our Odessa, Ukraine facility as noted below. Our team primarily works on product development, enhancements, documentation, and quality assurance. For the fiscal years ended March 31, 2016 and 2015, we incurred approximately $5.0 million and $3.7 million, respectively on research and development which includes $1.4 million of impairment of software development costs and $0.1 million of acquisition related costs.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of the product subscription or license arrangement.

International Operations

Since fiscal 2011, we maintained a relationship with a third party operating a research and operations center in Odessa, Ukraine. This facility represents a significant investment for us as we continue to execute on our global expansion strategy. Our operations in Ukraine with our third-party partner have not been materially affected by the recent political events in that country, and we have put certain contingency plans in place to minimize any disruption.

As of March 31, 2016, as a result of our acquisition of b-pack on July 31, 2015 and Iasta and Iasta Resources on July 2, 2014, we have 9 employees working in the United Kingdom and 51 working in France.  As of March 31, 2015, we had 8 employees working in the United Kingdom.

Competition

The market for cloud-based software solutions in general, including our Sourcing, Supplier Management, Procure to Pay, and Enterprise Contract Lifecycle Management and Configuration solutions, continues to rapidly change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from companies such as SAP, Apptus, Coupa and IBM, as well as (i) software companies that offer integrated solutions or specific products that compete with our ECLM Configuration solutions, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations. Some of these competitors are larger than us and may only compete in a segment of ours.

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

 Intellectual Property and Other Proprietary Rights

We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold eight patents in the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued patents or trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

AVAILABLE INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Determine, Inc. and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.determine.com.

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

We incurred net losses of approximately $14.0 million and $13.7 million for the fiscal years ended March 31, 2016 and 2015, respectively. We had an accumulated deficit of approximately $302.3 million as of March 31, 2016. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company, we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

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

Our revenues are dependent on orders from a relatively small number of customers. No customer was over 10% of our revenue in fiscal year 2016, and while one customer represent 16% of our revenue in fiscal year 2015. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be significantly harmed.

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

Because we rely on a limited number of customers, the timing of customer acceptance or milestone achievement, the amount of services we provide to a single customer, or the failure to replace a significant customer can significantly affect our operating results. Because expenses are relatively fixed in the near term, any shortfall from anticipated revenues could cause our quarterly operating results to fall below anticipated levels.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold eight patents in the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark applications might not result in the issuance of any trademarks. Our patents or any future issued trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

The market for cloud-based software solutions, including ECLM and Configuration solutions, is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems. With the transition of our focus to a subscription sales SaaS model, which may help address certain market challenges, the rapid change in the marketplace nonetheless poses a number of concerns. Any decrease in technology infrastructure spending may reduce the size of the market for our solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for our solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly held and private software companies that offer integrated solutions or specific contract management and/or sales Configuration solutions and (ii) internally developed solutions. Existing and potential competitors include public companies such as Oracle Corporation, Apptus, Coupa, OpenText and SAP, as well as companies such as IBM and SciQuest.

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

Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Our Configuration, pricing and quoting products are complex, and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training and, to a lesser extent, perpetual license sales. Professional services generated 21% and 22% of our total revenues during the fiscal years ended March 31, 2016 and 2015, respectively. Our professional services revenues have incurred losses more than recurring revenues. We often charge for our professional services on a fixed-fee basis. If we are required to spend more hours than planned without being able to bill our customers for these overages, our cost of services revenues could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

We have in the past and expect in the future to incur a significant amount of charges related to securities issuances, which will negatively affect our operating results. We use the Black-Scholes-Merton option pricing model to determine the fair value of our share-based payments and recognize compensation cost on a straight-line basis over the vesting periods. This pronouncement from the FASB provides for certain changes to the method for valuing stock-based compensation. Among other changes, ASC 718 applies to new awards and to awards that are outstanding which are subsequently modified or cancelled. Compensation expense calculated under ASC 718 will continue to negatively impact our operating results.

We may fail to realize the anticipated benefits of our recent acquisitions.

On June 2, 2014, the Company entered into an Agreement and Plan of Merger, with Selectica Sourcing Inc., a Delaware corporation and wholly owned subsidiary of the Company, Iasta.com, Inc., an Indiana corporation (“Iasta.com”), Iasta Resources, Inc., an Indiana corporation (“Iasta Resources” and, together with Iasta.com, “Iasta”) and the shareholders of Iasta pursuant to which the Company acquired Iasta on July 2, 2014 (the “Iasta Acquisition”).  The combined company has less than two years of operations, and we may fail to realize the expected benefits of the Iasta Acquisition if we are not able to fully integrate the two businesses.

In addition, on March 30, 2015, the Company entered into an Agreement and Plan of Merger with Selectica France SAS, a French société par actions simplifiée (pending incorporation) and wholly owned subsidiary of the Company, b-pack SAS, a French société par actions simplifiée (“b-pack”), and the shareholders of b-pack, pursuant to which the Company acquired b-pack (the “b-pack Acquisition”) on July 31, 2015. The combined company has less than one year of operations, and we may fail to realize the expected benefits of the b-pack Acquisition if we are not able to fully integrate the two businesses.

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

Risk Related to Ownership of Common Stock

Our stock price could decline because of recent financing activities.

On March 11, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Lloyd I. Miller, III (“Mr. Miller”), the Company’s largest stockholder, and MILFAM II L.P. and the Lloyd I. Miller Trust A-4, two affiliates of Mr. Miller (collectively the “Debt Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “March 2015 Notes”) to the Debt Investors in the aggregate principal amount of $3 million. The March 2015 Notes are due on December 16, 2020. The Company has the option to pay any amounts of interest due under the March 2015 Notes by converting such interest into shares of common stock of the Company at a conversion price of $5.70 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date), based upon an interest rate amount calculated at 10% per year, provided that the Company is not then under default under the March 2015 Notes or related financing agreements. The outstanding principal and interest under the March 2015 Notes may be converted into shares of Company common stock at the sole option of the Debt Investors at any time prior to the maturity date, at a conversion price of $5.70 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date).

On December 16, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Mr. Miller and MILFAM II L.P., the Lloyd I. Miller Trust A-4 and Alliance Semiconductor Corporation, a Delaware corporation, each an affiliate of Mr. Miller (collectively the “Additional Debt Investors” and, together with the Debt Investors, the Investors), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “December 2015 Notes” and, together with the March 2015 Notes, the “Notes”) to the Additional Debt Investors in the aggregate principal amount of $2.5 million. The December 2015 Notes are due on December 16, 2020. The Company has the option to pay any amounts of interest due under the December 2015 Notes by converting such interest into shares of common stock of the Company, at a conversion price of $3.75 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date), based upon an interest rate amount calculated at 10% per year, provided that the Company is not then under default under the December 2015 Notes or related financing agreements and that the Company provides prior written notice thereof to the Investors at least 10 days in advance of the payment date. The outstanding principal and interest under the December 2015 Notes may be converted into shares of Company common stock at the sole option of the Additional Debt Investors at any time prior to the maturity date, at a conversion price of $3.75 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date).

Assuming conversion in full all obligations under the Notes at the end of the term, approximately an additional 1.8 million shares of common stock will be issued and outstanding, diluting our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of the Warrants. Additionally, sales in the public market of the shares of common stock acquired upon conversion of the Notes, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

The Investors have substantial voting power on matters submitted to a vote of stockholders.

Based on 11,192,500 shares of common stock outstanding as of February 9, 2016, the shares of common stock issued or issuable to the Investors upon conversion of the Notes would represent, in the aggregate, approximately 13.8% of the voting power of our stock.  Additionally, Mr. Miller, together with his affiliated entities, participated in the debt financings described above and is the Company’s largest existing stockholder. Because the Investors own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.

In addition, the ownership by the Investors of a substantial percentage of our total voting power could make it more difficult and expensive for a third party to pursue a change of control of the Company, even if a change of control would generally be beneficial to our stockholders.

 Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

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

In connection with the acquisition of Iasta, we assumed leases for offices in Carmel, Indiana and in London, United Kingdom. The lease in Indiana expired May 31, 2016. On April 7, 2016, the Company entered into a Lease Agreement with Atapco Carmel, Inc. for approximately 8,795 square feet of office space in a building located at 615 West Carmel Drive, Suite 100, in Carmel, Indiana. The term of the lease runs for approximately 51 months and carries a base rent of $1.33 per rentable square foot for the first year of the term of the lease (with three of the months of the first year term provided rent free), subject to annual adjustment thereafter.

In connection with the acquisition of b-pack, we assumed leases for offices in Paris, France and in Aix-en-Provence, France. The lease in Paris, dated May 4, 2011, is for approximately 1,572 square feet of office space located at 92 rue d’Amsterdam, Paris. It expires June 30, 2020 (but can be terminated June 30, 2017) and carries a base rent of $3.21 per rentable square foot. The lease in Aix-en-Provence, dated July 31, 2015 is for approximately 4,327 square feet of office space located at 220 rue Denis Papin, Aix-en-Provence. It expires July 31, 2024 (but can be terminated July 31, 2018) and carries a base rent of $1.92 per rentable square foot.

In connection with the acquisition of b-pack, we also assumed a lease for offices in Atlanta, Georgia. The lease in Georgia, dated August 1, 2014, is for approximately 1,742 square feet of office space, and was extended under the Fourth Amendment and expires July 31, 2019 and carries a base rent of $1.48 per rentable square foot.

Item 3.	Legal Proceedings

In the future we may be subject to lawsuits, including claims relating to intellectual property matters or securities laws. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business. If successful against us, we could be liable for large damage awards and, in the case of patent litigation, subject to injunctions that significantly harm our business. Please refer to footnote 11.

Item 4.	Mine Safety Disclosures

 Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded over the counter on The NASDAQ Capital Market (“NASDAQ”) under the symbol “DTRM.” Our common stock began trading in March 2000 under the symbol “SLTC,” which was changed to DTRM effective October 19, 2015.

As of March 31, 2016, there were approximately 81 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. The table below sets forth the high and low sales price per share of our common stock for each quarter in the last two fiscal years.

	High	Low
Fiscal 2016
First Quarter	$7.47	$5.25
Second Quarter	$5.23	$3.69
Third Quarter	$4.57	$2.00
Fourth Quarter	$2.43	$1.56
Fiscal 2015
First Quarter	$6.88	$5.85
Second Quarter	$6.61	$5.60
Third Quarter	$6.11	$5.18
Fourth Quarter	$6.82	$4.54

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2016, certain information regarding our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSU's	Weighted Average Exercise Price per Share of Outstanding Options and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
	(in thousands)
Equity compensation plans approved by stockholders
1996 and 1999 Equity Incentive Plan	324	$6.29	-	(1)(2)
2015 Equity Incentive Plan	1,512	$2.83	80	(1)(2)
Equity compensation plans not approved by stockholders
IASTA	383	$6.61	-
Inducement Plan	687	$4.32	-
NOLN Plan (1)	100	$3.34	-
Total	3,006	$4.02	80

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)	Effective November 7, 2012 there is no provision to automatically increase the number of shares reserved for issuance under our equity compensation plans approved by stockholders.

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

Reference is made to the description of our sale and issuance of unregistered shares of common stock on July 31, 2015, as disclosed in our Current Report on Form 8-K previously filed on August 4, 2015, as amended by our Current Report on Form 8-K/A previously filed on October 16, 2015.

Reference is made to the description of our sale and issuance of junior secured convertible promissory notes on March 11, 2015, as disclosed in our Current Report on Form 8-K previously filed on March 16, 2015, and to the description of our sale and issuance of junior secured convertible promissory notes on December 16, 2015, as disclosed in our Current Report on Form 8-K previously filed on December 17, 2015.

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

Overview

We provide cloud-based software solutions that help enable growing companies to transform their operational data and processes into unique insights to make informed decisions that drive value and mitigate risk.

The Determine platform is an open technology infrastructure based on smart process application models. The goal of our platform is to establish awareness of relevant data, manage business documents, embed analytical tools, create a means for collaboration, and provide advanced process management tools for fully integrating business processes through an open API infrastructure. Built on a unified and highly scalable platform, we deliver deep and innovative capabilities in strategic sourcing, supplier management, enterprise contract lifecycle management, eprocurement, invoicing, and other business operation areas.

In addition to our source to pay and enterprise contract lifecycle management solutions suite, we also provide a powerful, patented configuration engine solution, which Global 1000 companies use to increase revenue by facilitating the right combination of products, services, and price.

Summary of Operating Results for Fiscal 2016

During the fiscal year ended March 31, 2016, our total revenues increased by 28% or $5.9 million, to $26.8 million compared with total revenues of $20.9 million for the fiscal year ended March 31, 2015. Recurring revenues, comprised of subscription license sales, maintenance revenues from previously sold perpetual licenses, manage application services, and hosting revenues, totaled $20.8 million or 78% of total revenues, representing an increase of $4.6 million, or 29% over fiscal 2015. Non-recurring revenues, comprised of revenues from professional services for system implementations, enhancements, and training, totaled $5.9 million, or 22%, of total revenues, representing an increase of $1.2 million or 26% over fiscal 2015. The increase in recurring and non-recurring revenues year over year resulted primarily from the acquisition of b-pack in the second quarter of fiscal 2016.

During the fiscal year ended March 31, 2016, our net loss increased by 2% or $0.3 million to $14.0 million compared to a net loss of $13.7 million for the fiscal year ended March 31, 2015. The most significant factors affecting the increase of our net loss were (i) restructuring costs of $0.5 million incurred in current year, and (ii) an increase in operating expenses in connection with the acquisition of b-pack and our ongoing investments in new and differentiated product offerings and additional headcount.

Shift in Business Model

In response to market demand, beginning in fiscal 2012, and continuing through fiscal year 2016, we have shifted our primary business focus from the sale of perpetual licenses to subscription license arrangements for our cloud-based solutions. Our business and revenue model is now focused on recurring revenues. This shift has adversely affected our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements have increased our ability to attract new customers and improve the predictability of our revenues and cash flows by reducing our dependency on the larger, perpetual licensing arrangements. Despite the shift in our business model to focus more on our subscription licensing arrangements, which has had the corresponding effect of increasing our recurring revenue, our customers have varied preferences for how they want to deploy our solutions. As such, we will continue to offer and support the traditional software license model that some of our customers still prefer.

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

Results of Operations

Revenues

	2016	2015	Change
	(in thousands, except percentages)
Recurring revenues	$20,843	$16,207	4,636
Percentage of total revenues	78%	78%	0%
Non-recurring revenues	$5,917	$4,670	1,247
Percentage of total revenues	22%	22%	0%
Total revenues	$26,760	$20,877	5,883

Recurring revenues. Recurring revenues consist of subscription license sales, maintenance revenues from previously sold perpetual licenses, and hosting revenues.  Our fiscal 2016 recurring revenues increased by $4.6 million from the prior year. Subscription revenue growth continued to drive the overall growth in recurring revenues. Subscription and hosting revenues grew to $15.8 million for fiscal year 2016, compared to $10.2 million for fiscal year 2015, representing a 54% increase year over year. These increases in recurring revenue were mainly due to the acquisition of b-pack and new customers we entered into contract with in this fiscal year. Maintenance revenues were $5.1 million for fiscal year 2016, compared $6.0 million for fiscal year 2015, representing a 15% decrease year over year. Recurring revenues continue to account for over 78% of our total revenues and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of professional services for system implementations, enhancements, and training. Our fiscal 2016 non-recurring revenue increased by $1.2 million from the prior year. These increases in non-recurring revenue were mainly due to the acquisition of b-pack.

Factors Affecting Operating Results

A small number of customers account for a significant portion of our total revenues. We expect that our revenue will continue to depend upon a limited number of customers. If we were to lose a customer, it would have a significant impact upon future revenue. Customers who accounted for at least 10% of total revenues were as follows:

	2016	2015
	(in thousands, except percentages
Revenues from Customer A	$-	$2,102
Percentage of total revenues	-	10%

Sales to foreign customers accounted for only 21% of total revenue, and only 15% of revenues were denominated in foreign currency in fiscal 2016. Sales to foreign customers accounted for only 13% of total revenue, and only 4% of revenues were denominated in foreign currency in fiscal 2015.

Cost of Revenues

	2016	2015	Change
Cost of recurring revenues	$6,846	$5,029	1,817
Percentage of total cost of revenue	53%	41%	12%
Cost of non-recurring revenues	$6,123	$7,274	(1,151)
Percentage of total cost of revenue	47%	59%	(12%)
Total cost of revenues	$12,969	$12,303	666

Cost of recurring revenues. Cost of recurring revenues consist of costs associated with supporting our data center, a fixed allocation of our research and development costs, and salaries and related expenses of our support organization. During fiscal 2016, cost of recurring revenues increased $1.8 million or 36% compared to the prior year primarily due to the acquisition of b-pack.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers, costs of purchased third party licenses sold to customers as part of a bundled arrangement, and certain allocated corporate expenses. During fiscal 2016, these costs decreased by approximately $1.2 million primarily due to the decrease in headcount.

Gross Profit and Margin

Gross profit was $13.8 million, or 52% of revenues, in fiscal 2016 compared with $8.6 million, or 41% of revenues, in fiscal 2015. The increase in gross profit percentage during fiscal year 2016 resulted from higher gross margins from our non-recurring revenues due to a decrease in cost of revenue in professional services during fiscal 2016.

Gross margins represent gross profit as a percentage of revenue. Gross margins in fiscal 2016 and 2015 were affected by the factors discussed above under “Revenues” and “Cost of Revenues.”

Operating Expenses

	2016	2015
Research and development	$3,612	$3,373
Percentage of total revenues	13%	16%

Research and Development. Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publications efforts, and certain allocated expenses. The increase in research and development expenses of $0.2 million in fiscal 2016 compared to fiscal year 2015 was due to the acquisition of b-pack in fiscal 2016.

	2016	2015
Sales and marketing	$13,222	$12,697
Percentage of total revenues	49%	61%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, trade shows, public relations, collateral sales materials, advertising and certain allocated expenses. In fiscal 2016, sales and marketing expenses increased $0.5 million primarily due to the acquisition of b-pack and $0.3 million in commission expense.

	2016	2015
General and administrative	$8,099	$7,073
Percentage of total revenues	30%	34%

General and Administrative. General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, acquisition related costs, bad debt expense and certain allocated expenses. General and administrative expenses increase of $1.0 million in fiscal 2016 compared with fiscal 2015 primarily due to the acquisition of b-pack in fiscal 2016.

	2016	2015
Acquisition related costs	$912	$1,715
Percentage of total revenues	3%	8%

Acquisition related costs. Acquisition related expenses consist mainly of legal and accounting related costs. Acquisition related costs decrease of $0.8 million in fiscal 2016 compared with fiscal 2015 was primarily due to less outsourcing of the due diligence work for the acquisition of b-pack in fiscal 2016.

	2016	2015
Impairment of software development costs	$1,368	$340
Percentage of total revenues	5%	2%

Impairment of software development costs. Impairment of software development costs consist of compensation paid to engineering personnel and fees to outside contractors and consultants. Costs incurred internally in the development of our software products are expensed as incurred as R&D expenses until application development has been established, after which production costs are capitalized as software development costs. Impairment of software development costs increase of $1.0 million in fiscal 2016 compared with fiscal 2015 was primarily due to the acquisition integration strategies associated with the b-pack acquisition.

	2016	2015
Restructuring costs	$451	$-
Percentage of total revenues	2%	0%

Restructuring costs. Restructuring costs consist mainly of employee severance costs. During the fourth quarter of fiscal year 2016, the Company incurred a one-time restructuring charge of $0.5 million related to severance costs.

Capitalized Software

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Management incurred impairment costs of $0.3 million in fiscal year ended March 31, 2015. During fiscal 2016, the Company continued to evaluate the capitalized software development costs across all products lines with the recent acquisition of b-pack. Given this conclusion, the Company impaired the investment previously made in what was to be a separate platform to hold all products, resulting in an impairment charge of $1.4 million in the fiscal year ended March 31, 2016.

Provision for Income Taxes

We recorded an income tax (benefit)/provision of ($545k) and ($2,950k) in fiscal 2016 and 2015.  Our fiscal 2016 and 2015 effective tax rate differs from the federal statutory rate of 35% primarily due to the tax impact of changes in federal and state valuation allowances, R&D tax credits, uncertain tax positions, nondeductible expenses and foreign operations. Given our history of operating losses and our inability to achieve profitable operations, it is difficult to accurately forecast how results will be affected by the realization of net operating loss carryforwards.

Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net domestic and one French subsidiary’s foreign deferred tax assets. The remaining two French entities reflect a net foreign deferred tax liability due to intangibles arising from the acquisition offset by deferred tax assets, including net operating loss carryforwards. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

	2016	2015
	(in thousands)
Cash, cash equivalents and short-term investments	$9,418	$13,178
Working capital	$(6,213)	$(117)
Net cash used for operating activities	$(5,927)	$(11,635)
Net cash used for investing activities	$(2,438)	$(6,464)
Net cash provided by financing activities	$4,631	$14,370

Our primary sources of liquidity consisted of approximately $9.4 million in cash and cash equivalents as of March 31, 2016, $7.1 million of which was received from our short-term credit facility. This compares to approximately $13.2 million in cash and cash equivalents as of March 31, 2015, $7.4 million of which was received from our short-term credit facility.

Net cash used for operating activities was $5.9 million for the fiscal year ended March 31, 2016, resulting primarily from our net loss of $14.0 million, adjusted for non-cash expenses totaling $6.4 million, which included amortization and depreciation, impairment charge, and stock-based compensation expense.

Net cash used for operating activities was $11.6 million for the fiscal year ended March 31, 2015, resulting primarily from our net loss of $13.7 million, adjusted for non-cash expenses totaling $4.5 million, which included amortization and depreciation, impairment charge, and stock-based compensation expense.

Net cash used for investing activities was $2.3 million for the fiscal year ended March 31, 2016, resulting primarily from the acquisition of b-pack.

Net cash used for investing activities was $6.5 million for the fiscal year ended March 31, 2015, resulting primarily from the acquisition of Iasta.

Net cash provided by financing activities was $4.6 million for the fiscal year ended March 31, 2016, resulting primarily from $2.5 million received from the issuance of the December 2015 Notes offset by $0.4 million of payment of credit facility.

Net cash provided by financing activities was $14.4 million for the fiscal year ended March 31, 2015, resulting primarily from $3.0 million received from the issuance of debt and $12.3 million received from sale of preferred stock and warrants offset by $0.7 million of payment of credit facility and note inherited from the acquisition of Iasta.

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

While we have made significant progress in reducing our expenditures, our current cash on hand and future cash flows provided by operating activities may not be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures without increasing cash flows through our operating activities, raising additional funds through the sale and issuance of additional securities, reducing expenditures, borrowing additional funds under our credit facility or debt arrangements, or a combination of the foregoing. There can be no guarantee that additional equity financing will be available to us at this time or in the future, that any available equity financing will be on terms favorable to the Company and its stockholders or that additional funds will be available under our credit facility.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate	$646	$498	$148	$-	$-
Customer Settlement payments	575	575	-	-	-
Loan from Lloyd I. Miller, III	7,400	-	1,900	5,500	-
France Coface Loan	407	407	-	-	-
Credit facility	7,100	7,100	-	-	-
Total	$16,128	$8,580	$2,048	$5,500	$-

Our contractual obligations and commercial commitments at March 31, 2016 were approximately $16.1 million.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Determine, Inc.

We have audited the accompanying consolidated balance sheets of Determine, Inc. (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and equity, and cash flows for each of the fiscal years in the two-year period ended March 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Determine, Inc. at March 31, 2016 and March 31, 2015, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ ARMANINO LLP

San Francisco, California

July 1, 2016

DETERMINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	March 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$9,418	$13,178
Accounts receivable, net of allowance for doubtful accounts of $407 and $205 as of March 31, 2016 and March 31, 2015, respectively	7,031	5,203
Restricted cash	34	34
Prepaid expenses and other current assets	1,551	1,647
Total current assets	18,034	20,062

Property and equipment, net	136	290
Capitalized software development costs, net	1,699	2,258
Goodwill	14,490	7,702
Other intangibles, net	8,011	6,453
Other assets	1,843	521
Total assets	$44,213	$37,286

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY
Current liabilities
Credit facility	$7,100	$7,447
Accounts payable	1,973	1,535
Accrued payroll and related liabilities	1,655	910
Other accrued liabilities	2,396	1,877
Deferred revenue	10,299	8,410
Income tax payable	14	-
COFACE loan	407	-
Accrued restructuring	403	-
Total current liabilities	24,247	20,179

Long-term deferred revenue	67	22
Convertible note, net of debt discount	5,420	2,900
Other long-term liabilities	3,282	167
Deferred tax liability, non-current	290	-
Total liabilities	33,306	23,268

Commitments and contingencies (Notes 10 and 11):
Redeemable Convertible Preferred Stock:
Series F redeemable convertible preferred stock, $0.0001 par value, designated, issued and outstanding shares: 0 shares at March 31, 2016 and 119 shares at March 31, 2015	-	4,895

Common stock, $0.0001 par value: Authorized: 15,000 shares at March 31, 2015 and 2014; Issued: 11,387 and 8,019 shares at March 31, 2016 and 2015, respectively; Outstanding: 11,291 and 7,923 shares at March 31, 2016 and 2015, respectively	5	5
Additional paid-in capital	313,674	297,866
Treasury stock at cost - 96 shares at March 31, 2016 and 2015	(472)	(472)
Accumulated deficit	(302,297)	(288,276)
Accumulated other comprehensive loss	(116)	-
Total Determine, Inc. stockholders' equity	10,794	9,123
Non-controlling interest	113	-
Total equity	10,907	9,123
Total liabilities, redeemable convertible preferred stock and equity	$44,213	$37,286

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In thousands, except per share data)

	Fiscal Years Ended March 31,
	2016	2015

Revenues:
Recurring revenues	$20,843	$16,207
Non-recurring revenues	5,917	4,670
Total revenues	26,760	20,877

Cost of revenues:
Cost of recurring revenues	6,846	5,029
Cost of non-recurring revenues	6,123	7,274
Total cost of revenues	12,969	12,303

Gross profit:
Recurring gross profit	13,997	11,178
Non-recurring gross loss	(206)	(2,604)
Total gross profit	13,791	8,574

Operating expenses:
Research and development	3,612	3,373
Sales and marketing	13,222	12,697
General and administrative	8,099	7,073
Acquisition related costs	912	1,715
Impairment of software development costs	1,368	340
Restructuring costs	451	-
Total operating expenses	27,664	25,198

Loss from operations	(13,873)	(16,624)

Other income (expense), net	(700)	(72)

Net loss before income taxes	(14,573)	(16,696)
Benefit from income taxes	545	2,950
Net loss	(14,028)	(13,746)

Net loss attributed to non-controlling interest	7	-
Net loss attributable to Determine, Inc.	(14,021)	(13,746)

Redeemable preferred stock accretion	1,120	3,691
Net loss attributable to common stockholders	$(15,148)	$(17,437)

Basic and diluted net loss per share (Note 15)	$(1.34)	$(1.89)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	10,482	7,277

Statements of Comprehensive Loss:
Net loss	$(14,028)	$(13,746)
Foreign currency translation adjustments, net	(116)	-
Comprehensive loss	(14,144)	(13,746)
Less: Net loss attributable to noncontrolling interest	7	-
Comprehensive loss attributable to Determine, Inc	$(14,137)	$(13,746)

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

 (In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Determine Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	Interest	Equity
Balance at March 31, 2014	680,470	$3,653	4,790,463	$4	$278,083	(95,653)	$(472)	$(274,530)	—	$3,085	—	$3,085

Conversion of Series D redeemable preferred stock to common stock, net of issuance costs of $53	(680,470)	(3,653)	690,274	—	3,653	—	—	—	—	3,653	—	3,653
Issuance of common stock, redeemable convertible Series E preferred stock, and warrants through a private placement, net of issuance costs of $100	124,891	6,419	—	—	—	—	—	—	—	—	—	—
Value of benefical conversion feature in Series E preferred stock	—	(1,571)	—	—	1,571	—	—	—	—	1,571	—	1,571
Accretion of preferred Series E stock to redemption value	—	2,645	—	—	(2,645)	—	—	—	—	(2,645)	—	(2,645)
Warrants to purchase common stock issued in connection with Series E private placement	—	—	—	—	809	—	—	—	—	809	—	809
Conversion of Series E redeemable preferred stock to common stock, net of issuance costs	(124,891)	(7,493)	1,248,905	1	7,492	—	—	—	—	7,493	—	7,493
Issuance of stock in consideration of Merger	—	—	1,000,000	—	6,610	—	—	—	—	6,610	—	6,610
Issuance of redeemable convertible Series F preferred stock, and warrants through a private placement, net of issuance costs of $350	118,829	4,413	—	—	—	—	—	—	—	—	—	—
Value of benefical conversion feature in Series F preferred stock	—	(564)	—	—	564	—	—	—	—	564	—	564
Accretion of preferred Series F stock to redemption value	—	1,046	—	—	(1,046)	—	—	—	—	(1,046)	—	(1,046)
Warrants to purchase common stock issued in connection with Series F private placement	—	—	—	—	678	—	—	—	—	678	—	678
Beneficial conversion feature for convertible note	—	—			100	—	—	—	—	100	—	100
ESPP purchase	—	—	48,833	—	215	—	—	—	—	215	—	215
Exercise of stock options	—	—	1,718	—	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of witholding employee taxes	—	—	238,375	—	(756)	—	—	—	—	(756)	—	(756)
Stock-based compensation expense	—	—	—	—	2,538	—	—	—	—	2,538	—	2,538
Net Loss	—	—	—	—	—	—	—	(13,746)	—	(13,746)	—	(13,746)
Balance at March 31, 2015	118,829	$4,895	8,018,568	$5	$297,866	(95,653)	$(472)	$(288,276)	—	$9,123	—	$9,123

Issuance of redeemable convertible Series F preferred stock, and warrants through a private placement	6,596	250	—	—	—	—	—	—	—	—	—	—
Value of benefical conversion feature in Series F preferred stock	—	(370)	—	—	370	—	—	—	—	371	—	371
Accretion of preferred Series F stock to redemption value	—	1,120	—	—	(1,120)	—	—	—	—	(1,120)	—	(1,120)
Warrants to purchase common stock issued in connection with Series F private placement	—	—	—	—	60	—	—	—	—	60	—	60
Conversion of Series F redeemable preferred stock to common stock, net of issuance costs of $18	(125,425)	(5,895)	1,254,246	—	5,877	—	—	—	—	5,877	—	5,877
Issuance of stock in consideration of Merger	—	—	1,841,244	—	7,954					7,954	120	8,075
Stock issued in connection with interest on convertible note			69,731	-	365					365		365
ESPP purchase	—	—	64,178	—	171	—	—	—	—	171	—	171
Issuance of restricted stock, net of witholding employee taxes	—	—	138,898	—	(259)	—	—	—	—	(259)	—	(259)
Stock-based compensation expense	—	—	—	—	2,389	—	—	—	—	2,389	—	2,389
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(116)	(116)	—	(116)
Net loss	—	—	—	—	—	—	—	(14,021)	—	(14,021)	(7)	(14,028)
Balance at March 31, 2016	-	$0	11,386,865	$5	$313,674	(95,653)	$(472)	$(302,297)	$(116)	$10,794	$113	$10,907

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(14,021)	$(13,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,680	1,530
Gain on disposition of property and equipment	(13)	-
Deferred tax liability	(46)	1,270
Accrued restructuring costs	403	-
Impairment of capitalized software	1,368	340
Stock-based compensation expense	2,389	2,538
Changes in assets and liabilities, net of business combination:
Accounts receivable, net	(154)	421
Restricted cash	-	(34)
Prepaid expenses and other current assets	200	(505)
Other assets	(1,061)	(2)
Accounts payable	199	(195)
Accrued payroll and related liabilities	(202)	(421)
Other accrued liabilities and long term liabilities	1,265	158
Deferred revenue	1,066	(2,989)
Net cash used in operating activities	(5,927)	(11,635)

Investing activities
Purchase of property and equipment	(6)	(51)
Capitalized software	(1,383)	(1,962)
Minority shareholder payment	(133)	-
Purchase of business acquired, net of cash	(826)	(4,451)
Net cash used in investing activities	(2,348)	(6,464)

Financing activities
Proceeds from sale of preferred stock with warrants, net of issuance costs	260	12,319
Employee taxes paid in exchange for restricted stock awards forefeited	(175)	(578)
Issuance of common stock under employee stock plan	171	215
Credit facility borrowing	-	496
Credit facility payment	(347)	(655)
Repayment of loan	(47)	(277)
Fees paid in connection with conversion of preferred stock to common stock	(17)	-
Issuance of convertible note, net	4,786	3,000
Cost associated with promissory note	-	(150)
Net cash provided by financing activities	4,631	14,370

Effect of exchange rate changes on cash	(116)	-

Net decrease in cash and cash equivalents	(3,760)	(3,729)
Cash and cash equivalents at beginning of the period	13,178	16,907
Cash and cash equivalents at end of the period	$9,418	$13,178

Supplemental disclosure of cash flow information:
Cash paid for interest	$105	$35
Beneficial conversion feature for convertible redeemable preferred stock	$370	$2,135
Accretion of preferred series stock to redemption value	$1,120	$3,691
Conversion of redeemable preferred stock to common stock	$5,877	$11,145
Issuance of shares in business combination	$7,954	$6,610
Assumption of debt in connection with business combination	$587	$932
Stock issued in connection with interest on convertible note	$365	$-

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Business

          Determine, Inc. (the “Company” or “Determine”) is a leading provider of enterprise contract management, supply management, and configuration solutions. Since 1996, Determine has helped global companies actively manage their contracts throughout the sales, procurement, and legal life cycle. Determine’s contract lifecycle management, strategic sourcing, and purchasing solutions drive business value by assisting organizations in managing contracts profitably, effectively accelerating revenue opportunities, and minimizing risk through compliance. Our patented technology assists customers across a myriad of industries—including high-tech, telecommunications, manufacturing, healthcare, and financial services—to accelerate and streamline contract management, sales processes, spend analysis, procurement intelligence, sourcing, and supplier lifecycle management. Determine also provides a powerful configuration engine, which Fortune 500 companies use to increase revenue by facilitating the right combination of products, services, and price.

On October 15, 2015, the Company amended its certificate of incorporation to change our name from Selectica, Inc. to Determine, Inc., which change became effective immediately. Effective October 15, 2015, the Company also amended and restated our Bylaws to change our name from Selectica, Inc. to Determine, Inc., which change became effective immediately. The Company’s common stock trades under the ticker symbol “DTRM” effective October 19, 2015.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. It also includes non-controlling interest, which is the portion of equity in a subsidiary not attributable to a parent. The non-controlling interest of the Company and its subsidiaries are not considered to be permanent equity. Non-controlling interest’s share of subsidiary earnings is reflected as net income attributable to non-controlling interest in the consolidated statements of operations and comprehensive loss.

Liquidity

The Company has incurred significant historical losses and negative cash flows from operations and has an accumulated deficit of $302.3 million at March 31, 2016. Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. Management intends to raise additional funds through equity and/or debt offerings until the Company has positive operating cash flows. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain future financing, the Company may have to curtail operations by delaying development programs or relinquishing employees, which may have a material adverse effect on the Company's financial position and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Non-Controlling Interest

On July 31, 2015, the Company completed its acquisition of b-pack and its subsidiaries resulting in Determine SAS continuing as a wholly-owned subsidiary of the Company. Determine SAS is headquartered in Paris, France, and has the following subsidiaries: b-pack Software, in charge of the sales and marketing, b-pack Services, incorporated in Aix-en-Provence, France and b-pack, Inc. incorporated in Atlanta, Georgia that primarily operates as a sales office in the US. b-pack, Inc. became a subsidiary of Determine, Inc. and was then merged into Determine, Inc. b-pack Software became a subsidiary of Determine SAS and was then merged into Determine SAS. As of March 31, 2016 neither b-pack, Inc. nor b-pack Software existed. The consolidated financial statements include the financial position and results of operations of b-pack Services in which the Company owns 82%, maintaining a controlling interest. A summary of b-pack Services is as follows as of and for the year ended March 31, 2016:

Total assets	$517,000
Total liabilities	$(822,000)
Loss before income taxes	$(72,000)

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Change in Presentation of Financial Statements

During the fiscal year ended March 31, 2016, the Company changed the presentation of its consolidated financial statements to separate the impairment of capitalized software development costs and acquisition related costs from operating expenses. Previously, these costs were included in research and development expenses of $0.3 million and general and administrative expenses of $1.7 million, respectively, to conform to the current year’s presentation.  This reclassification of the prior period amounts did not change the previously reported operating loss or net loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds and commercial paper.  Fair values of cash equivalents approximated original cost due to the short period of time to maturity. The cost of securities sold is based on the specific identification method. The Company’s investment policy limits the amount of credit exposure to any one issuer of debt securities.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, and acquired technology. Intangible assets are recorded at fair value at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There was a $1.4 million and $0.3 million impairment charge recorded during the years ended March 31, 2016 and 2015, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and an identifiable intangible asset acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There was no impairment charge recorded during years ended March 31, 2016 and 2015.

Customer Concentrations

A limited number of customers have historically accounted for a substantial portion of the Company’s revenues. The following table presents customers that accounted for more than 10% of revenue:

	2016	2015
	(in thousands, except percentages)
Revenues from Customer A	$-	$2,102
Percentage of total revenues	-	10%

As of March 31, 2016, no customers accounted for at least 10% of net accounts receivable or revenue. As of March 31, 2015, Customer A accounted for 15% of net accounts receivable.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Revenue Recognition

The Company generates revenues by providing its software-as-a-service solutions through subscription license arrangements and related professional services, and related software maintenance. The Company presents revenue net of sales taxes and any similar assessments.

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

Multiple-Deliverable Arrangements. The Company enters into arrangements with multiple-deliverables that generally include subscription, support, and professional services. If a deliverable has standalone value, and delivery is probable and within the Company’s control, the Company accounts for the deliverable as a separate unit of accounting. Subscriptions to use our software solutions have standalone value as such services are often sold separately, primarily through renewals. Professional services have standalone value as the services have value to the customer on a standalone basis and are available from other vendors.

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

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2016 were approximately $588,000. Advertising expense for the years ended March 31, 2015 were approximately $614,000.

Foreign Currency

For the Company’s UK subsidiary, the functional currency is the U.S. dollar. Non-monetary assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Net gains and losses resulting from foreign exchange transactions are recorded in other income (expense), net in the consolidated statements of operations. For French subsidiaries whose functional currency is the local currency, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balance consists of translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the Euro.

Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Management incurred impairment costs of $0.3 million in fiscal year ended March 31, 2015. During fiscal 2016, the Company continued to evaluate the capitalized software development costs across all products lines with the recent acquisition of b-pack. Given this conclusion, the Company impaired the investment previously made in what was to be a separate platform to hold all products, resulting in an impairment charge of $1.4 million in the fiscal year ended March 31, 2016.

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

Geographic Information:

International revenues are attributable to countries based on the location of the customers. For the years ended March 31, 2016 and 2015, sales to international locations were derived primarily from France, Bermuda, China, Denmark, Brazil, Canada, India, Italy, Singapore, New Zealand, Switzerland, Germany, Hong Kong, Ireland, Norway and the United Kingdom.

	Fiscal Years Ended March 31,
	2016	2015
	(in thousands, except percentages)
International revenue	21%	13%
Domestic revenue	79%	87%
Total revenue	100%	100%

For the years ended March 31, 2016 and 2015, the Company held long-lived assets outside of the United States with a net book value of approximately $13,000 and $47,000, respectively. These assets were located in Odessa, Ukraine.

Treasury Stock

There were no stock repurchases for the years ended March 31, 2016 and March 31, 2015.

The Company had approximately 96,000 shares of treasury stock as of March 31, 2016 and March 31, 2015.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 is effective for companies beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. The Company has already adopted in current fiscal year, thus resulting in the reclassification of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this standard has no impact on our consolidated results of net income (loss) or comprehensive income (loss).

In January 2016, FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10) (“ASU 2016-01”). The new standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

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

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). ASU 2015-10 amends a wide range of Accounting Standards Codification topics to make clarifying changes, correct unintended application of guidance, and make minor changes that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not anticipate that the adoption of ASU 2015-10 will have a material impact on its consolidated financial statements and related disclosures.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company for fiscal years beginning after December 15, 2015. Early adoption of ASU 2015-03 is permitted. The Company adopted this guidance effective April 1, 2015. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company has not determined in which period it will adopt the new guidance. Retrospective adoption is required. Long-term debt issuance costs will be reclassified from other assets to long-term debt upon adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Subtopic 810) Amendments to the Consolidation Analysis, to improve consolidation guidance for legal entities and affect the consolidation evaluation for reporting organizations. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or with a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which amended the existing FASB Accounting Standards Codification. This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period. The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company is also evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not determined whether the effect will be material to either its revenue results or its deferred commission balances.

In August 2014, FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.	Acquisition

b-pack SAS

On July 31, 2015, the Company completed its acquisition of b-pack SAS, a French société par actions simplifiée (“b-pack”). As a result of the merger, the b-pack stockholders received an aggregate cash payment of $1.1 million and 1,841,244 shares of common stock of the Company, par value $0.0001, resulting in Determine SAS continuing as a wholly-owned subsidiary of the Company. The acquisition of b-pack positions the Company to provide easier access to contract management, strategic sourcing, spend management and Configuration solutions, and increases the Company’s market coverage in more locations worldwide to its customers.

               b-pack SAS, was founded on December 5, 2005, and is a software-as-a-service (SaaS) business that offers a suite of cloud-based applications that help companies significantly reduce costs by optimizing, streamlining, and automating complex procurement processes with an integrated, end-to-end platform that facilitates and promotes an environment for responsible spending. Pre-merger, b-pack SAS was headquartered in Paris, France, and had the following subsidiaries: b-pack Software, b-pack Services, and b-pack, Inc. b-pack Software was 99.94% owned by b-pack SAS and was incorporated in Paris, France. b-pack Software was in charge of the sales and marketing development of Europe. b-pack Services was 82% owned by b-pack SAS and was incorporated in Aix-en-Provence, France. The remaining 18% is held by non-controlling interest shareholder. b-pack, Inc. was a wholly-owned subsidiary of b-pack SAS. b-pack, Inc. was incorporated in Atlanta, Georgia and primarily operated as a sales office in the US. Pursuant to an Agreement and Plan of Merger, dated as of March 30, 2015, b-pack merged with and into Determine SAS and Determine SAS continued as the surviving entity. The Company's operations are subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, regulatory, and other risks associated with an emerging business.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

              The total purchase price for Iasta included 1,000,000 shares of the Company’s common stock valued at $6.6 million, and cash of $6.5 million, adjusted for amounts related to the repayment of $0.7 million for outstanding borrowings under a line of credit, $0.3 million related to a note payable and payment of transaction costs and certain other adjustments. The total purchase price is subject to a $1.4 million cash escrow (the “Escrow”) to cover any post-closing adjustments and indemnification obligations of the former Iasta shareholders. A portion of the Escrow will be released on the 12-month anniversary of the closing of the acquisition, and the escrow was released as part of a settlement between the Company and the Iasta shareholders. In addition, the Company granted options to certain employees of Iasta to purchase up to 700,000 shares of the Company’s common stock.

The assets acquired and liabilities assumed in connection with the acquisition of Iasta were recorded at their fair values as of the acquisition date. The total purchase price was comprised of the following:

(in thousands)
Cash Paid	$6,494
Total Stock value	6,610
Working Capital Adjustment	(734)
Total Purchase Price	$12,370

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Finalization of preliminary purchase price allocation

Under U.S. GAAP, the period that is allowed for finalizing the identification and measurement of the fair value of the assets acquired and the liabilities assumed in a business combination ends when the acquiring entity is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. At March 31, 2016, the Company determined that its measurement and recognition of assets acquired and liabilities assumed in the Iasta and b-pack acquisition was recorded on a final basis.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and b-pack, which was considered a “significant” acquisition (as defined in Regulation S-X) for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of April 1, 2014. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the b-pack acquisition including amortization charges from acquired intangible assets and stock-based compensation charges for unvested stock option awards, as though the Company and b-pack were combined as of April 1, 2014. The related tax effect was insignificant.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated financial information reflects assuming the acquisition had occurred on April 1, 2014. Acquisition related expenses are included in general and administrative expenses.

	Fiscal Year Ended
	2016	2015
	(in thousands, except per share data)

Revenue	$33,235	$29,724
Loss from operations	$(19,061)	$(20,925)
Net loss	$(19,787)	$(18,218)
Basic and diluted net loss per share	$(1.89)	$(2.50)

4.    Goodwill and Purchased Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2014	$-
Goodwill acquired	8,436
Working capital adjustment	(734)
Balance at March 31, 2015	7,702
Goodwill acquired	6,934
Deferred tax adjustment	(146)
Balance at March 31, 2016	$14,490

The following is a summary of purchased intangible assets (in thousands):

	March 31, 2016
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount		Value
Acquired developed technology	$5,034	$1,367	$3,667
Customer relationships	5,853	1,509	4,344
Trade name	120	120	-

	$11,007	$2,996	$8,011

	March 31, 2015
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount		Value
Acquired developed technology	$3,170	$476	$2,694
Customer relationships	4,210	526	3,684
Trade name	120	45	75

	$7,500	$1,047	$6,453

Acquired developed technology, and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.65 years and 3.91 years respectively, as of March 31, 2016.

Amortization expense was $1.9 million and $1.0 million for the years ended March 31, 2016 and 2015, respectively.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

As of March 31, 2016, amortization expense for intangible assets for each of the next five years is as follows:

Year ended Mach 31:	(in thousands)
2017	$2,119
2018	2,119
2019	2,119
2020	1,370
2021	284
Total	$8,011

5.	Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(c)	Beneficial Conversion Feature (“BCF”)

The Series F Stock was assessed under ASC 470, Debt, and the Company determined that the conversion to common stock qualifies as a BCF since it had a nondetachable conversion feature that was in-the-money at the commitment date. The BCF computation compares the carrying value of the preferred stock after the value of any derivatives has been allocated from the proceeds (in this case, the warrant value) to the transaction date value of the number of shares that the holder can convert into. The calculation resulted in a BCF of $0.4 million for Series F Stock being recorded in additional paid-in capital for the year ended March 31, 2016.

(d)	Carrying Values

The proceeds of the Series F stock and warrants were based on their estimated relative fair values. The proceeds of the 2015 Financing were allocated to the common stock, the February 2015 Warrants, May 2015 Warrants and Series F Stock based on their estimated relative fair values.

Carrying value of Series D Stock as of March 31, 2014	$3,653

Conversion of Series D stock into common stock	(3,653)
Carrying value of Series D Stock as of June 30, 2014	$-

Gross proceeds on July 2, 2014	$7,493
Fair value of warrants on July 2,2014	(809)

Gross proceeds allocated to Series E Stock sold on July 2, 2014	6,684
Related transaction costs allocated	(265)
Net value allocated to Series E Stock sold prior to BCF	6,419
Calculated BCF value	(1,571)
Accretion of Series E Stock through August 27, 2014	2,645
Carrying value of Series D Stock as of August 27, 2014	7,493

Conversion of Series D stock into common stock	(7,493)
Carrying value of Series D Stock as of September 30, 2014	$-

Gross proceeds on February 5, 2015	$5,585
Fair value of warrants on January 5, 2015	(682)

Gross proceeds allocated to Series F Stock sold on February 5, 2015	4,903
Related transaction costs allocated	(490)
Net value allocated to Series F Stock sold prior to BCF	4,413
Calculated BCF value	(564)
Accretion of Series E Stock through March 31, 2015	1,046
Carrying value of Series F Stock as of March 31, 2015	$4,895

Carrying value of Series F Stock as of March 31, 2015	$4,895

Gross proceeds allocated to Series F Stock sold on May 5, 2015	250
Related transaction costs allocated	-
Net value allocated to Series F Stock sold prior to BCF	250
Calculated BCF value	(370)
Accretion of Series F Stock through May 5, 2015	1,120
Carrying value of Series F Stock as of May 5, 2015	5,895

Conversion of Series F stock into common stock	(5,895)
Carrying value of Series F Stock as of March 31, 2016	$-

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.	Property and Equipment, net

Property and equipment consist of the following:

	March 31,
	2016	2015
	(in thousands)
Computers and software	$360	$562
Furniture and equipment	282	260
Leasehold improvements	36	70
	678	892
Less: accumulated depreciation	(542)	(602)

Total property and equipment, net	$136	$290

Depreciation expense related to property and equipment was approximately $171,000 and $262,000 for the years ended March 31, 2016 and 2015, respectively.

7.  Capitalized Software

The Company capitalizes costs for internal use incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Management continues to evaluate the capitalized software development costs across all products lines with the recent acquisition of b-pack and incurred impairment costs of $1.4 million and $0.3 million in the fiscal year ended March 31, 2016 and 2015, respectively. In the fourth quarter we continued to evaluate the assets purchased in the b-pack merger.  Management’s assessment resulted in a greater value in the b-pack assets, as they can be used as the basis for the unified suite offering called the Determine Platform.  It was judged that adding the functionality of the products in the current Selectica product line to the b-pack platform would be more efficient, and resulted in a better unified product suite, than if we built a separate platform to hold all of the products. Given this conclusion, the Company impaired the investment that we had previously made in what was to be the separate platform to hold all of the products.

Amortization expense was $0.6 million for the years ended March 31, 2016 and 2015, respectively, and is included in the product cost of revenue.  The unamortized balance of capitalized software was $1.7 million and $2.3 million as of March 31, 2016 and 2015, respectively.

8.  Balance Sheet Components

As of March 31, 2016 and 2015, accrued payroll and related liabilities, other accrued liabilities and deferred revenue consisted of the following:

	2016	2015
	(in thousands)
Accrued payroll and related liabilities:
Accrued vacation	$715	$561
Accrued bonus	103	83
Accrued wages	197	—
Accrued benefits	488	97
Accrued commissions	152	169
Total	$1,655	$910

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	2016	2015
	(in thousands)
Other accrued liabilities:
Accrued accounts payable	$338	$783
VAT on sales	344	125
Employee withhold tax for stock	84	227
Sales tax payable	819	662
Other accrued liabilities	811	80
Total	$2,396	$1,877

	2016	2015
	(in thousands)
Deferred revenue:
Hosting	$52	$90
Consulting	1,165	656
Training	118	8
Subscription	6,871	5,457
Maintenance	2,160	2,215
Other	—	6
Total	$10,366	$8,432

9.  Restructuring

The following is a summary of restructuring accrual (in thousands):

Balance at March 31, 2015	-
Initial Costs	403
Balance at March 31, 2016	$403

Restructuring expenses consist of employee severance costs and other contract termination costs to improve our cost structure prospectively. As part of the process of consolidating companies and moving forward with our unified platform strategy, the Company took a look across the company for duplication of effort and work that was not in fully alignment with our strategy that resulted in removal of eleven positions from the company.  The eliminated positions were primarily executives and included a direct report to the CEO.  The Company incurred these expenses in the fiscal year ended March 31, 2016.

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

In connection with the acquisition of Iasta, we assumed leases for offices in Carmel, Indiana and in London, United Kingdom. The lease in Indiana expired May 31, 2016. On April 7, 2016, the Company entered into a Lease Agreement with Atapco Carmel, Inc. for approximately 8,795 square feet of office space in a building located at 615 West Carmel Drive, Suite 100, in Carmel, Indiana. The term of the lease runs for approximately 51 months and carries a base rent of $1.33 per rentable square foot for the first year of the term of the lease (with three of the months of the first year term provided rent free), subject to annual adjustment thereafter.

In connection with the acquisition of b-pack, we assumed leases for offices in Paris, France and in Aix-en-Provence, France. The lease in Paris, dated May 4, 2011, is for approximately 1,572 square feet of office space located at 92 rue d’Amsterdam, Paris. It expires June 30, 2020 (but can be terminated June 30, 2017) and carries a base rent of $3.21 per rentable square foot. The lease in Aix-en-Provence, dated July 31, 2015 is for approximately 4,327 square feet of office space located at 220 rue Denis Papin, Aix-en-Provence. It expires July 31, 2024 (but can be terminated July 31, 2018) and carries a base rent of $1.92 per rentable square foot.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In connection with the acquisition of b-pack, we also assumed a lease for offices in Atlanta, Georgia. The lease in Georgia, dated August 1, 2014, is for approximately 1,742 square feet of office space, and was extended under the Fourth Amendment and expires July 31, 2019 and carries a base rent of $1.48 per rentable square foot.

Retal expenses for the office space and equipment were approximately $0.9 million and $0.7 million for years ended March 31, 2016 and 2015, respectively. Minimum payments under our operating leases agreements are $0.5 million in fiscal 2017, $0.1 million in fiscal 2018 and $0.03 million in fiscal 2019.

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

On February 1, 2016, Seal Software Ltd. (“Seal”) filed suit against the Company in California Superior Court, San Mateo.  In the complaint, Seal alleged that the Company breached a contract by failing to make certain payments and sought damages.  The parties have now settled the matter to their mutual satisfaction, and the lawsuit has been dismissed.

In March 2015, a minority shareholder of b-pack Services SA, a French subsidiary of Determine SAS, which was acquired when the Company acquired b-pack SAS, initiated litigation in the Nanterre Commercial Court against b-pack SAS and its founders claiming indemnification rights for his contribution to the business of b-pack Services SA and seeking monetary damages and other relief. The Nanterre Commercial Court declined jurisdiction and sent the matter to the Tribunal de Grande Instance of Nanterre, where it is currently pending. In July 2015, the same minority shareholder also initiated litigation in the Paris Commercial Court against Determine SAS to contest the merger between b-pack SAS and Selectica France SAS, which is also pending, and seeking monetary damages and other relief.  The Company believes that the lawsuits are without merit and intends to defend against them vigorously. The Company did not record any provision as of March 31, 2016.

In November 2015, the Company settled outstanding litigation based upon claims the Company alleged against some of its former employees and a competitor relating to the Company’s intellectual property.  The Company has included the first payment of $0.2 million in its operating loss on the basis of such amount representing the Company’s lost operating income. Additionally, the Company has been including the litigation expenses related to this matter in loss from operations since the inception of the litigation. In April 2016, such competitor paid the Company the remaining settlement amount of $0.6 million.

From time to time the Company has contractual matters with partners and customers that involve periods of discussion before a value can be placed on the events.  These discussions can span multiple quarters.  Subsequent to the fourth quarter, several of these long discussed matters came to a conclusion.  The Company recorded expenses of $0.8 million for these in the year ended March 31, 2016.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2016 and 2015. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2016 and 2015.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.  COFACE Loan

In December 2009, the Company signed a stated guaranteed insurance contract with the insurance company COFACE in order to protect the Company against the financial risks of its commercial development in the United States. As part of the contract, COFACE financed part of the expenses in the United States, with the amounts to be amortized in subsequent years. As of March 31, 2016, the amount still to be repaid was approximately $407,000.

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

The Receivables Financing Facility may be drawn in amounts up to $5.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed $7.0 million in the aggregate. The Credit Facility (as further amended on April 20, 2016) terminates on April 20, 2018, provided, however, that in the event of an early termination by the Company; a penalty of 1.0% of the total credit facility would be triggered.

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

As of March 31, 2016 and March 31, 2015, the Company owed $7.1 million and $7.4 million, respectively, under the Credit Facility, and no amounts were available for future borrowings.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The Company’s Credit Facility with Bridge Bank contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. This financial covenant was not met for the month of September 30, 2015, but on March 31, 2016 the Company met all the requirements and was in compliance.

The Company recorded $1.4 million of fees associated with the 2015 Fee Agreement as part of other long-term liabilities as of March 31, 2016.

14.  Stockholders’ Equity

 Common Stock Reserved for Future Issuance

At March 31, 2016, shares of common stock reserved for future issuance of stock-based grants were as follows:

Equity Incentive Plans:
Restricted stock awards outstanding	244,079
Options outstanding	2,761,392
Reserved for future grants	80,186
Total common stock reserved for future issuance	3,085,657

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The effect of recording stock-based compensation expense (including expense related to the Employee Stock Purchase Plan (“ESPP”) discussed below) for each of the periods presented was as follows (in thousands):

	2016	2015
Cost of revenues	$367	$459
Research and development	250	213
Sales and marketing	919	836
General and administrative	853	1,030

Impact on net loss	$2,389	$2,538

1999 ESPP

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the fiscal years ended March 31, 2016 and 2015 was $72,000 and 80,000, respectively. During the fiscal years ended March 31, 2016 and 2015, there were 64,178 and 48,833 shares issued under the ESPP.

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

1999 Equity Incentive Plan

The Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”) on November 18, 1999. The 1999 Plan was amended in May 2010, such that the number of shares reserved for issuance is no longer automatically increased, and a total of 1,551,000 shares were reserved for future issuance. On March 10, 2015, the 1999 Plan was terminated and the shares then reserved under the 1999 Plan were released and made awardable for grant under the 2015 Plan (as defined below).

On December 3, 2012, the Compensation Committee of the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the “LTPIP”) within the 1999 Equity Incentive Plan (the “1999 Plan”), under which restricted stock units would be granted to the Company’s executives. Under the LTPIP, sixty percent (60%) of the restricted stock units will vest based upon achievement of contracted monthly recurring revenue targets over a period of three years, with fifty percent (50%) of the amount withheld from vesting until the Company achieves profitability, and forty percent (40%) vest based upon operating profit targets over a period of three years. The restricted stock units granted under the LTPIP include 420,000 shares granted to the Company’s executives, under which the Company’s Chief Executive Officer received a grant of 220,000 restricted stock units, and the Company’s Chief Financial Officer, Chief Strategy Officer, Chief Operating Officer and Chief Commercial Officer each received a grant of 50,000 restricted stock units. The Company is amortizing the related compensation expense on a straight-line basis over the expected vesting period. The compensation expense was $0.1 million for the years ended March 31, 2016 and 2015.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

2015 Equity Incentive Plan

The Company’s Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”) on March 10, 2015. The Company’s stockholders approved the 2015 Plan at the special meeting of the stockholders held on May 5, 2015.

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

With limited restrictions, if shares awarded under the 2015 Plan are forfeited, those shares will again become available for new awards under the 2015 Plan. The 2015 Plan permits the grant of options, stock appreciation rights, shares of restricted stock, and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986 and non-statutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the Board of Directors and consultants are eligible to participate in the 2015 Plan. Each eligible participant is limited to being granted options or stock appreciation rights covering no more than 300,000 shares per fiscal year, except in the first year of employment where the limit is 500,000 shares. Incentive stock options and non-statutory stock options are granted at an exercise price of not less than 100% of the fair market value per share of the common stock on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the 2015 Plan have a maximum term of ten years.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following tables summarize activity under the equity incentive plans:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at April 1, 2015	1,099	$6.46	348	$6.17
Granted	1,483	$2.92	190	$4.58
Granted outside of plan	800	$4.19	-	$-
Exercised	(2)	$2.04	(185)	$5.56
Cancelled	(619)	$5.93	(109)	$6.05
Outstanding at March 31, 2016	2,761	$4.02	244	$5.45

Vested and expected to vest	2,410	$4.13

Shares Available for Grant
(in thousands)

Balance at April 1, 2015	563
Plan shares expired	(561)
Options:
Granted from approved plans	(1,483)
Granted from non-approved plans	(800)
Shares added to the plans	2,436
Cancelled	112
Restricted Stock Units:
Granted	(190)
Cancelled	3

Balance at March 31, 2016	80

 The options outstanding and exercisable at March 31, 2016 were in the following exercise price ranges:

			OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
				Weighted
			Number	Average	Weighted	Number	Weighted
Range of			Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices			as of 03/31/16	Contractual Term	Exercise Price	as of 03/31/16	Exercise Price
$1.64	-	$1.64	694,294	9.90	$1.6400	0	$0.0000
$1.98	-	$3.24	368,700	9.73	$2.6966	0	$0.0000
$3.34	-	$3.99	165,250	9.54	$3.5800	12,500	$3.9900
$4.32	-	$4.32	687,500	9.33	$4.3200	0	$0.0000
$5.18	-	$6.14	378,486	8.53	$5.9790	126,203	$5.6958
$6.30	-	$6.30	23,333	7.62	$6.3000	14,998	$6.3000
$6.61	-	$6.61	382,529	5.47	$6.6100	235,812	$6.6100
$6.83	-	$18.90	60,200	7.00	$7.2804	60,200	$7.2804

$24.50	-	$24.50	500	0.13	$24.5000	500	$24.5000
$25.20	-	$25.20	600	0.28	$25.2000	600	$25.2000
$1.64	-	$25.20	2,761,392	8.83	$4.0192	450,813	$6.4052

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The weighted average remaining contractual term for exercisable options is 5.45 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2016 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2016 was $1.85. The aggregate intrinsic value of stock options outstanding at March 31, 2016 and 2015 was $146,000 and $198,000, respectively. The aggregate intrinsic value of restricted stock units outstanding at March 31, 2016 and 2015 was $0.5 million and $2.3 million, respectively.

The following table summarizes values for options granted during the respective years:

	Fiscal Years Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Weighted average grant date fair value	$1.68	$3.73
Intrinsic value of options exercised	$-	$2.00
Fair value of shares vesting during the year	$1,085	$287

The following table summarizes activity for awards for the respective years:

	Shares	Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(in thousands)
Balance at March 31, 2014	639	$6.66	$4,255
Awards granted	234	$5.93	$—
Awards vested/released	(362)	$6.32	$—
Awards cancelled/forfeited	(163)	$6.43	$—
Balance at March 31, 2015	348	$6.66	$2,265
Awards granted	190	$4.58	$—
Awards vested/released	(185)	$5.56	$—
Awards cancelled/forfeited	(109)	$6.05	$—
Balance at March 31, 2016	244	$5.45	$452

During fiscal 2016 and 2015, the fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2016	March 31, 2015
Risk-free interest rate	0.37%	0.06%
Dividend yield	0.00%	0.00%
Expected volatility	88.77%	28.4%
Expected term in years	0.50	0.50
Weighted average fair value at grant date	$1.09	$1.49

For the fiscal years ended March 31, 2016 and 2015 the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2016	March 31, 2015
Risk-free interest rate	1.63%	1.96%
Dividend yield	0%	0%
Expected volatility	52.23%	60.45%
Expected term in years	6.07	6.05
Weighted average fair value at grant date	$1.68	$3.73

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Equity Compensation Plan Information

The table below demonstrates the number of options and awards issued and the number of options and awards available for issuance, respectively, under the Company’s current equity compensation plans as of March 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSU's	Weighted Average Exercise Price per Share of Outstanding Options and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
	(in thousands)
Equity compensation plans approved by stockholders
1996 and 1999 Equity Incentive Plan	324	$6.29	-
2015 Equity Incentive Plan	1,512	$2.83	80
Equity compensation plans not approved by stockholders
IASTA	383	$6.61	-
Inducement Plan	687	$4.32	-
NOLN Plan (1)	100	$3.34	-
Total	3,006	$4.02	80

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

15.  Computation of Basic and Diluted Net Loss per Share

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

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	March 31,
	2016	2015
	(in thousands)

Options	27	12
Unvested restricted stock units	26	31
Warrants	1,468	1,468
Total common stock equivalents excluded from diluted net loss per common share	1,521	1,511

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

16.  Income Taxes

The benefit from income taxes is based upon loss before income taxes as follows (in thousands):

	March 31,
	2016	2015
Domestic pre-tax loss	$(13,339)	$(16,633)
Foreign pre-tax loss	(1,234)	(63)
Total pre-tax loss	$(14,573)	$(16,696)

	March 31,
	2016	2015
Federal tax at statutory rate	$(4,870)	$(5,843)
Computed state tax	(312)	(354)
Foreign rate differential	(17)	23
Losses not benefited	4,274	(3,729)
Change in tax reserve	214	2,808
Nondeductible expenses	364	815
Research and development tax credits	(198)	3,330
Income tax benefit	$(545)	$(2,950)

The components of the benefit from income taxes are as follows (in thousands):

	March 31,
	2016	2015
Current:
US	$-	$-
State	6	-
Foreign	8	-
	14	-
Deferred:
Federal	(112)	(2,901)
State	(3)	(49)
Foreign	(444)	-
	(559)	(2,950)

Total benefit from income taxes	$(545)	$(2,950)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	March 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforward	$19,430	$16,206
Intangible assets	8,951	8,486
Tax credit carryforwards	2,706	2,491
Reserves and accruals	900	531
Stock compensation	692	444
Fixed assets	30	-
Deferred revenue	14	-
	32,723	28,158

Deferred Tax Liability
Fixed assets	-	(3)
Deferred revenue	-	(27)
Intangible assets	(930)	-
	(930)	(30)

Gross Deferred Tax Asset	31,793	28,131

Valuation Allowance	(32,083)	(28,131)

Net Deferred Liabilities	$(290)	$-

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, which includes the Company's historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.  The valuation allowance increased by $4.0 million and decreased by $62.2 million during fiscal 2016 and 2015, respectively.

As of March 31, 2016 the Company had federal and state net operating loss carryforwards of approximately $49.6 million and $36.9 million, which will begin to expire in various amounts beginning in fiscal 2020 and 2017, respectively. The Company also had French net operating loss carryforwards of approximately $0.5 million which have no expiration date. The Company also had federal and state research credit carryforwards of $0.15 million and $5.2 million, respectively. Federal research credits will start expiring in fiscal 2020. The state research credit has no expiration.

The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Based on its most recently performed study, the Company has concluded it had an ownership change on July 2, 2014 as defined by Section 382 of the Internal Revenue Code (IRC), which is limiting the future realization of its net operating loss carryforwards since June 1999. Based on this recent study, the Company believes that the application of Section 382 will result in the forfeiture of $169 million net operating loss carryforward for federal income tax purposes and $48 million of net operating loss carryforward for California income tax purposes.

In addition, based on this recent study, the Company concluded that $3.5 million of the federal and none of California research tax credit carryforwards, respectively, would be subject to forfeiture due to Section 382 ownership changes under IRC Section 383 and/or possible credit amount reduction upon audit, but as noted above this is subject to review by the applicable taxing authority. Please note the research and development tax credit carryforwards above take into account this reduction.

The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2016, there was no liability for unrecognized tax benefits.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

A reconciliation of the beginning and ending unrecognized tax benefit amounts for fiscal year 2016 are as follows (in thousands):

Balance at April 1, 2015	$1,280

Increases related to current year tax positions	68

Balance at March 31, 2016	$1,348

The Company’s Federal, state, and foreign tax returns are subject to examination by the tax authorities from inception due to net operating losses and tax carryforwards unutilized from such years.

17.  401(k) Benefit Plan

The Company offers a tax-deferred savings plan, the Selectica 401(k) Plan (“the 401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Starting in fiscal 2012, the 401(k) Plan requires the Company to match the first 1% of all employee contributions. For the fiscal years ended March 31, 2016 and 2015, the Company contributed $0.4 million and $0.3 million, respectively, to the 401(k) Plan. Administrative expenses relating to the 401(k) Plan are insignificant.

18.  Segment Information

The Company operates as one business segment and therefore segment information is not presented.

19. Related Party

Determine SAS and b-pack Services rent their offices from SCI Donapierre, the company controlled by two of the Company’s shareholders. For year ended March 31, 2016, Determine SAS made rental payments of approximately $73,000 to SCI Donapierre.

20. Subsequent Events

Entry into a Material Definitive Agreement

On April 7, 2016, the Company entered into a Lease Agreement with Atapco Carmel, Inc. for approximately 8,795 square feet of office space in a building located at 615 West Carmel Drive, Suite 100 in Carmel, Indiana. The term of the Lease runs for approximately 51 months and provides for monthly rent payments of $11,726.67 per month for the first year of the term of the Lease (with three of the months of the first year term provided rent free), subject to annual adjustment thereafter.

Amendment of Business Financing Agreement

On April 20, 2016, Determine, Inc. and its wholly owned subsidiary, Determine Sourcing, Inc., entered into Amendment Number Seven to Amended and Restated Business Financing Agreement with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association. The Amendment extended the maturity date of the underlying credit facility to April 20, 2018.

Amendment of Limited Guaranties

   In order to satisfy certain conditions for Western Alliance Bank to enter into the Amendment, on April 22, 2016, Lloyd I. Miller, III, the Company’s largest stockholder, and his affiliates MILFAM II, L.P. and Alliance Semiconductor Corporation, a Delaware corporation, each entered into an Amended and Restated Limited Guaranty with Western Alliance. The Amended Guaranties extend the term of the limited guaranties entered into by Mr. Miller and MILFAM with Western Alliance on March 11, 2015, and the limited guaranty entered into by ALSC with Western Alliance on February 3, 2016 to April 20, 2018.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Amendment to Guaranty Fee Agreements

   On April 22, 2016, the Company and the Guarantors entered into a Second Amendment to 2015 Guaranty Fee Agreement and Amendment to 2016 Guaranty Fee Agreement, which (i) further amended the Guaranty Fee Agreement, dated March 11, 2015, entered into by the Company, Mr. Miller and MILFAM and (ii) amended the Guaranty Fee Agreement, dated February 3, 2016, entered into by the Company and ALSC. Pursuant to the Fee Amendment, the term of the 2015 Fee Agreement and the 2016 Fee Agreement is extended to April 20, 2018. As a condition for extending the term of the Amended Guaranties as described above, the Company agreed to pay an additional cash fee of $76,000 to Mr. Miller and MILFAM, payable by the Company within five business days following the termination or expiration of the Amended Guaranties, and also agreed to pay certain fees and expenses of the Guarantors related to the Amended Guaranties.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the year ended March 31, 2016.  Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2016, our management concluded that our internal control over financial reporting was effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is included under the captions “Directors, Executive Officers and Corporate Governance” in the fiscal year 2016 Proxy Statement and incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is included under the captions “Executive Compensation and Related Information” in the fiscal year 2016 Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the fiscal year 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the fiscal year 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is included under the caption “Independent Public Accountants” in the fiscal year 2016 Proxy Statement and is incorporated herein by reference.

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

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2016 and 2015, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts (in $000’s):

Fiscal year ended March 31, 2016	$205	$504	$(302)	$—	$407
Fiscal year ended March 31, 2015	$247	$(42)	$—	$—	$205

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the day of July 1, 2016.

DETERMINE, INC. Registrant
/s/ PATRICK STAKENAS
Patrick Stakenas President and Chief Executive Officer

/s/ JOHN NOLAN
John Nolan Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Patrick Stakenas and John Nolan and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK STAKENAS	President, Chief Executive Officer	July 1, 2016
Patrick Stakenas	(Principal Executive Officer) and Director

/s/ JOHN NOLAN	Chief Financial Officer (Principal Financial Officer	July 1, 2016
John Nolan	and Principal Accounting Officer) and Secretary

/s/ ALAN HOWE	Director	July 1, 2016
Alan Howe

/s/ LLOYD SEMS	Director	July 1, 2016
Lloyd Sems

/s/ MICHAEL CASEY	Director	July 1, 2016
Michael Casey

/s/ J. MICHAEL GULLARD	Director	July 1, 2016
J. Michael Gullard

/s/ MICHAEL BRODSKY	Director	July 1, 2016
Michael Brodsky

Exhibit No.	Description
2.1(19)	Agreement and Plan of Merger, dated as of March 30, 2015.

3.1(34)	Certificate of Incorporation (effective October 15 2015).

3.2(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(33)	Amended and Restated Bylaws (effective October 15, 2015).

3.4(4)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(4)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.4(5)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

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

10.1(1)	Form of Indemnification Agreement.

10.2(1)†	1996 Stock Plan.

10.3(3)†	1999 Equity Incentive Plan Stock Option Agreement.

10.4(3)†	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.5(3)†	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.6(8)	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.7(8)	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.8(8)	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.9(8)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.10(32)	Severance Agreement by and between the Registrant and John Nolan, dated as of October 7, 2015.

10.11(32)	Employment Letter Agreement by and between the Registrant and John Nolan, dated as of October 7, 2015.

10.12(10)†	1999 Equity Incentive Plan, as amended May 2010.

10.13(13)	Office Lease by and between 2121 El Camino Investors, LLC and the Registrant, executed July 28, 2011, and effective as of July 8, 2011.

10.14(14)	Comprehensive Settlement Agreement by and between the Registrant and Versata Software, Inc., dated September 20, 2011.

10.15(28)

Amended and Restated Business Financing Agreement, dated as of July 25, 2014, as amended by Amendment Number One to Amended and Restated Business Financing Agreement, dated as of December 31, 2014, as further amended by Amendment Number Two to Amended and Restated Business Financing Agreement, dated as of March 11, 2015.

10.16(15)	1999 Employee Stock Purchase Plan, as amended and restated effective November 7, 2012.

10.17(31)†	2015 Equity Incentive Plan.

10.18(31)†	2015 Equity Incentive Plan Stock Option Agreement.

10.19(31)†	2015 Equity Incentive Plan Restricted Stock Units Agreement.

10.20(31)†	2015 Equity Incentive Plan Restricted Stock Agreement.

10.21(16)	Registration Rights Agreement, dated as of May 31, 2013.

10.22(16)	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.23(17)	Form of Series B Warrant to Purchase Common Stock, dated as of September 12, 2013, as modified.

10.24(18)	Amendment to the Series A Warrants dated as of September 4, 2013.

10.25(19)	Employment Offer Letter dated August 6, 2013 by and between the Registrant and Michael Brodsky.

10.26(20)	Amendment to Offer Letter, dated December 4, 2013, by and between the Registrant and Michael Brodsky.

10.27(25)	Amendment to Offer Letter, dated September 1, 2014, by and between the Registrant and Michael Brodsky.

10.28(21)	Form of Registration Rights Agreement, dated as of January 24, 2014.

10.29(21)	Form of Warrant to Purchase Common Stock, dated as of January 24, 2014.

10.30(22)	First Amendment to Lease, effective as of May 15, 2014, by and between the Registrant and SKBGS I, L.L.C.

10.31(23)	Agreement and Plan of Merger, dated as of June 2, 2014.

10.32(23)	Purchase Agreement, dated as of June 5, 2014.

10.33(23)	Registration Rights Agreement, dated as of June 5, 2014.

10.34(23)	Form of Warrant to Purchase Common Stock.

10.35(23)	Forms of Voting Agreement.

10.36(24)	Registration Rights Agreement, dated as of July 2, 2014.

10.37(27)	Purchase Agreement, dated as of February 6, 2015.

10.38(27)	Subscription Agreement, dated as of February 6, 2015.

10.39(27)	Registration Rights Agreement, dated as of February 6, 2015.

10.40(27)	Form of Warrant to Purchase Common Stock, dated as of February 6, 2015, issued to Outside Investors.

10.41(27)	Form of Warrant to Purchase Common Stock, dated as of May 5, 2015, issued to Management and Director Investors.

10.42(27)	Voting Agreements, dated as of February 6, 2015.

10.43(28)	Limited Guaranty, dated March 11, 2015 (Lloyd I. Miller, III).

10.44(28)	Limited Guaranty, dated March 11, 2015 (MILFAM II L.P.).

10.45(28)	Guaranty Fee Agreement, dated March 11, 2015.

10.46(28)	Junior Secured Convertible Note Purchase Agreement, dated March 11, 2015.

10.47(28)	Form of Junior Secured Convertible Promissory Note, dated March 11, 2015.

10.48(28)	Security Agreement, dated March 11, 2015.

10.49(28)	Subordination Agreement, dated March 11, 2015.

10.50(28)	Amendment to Voting Agreements, dated March 11, 2015.

10.51(30)	Offer Letter of Employment, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas.

10.52(30)	Severance Agreement, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas.

10.53(34)	Amendment Number Four to Amended and Restated Business Financing Agreement, dated as of November 13, 2015.

10.54(35)	Junior Secured Convertible Note Purchase Agreement, dated December 16, 2015.

10.55(35)	Form of Junior Secured Convertible Promissory Note.

10.56(35)	Amended and Restated Security Agreement, dated December 16, 2015.

10.57(35)	Amended and Restated Subordination Agreement, dated December 16, 2015.

10.58(36)	Amendment Number Five to Amended and Restated Business Financing Agreement, dated as of February 3, 2016.

10.59(36)	Limited Guaranty, dated February 3, 2016.

10.60(36)	Guaranty Fee Agreement, dated February 3, 2016.

10.61(36)	Amendment to Guaranty Fee Agreement, dated February 3, 2016.

10.62(37)	Amendment Number Six, dated March 18, 2016, to Amended and Restated Business Financing Agreement.

10.63***	Lease Agreement, dated April 7, 2016, between the Registrant and Atapco Carmel, Inc.

10.64(38)	Amendment Number Seven, dated April 20, 2016, to Amended and Restated Business Financing Agreement.

10.65(38)	Amended and Restated Limited Guaranty, dated April 22, 2016, between Western Alliance Bank and Lloyd I. Miller, III.

10.66(38)	Amended and Restated Limited Guaranty, dated April 22, 2016, between Western Alliance Bank and MILFAM II, L.P.

10.67(38)	Amended and Restated Limited Guaranty, dated April 22, 2016, between Western Alliance Bank and Alliance Semiconductor Corporation.

10.68(38)	Second Amendment to 2015 Guaranty Fee Agreement and Amendment to 2016 Guaranty Fee Agreement, dated April 22, 2016, with Lloyd I. Miller, III, MILFAM II, L.P., and Alliance Semiconductor Corporation.

21.1***	Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(6)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 8-K filed on January 5, 2009.
(5)	Previously filed in the Company’s report on Form 8-K filed on January 28, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on April 7, 2009.
(7)	Previously filed in the Company’s report on Form 8-K filed on April 29, 2009.
(8)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(9)	Previously filed in the Company’s report on Form 8-K filed on October 28, 2011.
(10)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(11)	Previously filed on the Company’s report on Form 10-Q filed on February 14, 2011.
(12)	Previously filed in the Company’s report on Form 8-K filed on December 29, 2011.
(13)	Previously filed in the Company’s report on Form 8-K filed on August 8, 2011.
(14)	Previously filed in the Company’s report on Form 8-K filed on September 21, 2011.
(15)	Previously filed in the Company’s proxy statement filed on October 9, 2012.
(16)	Previously filed in the Company’s report on Form 8-K/A filed on June 4, 2013.
(17)	Previously filed in the Company’s report on Form 8-K filed on September 12, 2013.
(18)	Previously filed in the Company’s report on Form 8-K filed on September 4, 2013.
(19)	Previously filed in the Company’s report on Form 10-Q filed on August 14, 2013.
(20)	Previously filed in the Company’s report on Form 8-K filed on December 10, 2013.
(21)	Previously filed in the Company’s report on Form 8-K filed on January 27, 2014.
(22)	Previously filed in the Company’s report on Form 8-K filed on May 20, 2014.
(23)	Previously filed in the Company’s report on Form 8-K /A filed on June 11, 2014.
(24)	Previously filed in the Company’s report on Form 8-K filed on July 3, 2014.
(25)	Previously filed in the Company’s report on Form 8-K filed on September 3, 2014.
(26)	Previously filed in the Company’s report on Form 8-K filed on December 29, 2014.
(27)	Previously filed in the Company’s report on Form 8-K filed on February 9, 2015.
(28)	Previously filed in the Company’s report on Form 8-K filed on March 16, 2015.
(29)	Previously filed in the Company’s report on Form 8-K filed on March 30, 2015.
(30)	Previously filed in the Company’s report on Form 8-K filed on June [8], 2015.
(31)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2015.
(32)	Previously filed in the Company’s report on Form 8-K filed on October 9, 2015.
(33)	Previously filed in the Company’s report on Form 8-K filed on October 19, 2015.
(34)	Previously filed in the Company’s report on Form 10-Q filed on November 16, 2015.
(35)	Previously filed in the Company’s report on Form 8-K filed on December 17, 2015.
(36)	Previously filed in the Company’s report on Form 8-K filed on February 8, 2016.
(37)	Previously filed in the Company’s report on Form 8-K filed on March 23, 2016.
(38)	Previously filed in the Company’s report on Form 8-K filed on April 26, 2016.

†	Represents a management agreement or compensatory plan.

**

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Determine, Inc. specifically incorporates it by reference.

***	Filed herewith.