Form 10-Q
period 2016-06-30
DETERMINE, INC.
filed 2016-08-15
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 2, 2016, was 11,409,156.

FORM 10-Q

DETERMINE, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Determine”, “we”, “our”, “ours”, “us”, and the “Company” refer to Determine, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$9,651	$9,418
Accounts receivable, net of allowance for doubtful accounts of $439 and $407 as of June 30, 2016 and March 31, 2016, respectively	6,185	7,031
Restricted cash	34	34
Prepaid expenses and other current assets	1,488	1,551
Total current assets	17,358	18,034

Property and equipment, net	130	136
Capitalized software development costs, net	1,827	1,699
Goodwill	14,490	14,490
Other intangibles, net	7,479	8,011
Other assets	2,022	1,843
Total assets	$43,306	$44,213

LIABILITIES AND EQUITY
Current liabilities
Credit facility	$10,861	$9,000
Accounts payable	1,286	1,973
Accrued payroll and related liabilities	1,858	1,655
Other accrued liabilities	2,336	2,396
Deferred revenue	10,097	10,299
Income tax payable	24	14
COFACE loan	349	407
Accrued restructuring	-	403
Total current liabilities	26,811	26,147

Long-term deferred revenue	57	67
Convertible note, net of debt discount	5,425	5,420
Other long-term liabilities	1,578	1,382
Deferred tax liability, non-current	210	290
Total liabilities	34,081	33,306

Commitments and contingencies (Notes 11 and 12):

Controlling stockholders' equity:
Common stock, $0.0001 par value: Authorized: 15,000 shares at June 30, 2016 and March 31, 2016, respectively; Issued: 11,466 and 11,387 shares at June 30, 2016 and March 31, 2016, respectively; Outstanding: 11,370 and 11,291 shares at June 30, 2016 and March 31, 2016, respectively	5	5
Additional paid-in capital	314,360	313,674
Treasury stock at cost - 96 shares at June 30, 2016 and March 31, 2016	(472)	(472)
Accumulated deficit	(304,639)	(302,297)
Accumulated other comprehensive loss	(142)	(116)
Total Determine, Inc. stockholders' equity	9,112	10,794
Non-controlling interest	113	113
Total equity	9,225	10,907
Total liabilities and equity	$43,306	$44,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data )

(Unaudited)

	Three Months Ended

	June 30, 2016	June 30, 2015

Revenues:
Recurring revenues	$5,068	$5,095
Non-recurring revenues	1,424	1,120
Total revenues	6,492	6,215

Cost of revenues:
Cost of recurring revenues	1,606	1,430
Cost of non-recurring revenues	1,501	1,477
Total cost of revenues	3,107	2,907

Gross profit:
Recurring gross profit	3,462	3,665
Non-recurring loss	(77)	(357)
Total gross profit	3,385	3,308

Operating expenses:
Research and development	947	588
Sales and marketing	2,803	3,442
General and administrative	1,756	1,835
Acquisition related costs	-	237
Total operating expenses	5,506	6,102

Loss from operations	(2,121)	(2,794)

Other expense, net	(291)	(148)
Net loss before income tax	(2,412)	(2,942)

Benefit from income taxes	70	-
Net loss attributable to Determine, Inc.	(2,342)	(2,942)

Redeemable preferred stock accretion	-	1,000
Net loss attributable to common stockholders	$(2,342)	$(3,942)

Basic and diluted net loss per share (Note 9)	$(0.21)	$(0.32)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	11,413	9,182

Statements of comprehensive loss:
Net loss	$(2,342)	$(3,942)
Foreign currency translation adjustments, net	(26)	-
Comprehensive loss attributable to Determine, Inc.	$(2,368)	$(3,942)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015

Operating activities
Net loss	$(2,342)	$(2,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772	517
Loss on disposition of property and equipment	-	17
Stock-based compensation expense	528	578
Deferred tax liability	(80)	-
Changes in assets and liabilities:
Accounts receivable, net	840	341
Prepaid expenses and other current assets	63	87
Other assets	(104)	27
Accounts payable	(687)	58
Accrued restructuring costs	(403)	-
Accrued payroll and related liabilities	203	103
Other accrued liabilities and other long-term liabilities	(22)	(171)
Deferred revenue	(212)	(187)
Net cash used in operating activities	(1,444)	(1,572)

Investing activities
Purchase of property and equipment	(22)	-
Capitalized software	(329)	(355)
Net cash used in investing activities	(351)	(355)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	-	310
Employee taxes paid in exchange for restricted stock awards forefeited	68	227
Issuance of common stock under employee stock plan	4	-
Issuance of common stock for legal settlement	35	-
Credit facility borrowing	3,000	-
Credit facility payment	(1,139)	(590)
Repayment of a loan	(58)	-
Conversion of preferred stock to common stock	-	(17)
Issuance of debt, net of costs	144	81
Net cash provided by financing activities	2,054	11

Effect of exchange rate changes on cash	(26)	-

Net increase (decrease) in cash and cash equivalents	233	(1,916)
Cash and cash equivalents at beginning of the period	9,418	13,178
Cash and cash equivalents at end of the period	$9,651	$11,262

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$137
Cash paid for taxes	$35	$18
Beneficial conversion feature for convertible redeemable preferred stock	$-	$(250)
Accretion of preferred series stock to redemption value	$-	$1,000
Stock issued in connection with interest on convertible note	$139	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended June 30, 2016 and 2015 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2016, and the results of operations and cash flows for the three months ended June 30, 2016 and 2015, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2016 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

On October 15, 2015, the Company amended its Certificate of Incorporation and amended and restated its Bylaws to change its name from Selectica, Inc. to Determine, Inc., which became effective immediately. The Company’s common stock began trading under the ticker symbol “DTRM” on October 19, 2015.

2.   Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2016.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. It also includes non-controlling interest, which is the portion of equity in a subsidiary not attributable to a parent. The non-controlling interest of the Company and its subsidiaries are not considered to be permanent equity. Non-controlling interest’s share of subsidiary earnings is reflected as net loss attributable to non-controlling interest in the condensed consolidated statements of operations and comprehensive loss. Additionally, certain prior period amounts have been reclassified to conform to the current year presentation on the condensed consolidated financial statements. The reclassification of the prior period amounts were not material to the previously reported condensed consolidated financial statements.

Liquidity

The Company has incurred significant historical losses and negative cash flows from operations and has an accumulated deficit of $305 million at June 30, 2016. Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. Management intends to raise additional funds through equity and/or debt offerings until the Company has positive operating cash flows. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain future financing, the Company may have to curtail operations by delaying development programs or relinquishing employees, which may have a material adverse effect on the Company's financial position and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including, but not limited to, those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, best estimate of selling price, income taxes and contingent liabilities. Actual results could differ from those estimates.

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

Multiple-Deliverable Arrangements. The Company enters into arrangements with multiple-deliverables that generally include subscription, support and professional services. If a deliverable has standalone value, and delivery is probable and within the Company’s control, the Company accounts for the deliverable as a separate unit of accounting. Subscriptions to use its software solutions have standalone value as such services are often sold separately, primarily through renewals. Professional services have standalone value as the services have value to the customer on a standalone basis and are available from other vendors.

Upon separating the multiple-deliverables into separate units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on the vendor-specific objective evidence of the selling price (“VSOE”), if available, or its best estimate of the selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

For professional services and subscription services, the Company has not established VSOE due to lack of pricing consistency and other factors. Accordingly, the Company uses its BESP to determine the relative selling price.

The Company determined BESP by considering its price list, as well as overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, contract prices per user, the size and volume of the Company’s transactions, the customer demographic and its market strategy.

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues. Recurring revenues are recognized ratably over the stated contractual period.

Non-recurring revenues.  Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements and training. For professional services arrangements billed on a time-and-materials basis, services are recognized as revenue as they are rendered. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting and estimates the proportional performance utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues.

Reimbursements, including those related to travel and out-of-pocket expenses are included in non-recurring revenues, and an equivalent amount of reimbursable expenses are included in non-recurring cost of revenues.

Customer Concentrations

Historically, a limited number of customers have accounted for a substantial portion of the Company’s revenues. However, during the three months ended June 30, 2016, no customer accounted for 10% or more of the Company’s revenues or net accounts receivable. As of June 30, 2015, no customers accounted for 10% or more of revenues, while Customer E accounted for 10% of net accounts receivable.

Geographic Information

International revenues are attributable to countries based on the location of the customer. For the three months ended June 30, 2016 and 2015, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Singapore, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, India and New Zealand.

	Three Months Ended
	June 30, 2016	June 30, 2015
International revenues	29%	27%
Domestic revenues	71%	73%
Total revenues	100%	100%

As of June 30, 2016 and March 31, 2016, the Company held long-lived assets outside of the United States with a net book value of approximately $9,000 and $13,000, respectively. These assets were located in Odessa, Ukraine.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718). The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these types of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for the Company beginning on April 1, 2017 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles−Goodwill and Other−Internal-use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Subtopic 810) Amendments to the Consolidation Analysis to improve consolidation guidance for legal entities and affect the consolidation evaluation for reporting organizations. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or with a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

3.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2016	$14,490
Goodwill acquired	-
Balance at June 30, 2016	$14,490

The following is a summary of other intangible assets, net (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$5,034	$1,619	$3,415
Customer relationships	5,853	1,789	4,064
	$11,007	$3,528	$7,479

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$5,034	$1,367	$3,667
Customer relationships	5,853	1,509	4,344
	$11,007	$2,996	$8,011

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.32 years and 3.70 years, respectively, as of June 30, 2016. Amortization expense was $0.6 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30,	March 31,
	2016	2016
	(in thousands)
Computers and software	$360	$360
Furniture and equipment	282	282
Leasehold improvements	58	36
	700	678
Less: accumulated depreciation	(570)	(542)

Total property and equipment, net	$130	$136

Depreciation expense was approximately $0.03 million and $0.05 million during the three months ended June 30, 2016 and 2015, respectively.

5.  Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.3 million and $0.4 million of research and development costs during the three months ended June 30, 2016 and 2015, respectively.

Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and is included in the product cost of revenue.  The unamortized balance of capitalized software was $1.8 million and $1.7 million as of June 30, 2016 and March 31, 2016, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the three months ended June 30, 2016 or 2015.

6.    Convertible Preferred Stock

In February 2015, pursuant to the terms of a Purchase Agreement between the Company and certain institutional funds and other accredited investors, the Company sold and issued 118,829 shares of Series F Convertible Preferred Stock (the “Series F Stock”), as described in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

On May 5, 2015, following approval by the Company’s stockholders, each whole share of Series F Stock converted automatically into ten shares of common stock. The Company recognized accretion related to the Series F Stock through the conversion date during the three months ended June 30, 2015.

7.  COFACE Loan

In December 2009, the Company signed a stated guaranteed insurance contract with the insurance company COFACE in order to protect the Company against the financial risks of its commercial development in the United States. As part of the contract, COFACE financed part of the expenses in the United States, with the amounts to be amortized in subsequent years. As of June 30, 2016 and March 31, 2016, the amount still to be repaid was of $349,000 and $407,000, respectively.

8.  Equity

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan (“ESPP”) designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Valuation Assumptions

The Company did not grant stock options or restricted units during the three months ended June 30, 2016. During the three months ended June 30, 2015, the Company granted approximately 274,000 stock options and 86,000 restricted stock units. The Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

Three Months Ended June 30, 2015
Risk-free interest rate	1.90%
Dividend yield	0%
Expected volatility	50.49%
Expected term in years	6.08
Weighted average fair value at grant date	$3.05

The following tables summarize activity under the equity incentive plans for the three months ended June 30, 2016:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at April 1, 2016	2,761	$4.02	244	$5.45
Exercised/Released	-	$-	(44)	$6.04
Cancelled	(13)	$6.11	(3)	$6.69
Outstanding at June 30, 2016	2,748	$4.02	197	$5.31

Vested and expected to vest	2,443	$4.12

Shares Available for Grant
(in thousands)
Balance at April 1, 2016	80
Options:
Shares added to the plan	11
Cancelled	13
Restricted Stock Units:
Granted	-
Cancelled	3
Balance at June 30, 2016	107

The weighted average remaining contractual term for exercisable options is 7.58 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2016 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2016 was $1.52 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at June 30, 2016 and 2015 was $0 and $1,128, respectively. The aggregate intrinsic value of restricted stock units outstanding at June 30, 2016 and 2015 was $0.3 million and $1.8 million, respectively.

The options outstanding and exercisable at June 30, 2016 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
$1.64	—	$1.64	695	9.65	-	$-
$1.98	—	$3.24	354	9.05	44	$3.24
$3.34	—	$3.99	165	9.30	21	$3.97
$4.32	—	$4.32	685	9.08	-	$-
$5.18	—	$6.14	369	8.23	185	$5.83
$6.30	—	$6.30	23	7.37	15	$6.30
$6.61	—	$6.61	395	7.87	192	$6.61
$6.83	—	$11.40	60	6.77	60	$7.24
$18.90	—	$18.90	1	1.37	1	$18.9
$25.20	—	$25.20	1	0.03	1	$25.20
$1.64	—	$25.20	2,748	8.88	518	$6.03

      The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended

	June 30, 2016	June 30, 2015

Cost of revenues	$59	$63
Research and development	53	43
Sales and marketing	163	268
General and administrative	253	204
Impact on net loss	$528	$578

 Upon the departure of our CEO in June 2015, previously recognized stock-based compensation expense in the amount of $7,326 was reversed due to the forfeiture of stock option grants. As of June 30, 2016, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $3.6 million and $1.0 million, respectively, and will be recognized over an estimated weighted average amortization period of 3.08 years for stock options and 1.96 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2016 and 2015 was $29,000 and $15,000, respectively. During the three months ended June 30, 2016 and 2015, there were no shares issued under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)

Options	-	20
Unvested restricted stock units	19	41
Warrants	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	2,281	2,323

10.  Restructuring

The following is a summary of restructuring accrual (in thousands):

Balance at March 31, 2016	403
Payment of costs	(403)
Balance at June 30, 2016	$-

Restructuring expenses consisted of employee severance costs and other contract termination costs incurred to improve the Company’s cost structure prospectively. As part of the process of consolidating companies and moving forward with its unified platform strategy, the Company evaluated its operations for duplication of efforts and work not in full alignment with its strategy which resulted in the elimination of eleven positions.  These positions were primarily executives and included a direct report to the CEO.  The Company incurred these expenses in the fiscal year ended March 31, 2016, and all payments were made during the three months ended June 30, 2015.

11.  Operating Lease Commitments

In connection with the acquisition of Iasta, we assumed a lease for an office in Carmel, Indiana, which expired May 31, 2016. On April 7, 2016, the Company entered into a Lease Agreement with Atapco Carmel, Inc. for approximately 8,795 square feet of office space in a building located at 615 West Carmel Drive, Suite 100 in Carmel, Indiana. The term of the lease runs for approximately 51 months and provides for monthly rent payments of $11,727 per month for the first year of the term of the lease (with three of the months of the first year term provided rent free), subject to annual adjustment thereafter.

Subsequent to June 30, 2016, the Company terminated its San Mateo, California lease, as discussed in Note 16 “Subsequent Events.”

Rental expenses for office space were approximately $0.2 million for both the three months ended June 30, 2016 and 2015.

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

In March 2015, a minority shareholder of b-pack Services SA, a French subsidiary of Determine SAS, which was acquired when the Company acquired b-pack SAS, initiated litigation in the Nanterre Commercial Court against b-pack SAS and its founders claiming indemnification rights for his contribution to the business of b-pack Services SA and seeking monetary damages and other relief. The Nanterre Commercial Court declined jurisdiction and sent the matter to the Tribunal de Grande Instance of Nanterre, where it is currently pending. In July 2015, the same minority shareholder also initiated litigation in the Paris Commercial Court against Determine SAS to contest the merger between b-pack SAS and Selectica France SAS, which is also pending, and seeking monetary damages and other relief.  The Company believes that the lawsuits are without merit and intends to defend against them vigorously. The Company did not record any provision as of June 30, 2016.

In November 2015, the Company settled outstanding litigation based upon claims the Company alleged against some of its former employees and a competitor relating to the Company’s intellectual property. In April 2016, such competitor paid the Company the remaining settlement amount of $0.6 million which is reflected in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2016.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of at least 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of June 30, 2016 and 2015. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of June 30, 2016 and 2015.

13. Credit Facility and Convertible Notes

The Company maintains financing facilities and convertible note purchase agreements. For a description of the Company’s debt financing, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

On April 20, 2016, the Company and its wholly owned subsidiary, Determine Sourcing, Inc., entered into Amendment Number Seven to the Amended and Restated Business Financing Agreement with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association. The Amendment extended the maturity date of the underlying credit facility to April 20, 2018.

   In order to satisfy certain conditions for Western Alliance Bank to enter into the Amendment, on April 22, 2016, Lloyd I. Miller, III, the Company’s largest stockholder, and his affiliates MILFAM II, L.P. and Alliance Semiconductor Corporation, a Delaware corporation, each entered into an Amended and Restated Limited Guaranty with Western Alliance. The Amended Guaranties extended the term of the limited guaranties entered into by Mr. Miller and MILFAM with Western Alliance on March 11, 2015, and the limited guaranty entered into by ALSC with Western Alliance on February 3, 2016, to April 20, 2018.

On April 22, 2016, the Company and the Guarantors entered into a Second Amendment to 2015 Guaranty Fee Agreement and Amendment to 2016 Guaranty Fee Agreement (the “Fee Amendment”), which (i) further amended the Guaranty Fee Agreement, dated March 11, 2015, entered into by the Company, Mr. Miller and MILFAM and (ii) amended the Guaranty Fee Agreement, dated February 3, 2016, entered into by the Company and ALSC. Pursuant to the Fee Amendment, the term of the 2015 Fee Agreement and the 2016 Fee Agreement were extended to April 20, 2018. As a condition for extending the term of the Amended Guaranties as described above, the Company agreed to pay an additional cash fee of $76,000 to Mr. Miller and MILFAM, payable by the Company within five business days following the termination or expiration of the Amended Guaranties, and also agreed to pay certain fees and expenses of the Guarantors related to the Amended Guaranties.

As of June 30, 2016 and March 31, 2016, the Company owed $10.9 million and $9.0 million, respectively, under the Credit Facility, and $1.1 million and $3.0 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. As of June 30, 2016, the Company met all the requirements and was in compliance.

14.  Income Taxes

The provision for income taxes is based upon loss before income taxes as follows (in thousands):

Three Months Ended June 30, 2016
Domestic pre-tax loss	$(1,834)
Foreign pre-tax loss	(578)
$(2,412)

The components of the provision for income taxes (benefit) are as follows (in thousands):

Three Months Ended June 30, 2016
US	$3
Foreign	(73)
Total provision for income taxes	$(70)

The Company accounts for its income taxes in accordance with ASC 740, Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold, measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Under ASC 740, the Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company policy is to record interest and penalties related to unrecognized tax benefits in income tax expense.

At June 30, 2016 there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at June 30, 2016, the Company had approximately $1.4 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal year ended from 1998 to 2015 due to net operating losses and tax carryforwards unutilized from such years.

15.  Related Party Transactions

Determine SAS and b-pack Services rent their offices from SCI Donapierre, the company controlled by two of the Company’s shareholders. During the three months ended June 30, 2016, Determine SAS made rental payments of approximately $21,000 to SCI Donapierre.

16. Subsequent Events

In connection with the relocation of its headquarters to Carmel, Indiana, on July 22, 2016, the Company entered into a Second Amendment to Lease with 2121 SEC TT, LLC (formerly SKBGS I, L.L.C.) to terminate its lease obligation at the San Mateo, California location as of July 31, 2016. The Company paid a one-time early termination fee equal to three months’ rent which was partially offset by the security deposit refund due.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K”). They include the following: the level of demand for Determine’s products and services; the intensity of competition; Determine’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure;and the impact of current economic conditions on our customers and our business. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements

Overview

We provide cloud-based software solutions that help enable growing companies transform their operational data and processes into unique insights to make informed decisions that drive value and mitigate risk.

The Determine platform is an open technology infrastructure based on smart process application models. The goal of our platform is to establish awareness of relevant data, manage business documents, embed analytical tools, create a means for collaboration and provide advanced process management tools for fully integrating business processes through an open application program interface (“API”) infrastructure. Built on a unified and highly scalable platform, we deliver deep and innovative capabilities in strategic sourcing, supplier management, enterprise contract lifecycle management, e-procurement, invoicing and other business operation areas.

In addition to our source to pay and enterprise contract lifecycle management solutions suite, we also provide a powerful, patented configuration engine solution, which Global 1000 companies use to increase revenue by facilitating the right combination of products, services and price.

During the three months ended June 30, 2016, our total revenues increased by 4%, or $0.3 million, to $6.5 million compared with total revenues of $6.2 million for the three months ended June 30, 2015. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, remained flat at $5.1 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. As a percent of total revenues, recurring revenues comprised 78% of total revenues, compared to 82% during the three months ended June 30, 2015. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $1.4 million, or 22% of total revenues, representing an increase of $0.3 million, or 27%, over the three months ended June 30, 2015. The increase in total revenues year over year resulted primarily from the new customers from our acquisition of b-pack SAS, offset by a decrease in maintenance revenues.

During the three months ended June 30, 2016, our net loss from operations decreased $0.7 million, or 24%, to $2.1 million, compared to $2.8 million during the three months ended June 30, 2015. The decrease in net loss relates primarily due to a decrease in our headcount during the three months ended June 30, 2016, as well as a gain resulting from the settlement of outstanding litigation matters during the fiscal 2017 period. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Results of Operations:

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands, except percentages)
Recurring revenues	$5,068	$5,095
Percentage of total revenues	78%	82%
Non-recurring revenues	1,424	1,120
Percentage of total revenues	22%	18%
Total revenues	$6,492	$6,215

Recurring revenues.  Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues. Our recurring revenues during the three months ended June 30, 2016 remained flat compared to the three months ended June 30, 2015. Subscription revenue growth continued to drive the overall growth in recurring revenues. Subscription revenues grew to $4.1 million during the three months ended June 30, 2016, compared to $3.6 million for the three months ended June 30, 2015, representing a 13% increase. This increase was mainly due to the acquisition of b-pack and new customers we entered into contract with during the three months ended June 30, 2016. Maintenance revenues were $0.9 million during the three months ended June 30, 2016, compared to $1.5 million during the three months ended June 30, 2015, representing a 37% decrease quarter over quarter. Recurring revenues continue to account for over 75% of our total revenues, and we expect this trend to continue going forward.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues increased by $0.3 million, or 27%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This increase was primarily due to the acquisition of b-pack.

We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers. We expect recurring revenues to increase in absolute dollars and as a percentage of total revenues as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals, and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers. Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to taper.

Sales to foreign customers accounted for 29% and 27% of total revenues during the three months ended June 30, 2016 and 2015, respectively, of which the majority is denominated in US dollars. We do not anticipate that any exposure to foreign currency fluctuations will be significant in the foreseeable future.

 Cost of revenues

	Three Months Ended
	June 30, 2016	June 30, 2015
Cost of recurring revenues	$1,606	$1,430
Percentage of total cost of revenue	52%	49%
Cost of non-recurring revenues	1,501	1,477
Percentage of total cost of revenue	48%	51%
Total cost of revenues	$3,107	$2,907

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the three months ended June 30, 2016, cost of recurring revenues increased $0.2 million, or 12%, compared to the three months ended June 30, 2015, primarily due to the acquisition of b-pack.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the three months ended June 30, 2016, these costs remained flat compared to the three months ended June 30, 2015 due to continuous efforts from management to reduce costs.

We expect cost of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2017.

Gross Profit and Margin

	Three Months Ended
	June 30, 2016	June 30, 2015
Gross margin, recurring revenues	68%	72%
Gross margin, non-recurring revenues	(5%)	(32%)
Gross margin, total revenues	52%	53%

Gross profit increased $0.1 million, or 2%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015 primarily due to higher gross margins from our non-recurring revenues resulting from a decrease in cost of revenue in professional services throughout fiscal year 2016 and into 2017, offset by lower gross margins from our recurring revenues. Gross margins represent gross profit as a percentage of revenue and were affected by the factors discussed above under “Revenues” and “Costs of Revenues.”

We expect that our overall gross margins will continue to fluctuate primarily due to the timing of revenue recognition. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants and the overall utilization rates of our professional services organization.

Operating Expenses

Research and Development Expenses

	Three Months Ended
	June 30, 2016	June 30, 2015
Total research and development	$947	$588
Percentage of total revenues	15%	9%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  The increase of $0.4 million, or 64%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was due primarily to the acquisition of b-pack in July 2015.

We expect research and development expenditures to remain relatively flat during the remainder of fiscal 2017.

Sales and Marketing

	Three Months Ended

	June 30, 2016	June 30, 2015
Sales and marketing	$2,803	$3,442
Percentage of total revenues	43%	55%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three months ended June 30, 2016, sales and marketing expenses decreased $0.6 million, or 19%, due to lower headcount and commissions when compared to the three months ended June 30, 2015.

We expect sales and marketing expenses to decrease during the remainder of fiscal 2017.

General and Administrative

	Three Months Ended
	June 30, 2016	June 30, 2015
General and administrative	$1,756	$1,835
Percentage of total revenues	27%	30%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense decreased $0.1 million, or 4%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This decrease was driven by a gain in the settlement of an outstanding litigation during the three months ended June 30, 2016, offset by increases resulting from the acquisition of b-pack in July 2015.

Acquisition Related Costs

Acquisition related expenses during the three months ended June 30, 2015 consist mainly of legal and accounting related costs resulting from due diligence work performed for the acquisition of b-pack, which occurred in July 2015.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three months ended June 30, 2016, other expense increased $0.1 million due primarily to increased interest expense on our debt financing agreements, resulting from increased borrowings throughout the current period, as well as increased debt issuance costs related to amendments entered into during the current period.

Liquidity and Capital Resources

	Three Months Ended
	June 30,	March 31,
	2016	2016
	(in thousands)
Cash, cash equivalents and short-term investments	$9,651	$9,418
Working capital	$(9,453)	$(8,113)

	Three Months Ended
	June 30,	June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(1.444)	$(1,572)
Net cash used in investing activities	$(351)	$(355)
Net cash provided by financing activities	$2,054	$11

Our primary source of liquidity consisted of approximately $9.7 million in cash and cash equivalents as of June 30, 2016, $5.6 million primarily due to $10.9 million of borrowings under our short-term credit facility, an increase from the $9.0 million received as of March 31, 2016.

Net cash used in operating activities was $1.7 million for the three months ended June 30, 2016, resulting primarily from our year-to-date net loss of $2.3 million, offset by non-cash expense adjustments of $1.0 million, which included stock-based compensation, depreciation and amortization and deferred tax liability.

Net cash used in investing activities for both the three months ended June 30, 2016 and 2015 primarily consisted of capitalized software costs.

The increase in net cash provided by financing activities during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily due to borrowings under our short-term credit facility during the current period.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds and our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues, and our ability to manage costs.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Not applicable.

ITEM 1A: RISK FACTORS

     Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

      Not applicable.

ITEM 5: OTHER INFORMATION

     In connection with the relocation of its headquarters to Carmel, Indiana, on July 22, 2016, the Company entered into a Second Amendment to Lease with 2121 SEC TT, LLC (formerly SKBGS I, L.L.C.) to terminate its lease obligation at the San Mateo, California location as of July 31, 2016. The Company paid a one-time early termination fee equal to three months’ rent which was partially offset by the security deposit refund due.

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

Date: August 15, 2016	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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