Form 10-Q
period 2016-09-30
DETERMINE, INC.
filed 2016-11-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2016, was 11,608,033.

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

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	March 31,
	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$8,026	$9,418
Accounts receivable, net of allowance for doubtful accounts of $256 and $407 as of September 30, 2016 and March 31, 2016, respectively	5,970	7,031
Restricted cash	34	34
Prepaid expenses and other current assets	1,340	1,551
Total current assets	15,370	18,034

Property and equipment, net	111	136
Capitalized software development costs, net	1,946	1,699
Goodwill	14,490	14,490
Other intangibles, net	6,944	8,011
Other assets	1,797	1,843
Total assets	$40,658	$44,213

LIABILITIES AND EQUITY
Current liabilities
Credit facility	$10,861	$9,000
Accounts payable	1,799	1,973
Accrued payroll and related liabilities	1,677	1,655
Other accrued liabilities	2,377	2,396
Deferred revenue	9,300	10,299
Income tax payable	43	14
COFACE loan	294	407
Accrued restructuring	-	403
Total current liabilities	26,351	26,147

Long-term deferred revenue	40	67
Convertible note, net of debt discount	5,432	5,420
Other long-term liabilities	1,579	1,382
Deferred tax liability, non-current	154	290
Total liabilities	33,556	33,306

Commitments and contingencies (Notes 11 and 12):

Controlling stockholders' equity:
Common stock, $0.0001 par value: Authorized: 35,000 shares at September 30, 2016 and March 31, 2016; Issued: 11,696 and 11,387 shares at September 30, 2016 and March 31, 2016, respectively; Outstanding: 11,600 and 11,291 shares at September 30, 2016 and March 31, 2016, respectively	5	5
Additional paid-in capital	315,267	313,674
Treasury stock at cost - 96 shares at September 30, 2016 and March 31, 2016	(472)	(472)
Accumulated deficit	(307,847)	(302,297)
Accumulated other comprehensive income (loss)	24	(116)
Total Determine, Inc. stockholders' equity	6,977	10,794
Non-controlling interest	125	113
Total equity	7,102	10,907
Total liabilities and equity	$40,658	$44,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Recurring revenues	$5,145	$5,413	$10,213	$10,508
Non-recurring revenues	1,439	1,352	2,863	2,472
Total revenues	6,584	6,765	13,076	12,980

Cost of revenues:
Cost of recurring revenues	1,703	1,757	3,308	3,187
Cost of non-recurring revenues	1,743	1,503	3,244	2,982
Total cost of revenues	3,446	3,260	6,552	6,169

Gross profit:
Recurring gross profit	3,442	3,656	6,905	7,321
Non-recurring loss	(304)	(151)	(381)	(510)
Total gross profit	3,138	3,505	6,524	6,811

Operating expenses:
Research and development	1,056	894	2,002	1,481
Sales and marketing	2,767	3,439	5,570	6,881
General and administrative	1,912	1,793	3,671	3,628
Acquisition related costs	-	537	-	774
Total operating expenses	5,735	6,663	11,243	12,764

Loss from operations	(2,597)	(3,158)	(4,719)	(5,953)

Other expense, net	(637)	(251)	(927)	(399)
Net loss before income tax	(3,234)	(3,409)	(5,646)	(6,352)

Benefit from (provision for) income taxes	39	(20)	108	(20)
Consolidated net loss	(3,195)	(3,429)	(5,538)	(6,372)

Net loss (income) attributable to non-controlling interest	(12)	4	(12)	4
Net loss attributable to Determine, Inc.	(3,207)	(3,425)	(5,550)	(6,368)

Redeemable preferred stock accretion	-	-	-	1,000
Net loss attributable to common stockholders	$(3,207)	$(3,425)	$(5,550)	$(7,368)

Basic and diluted net loss per share (Note 9)	$(0.28)	$(0.32)	$(0.48)	$(0.66)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	11,508	10,594	11,466	9,694

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(continued)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Statements of comprehensive loss:
Consolidated net loss	$(3,195)	$(3,429)	$(5,538)	$(6,372)
Foreign currency translation adjustments	13	(57)	(13)	(57)
Comprehensive loss	(3,182)	(3,486)	(5,551)	(6,429)
Less: Net loss (income) attributable to non-controlling interest	(12)	4	(12)	4
Comprehensive loss attributable to Determine, Inc.	$(3,194)	$(3,482)	$(5,563)	$(6,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2016	2015
Operating activities
Net loss	$(5,538)	$(6,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,656	1,168
Loss on disposition of property and equipment	-	14
Stock-based compensation expense	1,237	1,213
Deferred tax liability	(136)	431
Changes in assets and liabilities:
Accounts receivable, net	1,051	440
Prepaid expenses and other current assets	211	273
Other assets	122	54
Accounts payable	(174)	(55)
Accrued restructuring costs	(403)	-
Accrued payroll and related liabilities	22	548
Other accrued liabilities and other long-term liabilities	-	(505)
Deferred revenue	(1,026)	(981)
Net cash used in operating activities	(2,978)	(3,772)

Investing activities
Purchase of property and equipment	(28)	(7)
Capitalized software	(762)	(809)
Purchase of business acquired, net of cash	-	(826)
Minority shareholder payment	-	(133)
Net cash used in investing activities	(790)	(1,775)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	-	310
Employee taxes paid in exchange for restricted stock awards forfeited	86	227
Issuance of common stock under employee stock plan	80	87
Issuance of common stock for legal settlement	35	-
Credit facility borrowing	3,000	-
Credit facility payment	(1,139)	(347)
Repayment of a loan	(113)	(25)
Conversion of preferred stock to common stock	-	(17)
Issuance of debt, net of costs	287	162
Net cash provided by financing activities	2,236	397

Effect of exchange rate changes on cash	140	(50)

Net decrease in cash and cash equivalents	(1,392)	(5,200)
Cash and cash equivalents at beginning of the period	9,418	13,178
Cash and cash equivalents at end of the period	$8,026	$7,978

Supplemental disclosure of cash flow information:
Cash paid for interest	$107	$241
Cash paid for taxes	$38	$21
Beneficial conversion feature for convertible redeemable preferred stock	$-	$371
Accretion of preferred series stock to redemption value	$-	$1,000
Conversion of redeemable preferred stock to common stock	$-	$5,895
Issuance of shares in business combination	$-	$7,954
Assumption of debt in connection with business combination	$-	$587
Stock issued in connection with interest on convertible note	$275	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six months ended September 30, 2016 and 2015 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2016, and the results of operations for the three and six months ended September 30, 2016 and 2015 and cash flows for the six months ended September 30, 2016 and 2015, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2016 has been derived from the audited consolidated financial statements at that date.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. It also includes non-controlling interest, which is the portion of equity in a subsidiary not attributable to a parent. The non-controlling interest of the Company and its subsidiaries are not considered to be permanent equity. Non-controlling interest’s share of subsidiary earnings is reflected as net loss (income) attributable to non-controlling interest in the condensed consolidated statements of operations and comprehensive loss. Additionally, certain prior period amounts have been reclassified to conform to the current year presentation on the condensed consolidated financial statements. The reclassification of the prior period amounts were not material to the previously reported condensed consolidated financial statements.

Liquidity

The Company has incurred significant historical losses and negative cash flows from operations and has an accumulated deficit of $308 million at September 30, 2016. Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. Management intends to raise additional funds through equity and/or debt offerings until the Company has positive operating cash flows. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain future financing, the Company may have to curtail operations by delaying development programs or relinquishing employees, which may have a material adverse effect on the Company's financial position and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including, but not limited to, those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, best estimate of selling price, income taxes and contingent liabilities. Actual results could differ from those estimates.

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

Customer Concentrations

Historically, a limited number of customers have accounted for a substantial portion of the Company’s revenues. However, during the three and six months ended September 30, 2016 and 2015, no customer accounted for 10% or more of the Company’s revenues or net accounts receivable, respectively.

Geographic Information

International revenues are attributable to countries based on the location of the customer. For the three and six months ended September 30, 2016 and 2015, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Singapore, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, India and New Zealand.

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
International revenues	26%	18%	28%	14%
Domestic revenues	74%	82%	72%	86%
Total revenues	100%	100%	100%	100%

As of September 30, 2016 and March 31, 2016, the Company held long-lived assets outside of the United States with a net book value of approximately $6,000 and $13,000, respectively. These assets were located in Odessa, Ukraine.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Accounting for Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The update is effective for the Company beginning April 1, 2018 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this ASU clarify the accounting for licenses of intellectual property, as well as the identification of distinct performance obligations in a contract and will be effective for the Company concurrently with ASU 2014-09, for annual reporting periods beginning after December 15, 2017 and interim periods within that year. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 and interim periods with that year. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these types of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for the Company beginning on April 1, 2017 and earlier adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company for fiscal years beginning after December 15, 2015. Early adoption of ASU 2015-03 is permitted. The Company adopted this guidance effective April 1, 2016. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.   ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement and was effective immediately. Retrospective adoption is required. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2016	$14,490
Goodwill acquired	-
Balance at September 30, 2016	$14,490

The following is a summary of other intangible assets, net (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$5,034	$1,874	$3,160
Customer relationships	5,853	2,069	3,784
	$10,887	$3,943	$6,944

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$5,034	$1,367	$3,667
Customer relationships	5,853	1,509	4,344
	$10,887	$2,876	$8,011

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.49 years and 3.64 years, respectively, as of September 30, 2016. Amortization expense was $0.5 million for both the three months ended September 30, 2016 and 2015, and $1.1 million and $0.6 million for the six months ended September 30, 2016 and 2015, respectively.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30,	March 31,
	2016	2016
	(in thousands)
Computers and software	$360	$360
Furniture and equipment	287	282
Leasehold improvements	59	36
	706	678
Less: accumulated depreciation	(595)	(542)

Total property and equipment, net	$111	$136

Depreciation expense was approximately $0.02 million and $0.05 million during the three months ended September 30, 2016 and 2015, respectively, and $0.05 million and $0.1 million during the six months ended September 30, 2016 and 2015, respectively.

5.  Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.4 million and $0.5 million of research and development costs during the three months ended September 30, 2016 and 2015, respectively, and $0.8 million during both the six months ended September 30, 2016 and 2015.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense is included in the product cost of revenue and was $0.3 million and $0.01 million during the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.1 million during the six months ended September 30, 2016 and 2015, respectively. The unamortized balance of capitalized software was $1.9 million and $1.7 million as of September 30, 2016 and March 31, 2016, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the six months ended September 30, 2016 or 2015.

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

7.  COFACE Loan

In December 2009, the Company signed a stated guaranteed insurance contract with the insurance company COFACE in order to protect the Company against the financial risks of its commercial development in the United States. As part of the contract, COFACE financed part of the expenses in the United States, with the amounts to be amortized in subsequent years. As of September 30, 2016 and March 31, 2016, the amount still to be repaid was $0.3 million and $0.4 million, respectively.

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

The Company granted the following stock options and restricted units during the three and six months ended September 30, 2016:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)		(in thousands)
Stock Options	1,608	802	1,608	1,069
Restricted Stock Units	38	52	38	138
Total Granted	1,646	854	1,646	1,207

Valuation Assumptions

For the three and six months ended September 30, 2016 and 2015, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Period Ended
	September 30, 2016
	Three Months	Six Months
Risk-free interest rate	1.19%	1.19%
Dividend yield	0%	0%
Expected volatility	51.92%	51.92%
Expected term in years	6.08	6.08
Weighted average fair value at grant date	$0.88	$0.88

	Period Ended
	September 30, 2015
	Three Months	Six Months
Risk-free interest rate	1.73%	1.77%
Dividend yield	0%	0%
Expected volatility	49.49%	49.74%
Expected term in years	6.05	6.05
Weighted average fair value at grant date	$2.07	$2.32

The following tables summarize activity under the equity incentive plans for the three months ended September 30, 2016:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at July 1, 2016	2,748	$4.02	197	$5.31
Granted	1,608	$1.63	38	1.80
Exercised/Released	-	$-	(50)	$4.66
Cancelled	(58)	$4.64	(4)	$5.80
Outstanding at September 30, 2016	4,298	$3.12	181	$4.74

Vested and expected to vest	3,808	$3.21

Shares Available for Grant
(in thousands)
Balance at July 1, 2016	107
Options:
Granted from approved plans	(1,608)
Shares added to the plan	2,508
Cancelled	29
Restricted Stock Units:
Granted	(38)
Balance at September 30, 2016	998

The weighted average remaining contractual term for exercisable options is 7.79 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2016 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2016 was $1.70 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at September 30, 2016 and 2015 was $0 and $6,300, respectively. The aggregate intrinsic value of restricted stock units outstanding at September 30, 2016 and 2015 was $0.3 million and $1.1 million, respectively.

The options outstanding and exercisable at September 30, 2016 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
$1.35	-	$1.35	114	9.71	-	$-
$1.64	-	$1.64	2,000	9.40	-	$-
$1.74	-	$3.24	521	9.23	63	$3.20
$3.34	-	$3.99	160	8.95	29	$3.96
$4.32	-	$4.32	672	8.78	199	$4.32
$5.18	-	$6.61	771	7.81	429	$6.24
$6.83	-	$7.20	55	6.94	55	$6.86
$11.40	-	$11.40	4	1.89	5	$11.40
$18.90	-	$18.90	1	1.12	1	$18.90
$1.35	-	$18.90	4,298	8.95	781	$5.50

      The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of revenues	$65	$107	$125	$174
Research and development	61	85	115	128
Sales and marketing	189	238	352	501
General and administrative	393	206	645	410
Impact on net loss	$708	$636	$1,237	$1,213

 Upon the departure of our CEO in June 2015, a nominal amount of previously recognized stock-based compensation expense was reversed due to the forfeiture of stock option grants. As of September 30, 2016, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $4.2 million and $0.9 million, respectively, and will be recognized over an estimated weighted average amortization period of 3.01 years for stock options and 1.87 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended September 30, 2016 and 2015 was approximately $20,000 and $18,700, respectively, and approximately $49,000 and $33,700 for the six months ended September 30, 2016 and 2015, respectively. During the six months ended September 30, 2016 and 2015, there were 46,604 and 24,115 shares issued under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)		(in thousands)
Options	-	-	-	4
Unvested restricted stock units	24	18	23	30
Warrants	2,262	2,262	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	2,286	2,280	2,285	2,296

10.  Restructuring

The following is a summary of restructuring accrual (in thousands):

Balance at March 31, 2016	403
Payment of costs	(403)
Balance at September 30, 2016	$-

Restructuring expenses consisted of employee severance costs and other contract termination costs incurred to improve the Company’s cost structure prospectively. As part of the process of consolidating companies and moving forward with its unified platform strategy, the Company evaluated its operations for duplication of efforts and work not in full alignment with its strategy which resulted in the elimination of eleven positions.  These positions were primarily executives and included a direct report to the CEO.  The Company incurred these expenses in the fiscal year ended March 31, 2016, and all payments were made during the three months ended June 30, 2016.

11.  Operating Lease Commitments

In connection with the acquisition of Iasta, we assumed a lease for an office in Carmel, Indiana, which expired May 31, 2016. On April 7, 2016, the Company entered into a Lease Agreement with Atapco Carmel, Inc. for approximately 8,795 square feet of office space in a building located at 615 West Carmel Drive, Suite 100 in Carmel, Indiana. The term of the lease runs for approximately 51 months and provides for monthly rent payments of $11,727 per month for the first year of the term of the lease (with three of the months of the first-year term provided rent free), subject to annual adjustment thereafter.

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

Rental expenses for office space were approximately $0.2 million for both the three months ended September 30, 2016 and 2015, and approximately $0.4 million and $0.3 million for the six months ended September 30, 2016 and 2015, respectively.

12.  Litigation and Contingencies

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

In March 2015, a minority stockholder of b-pack Services SA, a French subsidiary of Determine SAS, which was acquired when the Company acquired b-pack SAS, initiated litigation in the Nanterre Commercial Court against b-pack SAS and its founders claiming indemnification rights for his contribution to the business of b-pack Services SA and seeking monetary damages and other relief. The Nanterre Commercial Court declined jurisdiction and sent the matter to the Tribunal de Grande Instance of Nanterre, where it is currently pending. In July 2015, the same minority shareholder also initiated litigation in the Paris Commercial Court against Determine SAS to contest the merger between b-pack SAS and Selectica France SAS, which is also pending, and seeking monetary damages and other relief.  The Company believes the lawsuits are without merit and intends to defend against them vigorously. The Company did not record any provision as of September 30, 2016.

In November 2015, the Company settled outstanding litigation based upon claims the Company alleged against some of its former employees and a competitor relating to the Company’s intellectual property. In April 2016, such competitor paid the Company the remaining settlement amount of $0.6 million which is reflected in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss for the six months ended September 30, 2016.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of at least 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of September 30, 2016 or March 31, 2016. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of September 30, 2016 or March 31, 2016.

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

In order to satisfy certain conditions for Western Alliance Bank to enter into the Amendment, on April 22, 2016, Lloyd I. Miller, III, the Company’s largest stockholder, and his affiliates MILFAM II, L.P. and Alliance Semiconductor Corporation (“ALSC”), a Delaware corporation, each entered into an Amended and Restated Limited Guaranty with Western Alliance. The Amended Guaranties extended the term of the limited guaranties entered into by Mr. Miller and MILFAM with Western Alliance on March 11, 2015, and the limited guaranty entered into by ALSC with Western Alliance on February 3, 2016, to April 20, 2018.

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

As of September 30, 2016 and March 31, 2016, the Company owed $10.9 million and $9.0 million, respectively, under the Credit Facility, and $1.1 million and $3.0 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. As of September 30, 2016, the Company met all the requirements and was in compliance.

14.  Income Taxes

The provision for income taxes is based upon loss before income taxes as follows (in thousands):

	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
Domestic pre-tax loss	$(2,295)	$(4,129)
Foreign pre-tax loss	(939)	(1,517)
Total pre-tax loss	$(3,234)	$(5,646)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
US	$-	$3
Foreign	(38)	(111)
Total benefit from provision for income taxes	$(38)	$(108)

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

At September 30, 2016, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at September 30, 2016, the Company had approximately $1.4 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal year ended from 1998 to 2015 due to net operating losses and tax carryforwards unutilized from such years.

15.  Related Party Transactions

Determine SAS and b-pack Services rent their offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. During the three and six months ended September 30, 2016, Determine SAS made rental payments of approximately and $33,000 and $53,000, respectively, to SCI Donapierre.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Form 10-K”). They include the following: the level of demand for Determine’s products and services; the intensity of competition; Determine’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and the impact of current economic conditions on our customers and our business. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements

Overview

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

Quarterly Financial Overview

During the three months ended September 30, 2016, our total revenues decreased by 3%, or $0.2 million, to $6.6 million compared with total revenues of $6.8 million for the three months ended September 30, 2015. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, decreased to $5.2 million during the three months ended September 30, 2016, compared to $5.4 million during the three months ended September 30, 2015. As a percent of total revenues, recurring revenues comprised 78% and 80% of total revenues during the three months ended September 30, 2016 and 2015, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $1.4 million, or 22% of total revenues, representing an increase of $0.1 million, or 6%, over the three months ended September 30, 2015. The decrease in total revenues year over year resulted primarily from decreased maintenance revenues, offset by increased revenues from professional services for system implementations.

During the three months ended September 30, 2016, our net loss from operations decreased $0.6 million, or 18%, to $2.6 million, compared to $3.2 million during the three months ended September 30, 2015. The decrease in net loss relates primarily to a decrease in our headcount during the three months ended September 30, 2016. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Results of Operations:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands, except percentages)		(in thousands, except percentages)
Recurring revenues	$5,145	$5,413	$10,213	$10,508
Percentage of total revenues	78%	80%	78%	81%
Non-recurring revenues	1,439	1,352	2,863	2,472
Percentage of total revenues	22%	20%	22%	19%
Total revenues	$6,584	$6,765	$13,076	$12,980

Recurring revenues.  Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  The overall decrease in recurring revenues was driven by decreased maintenance revenues, offset by subscription revenue growth. Maintenance revenues were impacted by decreased renewals of previously sold perpetual licenses, while subscription revenues increased due to the acquisition of b-pack during the second quarter of 2015 and new customers we entered into contract with during the current periods.

Maintenance revenues were $0.9 million during the three months ended September 30, 2016, compared to $1.5 million during the three months ended September 30, 2015, a 38% decrease. Subscription revenues grew to $4.2 million during the three months ended September 30, 2016, compared to $3.9 million for the three months ended September 30, 2015, representing a 7% increase. Maintenance revenues were $1.8 million during the six months ended September 30, 2016, compared to $2.9 million during the six months ended September 30, 2015, a 37% decrease. Subscription revenues grew to $8.2 million during the six months ended September 30, 2016, compared to $7.5 million for the six months ended September 30, 2015, representing a 10% increase.

Recurring revenues continue to account for over 75% of our total revenues, and we expect this trend to continue going forward as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals, and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers.

Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues increased by $0.1 million, or 6%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and increased by $0.4 million, or 16%, compared to the six months ended September 30, 2015. This increase was primarily due to the acquisition of b-pack. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to taper.

Sales to foreign customers accounted for 26% and 28% of total revenues during the three and six months ended September 30, 2016, respectively, compared to 18% and 14% of total revenues during the three and six months ended September 30, 2015, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

 Cost of revenues

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of recurring revenues	$1,703	$1,757	$3,308	$3,187
Percentage of total cost of revenue	49%	54%	50%	52%
Cost of non-recurring revenues	1,743	1,503	3,244	2,982
Percentage of total cost of revenue	51%	46%	50%	48%
Total cost of revenues	$3,446	$3,260	$6,548	$6,169

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the three months ended September 30, 2016, cost of recurring revenues remained flat compared to the three months ended September 30, 2015. During the six months ended September 30, 2016, cost of recurring revenues increased $0.1 million, compared to the six months ended September 30, 2015, driven by the amortization of capitalized software, offset by a decrease in costs related to maintenance revenues.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During both the three and six months ended September 30, 2016, cost of non-recurring revenues increased $0.3 million, compared to the three and six months ended September 30, 2015, respectively, primarily due to labor costs associated with delivering our cloud-based solutions.

We expect cost of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2017.

Gross Profit Dollars and Margin

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gross margin, recurring revenues	67%	68%	68%	70%
Gross margin, non-recurring revenues	(21%)	(11%)	(13%)	(21%)
Gross margin, total revenues	48%	52%	50%	52%

Gross profit dollars decreased $0.4 million, or 10%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, and decreased $0.3 million, or 4%, during the six months ended September 30, 2016, compared to the six months ended September 30, 2015. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our new solutions and the related revenue recognition. Gross margins represent gross profit as a percentage of revenue and were affected by the factors discussed above under “Revenues” and “Costs of Revenues.”

We expect that our overall gross margins will continue to fluctuate primarily due to the timing of revenue recognition. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants and the overall utilization rates of our professional services organization.

Operating Expenses

Research and Development Expenses

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total research and development	$1,056	$894	$2,002	1,481
Percentage of total revenues	16%	13%	15%	11%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  The increases of $0.2 million, or 18%, and $0.5 million, or 35%, during the three and six months ended September 30, 2016, compared to the three and six months ended September 30, 2015, respectively, was due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms. Additionally, during the six months ended September 30, 2016, we experienced increased expenses related to the acquisition of b-pack in July 2015.

We expect research and development expenditures to remain relatively flat during the remainder of fiscal 2017.

Sales and Marketing

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Sales and marketing	$2,767	$3,439	$5,570	6,881
Percentage of total revenues	42%	51%	43%	53%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three and six months ended September 30, 2016, sales and marketing expenses decreased $0.7 million, or 20%, and $1.3 million, or 19%, compared to the three and six months ended September 30, 2015, respectively, due to lower headcount and commissions.

We expect sales and marketing expenses to remain flat during the remainder of fiscal 2017.

General and Administrative

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
General and administrative	$1,912	$1,793	$3,671	3,628
Percentage of total revenues	29%	27%	28%	28%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $0.1 million, or 7%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, due primarily to costs associated with the movement of our headquarters from California to Indiana, offset by decreased legal activity in the current period when compared to the prior period. General and administrative expenses remained flat during the six months ended September 30, 2016, when compared to the six months ended September 30, 2015, as a result of a gain in the settlement of an outstanding litigation, offset by increases resulting from the acquisition of b-pack in July 2015.

We expect general and administrative expenses to remain flat during the remainder of fiscal 2017.

Acquisition Related Costs

Acquisition related expenses during the three and six months ended September 30, 2015 consist mainly of legal and accounting related costs resulting from due diligence work performed for the acquisition of b-pack, which occurred in July 2015. There were no acquisition related expenses during the three and six months ended September 30, 2016.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three and six months ended September 30, 2016, other expense increased $0.4 million and $0.5 million, respectively, when compared to the prior periods, due primarily to increased interest expense on our debt financing agreements, resulting from increased borrowings throughout the current period, as well as increased debt issuance costs related to amendments entered into during the current period.

Liquidity and Capital Resources

	Three Months Ended
	September 30,	March 31,
	2016	2016
	(in thousands)
Cash, cash equivalents and short-term investments	$8,026	$9,418
Working capital	$(10,981)	$(8,113)

	Six Months Ended
	September 30,	September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(2,978)	$(3,772)
Net cash used in investing activities	$(790)	$(1,775)
Net cash provided by financing activities	$2,236	$397

Our primary source of liquidity consisted of approximately $8.0 million in cash and cash equivalents as of September 30, 2016, primarily due to $10.9 million of borrowings under our short-term credit facility, an increase from the $9.0 million received as of March 31, 2016, offset by cash used in our operating activities.

Net cash used in operating activities was $3.0 million for the six months ended September 30, 2016, resulting primarily from our year-to-date net loss of $5.6 million, offset by non-cash expense adjustments of $2.8 million, which included stock-based compensation, depreciation and amortization and deferred tax liability.

Net cash used in investing activities for the six months ended September 30, 2016 primarily consisted of capitalized software costs. For the six months ended September 30, 2015, net cash used in investing activities included costs associated with the acquisition of b-pack SAS in July 2015, as well as the capitalized software costs.

The increase in net cash provided by financing activities during the six months ended September 30, 2016, compared to the six months ended September 30, 2015, was primarily due to borrowings under our short-term credit facility during the current period.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

On November 7, 2016, the Company and each of Patrick Stakenas, the Company’s President and Chief Executive Officer, and John Nolan, the Company’s Chief Financial Officer, entered into a letter amendment to the existing Severance Agreement of each executive, dated June 3, 2015 and October 7, 2015, respectively, which amendment revises the Severance Agreements to provide for the full acceleration of equity held by each upon a Change of Control.

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

Date: November 14, 2016	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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