Form 10-Q
period 2016-12-31
DETERMINE, INC.
filed 2017-02-13
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 3, 2017, was 11,864,812.

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

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 31,	March 31,
	2016	2016
ASSETS
Current assets
Cash and cash equivalents	$9,387	$9,418
Accounts receivable, net of allowance for doubtful accounts of $196 and $407 as of December 31, 2016 and March 31, 2016, respectively	6,759	7,031
Restricted cash	34	34
Prepaid expenses and other current assets	1,408	1,551
Total current assets	17,588	18,034

Property and equipment, net	94	136
Capitalized software development costs, net	2,131	1,699
Goodwill	14,346	14,490
Other intangibles, net	6,346	8,011
Other assets	1,492	1,843
Total assets	$41,997	$44,213

LIABILITIES AND EQUITY
Current liabilities
Credit facility	$10,861	$9,000
Accounts payable	2,435	1,973
Accrued payroll and related liabilities	1,802	1,655
Other accrued liabilities	2,020	2,396
Deferred revenue	10,028	10,299
Income tax payable	78	14
COFACE loan	222	407
Accrued restructuring	-	403
Total current liabilities	27,446	26,147

Long-term deferred revenue	5	67
Convertible note, net of debt discount	7,374	5,420
Other long-term liabilities	1,055	1,382
Deferred tax liability, non-current	81	290
Total liabilities	35,961	33,306

Commitments and contingencies (Notes 11 and 12):

Controlling stockholders' equity:
Common stock, $0.0001 par value: Authorized: 35,000 shares at December 31, 2016 and March 31, 2016; Issued: 11,944 and 11,387 shares at December 31, 2016 and March 31, 2016, respectively; Outstanding: 11,848 and 11,291 shares at December 31, 2016 and March 31, 2016, respectively	5	5
Additional paid-in capital	316,541	313,674
Treasury stock at cost - 96 shares at December 31, 2016 and March 31, 2016	(472)	(472)
Accumulated deficit	(310,040)	(302,297)
Accumulated other comprehensive loss	(147)	(116)
Total Determine, Inc. stockholders' equity	5,887	10,794
Non-controlling interest	149	113
Total equity	6,036	10,907
Total liabilities and equity	$41,997	$44,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenues:
Recurring revenues	$5,054	$5,354	$15,267	$15,862
Non-recurring revenues	1,798	1,746	4,661	4,218
Total revenues	6,852	7,100	19,928	20,080

Cost of revenues:
Cost of recurring revenues	1,777	1,816	5,085	5,003
Cost of non-recurring revenues	1,734	1,602	4,978	4,583
Total cost of revenues	3,511	3,418	10,063	9,586

Gross profit (loss):
Recurring gross profit	3,277	3,538	10,182	10,859
Non-recurring profit (loss)	64	144	(317)	(365)
Total gross profit	3,341	3,682	9,865	10,494

Operating expenses:
Research and development	1,049	1,230	3,052	2,711
Sales and marketing	2,273	3,310	7,843	10,191
General and administrative	1,761	1,934	5,432	5,561
Acquisition related costs	-	138	-	912
Total operating expenses	5,083	6,612	16,327	19,375

Loss from operations	(1,742)	(2,930)	(6,462)	(8,881)

Other expense, net	(462)	(149)	(1,388)	(549)
Net loss before income tax	(2,204)	(3,079)	(7,850)	(9,430)

Benefit from income taxes	35	233	143	213
Consolidated net loss	(2,169)	(2,846)	(7,707)	(9,217)

Net loss (income) attributable to non-controlling interest	(24)	1	(36)	5
Net loss attributable to Determine, Inc.	(2,193)	(2,845)	(7,743)	(9,212)

Redeemable preferred stock accretion	-	-	-	1,000
Net loss attributable to common stockholders	$(2,193)	$(2,845)	$(7,743)	$(10,212)

Basic and diluted net loss per share (Note 9)	$(0.18)	$(0.25)	$(0.67)	$(0.90)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	11,944	11,244	11,466	10,212

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(continued)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Statements of comprehensive loss:
Consolidated net loss	$(2,169)	$(2,846)	$(7,707)	$(9,217)
Foreign currency translation adjustments, net	(18)	(11)	(31)	(68)
Comprehensive loss	(2,187)	(2,857)	(7,738)	(9,285)
Less: Net loss (income) attributable to non-controlling interest	(24)	1	(36)	5
Comprehensive loss attributable to Determine, Inc.	$(2,211)	$(2,856)	$(7,774)	$(9,280)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2016	2015

Operating activities
Net loss	$(7,707)	$(9,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,478	1,868
Loss on disposition of property and equipment	-	14
Stock-based compensation expense	1,867	1,870
Deferred tax liability	(209)	93
Changes in assets and liabilities:
Accounts receivable, net	272	149
Prepaid expenses and other current assets	143	300
Other assets	435	(380)
Accounts payable	462	113
Accrued payroll and related liabilities	147	278
Accrued restructuring costs	(403)	-
Other accrued liabilities and other long-term liabilities	(356)	(13)
Deferred revenue	(333)	(281)
Net cash used in operating activities	(3,204)	(5,206)

Investing activities
Purchase of property and equipment	(39)	(6)
Capitalized software	(1,267)	(1,077)
Purchase of business acquired, net of cash	-	(826)
Minority stock payment	-	(133)
Net cash used in investing activities	(1,306)	(2,042)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of issuance costs	-	310
Employee taxes in exchange for restricted stock awards forfeited	78	263
Issuance of common stock under employee stock plan	80	87
Credit facility borrowing	3,000	885
Credit facility payment	(1,139)	(347)
Repayment of a loan	(185)	(25)
Conversion of preferred stock to common stock	-	(17)
Issuance of debt, net of costs	2,429	2,743
Net cash provided by financing activities	4,263	3,899

Effect of exchange rate changes on cash	216	11

Net decrease in cash and cash equivalents	(31)	(3,338)
Cash and cash equivalents at beginning of the period	9,418	13,178
Cash and cash equivalents at end of the period	$9,387	$9,840

Supplemental disclosure of cash flow information:
Cash paid for interest	$161	$241
Cash paid for taxes	$39	$25
Beneficial conversion feature for convertible redeemable preferred stock	$-	$371
Accretion of preferred series stock to redemption value	$-	$1,000
Conversion of redeemable preferred stock to common stock	$-	$5,895
Issuance of shares in business combination	$-	$7,954
Assumption of debt in connection with business combination	$-	$587
Stock issued in connection with interest on convertible note	$277	$-
Stock issued in connection with interest on loan guaranty	$524	$-
Issuance of common stock for legal settlement	$35	$-
Gain (loss) from convertible note extinguishment	$166	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2016 and 2015 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2016, and the results of operations for the three and nine months ended December 31, 2016 and 2015 and cash flows for the nine months ended December 31, 2016 and 2015, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2016 has been derived from the audited consolidated financial statements at that date.

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

Liquidity

The Company has incurred significant historical losses and negative cash flows from operations and has an accumulated deficit of $310 million at December 31, 2016. Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. Management intends to raise additional funds through equity and/or debt offerings until the Company has positive operating cash flows. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain future financing, the Company may have to curtail operations by delaying development programs or relinquishing employees, which may have a material adverse effect on the Company's financial position and results of operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including, but not limited to, those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, best estimate of selling price and income taxes. Actual results could differ from those estimates.

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

Customer Concentrations

Historically, a limited number of customers have accounted for a substantial portion of the Company’s revenues. However, during the three and nine months ended December 31, 2016 and 2015, no customer accounted for 10% or more of the Company’s revenues or net accounts receivable, respectively.

Geographic Information

International revenues are attributable to countries based on the location of the customer. For the three and nine months ended December 31, 2016 and 2015, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Singapore, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, India, Bulgaria and New Zealand.

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
International revenues	27%	15%	27%	18%
Domestic revenues	73%	85%	73%	82%
Total revenues	100%	100%	100%	100%

 Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for the Company beginning April 1, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The update is effective for the Company beginning April 1, 2018 and early adoption is permitted. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. ASU No. 2015-14 deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The Company is evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2016 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.	Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2016	$14,490
Goodwill acquired	-
Foreign currency translation adjustment	(144)
Balance at December 31, 2016	$14,346

The following is a summary of other intangible assets, net (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(2,091)	$(78)	$2,865
Customer relationships	5,853	(2,316)	(56)	3,481
	$10,887	$(4,407)	$(134)	$6,346

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$5,034	$(1,367)	$3,667
Customer relationships	5,853	(1,509)	4,344
	$10,887	$(2,876)	$8,011

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.62 years and 3.54 years, respectively, as of December 31, 2016. Amortization expense was $0.5 million for both the three months ended December 31, 2016 and 2015, and $1.6 million and $1.4 million for the nine months ended December 31, 2016 and 2015, respectively.

4.	Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,	March 31,
	2016	2016
	(in thousands)
Computers and software	$360	$360
Furniture and equipment	298	282
Leasehold improvements	59	36
	717	678
Less: accumulated depreciation	(623)	(542)

Total property and equipment, net	$94	$136

Depreciation expense was approximately $0.03 million and $0.04 million during the three months ended December 31, 2016 and 2015, respectively, and $0.08 million and $0.1 million during the nine months ended December 31, 2016 and 2015, respectively.

5.	Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.5 million and $0.3 million of research and development costs during the three months ended December 31, 2016 and 2015, respectively, and $1.3 million and $1.1 million during the nine months ended December 31, 2016 and 2015, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense is included in the product cost of revenue and was $0.3 million and $0.1 million during the three months ended December 31, 2016 and 2015, respectively, and $0.8 million and $0.4 million during the nine months ended December 31, 2016 and 2015, respectively. The unamortized balance of capitalized software was $2.1 million and $1.7 million as of December 31, 2016 and March 31, 2016, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the nine months ended December 31, 2016 or 2015.

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

In May 2015, following approval by the Company’s stockholders, each whole share of Series F Stock converted automatically into ten shares of common stock. The Company recognized accretion related to the Series F Stock through the conversion date during the three months ended June 30, 2015.

7.	COFACE Loan

In December 2009, the Company signed a stated guaranteed insurance contract with the insurance company COFACE in order to protect the Company against the financial risks of its commercial development in the United States. As part of the contract, COFACE financed part of the expenses in the United States, with the amounts to be amortized in subsequent years. As of December 31, 2016 and March 31, 2016, the amount still to be repaid was $0.2 million and $0.4 million, respectively.

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

The Company granted the following stock options and restricted units during the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in thousands)		(in thousands)
Stock options	247	353	1,855	1,422
Restricted stock units	69	27	106	165
Total granted	316	380	1,961	1,587

Valuation Assumptions

For the three and nine months ended December 31, 2016 and 2015, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Period Ended
	December 31, 2016
	Three Months	Nine Months
Risk-free interest rate	1.86%	1.28%
Dividend yield	0%	0%
Expected volatility	58.10%	52.75%
Expected term in years	6.08	6.08
Weighted average fair value at grant date	$1.11	$0.91

	Period Ended
	December 31, 2015
	Three Months	Nine Months
Risk-free interest rate	1.84%	1.79%
Dividend yield	0%	0%
Expected volatility	52.83%	50.51%
Expected term in years	6.08	6.06
Weighted average fair value at grant date	$1.66	$2.15

The following tables summarize activity under the equity incentive plans for the three months ended December 31, 2016:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at October 1, 2016	4,298	$3.12	181	$4.74
Granted	247	$2.00	69	$2.00
Exercised/Released	-	$-	(75)	$3.11
Cancelled	(73)	$3.78	-	$-
Outstanding at December 31, 2016	4,472	$3.05	175	$4.36

Vested and expected to vest	4,022	$3.13

Shares Available for Grant
(in thousands)
Balance at October 1, 2016	998
Options:
Granted from approved plans	(247)
Cancelled and available for grant	51
Restricted Stock Units:
Granted	(69)
Balance at December 31, 2016	733

The weighted average remaining contractual term for exercisable options is 7.75 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2016 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2016 was $1.95 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at December 31, 2016 and 2015 was $0.7 million and $0, respectively. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2016 and 2015 was $0.3 million and $0.7 million, respectively.

The options outstanding and exercisable at December 31, 2016 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
$1.35	—	$1.35	106	9.45	-	$-
$1.64	—	$1.64	2,000	9.15	-	$-
$1.80	—	$2.00	578	9.61	22	$1.83
$3.24	—	$3.99	318	8.70	128	$3.46
$4.32	—	$4.32	655	8.57	233	$4.32
$5.18	—	$6.61	754	7.53	468	$6.25
$6.83	—	$6.83	50	7.14	50	$6.83
$7.20	—	$7.20	5	2.16	5	7.20
$11.40	—	$11.40	5	1.64	5	$11.40
$18.90	—	$18.90	1	0.87	1	$18.90
$1.35	—	$18.90	4,472	8.79	912	$5.33

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Cost of revenues	$111	$104	$236	$279
Research and development	66	70	181	198
Sales and marketing	160	264	512	770
General and administrative	294	221	938	621
Impact on net loss	$630	$659	$1,867	$1,868

 Upon the departure of our CEO in June 2015, a nominal amount of previously recognized stock-based compensation expense was reversed due to the forfeiture of stock option grants. As of December 31, 2016, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $3.8 million and $0.8 million, respectively, and will be recognized over an estimated weighted average amortization period of 2.88 years for stock options and 1.54 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended December 31, 2016 and 2015 was $21,000 and $21,300, respectively, and approximately $70,000 and $55,000 for the nine months ended December 31, 2016 and 2015, respectively. During the nine months ended December 31, 2016 and 2015, there were 46,604 and 24,115 shares issued under the ESPP, respectively.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in thousands)		(in thousands)

Options	4,380	2,075	4,224	1,612
Unvested restricted stock units	108	234	135	190
Warrants	2,262	2,262	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	6,750	4,571	6,621	4,064

10.	Restructuring

The following is a summary of restructuring accrual (in thousands):

Balance at March 31, 2016	403
Payment of costs	(403)
Balance at December 31, 2016	$-

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

Rental expenses for office space were approximately $0.1 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively, and approximately $0.5 million and $0.6 million for the nine months ended December 31, 2016 and 2015, respectively.

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

In March 2015, a minority stockholder of b-pack Services SA, a French subsidiary of Determine SAS, which was acquired when the Company acquired b-pack SAS, initiated litigation in the Nanterre Commercial Court against b-pack SAS and its founders claiming indemnification rights for his contribution to the business of b-pack Services SA and seeking monetary damages and other relief. The Nanterre Commercial Court declined jurisdiction and sent the matter to the Tribunal de Grande Instance of Nanterre, where it is currently pending. In July 2015, the same minority shareholder also initiated litigation in the Paris Commercial Court against Determine SAS to contest the merger between b-pack SAS and Selectica France SAS, which is also pending, and seeking monetary damages and other relief.  The Company believes the lawsuits are without merit and intends to defend against them vigorously. The Company did not record any provision as of December 31, 2016.

In November 2015, the Company settled outstanding litigation based upon claims the Company alleged against some of its former employees and a competitor relating to the Company’s intellectual property. In April 2016, such competitor paid the Company the remaining settlement amount of $0.6 million which is reflected in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss for the nine months ended December 31, 2016.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of at least 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of December 31, 2016 or March 31, 2016. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of December 31, 2016 or March 31, 2016.

13.	Credit Facility and Convertible Notes

The Company maintains financing facilities and convertible note purchase agreements. For a description of the Company’s debt financing, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 and the summaries set forth below.

On April 20, 2016, the Company and its wholly owned subsidiary, Determine Sourcing, Inc., entered into Amendment Number Seven to the Amended and Restated Business Financing Agreement with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association. The Amendment extended the maturity date of the underlying credit facility to April 20, 2018.

In order to satisfy certain conditions for Western Alliance Bank to enter into the Amendment, on April 22, 2016, Lloyd I. Miller, III, the Company’s largest stockholder, and his affiliates MILFAM II, L.P. and Alliance Semiconductor Corporation (“ALSC”, now known as Alimco Financial Corporation), a Delaware corporation, each entered into an Amended and Restated Limited Guaranty with Western Alliance. The Amended Guaranties extended the term of the limited guaranties entered into by Mr. Miller and MILFAM with Western Alliance on March 11, 2015, and the limited guaranty entered into by ALSC with Western Alliance on February 3, 2016, to April 20, 2018 (Mr. Miller, MILFAM and ALSC, collectively the “Guarantors”).

On April 22, 2016, the Company and the Guarantors entered into a Second Amendment to 2015 Guaranty Fee Agreement and Amendment to 2016 Guaranty Fee Agreement, which (i) further amended the Guaranty Fee Agreement, dated March 11, 2015, entered into by the Company, Mr. Miller and MILFAM and (ii) amended the Guaranty Fee Agreement, dated February 3, 2016, entered into by the Company and ALSC. Pursuant to this amendment, the term of the 2015 Fee Agreement and the 2016 Fee Agreement were extended to April 20, 2018. As a condition for extending the term of the Amended Guaranties as described above, the Company agreed to pay an additional cash fee of $76,000 to Mr. Miller and MILFAM, payable by the Company within five business days following the termination or expiration of the Amended Guaranties, and also agreed to pay certain fees and expenses of the Guarantors related to the Amended Guaranties.

On December 27, 2016, the Company entered into a Junior Secured Convertible Note Purchase Agreement with MILFAM II L.P. and Alimco Financial Corporation, formerly ALSC, pursuant to which the Company issued and sold junior secured convertible promissory notes (the “2016 Notes”) in the aggregate principal amount of $2 million. The 2016 Notes are due on December 27, 2021 and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable quarterly, beginning on December 31, 2016. The Company has the option to pay any amounts of interest due under the 2016 Notes by compounding and adding such interest amount to the unpaid principal amount of the 2016 Notes, based on an interest rate calculated at 12% per year, provided that the Company is not then in default under any of its debt financing agreements. Upon any default, the 2016 Notes will bear interest at the rate of 13% per year or, if less, the maximum rate allowable under the laws of the State of New York. The 2016 Notes are secured by a second-position security interest on the Company’s assets, pursuant to the terms of the Amended and Restated Security Agreement entered into by the Company and the Investors and existing noteholders on December 27, 2016 (the “Security Agreement”).

Subject to applicable NASDAQ listing rule limitations (including, if applicable, approval by the Company’s stockholders), the outstanding principal and interest under the 2016 Notes may be converted into shares of common stock of the Company at the sole option of the Investors at any time prior to the Maturity Date, at a conversion price of $3.00 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date); provided, however, that if prior to the Maturity Date the Company offers and sells share of its common stock in a private placement primarily intended to raise capital at a price per share of $2.50 or less, then the conversion price for the Notes will be reduced to such common stock offering price plus $0.50 per share. However, the total number of shares of Common Stock that may be issued to the Investors upon conversion of the 2016 Notes may not exceed 19.99% of the Company’s outstanding shares of common stock as of December 27, 2016.

Additionally, under the terms of an Amendment to Junior Secured Convertible Promissory Notes, entered into as of December 27, 2016 (the “Prior Note Amendment”), between the Company and Mr. Miller as Lenders’ Agent, the Junior Secured Convertible Promissory Notes issued by the Company on March 11, 2015 in the aggregate principal amount of $3 million and on December 16, 2015 in the aggregate principal amount of $2.5 million (collectively, the “Prior Notes”), were amended to terminate the Company’s option to pay quarterly accrued interest by conversion into shares of common stock of the Company and to provide, instead, the same compounding interest options as described for the 2016 Notes above.

Further, the Prior Notes issued by the Company on December 16, 2015 (the “December 2015 Notes”) were amended to reduce the conversion price to $3.00 per share; provided, however, that if prior to the maturity date as of the December 2015 Notes, the Company offers and sells shares of its common stock in a private placement primarily intended to raise capital at a price per share of $2.50 or less, then the conversion price for the December 2015 Notes will be reduced to such common stock offering price plus $0.50 per share. As a result of the Prior Notes Amendment on the December 2015 Notes, the Company recorded a gain on debt extinguishment of approximately $166,000, which consisted of the remeasurement of the debt at fair value offset by the deferred financing costs previously associated with the December 2015 Notes. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain is recorded in the Company’s stockholders’ equity as of December 31, 2016.

Also on December 27, 2016, the Company and the Guarantors amended the 2015 and 2016 Guaranty Fee Agreements to reduce the amount of the monthly fees accrued to the ratable monthly amount of an aggregate annual fee equal to 10% of the amounts guaranteed under the guaranties entered into by the Guarantors with Bank on March 11, 2015 and February 3, 2016. Additionally, the Company issued 277,248 shares of Company common stock to the Guarantors, at an issue price equal to approximately $1.89 per share, as payment for $524,000 of the monthly fees previously accrued under the agreements. These shares are not registered under the Securities Act.

As of December 31, 2016 and March 31, 2016, the Company owed $10.9 million and $9.0 million, respectively, under the Credit Facility, and $1.1 million and $3.0 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. As of December 31, 2016, the Company met all the requirements and was in compliance.

14.	Income Taxes

The provision for income taxes is based upon loss before income taxes as follows (in thousands):

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Domestic pre-tax loss	$(1,461)	$(5,590)
Foreign pre-tax loss	(743)	(2,260)
Total pre-tax loss	$(2,204)	$(7,850)

The components of the benefit from (provision for) income taxes are as follows (in thousands):

	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
US	$(2)	$(5)
Foreign	37	148
Total benefit from provision for income taxes	$35	$143

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

At December 31, 2016, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at December 31, 2016, the Company had approximately $1.4 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal year ended from 1998 to 2015 due to net operating losses and tax carryforwards unutilized from such years.

15.	Related Party Transactions

Determine SAS and b-pack Services rent their offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. During the three and nine months ended December 31, 2016, Determine SAS made rental payments of approximately $28,000 and $82,000, respectively, to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties. For a description of the Company’s debt financing, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 and the summaries set forth in Note 13, Credit Facility and Convertible Notes, above.

16.	Subsequent Events

On January 23, 2017, the Company and its wholly owned subsidiary, Determine Sourcing Inc., entered into Amendment Number Nine to the Amended and Restated Business Financing Agreement with Western Alliance Bank, as successor in interest to Bridge Bank, N.A. (“Western Alliance Bank”). The Amendment, among other things, increased the Company’s maximum borrowing capacity under the existing credit facility with Western Alliance Bank to $13 million.

In order to satisfy certain conditions for Western Alliance Bank to lend additional funds under the Credit Facility and enter into the Amendment, on January 23, 2017, Alimco Financial Corporation, a Delaware corporation formerly known as Alliance Semiconductor Corporation (“ALMC”) and an affiliate of Lloyd I. Miller, III, the Company’s largest stockholder, entered into a Second Amended and Restated Limited Guaranty (collectively, the “Amended Guaranty”) with Western Alliance Bank to increase the amount of the limited, non-revocable guaranty of the Company’s Credit Facility provided by ALMC, from $3 million to $4 million. In connection with entering into the Amended Guaranty, ALMC provided cash collateral to Western Alliance Bank in the amount of $1 million. The term of the Amended Guaranty is two years. Western Alliance Bank, in its sole discretion, may reduce, but not increase, the additional guaranteed amount during the term. Alan Howe, a member of the Company’s board of directors, is the interim CEO of ALMC.

In connection with the Amended Guaranty, the Company entered into a Guaranty Fee Agreement with ALMC, pursuant to which the Company agrees to pay ALMC a commitment fee of $50,000 and a monthly fee during the term of the Guaranty equal to 10% of the additional guaranteed amount divided by 12. Such commitment fee and the aggregate amount of the monthly fees are payable in cash by the Company within five business days following the termination or expiration of the Amended Guaranty.

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

Quarterly Financial Overview

During the three months ended December 31, 2016, our total revenues decreased by 4%, or $0.2 million, to $6.9 million compared with total revenues of $7.1 million for the three months ended December 31, 2015. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, decreased to $5.1 million during the three months ended December 31, 2016, compared to $5.4 million during the three months ended December 31, 2015. As a percent of total revenues, recurring revenues comprised 74% and 75% of total revenues during the three months ended December 31, 2016 and 2015, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $1.8 million, or 26% of total revenues, representing an increase of $0.1 million, or 3%, over the three months ended December 31, 2015. The decrease in total revenues year over year resulted primarily from decreased maintenance revenues, partially offset by increased revenues from professional services for system implementations.

During the three months ended December 31, 2016, our net loss from operations decreased $1.2 million, or 41%, to $1.7 million, compared to $2.9 million during the three months ended December 31, 2015. The decrease in net loss relates primarily to decreased labor costs, legal activity and rent expense during the three months ended December 30, 2016. The decrease in rent expense resulted from the closure of our San Mateo office during the first quarter of fiscal 2017. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Results of Operations:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in thousands, except percentages)		(in thousands, except percentages)
Recurring revenues	$5,054	$5,354	$15,267	$15,862
Percentage of total revenues	74%	75%	77%	79%
Non-recurring revenues	1,798	1,746	4,661	4,218
Percentage of total revenues	26%	25%	23%	21%
Total revenues	$6,852	$7,100	$19,928	$20,080

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

Maintenance revenues were $0.9 million during the three months ended December 31, 2016, compared to $1.2 million during the three months ended December 31, 2015, a 28% decrease. Subscription revenues remained flat at $4.1 million during the three months ended December 31, 2016, compared to the three months ended December 31, 2015. Maintenance revenues were $2.7 million during the nine months ended December 31, 2016, compared to $4.2 million during the nine months ended December 31, 2015, a 35% decrease. Subscription revenues grew to $12.3 million during the nine months ended December 31, 2016, compared to $11.5 million for the nine months ended December 31, 2015, representing a 7% increase.

Recurring revenues continue to account for approximately 75% of our total revenues, and we expect this trend to continue going forward as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals, and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers.

 Non-recurring revenues. Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues increased by $0.1 million, or 3%, during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, and increased by $0.4 million, or 11%, during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015. This increase was primarily due to the acquisition of b-pack. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

Sales to foreign customers accounted for 27% of total revenues during both the three and nine months ended December 31, 2016, compared to 15% and 18% of total revenues during the three and nine months ended December 31, 2015, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

 Cost of revenues

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost of recurring revenues	$1,777	$1,816	$5,085	$5,003
Percentage of total cost of revenue	51%	53%	51%	52%
Cost of non-recurring revenues	1,734	1,602	4,978	4,583
Percentage of total cost of revenue	49%	47%	49%	48%
Total cost of revenues	$3,511	$3,418	$10,063	$9,586

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the three months ended December 31, 2016, cost of recurring revenues remained flat compared to the three months ended December 31, 2015. During the nine months ended December 31, 2016, cost of recurring revenues increased $0.1 million, compared to the nine months ended December 31, 2015, driven by the amortization of capitalized software, offset by a decrease in costs related to maintenance revenues.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the three months ended December 31, 2016, cost of non-recurring revenues increased $0.1 million, compared to the three months ended December 31, 2015. During the nine months ended December 31, 2016, cost of non-recurring revenues increased $0.4 million, compared to nine months ended December 31, 2015, primarily due to labor costs associated with delivering our cloud-based solutions.

We expect cost of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues throughout the remainder of fiscal 2017.

Gross Profit Dollars and Margin

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gross margin, recurring revenues	65%	66%	67%	68%
Gross margin, non-recurring revenues	4%	8%	(7%)	(9%)
Gross margin, total revenues	49%	52%	50%	52%

Gross profit dollars decreased $0.3 million, or 9%, during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, and decreased $0.6 million, or 6%, during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our new solutions and the related revenue recognition. Gross margins represent gross profit as a percentage of revenue and were affected by the factors discussed above under “Revenues” and “Costs of Revenues.”

We expect that our overall gross margins will continue to fluctuate primarily due to the timing of revenue recognition. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants and the overall utilization rates of our professional services organization.

Operating Expenses

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Total research and development	$1,049	$1,230	$3,052	2,712
Percentage of total revenues	15%	17%	15%	14%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  The decrease of $0.2 million, or 15%, during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, was due primarily to decreased labor costs. The increase of $0.3 million, or 13%, during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms. Additionally, during the nine months ended December 31, 2016, we experienced increased expenses related to the acquisition of b-pack in July 2015.

We expect research and development expenditures to remain relatively flat during the remainder of fiscal 2017.

Sales and Marketing

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Sales and marketing	$2,273	$3,310	$7,843	10,191
Percentage of total revenues	33%	47%	39%	51%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three and nine months ended December 31, 2016, sales and marketing expenses decreased $1.0 million, or 31%, and $2.3 million, or 23%, compared to the three and nine months ended December 31, 2015, respectively, due to lower headcount and commissions.

We expect sales and marketing expenses to slightly increase during the remainder of fiscal 2017 as we increase headcount and marketing efforts to promote our cloud-based solutions.

General and Administrative

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
General and administrative	$1,761	$1,934	$5,432	5,561
Percentage of total revenues	26%	27%	27%	28%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense decreased $0.2 million, or 9%, during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, due primarily to decreased legal and bad debt reserve activity in the current period when compared to the prior period. General and administrative expenses remained decreased $0.1 million, or 2%, during the nine months ended December 31, 2016, when compared to the nine months ended December 31, 2015, as a result of a gain in the settlement of an outstanding litigation, offset by increases resulting from the acquisition of b-pack in July 2015.

We expect general and administrative expenses to remain flat during the remainder of fiscal 2017.

Acquisition Related Costs

Acquisition related expenses during the three and nine months ended December 31, 2015 consist mainly of legal and accounting related costs resulting from due diligence work performed for the acquisition of b-pack, which occurred in July 2015. There were no acquisition related expenses during the three and nine months ended December 31, 2016.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three and nine months ended December 31, 2016, other expense increased $0.3 million and $0.8 million, respectively, when compared to the prior periods, due primarily to increased interest expense on our debt financing agreements, resulting from increased borrowings throughout the current period, as well as increased debt issuance costs related to amendments entered into during the current period.

Liquidity and Capital Resources

	Three Months Ended
	December 31,	March 31,
	2016	2016
	(in thousands)
Cash, cash equivalents and short-term investments	$9,387	$9,418
Working capital	$(9,858)	$(8,113)

	Nine Months Ended
	December 31,	December 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(3,204)	$(5,206)
Net cash used in investing activities	$(1,306)	$(2,042)
Net cash provided by financing activities	$4,263	$3,899

Our primary source of liquidity consisted of approximately $9.4 million in cash and cash equivalents as of December 31, 2016, primarily due to $10.9 million of borrowings under our short-term credit facility, an increase from the $9.0 million received as of March 31, 2016, offset by cash used in our operating activities.

Net cash used in operating activities was $3.2 million for the nine months ended December 31, 2016, resulting primarily from our year-to-date net loss of $7.7 million, offset by non-cash expense adjustments of $4.1 million, which included stock-based compensation, depreciation and amortization and deferred tax liability.

Net cash used in investing activities for the nine months ended December 31, 2016 primarily consisted of capitalized software costs. For the nine months ended December 31, 2015, net cash used in investing activities included costs associated with the acquisition of b-pack SAS in July 2015, as well as the capitalized software costs.

The increase in net cash provided by financing activities during the nine months ended December 31, 2016, compared to the nine months ended December 31, 2015, was primarily due to borrowings under our short-term credit facility during the current period.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

 Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Letter Agreements dated November 7, 2016 amending Severance Agreement of each of Mr. Patrick Stakenas dated June 3, 2015 and John Nolan dated October 7, 2015

10.2	Junior Secured Convertible Note Purchase Agreement, dated December 27, 2016(1)

10.3	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to MILFAM II L.P.(1)

10.4	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to Alimco Financial Corporation(1)

10.5	Amended and Restated Security Agreement, dated December 27, 2016(1)

10.6	Second Amended and Restated Subordination Agreement, dated December 27, 2016(1)

10.7	Amendment to Junior Secured Convertible Promissory Notes, dated December 27, 2016(1)

10.8	Third Amendment to 2015 Guaranty Fee Agreement and Second Amendment to 2016 Guaranty Fee Agreement, dated December 27, 2016(1)

10.9	Amendment Number Nine to Amended and Restated Business Financing Agreement, dated as of January 23, 2017(2)

10.10	Second Amended and Restated Limited Guaranty, dated January 23, 2017(2)

10.11	Guaranty Fee Agreement, dated January 23, 2017 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1) Previously filed in the Company’s report on Form 8-K filed on December 30, 2016

(2) Previously filed in the Company’s report on Form 8-K filed on January 27, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2017	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreements dated November 7, 2016 amending Severance Agreement of each of Mr. Patrick Stakenas dated June 3, 2015 and John Nolan dated October 7, 2015

10.2	Junior Secured Convertible Note Purchase Agreement, dated December 27, 2016(1)

10.3	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to MILFAM II L.P.(1)

10.4	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to Alimco Financial Corporation(1)

10.5	Amended and Restated Security Agreement, dated December 27, 2016(1)

10.6	Second Amended and Restated Subordination Agreement, dated December 27, 2016(1)

10.7	Amendment to Junior Secured Convertible Promissory Notes, dated December 27, 2016(1)

10.8	Third Amendment to 2015 Guaranty Fee Agreement and Second Amendment to 2016 Guaranty Fee Agreement, dated December 27, 2016(1)

10.9	Amendment Number Nine to Amended and Restated Business Financing Agreement, dated as of January 23, 2017(2)

10.10	Second Amended and Restated Limited Guaranty, dated January 23, 2017(2)

10.11	Guaranty Fee Agreement, dated January 23, 2017 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1) Previously filed in the Company’s report on Form 8-K filed on December 30, 2016

(2) Previously filed in the Company’s report on Form 8-K filed on January 27, 2017