Form 10-K
period 2017-03-31
DETERMINE, INC.
filed 2017-06-12
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-29637

DETERMINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $1.70 per share as reported by The NASDAQ Capital Market on that date, was $10,705,616.

As of June 5, 2017, the registrant had 12,102,729 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

DETERMINE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2017

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

PART I

Item 1. Business

Overview

Determine, Inc. is a leading global provider of SaaS Source-to-Pay and Enterprise Contract Lifecycle Management (“ECLM”) solutions. The Determine Cloud Platform provides procurement, sourcing, finance and legal professionals with the flexibility, agility and scalability they need to optimize spend, supplier, contract and financial performance goals. We empower users across the full source-to-pay continuum, including sourcing, supplier management, contract management and procure-to-pay applications, to deliver efficiency and data insight for their operational business processes, third-party relationships and contractual obligations.

Our Vision: To be the global leader of cloud solutions empowering organizations to make more informed decisions from their proprietary data.

Our Mission: To provide industry leading cloud solutions to maximize our customers’ visibility and financial return from their spend, supplier and contractual data.

Our name, Determine, stands for delivering conclusions through analysis. Using our expertise and experience to simplify business complexities with business processes, we help customers successfully turn pain points into insights and challenges into bottom-line results.

On July 2, 2014, we completed our acquisition of Iasta.com, Inc. and Iasta Resources, Inc. (together “Iasta”), both Indiana corporations. The acquisition of Iasta allowed us to provide easier access to contract management, strategic sourcing and spend management, and increased our market coverage in locations worldwide.

On July 31, 2015, we completed the acquisition of b-pack SAS (“b-pack”), a French societe par actions simplifiee. The acquisition provided us source-to-pay solutions focused on providing end-to-end procurement capabilities, including eProcurement, purchase-to-pay, asset management, budget management, invoice management and expense management.

On October 15, 2015, we amended our Certificate of Incorporation and amended and restated our Bylaws to change our name from Selectica, Inc. to Determine, Inc., which became effective immediately. Our common stock began trading under the ticker symbol “DTRM” on October 19, 2015.

In rebranding as Determine in October of 2015, we formally combined three legacy industry leaders and brands — Selectica, Iasta and b-pack — under one new name, and continue to accelerate the execution of our strategic plan. As of the end of the second quarter of our fiscal year 2017, our new customers are choosing to leverage the Determine Cloud Platform and the flexibility, scalability, data visibility and process efficiency it provides.

Determine serves more than 250 global customers spanning a wide spectrum of industries including, but not limited to, financial services, insurance, pharmaceuticals, healthcare, retail, transportation and manufacturing. In a global economic climate with increasing uncertainty and volatility, organizational flexibility and agility remain paramount. Customers are looking for innovative technology tools, thinking and expertise that can help them streamline processes to drive operational efficiency, align functions and leverage the enormous untapped value in their organizational data. Determine delivers a “now and later” platform - a modular approach that solves immediate challenges, but enables growth as needs dictate.

Customers use our solutions to discover previously unseen supplier, contractual and spend data to maximize savings, drive new revenue, control costs, improve workflow efficiencies, mitigate risks and make more informed and smarter business decisions.

The Determine Cloud Platform

We empower global businesses to translate source-to-pay technology into results. Unlike point solutions, suites or “cobbled-together” platforms, our modular solutions are built around a robust and highly configurable business-centric technology, the Determine Cloud Platform.

The Determine Core

The unique power of our Determine Cloud Platform emanates from the Determine Core.

Determine offers a common, reliable and powerful engine at the heart of its multi-tenant cloud platform. The Determine Core is the foundational building block of the Determine Cloud Platform, and is what empowers customers to stay focused on streamlining their business processes across functions. It is the basis for how the platform integrates proprietary master database, metadata with our business process engine to provide a single source of data truth across a customer’s entire business enterprise. It also optimizes the functionality of our solutions through embedded analytics, open application programming interface (“API”) and a business network that combine to provide end-to-end solution visibility and control.

Simplified implementation and configuration, and seamless integration with existing ERP and other enterprise systems, empowers collaboration, efficiency and agility. By using our SaaS applications built on the Determine Cloud Platform, business stakeholders at all levels of the organization are empowered to collaborate and make more accurate and confident decisions.

The Determine Core works for our customers by:

●	Leveraging dynamic process and workflow capability to easily accommodate different buying patterns required for managing complex category spend related product to services.
●	Providing an easily accessible platform to search, identify and report on procurement-related activities from sourcing, contract management, purchasing and invoicing.
●	Providing a foundation based on responsive design and mobility that will enable a wider set of users to use the system for promoting usage and compliance.
●	Providing an easily accessible approach for improving insights for managing compliance related to both internal and external audit activities.

Integrated Solutions on the Determine Cloud Platform

The Determine Cloud Platform offers the following functional capabilities built around the Determine Core:

●

Sourcing — Our sourcing solution provides robust sourcing tools, from onboarding and validation, to managing sourcing requirements that are integrated with source-to-pay. Our eSourcing applications help organizations solicit and evaluate information and proposals, while supporting "project" bidding through live events, where the outcomes can have immediate, long-term impact on their businesses. Determine helps simplify the large-scale, complex bid events with thousands of line items and awards spanning multiple suppliers. In addition, Determine helps customers meet operational sourcing needs, such as price checks or requests for quote, using information from our procure-to-pay capabilities on the integrated Determine Cloud Platform.

●

Contract Management — Our contract management solution helps businesses gain visibility into all their contracts. An intuitive user interface provides a consumer-like online experience, with a focus on self-service and collaboration. Features like built-in redlining and integrated DocuSign console, make day-to-day searching, authoring, approvals and contract administration easy and productive. By managing contracts on one comprehensive platform, Determine optimizes shared data, giving all contract stakeholders new insights into their commercial counterparty relationships.

●

Procurement — Our procurement solution helps businesses drive adoption, control spend and capture savings across users, devices and locations. An intuitive user interface provides self-service and collaborative features that make day-to-day search and purchase easy for the corporate buyer. Determine’s procurement solution simplifies the entire requisition to purchase order to payment processing stream by automating every step and capturing the data generated for analysis later.

●

Invoice Management — Our invoice management solution makes invoicing faster, more accurate, more compliant and automated. End-to-end process automation results in higher accuracy, time savings, enhanced spend control, improved cash flow, working capital optimization and reduced outstanding receivables for suppliers. Determine helps improve productivity by eliminating redundant data entry, accelerating the invoice-to-payment cycle and enabling simple resolution of matching errors and exceptions.

●

Financial Management — Our financial management solution empowers customers to drive and control spend on a long-term and day-to-day basis by automating and translating spend into budget management efforts. Through real time spend to budget analysis, departments can confirm or correctly align with financial and organizational goals. Consolidating budgets, cost centers, general ledger accounts and analytic code data on one comprehensive platform empowers financial leaders to make informed decisions about budget and spend management forecasting.

●

Supplier Management — Our supplier management solution provides companies with a portfolio of supplier capabilities from onboarding and validation, to score-carding, KPI performance measurement, risk management and more. Supplier master data management, metadata tagging, business process engine and configurable business apps empower departments to extend their agile process beyond the post-procurement role. Through accelerated digitization and innovation, we help customers build supplier relationships that build business.

●

Business Applications — Determine provides business applications with enhanced tools and flexibility to take advantage of other solution areas outside of source to pay, to get even more functionality out of our integrated platform and achieve greater business results. Our configurable and flexible technology makes it simple to add business applications for managing additional business needs.

○

Asset Management – Our asset management solution provides a way for organizations to manage fixed asset types of equipment and manage the associated equipment stock or asset licensing. The solution allows tracking and managing of corporate assets in terms of description, cost center, asset tag, serial number and users, among other criteria. The solution also allows users to understand the assignment of assets based on various criteria and asset types, linkages to purchase order and receipts, and the allocation to a specific location.

○

Inventory Management - Our inventory management solution helps organize and manage stored inventory stock items, and optimize planning strategy for replenishment. The inventory management solution is fully integrated with internal requisitions and external purchase orders, provides full inventory movement history (in and out) with customizable reason codes, inventory valuation (weighted average cost), and physical inventory counting and balance updates.

●

Analytics — Determine provides business intelligence insights and executive level reporting for all solutions on the platform by combining analytics on any business process managed on the platform, notifications and alerts, and the creation of custom reports using a report generator on any data created and managed on the Determine Cloud Platform. The open Application Programming Interface framework also allows the Determine Cloud Platform to integrate with other enterprise and external systems, such as ERP, CRM, or market data for bridging all data elements from multiple, disparate and external sources into KPI dashboard reporting. Users encounter dashboards that are developed from modern business intelligence approaches such as self-service analytics and an intuitive click-through design.

The Determine Cloud Platform also offers a business network, or hub, for coordinating buyers, partners and suppliers looking to engage and collaborate on the Determine Cloud platform. This is done through a supplier portal, open supplier network or through the partners business app portal, where partners can offer their business applications on the platform. The idea of interoperability is at the heart of the Determine platform, as it is an open network that works within a wider technology ecosystem. The Determine Cloud Platform integrates with focused providers in areas including CRM, e-signatures, document management, external market data, and other business platforms.

Best of Breed Solutions

The three category leaders that came together to form Determine - b-pack, Iasta and Selectica - each have a heritage of innovation, creativity and transformative technology. In addition to the Determine Cloud Platform, our existing customers leverage these solutions to achieve a range of business results:

●

SmartContracts® helps companies take control of their contract processes by converting from paper-based to electronic documents and by unlocking multiple layers of critical business data. SmartContracts® combines a single, enterprise-wide contract repository and authoring platform with a flexible workflow engine capable of supporting each organization’s unique contract management processes - from request, authoring, negotiation, approval and e-signature through ongoing obligations management, analysis, reporting, and renewals.

●

SmartSource® allows suppliers and our customers to seamlessly interact to exchange information and collaborate, ultimately helping our customers to build and maintain relationships with their supplier base that align with internal policies and regulatory requirements. SmartSource® provides an enterprise scale solution to support the processes of supplier on-boarding, supplier selection and ongoing supplier management, with a cloud-based supplier portal and sophisticated supplier selection optimization techniques.

●

SmartAnalytics® delivers powerful business insights and executive reporting by combining our industry knowledge, data analytics and expertise, customer data created, SmartContracts® and SmartSource®, as well as in other enterprise systems, such as ERP, CRM and external market data. In addition, our customers have the ability to collaborate and share spend trends and the insights from enterprise-wide spend analysis activities.

●

Configuration Solution is a patented Configuration engine which streamlines the management and dissemination of complex product information, enabling companies to accelerate the opportunity-to-order process for manufacturers, service providers, and financial services companies.

Along with our solutions, we provide customers with an array of professional services to assist them in implementations, configurations, system upgrades, migrations, and solution architecture.

PlatformanceSM

PlatformanceSM is Determine's doctrine that empowers customers to achieve enterprise success when people, data and business processes work together in perfect harmony. Platformance is not just about technology, but is what our customers are empowered to achieve.

How Determine customers achieve Platformance:

●	Up-and-running integration, instead of downtime.
●	Ease of use that speeds user buy-in.
●	Modular solutions offered on a single platform allow customers to start with one or two solutions and add on as needed, without re-implementing.
●	A single source of data truth that’s visible, accessible and spans the entire customer enterprise — a critical differentiator for Determine.
●

Our business process management on Determine Core links solutions and departmental workflows together. Simplifying complexity means linking and integrating all the workflows and solutions in an organization together across the source-to-pay continuum to empower collaboration and achieve business success.

●	Easy-to-add features and the power of open collaboration enable customers to solve complex pain points today, and tomorrow.
●	Built-in self-service tools that empower users across the organization increasing visibility and access to information, efficiency and collaboration.

Competitive Strengths

We believe our key competitive strengths include:

●

PlatformanceSM. Platformance embodies best practices and best-in-class functionality on a single platform. Unique to the industry, customers are able to start with one or two applications configured to meet their most urgent needs to achieve immediate, bottom-line results. Customers can add more capabilities as required with additional modules or business apps without reimplementation.

●

Scalability. Solutions on the Determine Cloud Platform cater to a variety of market needs, from Global 2000 enterprises with multi-solution deployments across multiple countries, to mid-tier organizations with targeted vertical requirements in individual jurisdictions. Once implemented, customers are able to extend the functional range of their solutions across departments, offices and geographies quickly and seamlessly.

●

Configurability. Modularity gives companies the ability to mix and match platform solutions, as needed. Leveraging Determine Core components and solutions streamlines multiple, complex workflows into a dynamic process, expediting each step to completion through collaboration.

●

Global and Local. Local expertise in the US, UK and Europe provides an on-the-ground presence that has established a deep knowledge base of legal, technical, financial and regulatory requirements. This speeds implementation and deployment, and optimizes customers’ service.

●

Network Partnerships. We leverage our dynamic business partner ecosystem of leading global companies to collaborate on transforming our customers’ enterprises, making them more competitive and providing opportunities to grow. This network is another way Determine is expanding market share, reaching new industries and developing broader offerings.

Employees

As of March 31, 2017, we had a total of 148 employees, 8 of which are located in the United Kingdom, 47 of which are located in France and 93 of which are located in the United States. Of the total, 36 are full-time product and technical writing specialists engaged in research and development, 63 are engaged in professional services, 27 are engaged in sales and marketing, and 22 are engaged in general and administrative. We also have 76 individuals contracted through our Odessa, Ukraine facility, with 21 in professional service and 55 engineers in research and development. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

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

Our marketing department is engaged in revenue-centered, sales-support and brand awareness-building activities. We utilize lead generation programs including both inbound and outbound marketing with public relations, speaking programs, creation and production of thought leadership resources, event hosting and market analyst relations.

Research and Development

To date, we have invested substantial resources in research and development. Our team primarily works on product development, enhancements, documentation, and quality assurance. During the fiscal years ended March 31, 2017 and 2016, we invested approximately $5.6 million and $5.0 million, respectively, on research and development, inclusive of $1.8 million and $1.4 million capitalized research and development costs, respectively.

Enhancements to our existing products are released periodically to add new features, improve functionality and incorporate feedback and suggestions from our customers. These updates are usually provided as part of the product subscription or license arrangement.

International Operations

Since fiscal 2011, we maintained a relationship with a third-party operating a research and operations center in Odessa, Ukraine. This facility represents a significant investment for us as we continue to execute on our global expansion strategy. Our operations in Ukraine with our third-party partner have not been materially affected by the recent political events in that country, and we have put certain contingency plans in place to minimize any disruption.

Competition

The market for cloud-based software solutions in general, including Sourcing, Supplier Management, Procurement, and Contract Management and Configuration solutions, continues to rapidly change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from companies such as SAP, Apttus, Coupa, Ivalua and IBM, as well as (i) software companies that offer integrated solutions or specific products that compete with our ECLM Configuration solutions, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations. Some of these competitors are larger than us and may only compete in a segment of ours.

We believe that the principal competitive factors affecting our market include product reputation, functionality, ease-of-use, ability to integrate with other products and technologies, quality, performance, price, customer service and support, and the vendors’ reputation. Although we believe that our products currently compete favorably with regard to such factors, we cannot assure that we can maintain our competitive position against current and potential competitors. Increased competition may result in price reductions, less beneficial contract terms, reduced gross margins and loss of market share, any of which could materially and adversely affect our business, operating results and financial condition.

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

 Corporate Information

We were incorporated in California in June 1996, under the name Selectica, Inc., and re-incorporated in Delaware in November 1999 prior to changing our name to Determine, Inc. on October 15, 2015. Our principal executive office is located at 615 West Carmel Drive, Suite 100, Carmel, Indiana 46032. Our website is www.determine.com.

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

We incurred net losses of approximately $9.4 million and $14.0 million for the fiscal years ended March 31, 2017 and 2016, respectively. We had an accumulated deficit of approximately $311.7 million as of March 31, 2017. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company, we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

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

Our revenues are dependent on orders from a relatively small number of customers. No customer was over 10% of our revenue in fiscal year 2017 or 2016. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be significantly harmed.

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

Likewise, if our customers do not renew maintenance services or purchase additional products, our operating results could suffer. Historically, we have derived and expect to continue to derive a significant portion of our total revenue from existing customers who purchase additional products or renew subscription licenses and maintenance agreements. Our customers may not renew such maintenance agreements or expand the use of our products. In addition, as we introduce new products, our current customers may not require or desire the features of our new products. If our customers do not renew their subscriptions or maintenance agreements with us or choose not to purchase additional products, our operating results could suffer.

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

The market for software and services that enable electronic commerce is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly held and private software companies that offer integrated solutions or specific contract management and/or sales Configuration solutions and (ii) internally developed solutions. Existing and potential competitors include companies such as SAP, Apttus, Coupa, Ivalua and IBM.

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

We depend on our direct sales force for a significant portion of our current sales, and our future growth depends in part on the ability of our direct sales force to develop customer relationships and increase sales to a level that will allow us to reach and maintain profitability. If we are unable to retain qualified sales personnel or if newly hired personnel fail to develop the necessary skills or to reach productivity when anticipated, we may not be able to increase sales of our products and services, and our results of operations could be significantly harmed.

If we are unable to successfully manage our professional services organization, we will be unable to provide our customers with technical support for our products, which could significantly harm our business and operating results.

Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements, and training and, to a lesser extent, perpetual license sales. Professional services generated 24% and 21% of our total revenues during the fiscal years ended March 31, 2017 and 2016, respectively. Our professional services revenues have incurred losses more than recurring revenues. We often charge for our professional services on a fixed-fee basis. If we are required to spend more hours than planned without being able to bill our customers for these overages, our cost of services revenues could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

If new versions and releases of our products contain errors or defects, we could suffer losses and negative publicity, which would adversely affect our business and operating results.

Complex software products such as ours may contain errors or defects, including errors relating to security, particularly when first introduced or when new versions or enhancements are released. In the past, we have discovered defects in our products and provided product updates to our customers to address such defects. Our products and other future products may contain defects or errors that could result in lost revenues, a delay in market acceptance or negative publicity, each of which would significantly harm our business and operating results.

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

Our servers are vulnerable to physical or electronic break-ins and similar disruptions, which could lead to loss of data or public release of proprietary information. In addition, unauthorized persons may improperly access our data. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy and could adversely affect our results of operations.

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

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity and debt financings and payments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Our existing credit facility is a material source of funding for our operations and it currently has a maturity date of April 20, 2019. It is a condition of our existing credit facility that we maintain certain guarantees from Lloyd I. Miller, III (“Mr. Miller”), the company’s largest stockholder, and his affiliates. The current guaranties are in effect through April 30, 2019. The guaranties also provide that if the maturity date our existing credit facility is subsequently amended, the guaranties would automatically extend for a period covering through the extended maturity date under our current credit facility, but no later than July 30, 2020. There is no guarantee our current credit facility will be extended and we may not have access to credit facilities if we are not able to maintain guaranties, for which there is no assurance.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of customer prepayments or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If guaranties are required, we may not be able to timely secure them and/or they may require additional costs to the company. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Risks Related to Ownership of Common Stock

Our stock price could decline because of recent financing activities.

On March 11, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Lloyd I. Miller, III (“Mr. Miller”), the Company’s largest stockholder, and MILFAM II L.P. and the Lloyd I. Miller Trust A-4, two affiliates of Mr. Miller (collectively the “Debt Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes to the Debt Investors in the aggregate principal amount of $3 million, which notes were amended on December 16, 2015 and December 27, 2016 (as amended, the “March 2015 Notes”). The March 2015 Notes are due on December 16, 2020. The Company has the option to pay any amounts of interest due under the March 2015 Notes by capitalizing, compounding and adding to the unpaid principal amount of the March 2015 Notes the amount of accrued interest, based upon an interest rate amount calculated at 10% per year, provided that the Company is not then under default under the March 2015 Notes or related financing agreements. The outstanding principal and interest under the March 2015 Notes may be converted into shares of Company common stock at the sole option of the Debt Investors at any time prior to the maturity date, at a conversion price of $5.70 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date).

On December 16, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Mr. Miller and MILFAM II L.P., the Lloyd I. Miller Trust A-4 and Alimco Financial Corporation, a Delaware corporation formerly known as Alliance Semiconductor Corporation, each an affiliate of Mr. Miller (collectively the “Additional Debt Investors” and, together with the Debt Investors, the “Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “December 2015 Notes”) to the Additional Debt Investors in the aggregate principal amount of $2.5 million, which notes were amended on December 27, 2016 (as amended, the “December 2015 Notes”). The December 2015 Notes are due on December 16, 2020. The Company has the option to pay any amounts of interest due under the December 2015 Notes by capitalizing, compounding and adding to the unpaid principal amount of the December 2015 Notes the amount of accrued interest, based upon an interest rate amount calculated at 10% per year, provided that the Company is not then under default under the December 2015 Notes or related financing agreements. The outstanding principal and interest under the December 2015 Notes may be converted into shares of Company common stock at the sole option of the Additional Debt Investors at any time prior to the maturity date, at a conversion price of $3.00 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date, and subject to adjustment in the event of certain private placements).

Further, on December 27, 2016, the Company entered into a Junior Secured Convertible Note Purchase agreement with certain of the Additional Debt Investors) pursuant to which the Company issued and sold junior secured convertible promissory notes (the “December 2016 Notes” and, together with the March 2015 Notes and the December 2015 Notes, the “Notes”) to such Additional Debt Investors in the aggregate principal amount of $2 million. The December 2016 Notes are due on December 27, 2021. The Company has the option to pay any amounts of interest due under the December 2016 Notes by capitalizing, compounding and adding to the unpaid principal amount of the December 2016 Notes the amount of accrued interest, based upon an interest rate amount calculated at 12% per year, provided that the Company is not then under default under the December 2016 Notes or related financing agreements. The outstanding principal and interest under the December 2016 Notes may be converted into shares of Company common stock at the sole option of the holders of such December 2016 Notes at any time prior to the maturity date, at a conversion price of $3.00 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date, and subject to adjustment in the event of certain private placements).

Additionally, in the event of a merger, consolidation, or sale of the Company or substantially all of its assets, the Notes may, at the election of the Investors, be either repaid in cash or converted into shares of Company common stock at the then-current conversion price for each such Note.

Assuming conversion in full of all obligations under the Notes at the end of the term, approximately an additional 3.2 million shares of common stock will be issued and outstanding, diluting our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future conversion of the Notes. Additionally, sales in the public market of the shares of common stock acquired upon conversion of the Notes, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

 The Investors have substantial voting power on matters submitted to a vote of stockholders.

Based on 12,078,307 shares of common stock outstanding as of March 31, 2017, the shares of common stock issued or issuable to the Investors upon conversion of the Notes would represent, in the aggregate, approximately 26% of the voting power of our stock.  Additionally, Mr. Miller, together with his affiliated entities, participated in the debt financings described above and is the Company’s largest existing stockholder. Because the Investors own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.

In addition, the ownership by the Investors of a substantial percentage of our total voting power could make it more difficult and expensive for a third party to pursue a change of control of the Company, even if a change of control would generally be beneficial to our stockholders.

 Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

We lease approximately 8,795 square feet of space for our corporate headquarters in Carmel, Indiana. We have additional domestic offices in Atlanta, Georgia and Washington D.C. We also have international sales offices in Paris, France, Aix-en-Provence, France and London, United Kingdom.

In connection with the relocation of its headquarters to Carmel, Indiana, the Company terminated its lease obligation at the San Mateo, California location as of July 31, 2016.

Item 3.	Legal Proceedings

From time to time, we are subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, In the future we may be subject to lawsuits, including claims relating to intellectual property matters or securities laws. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business. If successful against us, we could be liable for large damage awards and, in the case of patent litigation, subject to injunctions that significantly harm our business. See Note 11, Litigation and Contingencies, for additional information regarding legal proceedings against us, including the recent settlement of lawsuits related to our b-pack acquisition.

Item 4.	Mine Safety Disclosures

 Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol “DTRM.” Our common stock began trading in March 2000 under the symbol “SLTC,” which was changed to DTRM effective October 19, 2015.

As of March 31, 2017, there were approximately 72 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. The table below sets forth the high and low sales price per share of our common stock for each quarter in the last two fiscal years.

	High	Low
Fiscal 2017
First Quarter	$1.94	$0.82
Second Quarter	$1.95	$1.30
Third Quarter	$2.20	$1.55
Fourth Quarter	$3.79	$1.82
Fiscal 2016
First Quarter	$7.99	$5.01
Second Quarter	$5.38	$3.66
Third Quarter	$5.79	$1.95
Fourth Quarter	$2.63	$1.39

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2017, certain information regarding our equity compensation plans (in thousands, except per share amounts)(1)(2):

	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSU's	Weighted Average Exercise Price per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders
1996 and 1999 Equity Incentive Plans	239	$6.20	-
2015 Equity Incentive Plan	3,355	$2.13	594
Equity compensation plans not approved by stockholders
IASTA	375	$6.61	-
Inducement Plan	642	$4.32	-
NOLN Plan(1)	100	$3.34	-
Total	4,711	$3.06	594

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)	Effective November 7, 2012 there is no provision to automatically increase the number of shares reserved for issuance under our equity compensation plans approved by stockholders.

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

The Compensation Committee of the Board of Directors administers the Supplemental Plan and has complete discretion to make all decisions relating to the interpretation and operation of the Supplemental Plan. The Compensation Committee has the discretion to determine which eligible persons are to receive an award, and to determine the type, number, vesting requirements and other features and conditions of each award. The exercise price of options may be paid with cash, outstanding shares of common stock, the cashless exercise method through a designated broker, a pledge of shares to a broker or a promissory note. The purchase price for newly issued restricted shares may be paid with cash, a promissory note or the rendering of past or future services. The Compensation Committee may reprice options and may modify, extend or assume outstanding options. The Compensation Committee may accept the cancellation of outstanding options in return for the grant of new options. The new option may have the same or a different number of shares and the same or a different exercise price. If a merger or other reorganization occurs, the agreement of merger or reorganization shall provide that outstanding options and other awards under the Supplemental Plan shall be assumed or substituted with comparable awards by the surviving corporation or its parent or subsidiary, shall be continued by the Company if it is the surviving corporation, shall have accelerated vesting and then expire early or shall be cancelled for a cash payment. If a change in control occurs, awards will become fully exercisable and fully vested if the awards do not remain outstanding, are not assumed by the surviving corporation or its parent or subsidiary and if the surviving corporation or its parent or subsidiary does not substitute its own awards that have substantially the same terms for the awards granted under the Supplemental Plan. If a change in control occurs and a plan participant is involuntarily terminated within 12 months following this change in control, then the vesting of awards held by the participant will accelerate, as if the participant provided another 12 months of service. A change in control includes: a merger or consolidation after which the then-current stockholders own less than 50% of the surviving corporation, a sale of all or substantially all of the assets, a proxy contest that results in replacement of more than one-half of the directors over a 24-month period or an acquisition of 50% or more of the outstanding stock by a person other than a person related to the Company, including a corporation owned by the stockholders. The Board of Directors may amend or terminate the Supplemental Plan at any time. The Supplemental Plan will continue in effect indefinitely unless the Board of Directors decides to terminate the plan earlier.

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

Recent Sales of Unregistered Securities

Reference is made to the description of our sale and issuance of junior secured convertible promissory notes and unregistered shares of common stock on December 27, 2016, as disclosed in our Current Report on Form 8-K previously filed on December 30, 2016.

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Risk Factors” section set forth above.

Overview

Determine, Inc. is a leading global provider of SaaS Source-to-Pay and Enterprise Contract Lifecycle Management (“ECLM”) solutions. We provide cloud-based software solutions that empower users across the full source-to-pay continuum, including sourcing, supplier management, contract management and procure-to-pay applications, to deliver efficiency and data insight for their operational business processes, third-party relationships and contractual obligations.

The Determine platform is an open technology infrastructure based on smart process application models. The goal of our platform is to establish awareness of relevant data, manage business documents, embed analytical tools, create a means for collaboration, and provide advanced process management tools for fully integrating business processes through an open application program interface (“API”) infrastructure. Built on a unified and highly scalable platform, we deliver deep and innovative capabilities in strategic sourcing, supplier management, ECLM, e-procurement, invoicing and other business operation areas.

In addition to our source to pay and enterprise contract lifecycle management solutions suite, we also provide a powerful, patented configuration engine solution, which Global 1000 companies use to increase revenue by facilitating the right combination of products, services and price.

Summary of Operating Results for Fiscal 2017

During the year ended March 31, 2017, our total revenues increased by 3% or $0.7 million, to $27.5 million compared with total revenues of $26.8 million during the year ended March 31, 2016. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues remained flat during the year ended March 31, 2017, compared to the year ended March 31, 2016. As a percent of total revenues, recurring revenues comprised 76% and 78% of total revenues during the years ended March 31, 2017 and 2016, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $6.6 million, or 24%, of total revenues, representing an increase of $0.7 million, or 11%, over the year ended March 31, 2016. The increase in total revenues year over year resulted primarily from increased revenues from professional services for system implementations, offset by decreased maintenance revenues.

During the year ended March 31, 2017, our net loss from operations decreased $6.1 million, or 44%, to $7.8 million, compared to $13.9 million during the year ended March 31, 2016. The most significant factors affecting the decrease of our net loss were (i) realized savings from restructuring activities in the prior fiscal year, and (ii) a decrease in operating expenses in connection with ongoing expense management in fiscal year 2017.

Shift in Business Model

In response to market demand, beginning in fiscal 2012, and continuing through fiscal year 2017, we have shifted our primary business focus from the sale of perpetual licenses to subscription license arrangements for our cloud-based solutions. Our business and revenue model is now focused on recurring revenues. This shift has adversely affected our short-term financial results and cash flows since the financial terms of the subscription arrangements typically require smaller periodic payments over the term of the arrangement versus the larger, initial payments we have historically received under the perpetual license arrangements. However, we believe that the subscription licensing arrangements have increased our ability to attract new customers and improve the predictability of our revenues and cash flows by reducing our dependency on the larger, perpetual licensing arrangements. Despite the shift in our business model to focus more on our subscription licensing arrangements, our customers have varied preferences for how they want to deploy our solutions. As such, we will continue to offer and support the traditional perpetual software license model that some of our customers still prefer.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements include, but are not limited to, those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, best estimate of selling price and income taxes. Our methods and accounting policies applicable to these critical estimates are as described in the notes to our consolidated financial statements.

Results of Operations

Revenues

	For years ended March 31,
	2017	2016
	(in thousands, except percentages)
Recurring revenues	$20,895	$20,843
Percentage of total revenues	76%	78%
Non-recurring revenues	$6,568	$5,917
Percentage of total revenues	24%	22%
Total revenues	$27,463	$26,760

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  Recurring revenues remained flat during the year ended March 31, 2017, in comparison to the year ended March 31, 2016, due to subscription revenue growth, offset by decreased maintenance revenues. Subscription revenue growth continued to drive the growth in recurring revenues. Maintenance revenues were impacted by decreased renewals of previously sold perpetual licenses, while subscription revenues increased due to the acquisition of b-pack during the second quarter of 2015, new customers we entered into contract with during the current period and certain one-time adjustments to relieve deferred revenue of previously unrecognized revenue.

Subscription revenues grew to $17.0 million during the year ended March 31, 2017, compared to $15.6 million during the year ended March 31, 2016, representing a 9% increase. Maintenance revenues were $3.6 million during the year ended March 31, 2017, compared to $5.1 million during the year ended March 31, 2016, representing a 29% decrease.

Recurring revenues continue to account for approximately 76% of our total revenues, and we expect this trend to continue going forward as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers.

Non-recurring revenues. Non-recurring revenues are mainly comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues increased by $0.7 million, or 11%, during the year ended March 31, 2017, compared to the year ended March 31, 2016. This increase was primarily due to the acquisition of b-pack. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

Sales to foreign customers accounted for 30% and 21% of total revenues during the years ended March 31, 2017 and 2016, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

Cost of Revenues

	For years ended March 31,
	2017	2016
	(in thousands, except percentages)
Cost of recurring revenues	$7,017	$6,846
Percentage of total cost of revenues	52%	53%
Cost of non-recurring revenues	$6,608	$6,123
Percentage of total cost of revenues	48%	47%
Total cost of revenues	$13,625	$12,969

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the year ended March 31, 2017, cost of recurring revenues increased $0.2 million, or 2%, compared to the year ended March 31, 2016, driven by amortization of capitalized software, offset by a decrease in costs related to maintenance revenues.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the year ended March 31, 2017, cost of non-recurring revenues increased $0.5 million, or 8%, compared to the year ended March 31, 2016, primarily due to labor costs associated with delivering our cloud-based solutions.

We expect costs of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues in the foreseeable future.

Gross Profit

	For years ended March 31,
	2017	2016
	(in thousands, except percentages)
Gross margin, recurring revenues	66%	67%
Gross margin, non-recurring revenues	(1%)	(3%)
Gross margin, total revenues	50%	52%

Gross profit dollars remained flat during the year ended March 31, 2017, compared to the year ended March 31, 2016. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our newer solutions and the related revenue recognition. Gross margins represent gross profit as a percentage of revenue and were affected by the factors discussed above under “Revenues” and “Costs of Revenues.”

We expect that our overall gross margins will continue to fluctuate primarily due to the timing of revenue recognition. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third party consultants and the overall utilization rates of our professional services organization.

Operating Expenses

Research and Development Expenses

	For years ended March 31,
	2017	2016
	(in thousands, except percentages)
Research and development	$3,771	$3,612
Percentage of total revenues	14%	13%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  The increase of $0.2 million, or 4%, during the year ended March 31, 2017, compared to the year ended March 31, 2016, was due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms. Additionally, during the year ended March 31, 2017, we experienced increased expenses related to the acquisition of b-pack in July 2015. The increase was offset by research and development tax credits received from the French government by our French subsidiary, as well as a $0.4 million increase in capitalized research and development costs. We capitalized $1.8 million and $1.4 million of research and development costs during the years ended March 31, 2017 and 2016, respectively.

We expect research and development expenditures to slightly increase in the foreseeable future. As we continue to invest in enhancements to our existing products, by adding new features, improving functionality and incorporating feedback and suggestions from our customers, the expenditures will be offset by our ability to capitalize the related allowable costs. Additionally, while we will continue to pursue research and development tax credits, the unpredictability of the government program funding and timing may limit us in recognizing the same extent of tax credits in future periods.

Sales and Marketing Expenses

	For years ended March 31,
	2017	2016
	(in thousands, except percentages)
Sales and marketing	$10,352	$13,222
Percentage of total revenues	38%	49%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the year ended March 31, 2017, sales and marketing expenses decreased $2.9 million, or 22%, compared to the year ended March 31, 2016, due to lower commissions and headcount throughout the year.

We expect sales and marketing expenses to slightly increase in the foreseeable future as we increase headcount and marketing efforts to promote our cloud-based solutions.

General and Administrative Expenses

	For years ended March 31,
	2017	2016
	(in thousands, except percentages)
General and administrative	$7,495	$8,099
Percentage of total revenues	27%	30%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense decreased $0.6 million, or 7%, during the year ended March 31, 2017, compared to the year ended March 31, 2016, due primarily to a gain in the settlement of an outstanding litigation, offset by increases resulting from the acquisition of b-pack in July 2015.

We expect general and administrative expenses to remain flat in the foreseeable future.

Acquisition Related Costs

Acquisition related expenses during the year ended March 31, 2016 consist mainly of legal and accounting related costs resulting from due diligence work performed for the acquisition of b-pack, which occurred in July 2015. There were no acquisition related expenses during the year ended March 31, 2017.

Impairment of Software Development Costs

Impairment of software development costs during the year ended March 31, 2016 relate to an investment previously made in what was to be a separate platform that would hold all of our product offerings, which was deemed unnecessary subsequent to the acquisition of b-pack in July 2015. There were no impairment charges during the year ended March 31, 2017.

Restructuring Costs

Restructuring costs during the year ended March 31, 2016 consist of employee severance costs and other contract termination costs to improve our cost structure prospectively. As part of the process of consolidating companies and moving forward with our unified platform strategy, we evaluated our operations for duplication of efforts and work not in full alignment with our strategy which resulted in the elimination of eleven positions.  These positions were primarily executives and included a direct report to the CEO. There were no restructuring costs during the year ended March 31, 2017.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During year ended March 31, 2017, other expense increased $1.2 million, when compared to the year ended March 31, 2016, due primarily to increased interest expense on our debt financing agreements, resulting from increased borrowings throughout the current period, as well as increased debt issuance costs related to amendments entered into during the current period.

Benefit from Income Taxes

We recorded an income tax benefit of $0.2 million and $0.5 million during the years ended March 31, 2017 and 2016, respectively. The decrease in benefit was primarily due to our increased loss position, primarily in our foreign operations, in the year ended March 31, 2017, compared to the year ended March 31, 2016.

Liquidity and Capital Resources

	As of or for years ended March 31,
	2017	2016
	(in thousands)
Cash, cash equivalents and short-term investments	$9,429	$9,418
Working capital	$(10,319)	$(8,113)
Net cash used in operating activities	$(3,355)	$(5,850)
Net cash used in investing activities	$(1,886)	$(2,348)
Net cash provided by financing activities	$5,064	$4,547

Our primary source of liquidity consisted of approximately $9.4 million in cash and cash equivalents as of March 31, 2017, primarily due to $11.9 million of borrowings under our short-term credit facility, an increase from the $9.0 million of borrowings as of March 31, 2016, offset by cash used in our operating activities.

Net cash used in operating activities was $3.4 million for the year ended March 31, 2017, resulting primarily from our net loss of $9.4 million, offset by non-cash expense adjustments of $5.5 million, which included depreciation and amortization, stock-based compensation and deferred tax liability. Net cash used in operating activities was $5.9 million during the year ended March 31, 2016, resulting primarily from our net loss of $14.0 million offset by non-cash expense adjustments of $6.4 million, which included a $1.4 million impairment charge, in addition to those items listed for 2017.

Net cash used in investing activities for the year ended March 31, 2017 primarily consisted of capitalized software costs. For the year ended March 31, 2016, net cash used in investing activities included costs associated with the acquisition of b-pack SAS in July 2015, as well as the capitalized software costs.

The increase in net cash provided by financing activities during the year ended March 31, 2017, compared to the year ended March 31, 2016, was primarily due to borrowings under our short-term credit facility during the current period.

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

While we have made significant progress in reducing our expenditures, our current cash on hand and future cash flows provided by operating activities may not be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures without increasing cash flows through our operating activities, raising additional funds through the sale and issuance of additional securities, reducing expenditures, borrowing additional funds under our credit facility or debt arrangements, or a combination of the foregoing. There can be no guarantee that additional financing will be available to us at this time or in the future, that any available financing will be on terms favorable to the Company and its stockholders or that additional funds will be available under our credit facility.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate[1]	$948	$418	$530	$-	$-
Loan guaranty fees due to Lloyd I. Miller III	1,305	-	1,305	-	-
Convertible note[2]	11,661	-	8,043	3,618
France COFACE loan	174	174	-	-	-
Credit facility	11,861	11,861	-	-	-
Total	$25,949	$12,453	$9,878	$3,618	$-

1 Minimum payments have not been reduced by minimum sublease rentals of $0.07 million in future under non-cancelable subleases.

2 Amounts shown reflect an assumption of quarterly interest paid in the form of debt, as allowable under the convertible note agreements, and are not reduced by debt discounts or beneficial conversion features.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Determine, Inc.

We have audited the accompanying consolidated balance sheets of Determine, Inc. (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and equity, and cash flows for each of the fiscal years in the two-year period ended March 31, 2017. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15b. These consolidated financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Determine, Inc. at March 31, 2017 and March 31, 2016, and the consolidated results of their operations and their cash flows for each of the fiscal years in the two-year period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ ARMANINO LLP

San Francisco, California

June 12, 2017

DETERMINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	March 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$9,429	$9,418
Accounts receivable, net of allowance for doubtful accounts of $114 and $407 as of March 31, 2017 and March 31, 2016, respectively	7,042	7,031
Restricted cash	34	34
Prepaid expenses and other current assets	1,553	1,551
Total current assets	18,058	18,034

Property and equipment, net	85	136
Capitalized software development costs, net	2,341	1,699
Goodwill	14,448	14,490
Other intangibles, net	5,860	8,011
Other assets	1,599	1,843
Total assets	$42,391	$44,213

LIABILITIES AND EQUITY
Current liabilities
Credit facility	$11,861	$9,000
Accounts payable	2,478	1,973
Accrued payroll and related liabilities	1,729	1,655
Other accrued liabilities	2,042	2,396
Deferred revenue	10,070	10,299
Income tax payable	23	14
COFACE loan	174	407
Accrued restructuring	-	403
Total current liabilities	28,377	26,147

Long-term deferred revenue	10	67
Convertible note, net of debt discount	7,599	5,420
Other long-term liabilities	1,306	1,382
Deferred tax liability, non-current	-	290
Total liabilities	37,292	33,306

Commitments and contingencies (Notes 10 and 11):

Controlling stockholders’ equity:
Common stock, $0.0001 par value: Authorized: 35,000 shares at March 31, 2017 and 2016; Issued: 12,223 and 11,483 shares at March 31, 2017 and 2016, respectively; Outstanding: 12,078 and 11,387 shares at March 31, 2017 and 2016, respectively	5	5
Additional paid-in capital	317,367	313,674
Treasury stock at cost – 145 and 96 shares at March 31, 2017 and 2016, respectively	(472)	(472)
Accumulated deficit	(311,749)	(302,297)
Accumulated other comprehensive loss	(52)	(116)
Total Determine, Inc. stockholders' equity	5,099	10,794
Non-controlling interest	-	113
Total equity	5,099	10,907
Total liabilities and equity	$42,391	$44,213

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In thousands, except per share data)

	Fiscal Years Ended March 31,
	2017	2016
Revenues:
Recurring revenues	$20,895	$20,843
Non-recurring revenues	6,568	5,917
Total revenues	27,463	26,760

Cost of revenues:
Cost of recurring revenues	7,017	6,846
Cost of non-recurring revenues	6,608	6,123
Total cost of revenues	13,625	12,969

Gross profit:
Recurring gross profit	13,878	13,997
Non-recurring gross loss	(40)	(206)
Total gross profit	13,838	13,791

Operating expenses:
Research and development	3,771	3,612
Sales and marketing	10,352	13,222
General and administrative	7,495	8,099
Acquisition related costs	-	912
Impairment of software development costs	-	1,368
Restructuring costs	-	451
Total operating expenses	21,618	27,664

Loss from operations	(7,780)	(13,873)

Other expense, net	(1,865)	(700)
Net loss before income taxes	(9,645)	(14,573)

Benefit from income taxes	229	545
Consolidated net loss	(9,416)	(14,028)

Net loss (income) attributed to non-controlling interest	(36)	7
Net loss attributable to Determine, Inc.	(9,452)	(14,021)

Redeemable preferred stock accretion	-	1,120
Net loss attributable to common stockholders	$(9,452)	$(15,141)

Basic and diluted net loss per share (Note 15)	$(0.81)	$(1.34)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	11,644	10,482

Statements of Comprehensive Loss:
Net loss	$(9,416)	$(14,028)
Foreign currency translation adjustments, net	(64)	(116)
Comprehensive loss	(9,480)	(14,144)
Less: Net loss (income) attributable to non-controlling interest	(36)	7
Comprehensive loss attributable to Determine, Inc.	$(9,516)	$(14,137)

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

 (In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Determine Stockholders’	Non- controlling	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	Interest	Equity
Balance at March 31, 2015	118,829	$4,895	8,018,568	$5	$297,866	(95,653)	$(472)	$(288,276)	—	$9,123	—	$9,123

Issuance of redeemable convertible Series F preferred stock, and warrants through a private placement	6,596	250	—	—	—	—	—	—	—	—	—	—
Value of beneficial conversion feature in Series F preferred stock	—	(370)	—	—	371	—	—	—	—	371	—	371
Accretion of preferred Series F stock to redemption value	—	1,120	—	—	(1,120)	—	—	—	—	(1,120)	—	(1,120)
Warrants to purchase common stock issued in connection with Series F private placement	—	—	—	—	60	—	—	—	—	60	—	60
Conversion of Series F redeemable preferred stock to common stock, net of issuance costs of $18	(125,425)	(5,895)	1,254,246	—	5,877	—	—	—	—	5,877	—	5,877
Issuance of stock in connection with business combination	—	—	1,841,244	—	7,954	—	—	—	—	7,954	120	8,075
Stock issued in connection with interest on convertible note			69,731	-	365					365		365
Issuance of stock under employee stock purchase plan	—	—	64,178	—	171	—	—	—	—	171	—	171
Issuance of restricted stock, net of withholding employee taxes	—	—	138,898	—	(259)	—	—	—	—	(259)	—	(259)
Stock-based compensation expense	—	—	—	—	2,389	—	—	—	—	2,389	—	2,389
Foreign currency translation adjustment, net	—	—	—	—	—	—	—	—	(116)	(116)	—	(116)
Net loss	—	—	—	—	—	—	—	(14,021)	—	(14,021)	(7)	(14,028)

Balance at March 31, 2016	—	$—	11,386,865	$5	$313,674	(95,653)	$(472)	$(302,297)	$(116)	$10,794	$113	$10,907

Stock issued in connection with interest on convertible note	—	—	60,116	—	277	—	—	—	—	277	—	277
Issuance of stock under employee stock purchase plan	—	—	83,540	—	140	—	—	—	—	140	—	140
Exercise of stock options	—	—	1,041	—	3	—	—	—	—	3	—	3
Stock issued in connection with legal settlement	—	—	—	—	35	—	—	—	—	35	—	35
Issuance of restricted stock, net of withholding employee taxes	—	—	269,497	—	(132)	(49,555)	—	—	—	(132)	—	(132)
Stock-based compensation expense	—	—	—	—	2,609	—	—	—	—	2,609	—	2,609
Stock issued in connection with interest on loan guaranty	—	—	277,248	—	524	—	—	—	—	524	—	524
Debt extinguishment with related party	—	—	—	—	166	—	—	—	—	166	—	166
Acquisition of non-controlling interest stock	—	—	—	—	71	—	—	—	—	71	(149)	(78)
Foreign currency translation adjustment, net	—	—	—	—	—	—	—	—	64	64	—	64
Net (loss) income	—	—	—	—	—	—	—	(9,452)	—	(9,452)	36	(9,416)
Balance at March 31, 2017	—	$—	12,078,307	$5	$317,367	(145,208)	$(472)	$(311,749)	$(52)	$5,099	$—	$5,099

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(9,416)	$(14,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,405	2,680
Gain on disposition of property and equipment	-	(13)
Deferred tax liability	(290)	(46)
Accrued restructuring costs	(403)	403
Interest expense paid in kind as convertible note debt	225	-
Impairment of capitalized software	-	1,368
Stock-based compensation expense	2,609	2,389
Changes in assets and liabilities, net of business combination:
Accounts receivable, net	(11)	(154)
Prepaid expenses and other current assets	1	200
Other assets	287	(1,061)
Accounts payable	505	199
Accrued payroll and related liabilities	74	(202)
Other accrued liabilities and long-term liabilities	(56)	1,349
Deferred revenue	(286)	1,066
Net cash used in operating activities	(3,356)	(5,850)

Investing activities
Purchase of property and equipment	(57)	(6)
Capitalized software development costs, net	(1,829)	(1,383)
Minority shareholder payment	-	(133)
Purchase of business acquired, net of cash	-	(826)
Net cash used in investing activities	(1,886)	(2,348)

Financing activities
Proceeds from sale of preferred stock with warrants, net of issuance costs	-	260
Issuance of restricted stock, net of withholding employee taxes	(132)	(259)
Issuance of stock under employee stock purchase plan	140	171
Credit facility borrowing	4,000	-
Credit facility payment	(1,139)	(347)
Repayment of loan	(233)	(47)
Fees paid in connection with conversion of preferred stock to common stock	-	(17)
Issuance of convertible note, net of debt issuance costs	2,429	4,786
Net cash provided by financing activities	5,065	4,547

Effect of exchange rate changes on cash	188	(109)

Net increase (decrease) in cash and cash equivalents	11	(3,760)
Cash and cash equivalents at beginning of the period	9,418	13,178
Cash and cash equivalents at end of the period	$9,429	$9,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$216	$105
Cash paid for taxes	$41	$27
Beneficial conversion feature for convertible redeemable preferred stock	$-	$370
Accretion of preferred series stock to redemption value	$-	$1,120
Conversion of redeemable preferred stock to common stock	$-	$5,877
Issuance of shares in business combination	$-	$7,954
Assumption of debt in connection with business combination	$-	$587
Stock issued in connection with interest on convertible note	$524	$365
Stock issued in connection with interest on loan guaranty	$277	$-
Issuance of common stock for legal settlement	$35	$-
Gain from convertible note extinguishment	$166	$-

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Business

Determine, Inc. (the “Company” or “Determine”) is a leading global provider of software-as-a-subscription (“SaaS”) source-to-pay and enterprise contract lifecycle management (“ECLM”) solutions. The Determine Cloud Platform provides procurement, sourcing, finance and legal professionals with the flexibility, agility and scalability they need to optimize spend, supplier, contract and financial performance goals. Determine empowers users across the full source-to-pay continuum, including sourcing, supplier management, contract management and procure-to-pay applications, to deliver efficiency and data insight for their operational business processes, third-party relationships and contractual obligations. Determine serves more than 250 global customers spanning a wide spectrum of industries including, but not limited to, financial services, insurance, pharmaceuticals, healthcare, retail, transportation and manufacturing.

On October 15, 2015, the Company amended its Certificate of Incorporation and amended and restated its Bylaws to change its name from Selectica, Inc. to Determine, Inc., which became effective immediately. The Company’s common stock trades under the ticker symbol “DTRM” effective October 19, 2015.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. It also includes non-controlling interest, which is the portion of equity in a subsidiary not attributable to a parent. The non-controlling interest of the Company and its subsidiaries are not considered to be permanent equity. Non-controlling interest’s share of subsidiary earnings is reflected as net income or loss attributable to non-controlling interest in the consolidated statements of operations and comprehensive loss. Additionally, certain prior period amounts have been reclassified to conform to the current year presentation on the consolidated financial statements. The reclassification of the prior period amounts were not material to the previously reported consolidated financial statements.

Liquidity

The Company has incurred significant historical losses and negative cash flows from operations and has an accumulated deficit of $311.7 million at March 31, 2017. Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. Management intends to raise additional funds through equity and/or debt offerings until the Company has positive operating cash flows. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain future financing, the Company may have to curtail operations by delaying development programs or relinquishing employees, which may have a material adverse effect on the Company's financial position and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including, but not limited to, those related to the accounts receivable and allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, best estimate of selling price and income taxes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash balances may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses on its deposits of cash and cash equivalents to date. Accounts receivable are derived from revenue earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, and historically, such losses have not been significant.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Fair Value of Financial Instruments

The Company’s financial instruments include cash and money market funds, trade receivables and accounts payable. Cash and cash equivalents are reported at fair value. The recorded carrying amount of trade receivables and accounts payable approximates their fair value due to their short-term nature.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds and commercial paper and are presented at fair value based on quoted market prices.

Restricted Cash

The Company’s restricted cash consists of certificates of deposits for credit cards utilized by employees out of the UK office.

Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company believes a collectability issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible. In making the evaluations, the Company will consider the collection history with the customer, the customer’s credit rating, communications with the customer as to reasons for the delay in payment, disputes or claims filed by the customer, warranty claims, non-responsiveness of customers to collection calls and feedback from the responsible sales contact. In addition, the Company will also consider general economic conditions, the age of the receivable and the quality of the collection efforts.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements is the shorter of the lease term or estimated useful life, estimated at five years. Upon retirement or sale of assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations. Maintenance and repair costs are expensed as incurred.

Business Combinations

The Company accounts for acquisitions using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations.  Under the acquisition method of accounting, the total purchase consideration of an acquisition is allocated to the tangible assets, identifiable intangible assets and liabilities assumed based on their fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships, acquired patents and developed technology and discount rates. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and identifiable intangible assets and liabilities acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There were no impairment charges recorded during years ended March 31, 2017 and 2016.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names and acquired technology. Intangible assets are recorded at fair value at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There were no impairment charges recorded during the year ended March 31, 2017. There was a $1.4 million impairment charge recorded during the year ended March 31, 2016.

Revenue Recognition

The Company generates revenues by providing its software-as-a-service solutions through subscription license arrangements, related professional services and related software maintenance. The Company presents revenue net of sales taxes and any similar assessments.

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

Customer Concentrations

Historically, a limited number of customers have accounted for a substantial portion of the Company’s revenues. However, during the years ended March 31, 2017 and 2016, no customer accounted for 10% or more of the Company’s revenues or net accounts receivable, respectively.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2017 and 2016 was approximately $0.3 million and $0.6 million, respectively.

Foreign Currency

Non-monetary assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the applicable period. The Company’s United Kingdom and French subsidiaries’ functional currency is the local currency. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balance consists of translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the Euro.

Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. During fiscal 2016, the Company evaluated the capitalized software development costs across all product lines given the recent acquisition of b-pack. Management concluded it was necessary to impair the investment previously made in what was to be a separate platform that would hold all the Company’s product offerings, resulting in an impairment charge of $1.4 million in the fiscal year ended March 31, 2016. There were no impairment charges during the year ended March 31, 2017.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires that deferred income taxes be provided for temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. In addition, deferred tax assets are recorded for the future benefit from the utilization of net operating losses and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized. The Company’s policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year.

Geographic Information

International revenues are attributable to countries based on the location of the customer. For the years ended March 31, 2017 and 2016, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Switzerland, Norway, Canada, Australia, Singapore, Germany, the Netherlands, Italy, Bermuda, United Arab Emirates, Denmark, China, Hong Kong and Bulgaria.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	For the Year Ended March 31,
	2017	2016
International revenue	30%	21%
Domestic revenue	70%	79%
Total revenue	100%	100%

Treasury Stock

The Company’s equity incentive plans allow the settlement of share unit conversions through share withholding. Shares withheld are purchased back by the Company and reflected in treasury stock on the consolidated balance sheets. During the year ended March 31, 2017, there were 49,555 stock repurchases related to share unit conversions. There were no stock repurchases for the year ended March 31, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASC 2017-04 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for the Company beginning April 1, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these types of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance will be effective for the Company beginning on April 1, 2017 and earlier adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. There was no material impact due to the adoption of this new standard.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is applicable to the Company for fiscal years beginning after December 15, 2015. Early adoption of ASU 2015-03 is permitted. The Company adopted this guidance effective April 1, 2016. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.   ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement and was effective immediately. Retrospective adoption is required. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted the guidance during the year ended March 31, 2017. There was no material impact due to the adoption of this new standard.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. ASU No. 2015-14 deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The Company is not planning to early adopt the new standard and is continuing to assess the impact of the adoption on its financial position, results of operations, cash flows and related disclosures and whether the effect will be material. The Company preliminarily believes that the commissions accounting under the new standard is expected to be significantly different than the Company’s current capitalization policy. The new standard will result in additional types of costs that will be capitalized and amounts will be amortized over a period longer that the Company’s current policy. The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to assess the new standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

3.	Acquisition

On July 31, 2015, the Company completed its acquisition of b-pack SAS, a French société par actions simplifiée (“b-pack”). As a result of the acquisition, the b-pack stockholders received an aggregate cash payment of $1.1 million and 1,841,244 shares of common stock of the Company, par value $0.0001, making b-pack SAS a wholly-owned subsidiary of the Company. b-pack SAS, was founded on December 5, 2005, and was a software-as-a-service (SaaS) business that offered a suite of cloud-based applications to help companies reduce costs by optimizing, streamlining and automating complex procurement processes with an integrated, end-to-end platform that facilitates and promotes an environment for responsible spending. The acquisition of b-pack positioned the Company to provide easier access to contract management, strategic sourcing, spend management and configuration solutions, and increased the Company’s market coverage worldwide to its customers.

Pre-acquisition, b-pack SAS was headquartered in Paris, France, and had the following subsidiaries:

b-pack Software. b-pack Software was 99.94% owned by b-pack SAS and was incorporated in Paris, France. b-pack Software was in charge of the sales and marketing development of Europe.

b-pack, Inc. b-pack, Inc. was a wholly-owned subsidiary of b-pack SAS, was incorporated in Atlanta, Georgia and primarily operated as a sales office in the US.

b-pack Services. b-pack Services was 82% owned by b-pack SAS and was incorporated in Aix-en-Provence, France. The remaining 18% was held by a non-controlling interest shareholder.

Pursuant to an Agreement and Plan of Merger, dated as of March 30, 2015, b-pack merged with and into Determine SAS and Determine SAS continued as the surviving entity. Further, pursuant to an Agreement and Plan of Merger, dated February 28, 2017, effective March 31, 2017, Determine SAS acquired the additional minority interest in b-pack Services and the entity was dissolved, transferring all remaining assets to Determine SAS. Determine SAS agreed to pay approximately $0.2 million to the minority stockholder for the minority interest and to indemnify the transaction, discussed further in Note 11, Commitments and Contingencies. As the acquisition of the remaining interest did not result in a change of control, the acquisition was recorded as an equity transaction in accordance with ASC 810, Consolidations. The difference between the consideration paid for the minority interest and the carrying value of the minority interest is reflected as additional paid-in-capital on the consolidated balance sheets.

The acquisition of the remaining interest had the following impact on the Company’s equity:

	March 31,
	2017	2016
	(in thousands)
Net loss attributable to Determine, Inc.	$(9,452)	$(14,021)
Transfers from the non-controlling interest
Increase for purchase of minority shares	71	-
Net transfers from the non-controlling interest	71	-

Change from net loss attributable to Determine, Inc. and transfers from the non-controlling interest	$(9,381)	$(14,021)

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

The Company recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The working capital has been finalized. The acquisition consideration is comprised of the following:

(in thousands)
Cash paid	$1,056
Total stock value	7,954
Total purchase price	$9,010

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$654
Accounts receivable, net	1,674
Prepaid and other assets	105
Deferred income tax	260
Customer relationships	1,640
Developed technology	1,860
Goodwill (including assembled workforce)	6,934
Other assets	268
Accounts payable	(289)
Accrued payroll and related benefits	(1,031)
COFACE loan	(428)
Deferred revenue	(868)
Accrued expenses	(210)
VAT payable	(265)
Deferred tax liability - current	(1,173)
Non-controlling interest	(121)
Total net assets	$9,010

The goodwill of $6.9 million is primarily attributed to the synergies expected to arise after the acquisition and fair value of assembled workforce. The Company records goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the most significant intangible assets from the businesses the Company acquires are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. Since intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for the Company’s business acquisitions are recognized as goodwill. No goodwill was deductible for income tax purposes.

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

The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of b-pack had taken place as of the beginning of the period presented. The pro forma financial information does not reflect the impact of any reorganization or operating efficiencies resulting from combining the two companies.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Year Ended March 31, 2016
(in thousands, except per share data)
Revenue	$33,235
Loss from operations	$(19,061)
Net loss	$(19,787)
Basic and diluted net loss per share	$(1.89)

4.    Goodwill and Purchased Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2015	$7,702
Goodwill acquired	6,934
Deferred tax adjustment	(146)
Balance at March 31, 2016	14,490
Goodwill acquired	-
Foreign currency translation adjustment	(42)
Balance at March 31, 2017	$14,448

The following is a summary of purchased intangible assets (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(2,347)	$(50)	$2,637
Customer relationships	5,853	(2,599)	(31)	3,223
	$10,887	$(4,946)	$(81)	$5,860

	March 31, 2016
	Gross	Accumulated	Net
	Carrying	Amortization	Carrying
	Amount		Value
Acquired developed technology	$5,034	$(1,367)	$3,667
Customer relationships	5,853	(1,509)	4,344
Trade name	120	(120)	-
	$11,007	$(2,996)	$8,011

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.72 years and 3.43 years, respectively, as of March 31, 2017. Amortization expense was $2.1 million for both the years ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, approximate amortization expense for intangible assets for each of the next five years is as follows:

Year ended March 31:	(in thousands)
2018	$2,150
2019	2,135
2020	1,373
2021	202
2022	-
Total	$5,860

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.	Private Placement Funding with Redeemable Convertible Preferred Stock and Warrants

On February 6, 2015, pursuant to the terms of a Purchase Agreement between the Company and certain institutional funds and other accredited investors, the Company sold and issued 118,829 shares of Series F Convertible Preferred Stock, par value $0.0001 per share (the “Series F Stock”) to such investors at a purchase price of $47.00 per whole share of Series F Stock (or $4.70 per one-tenth of a share of Series F Stock), for an aggregate gross purchase price of approximately $5.6 million (the “2015 Financing”). In addition to the issuance of the Series F Stock, the Company issued to each investor a warrant to purchase common stock, initially exercisable for an aggregate of 594,143 shares of common stock (the “February 2015 Warrants”). The exercise price of the 2015 Warrants was $6.00 per share. The 2015 Warrants have a five-year term and became exercisable on August 6, 2015. The estimated fair value of the warrants using the Black-Scholes-Merton valuation model at the issuance date was $0.8 million. The total proceeds raised in the 2015 Financing approximated $5.6 million. The Series F Stock converted into an aggregate of 1,188,291 shares of common stock on May 5, 2015, following stockholder approval.

In addition, on May 5, 2015, pursuant to the Subscription Agreement, dated as of February 6, 2015, by and among the Company and certain members of the Company’s management and Board of Directors, the Company sold and issued to the Management and Director Investors (i) 65,955 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), at a purchase price of $4.70 per common share, for a total purchase amount of approximately $0.3 million and (ii) warrants to purchase common stock of the Company (the “May 2015 Warrants”), initially exercisable for an aggregate of 32,975 shares of common stock.

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

(b)	Presentation of Redeemable Convertible Preferred Stock

On May 5, 2015, following approval by the Company’s stockholders, each whole share of Series F Stock converted automatically into ten shares of common stock at an initial conversion price of $4.70 per share of common stock, for a total of 1,188,291 shares of Common Stock issued upon such conversion. The redemption value of $5.9 million is reflected in stockholders’ equity.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

(in thousands)
Carrying value of Series F Stock as of March 31, 2015	$4,895

Gross proceeds allocated to Series F Stock sold on May 5, 2015	250
Related transaction costs allocated	-
Net value allocated to Series F Stock sold prior to BCF	250
Calculated BCF value	(370)
Accretion of Series F Stock through May 5, 2015	1,120
Carrying value of Series F Stock as of May 5, 2015	5,895

Conversion of Series F stock into common stock	(5,895)
Carrying value of Series F Stock as of March 31, 2016	$-

6.	Property and Equipment, net

Property and equipment consist of the following:

	March 31,
	2017	2016
	(in thousands)
Computers and software	$360	$360
Furniture and equipment	316	282
Leasehold improvements	59	36
	735	678
Less: accumulated depreciation	(650)	(542)

Total property and equipment, net	$85	$136

Depreciation expense related to property and equipment was approximately $0.1 million and $0.2 million for the years ended March 31, 2017 and 2016, respectively.

7.  Capitalized Software

The Company capitalizes costs for internal use incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $1.8 million and $1.4 million of research and development costs during the years ended March 31, 2017 and 2016, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense is included in the product cost of revenue and was $1.2 million and $0.6 million during the years ended March 31, 2017 and 2016, respectively. The unamortized balance of capitalized software was $2.3 million and $1.7 million as of March 31, 2017 and 2016, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the year ended March 31, 2017. Impairment of $1.4 million, related to the investment in a separate platform subsequently replaced with the unified suite offering called Determine Platform, was recorded during the year ended March 31, 2016.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Balance Sheet Components

As of March 31, 2017 and 2016, accrued payroll and related liabilities, other accrued liabilities and deferred revenue consisted of the following:

	March 31,
	2017	2016
	(in thousands)
Accrued payroll and related liabilities:
Accrued vacation	$841	$715
Accrued bonus	47	103
Accrued wages	216	197
Accrued benefits	440	488
Accrued commissions	185	152
Total	$1,729	$1,655

	March 31,
	2017	2016
	(in thousands)
Other accrued liabilities:
Accrued accounts payable	$167	$338
VAT on sales	366	344
Employee withhold tax for stock	190	84
Sales tax payable	933	819
Other accrued liabilities	386	811
Total	$2,042	$2,396

	March 31,
	2017	2016
	(in thousands)
Deferred revenue:
Subscription	$7,003	$6,871
Maintenance	2,157	2,160
Consulting	854	1,165
Hosting	55	52
Training	11	118
Total	$10,080	$10,366

9.  Restructuring

The following is a summary of restructuring accrual (in thousands):

Balance at March 31, 2016	403
Payment of costs	(403)
Balance at March 31, 2017	$-

Restructuring expenses consist of employee severance costs and other contract termination costs to improve the Company’s cost structure prospectively. As part of the process of consolidating companies and moving forward with its unified platform strategy, the Company evaluated its operations for duplication of efforts and work not in full alignment with its strategy which resulted in the elimination of eleven positions.  These positions were primarily executives and included a direct report to the CEO.  The Company incurred these expenses in the fiscal year ended March 31, 2016, and all payments were made during the three months ended June 30, 2016.

10.  Operating Lease Commitments

The Company leases office space in London, United Kingdom, Aix-en-Provence, France, Paris, France, Atlanta, Georgia, the District of Columbia and for its headquarters in Carmel, Indiana. The leases are non-cancelable operating leases with various expirations through August 2020. Rent expense, which is being recognized on a straight-line basis over the lease term, was $0.6 million and $0.9 million during the years ended March 31, 2017 and 2016, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within other accrued liabilities in the consolidated balance sheets.

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

During the year ended March 31, 2017, the Company began subleasing a portion of its rental space in the District of Columbia to a related party associated with the Chairman of the Board of Directors. The subleases are non-cancelable leases expiring in August 2018. Rental income from the subleases is being recognized on a straight-line basis over the lease term. The Company recognized income from sublease of $0.02 million during the year ended March 31, 2017.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Future minimum lease payments required under the Company’s lease agreements as of March 31, 2017 are as follows (in thousands):

Year ending March 31,
2018	$418
2019	304
2020	164
2021	62
Total	$948

Minimum payments have not been reduced by minimum sublease rentals of $0.07 million in the future under non-cancelable subleases.

11.  Litigation and Contingencies

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

In March 2015, a minority stockholder of b-pack Services SA, a French subsidiary of Determine SAS, which was acquired when the Company acquired b-pack SAS, initiated litigation in the Nanterre Commercial Court against b-pack SAS and its founders claiming indemnification rights for his contribution to the business of b-pack Services SA and seeking monetary damages and other relief. In July 2015, the same minority stockholder also initiated litigation in the Paris Commercial Court against Determine SAS to contest the merger between b-pack SAS and Selectica France SAS and seeking monetary damages and other relief.  As part of Determine SAS’ acquisition of the additional minority interest in b-pack Services, as discussed in Note 3, Acquisitions, above, on April 3, 2017, the Company paid the stockholder $0.1 million to indemnify the transaction and settle the pending litigations. The payment is netted against in general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended March 31, 2017.

In November 2015, the Company settled outstanding litigation based upon claims the Company alleged against some of its former employees and a competitor relating to the Company’s intellectual property. In April 2016, such competitor paid the Company the remaining settlement amount of $0.6 million, which is reflected in general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended March 31, 2017.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2017 and 2016. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2017 and 2016.

12.  COFACE Loan

In December 2009, the Company signed a stated guaranteed insurance contract with the insurance company COFACE in order to protect the Company against the financial risks of its commercial development in the United States. As part of the contract, COFACE financed part of the expenses in the United States, with the amounts to be amortized in subsequent years. As of March 31, 2017 and 2016, the amount still to be repaid was $0.2 million and $0.4 million, respectively.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13. Credit Facility and Convertible Notes

Credit Facility

On July 25, 2014, the Company and its wholly owned subsidiary, Determine Sourcing, Inc., entered into a Business Financing Agreement (the “Credit Facility”) with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association (“Western Alliance Bank”). Through a series of nine amendments, at March 31, 2017, the Credit Facility provides a revolving receivables financing facility in an amount up to $5.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $8.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $13.0 million, and matures on April 20, 2018. In the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

All amounts borrowed under the Credit Facility are secured by a general security interest on the assets of the Company and are subject to a 2.00 Current Ratio of (i) cash and cash equivalents plus all eligible receivables in relation to (ii) the Company’s current liabilities excluding current deferred revenue. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. As of March 31, 2017, the Company met all the requirements and was in compliance.

The Receivables Financing Facility may be drawn in amounts up to $5.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed the aggregate allowable amount.

Except as otherwise set forth in the Credit Facility, borrowings made under the Receivables Financing Facility will bear interest at a rate equal to the prime rate or 3.25%, whichever is greater, plus 0.25%. Borrowings made under the Working Capital Facility will bear interest at a rate equal to the financial institution’s certificate of deposit 30-day rate plus 200 basis points, with the total minimum monthly interest to be charged being $2,000. The Company’s interest rates under its Receivables Financing Facility and Working Capital Facility at March 31, 2017 were 4.25% and 2.15%, respectively.

As of March 31, 2017 and March 31, 2016, the Company owed $11.9 million and $9.0 million, respectively, under the Credit Facility, and $2.1 million and $3.0 million were available for future borrowings, respectively.

Loan Guaranties

In order to satisfy certain conditions of amendments to the Credit Facility with Western Alliance Bank for additional funds, the Company’s largest shareholder or affiliates of such has entered into certain limited, non-revocable guaranties.

In March 2015, Lloyd I. Miller, III (“Mr. Miller”), the Company’s largest stockholder, and one of his affiliates each entered into a Limited Guaranty with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility for an aggregate amount of $2 million (the “2015 Guaranties”). In connection with the 2015 Guaranties, the Company agreed to pay Mr. Miller and his affiliates an aggregate commitment fee of $0.1 million and a monthly fee equal to (i) 1.0% of the loan amount then guaranteed under the 2015 Guaranties for the first 12 months of the term and (ii) 1.5% of the loan amount then guaranteed under the 2015 Guaranties for the second 12 months of the term.

In February 2016, Alimco Financial Corporation, a Delaware corporation formerly known as Alliance Semiconductor Corporation (“ALMC”), an affiliate of Mr. Miller, entered into a Limited Guaranty with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in an amount of $3 million (the “2016 Guaranties”). In connection with the 2016 Guaranties, the Company agreed to pay ALMC a commitment fee of $0.1 million and a monthly fee equal to (i) 0.5% of the loan amount then guaranteed under the 2016 Guaranties for the first 12 months of the term and (ii) 0.75% of the loan amount then guaranteed under the 2016 Guaranties for the second 12 months of the term. Following the date that the Company draws from the Credit Facility the amount guaranteed under the 2016 Guaranties, the monthly fees shall increase to 1.0% during the first 12 months of the term and 1.5% during the second 12 months, respectively.

In April 2016, the 2015 Guaranties and the 2016 Guaranties, and related fee agreements, were amended to mature on the same date as the Credit Facility. The Company agreed to pay Mr. Miller and his affiliates an additional aggregate cash fee of $0.1 million for the extension.

In December 2016, the fee agreements associated with both the 2015 Guaranties and the 2016 Guaranties were amended to reduce the monthly fees accrued to 0.83% of the amounts guaranteed. Additionally, the Company issued 277,248 shares of Company common stock to the guarantors under the 2015 Guaranties and the 2016 Guaranties (the “Guarantors”), at an issue price equal to approximately $1.89 per share, as payment for $524,000 of the monthly fees previously accrued under the agreements. These shares are not registered under the Securities Act.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In January 2017, the 2016 Guaranties were extended from $3 million to $4 million (the “Amended 2016 Guaranty”). In connection with entering into the Amended 2016 Guaranty, ALMC provided cash collateral to Western Alliance Bank in the amount of $1 million. Western Alliance Bank, in its sole discretion, may reduce, but not increase, the additional guaranteed amount during the term. Alan Howe, a member of the Company’s board of directors, is the interim CEO of ALMC. The Company agreed to pay ALMC a commitment fee of $50,000 and a monthly fee during the term of the 2016 Guaranties equal to 10% of the additional guaranteed amount divided by 12.

As of March 31, 2017 and 2016, the Company had drawn from the Credit Facility the full $2 million guaranteed under the 2015 Guaranties. As of March 31, 2017, the Company had drawn from the Credit Facility the full $4 million guaranteed under the 2016 Guaranties. The Company did not draw from the Credit Facility any amount guaranteed under the 2016 Guaranties as of March 31, 2016.

As of March 31, 2017 and 2016, the Company reflected $1.3 million and $1.4 million, respectively, of fees associated with the loan guaranties in other long-term liabilities on the consolidated balance sheets. All commitment fees and aggregated monthly fees associated with the loan guaranties discussed above are payable in cash by the Company within five business days following the termination or expirations of the agreements.

Convertible Notes

In March 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Mr. Miller, the Company’s largest stockholder, and two of his affiliates (“March 2015 Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “March 2015 Notes”) in the aggregate amount of $3 million. At the option of the March 2015 Investors, the March 2015 Notes may be converted into shares of common stock at a conversion price of $5.70. The March 2015 Notes are due March 11, 2020. Through a series of amendments, the March 2015 Notes accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable quarterly. The Company has the option to pay any amounts of interest due under the March 2015 Notes by compounding and adding such interest amount to the unpaid principal amount of the March 2015 Notes, based on an interest rate calculated at 12% per year, provided that the Company is not then in default under any of its debt financing agreements. The Company recorded a $0.1 million beneficial conversion feature related to the March 2015 Notes which is reflected as a discount to the March 2015 Notes on the consolidated balance sheets and is being amortized to interest expense over the term of the March 2015 Notes.

In December 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Mr. Miller and three of his affiliates (the “December 2015 Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “December 2015 Notes”) in the aggregate amount of $2.5 million. At the option of the December 2015 Investors, the December 2015 Notes could be converted into shares of common stock at a conversion price of $3.75. On December 27, 2016, the conversion price was decreased to $3.00. The December 2015 Notes are due December 16, 2020. Through a series of amendments, the December 2015 Notes accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable quarterly. The Company has the option to pay any amounts of interest due under the December 2015 Notes by compounding and adding such interest amount to the unpaid principal amount of the December 2015 Notes, based on an interest rate calculated at 12% per year, provided that the Company is not then in default under any of its debt financing agreements. As a result of the amended conversion price, the Company recorded a gain on debt extinguishment of approximately $166,000, which consisted of the remeasurement of the debt at fair value offset by the deferred financing costs previously associated with the December 2015 Notes. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain is recorded in the Company’s stockholders’ equity as of March 31, 2017.

On December 27, 2016, the Company entered into a Junior Secured Convertible Note Purchase Agreement with MILFAM II L.P. and ALMC (the “December 2016 Investors” and, together with the March 2015 Investors and the December 2015 Investors, the “Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “2016 Notes” and, together with the March 2015 Notes and the December 2015 Notes, the “Notes”) in the aggregate principal amount of $2 million. At the option of the December 2016 Investors, the December 2016 Notes may be converted into shares of common stock at a conversion price of $3.00. The 2016 Notes are due on December 27, 2021 and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable quarterly, beginning on December 31, 2016. The Company has the option to pay any amounts of interest due under the 2016 Notes by compounding and adding such interest amount to the unpaid principal amount of the 2016 Notes, based on an interest rate calculated at 12% per year, provided that the Company is not then in default under any of its debt financing agreements.

Subject to applicable NASDAQ listing rule limitations (including, if applicable, approval by the Company’s stockholders), the outstanding principal and interest under the Notes may be converted into shares of common stock of the Company at the sole option of the Investors at any time prior to the maturity date, at the applicable conversion price for such; provided, however, that if prior to the maturity date the Company offers and sells share of its common stock in a private placement primarily intended to raise capital at a price per share of $2.50 or less, then the conversion price for the December 2015 Notes and the 2016 Notes will be reduced to such common stock offering price plus $0.50 per share. However, the total number of shares of Common Stock that may be issued to the December 2015 Investors and December 2016 Investors upon conversion of the December 2015 Notes and 2016 Notes may not exceed 19.99% of the Company’s outstanding shares of common stock as of the date such Notes were issued, respectively.

The Notes are secured by a second-position security interest on the Company’s assets, pursuant to the terms of the Amended and Restated Security Agreement entered into by the Company and the Investors and existing noteholders on December 27, 2016 (the “Security Agreement”). Upon any default under the convertible notes discussed above, the notes will bear interest at the rate of 13% per year or, if less, the maximum rate allowable under the laws of the State of New York.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table summarizes our outstanding debt obligations as of March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Loan guaranty fees due to Lloyd I. Miller III	$1,305	$-	$1,305	$-	$-
Convertible note[1]	11,661	-	8,043	3,618
France COFACE loan	174	174	-	-	-
Credit facility	11,861	11,861	-	-	-
Total	$25,001	$12,035	$9,348	$3,618	$-

1 Amounts shown reflect an assumption of quarterly interest paid in the form of debt, as allowable under the convertible note agreements, and are not reduced by debt discounts or beneficial conversion features.

14.  Equity

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan (“ESPP”) designed to align stockholder and employee interests.

1996 Stock Plan

The Company adopted the 1996 Stock Plan as amended and restated March 28, 2001 (the “1996 Plan”). Approximately 815,000 shares of common stock have been reserved under the 1996 Plan. With limited restrictions, if shares awarded under the 1996 Plan are forfeited, those shares will again become available for new awards under the 1996 Plan. The 1996 Plan permits the grant of options, stock appreciation rights, shares of restricted stock and stock units. The types of options include incentive stock options that qualify for favorable tax treatment for the optionee under Section 422 of the Internal Revenue Code of 1986, and non-statutory stock options not designed to qualify for favorable tax treatment. Employees, non-employee members of the board and consultants are eligible to participate in the 1996 Plan.

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

1999 Equity Incentive Plan

The Company adopted the 1999 Equity Incentive Plan (the “1999 Plan”) on November 18, 1999. The 1999 Plan was amended in May 2010, such that the number of shares reserved for issuance was no longer automatically increased, and 1,551,000 shares were reserved for future issuance. On March 10, 2015, the 1999 Plan was terminated and the shares then reserved under the 1999 Plan were released and made awardable for grant under the 2015 Plan (as defined below).

On December 3, 2012, the Compensation Committee of the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the “LTPIP”) within the 1999 Plan, under which restricted stock units would be granted to the Company’s executives. Under the LTPIP, sixty percent (60%) of the restricted stock units will vest based upon achievement of contracted monthly recurring revenue targets over a period of three years, with fifty percent (50%) of the amount withheld from vesting until the Company achieves profitability, and forty percent (40%) vest based upon operating profit targets over a period of three years. The restricted stock units granted under the LTPIP included 420,000 shares granted to the Company’s executives. The Company amortized the related compensation expense on a straight-line basis over the expected vesting period, which ended in December 2015. The compensation expense was $0.1 million for the year ended March 31, 2016.

1999 ESPP

On November 18, 1999, the Company’s Board of Directors approved the adoption of the 1999 Employee Stock Purchase Plan (the “Purchase Plan” or “ESPP”) and the Company’s stockholders approved the Purchase Plan. The Purchase Plan was amended and restated on February 1, 2008 and November 7, 2012. A total of 100,000 shares of common stock were initially reserved for issuance under the Purchase Plan. The November 7, 2012 amendment and restatement of the Purchase Plan provided a reserve of 553,000 shares of common stock available for issuance under the Purchase Plan.

The Compensation Committee of the Board of Directors administers the Purchase Plan and it is intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s cash compensation, at a purchase price equal to the lower of 85% of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each purchase period. Employees who work more than five months per year and more than twenty hours per week are eligible to participate in the Purchase Plan. Stockholders who own more than 5% of the Company’s outstanding common stock are excluded from participating in the Purchase Plan. Each eligible employee cannot purchase more than 5,000 shares per purchase date (10,000 shares per year) and, generally, cannot purchase more than $25,000 of stock per calendar year. Eligible employees may begin participating in the Purchase Plan at the start of an offering period. Each offering period lasts six months beginning on January 31 and July 31 of each calendar year with an additional one-time offering period beginning on or about November 1, 2012 and terminating on or about January 1, 2013. Employees may end their participation in the Purchase Plan at any time. Participation ends automatically upon termination of employment.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Board of Directors may amend or terminate the Purchase Plan at any time. If not terminated earlier, the Purchase Plan has a term of twenty years. If the Board of Directors increases the number of shares of common stock reserved for issuance under the Purchase Plan, it must seek the approval of the Company’s stockholders.

The compensation expense in connection with the ESPP for the fiscal years ended March 31, 2017 and 2016 was $0.05 million and $0.06 million, respectively. During the fiscal years ended March 31, 2017 and 2016, there were 83,540 and 64,178 shares issued under the ESPP.

2001 Supplemental Plan

The Company adopted the 2001 Supplemental Plan (the “Supplemental Plan”) on May 30, 2001, under which 250,000 shares of common stock were reserved for issuance. The Supplemental Plan did not require stockholder approval. With limited restrictions, if shares awarded under the Supplemental Plan are forfeited, those shares will again become available for new awards under the Supplemental Plan. The Supplemental Plan permits the grant of non-statutory options and shares of restricted stock. Employees and consultants, who are not officers or members of the Board of Directors, are eligible to participate in the Supplemental Plan. Options are granted at an exercise price of not less than 85% of the fair market value per share on the date of grant. Options generally vest with respect to 25% of the shares one year after the options’ vesting commencement date and the remainder vest in equal monthly installments over the following 36 months. Options granted under the Supplemental Plan have a maximum term of ten years.

2015 Equity Incentive Plan

The Company’s Board of Directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”) on March 10, 2015. The Company’s stockholders approved the 2015 Plan at the special meeting of the stockholders held on May 5, 2015. On August 11, 2016, the Company’s stockholders approved an amendment to the plan, increasing the shares authorized for issuance from 1,500,000 to 4,000,000 shares of Company common stock, subject to permitted adjustments for certain corporate transactions. Pursuant to the terms of the 2015 Plan, employees, non-employee directors and consultants of the Company, and any present or future parent or subsidiary corporation or other affiliated entity, may receive grants of stock options, restricted stock awards and/or restricted stock units of the Company and certain cash-based awards.

The 2015 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which is comprised of independent members of the Board of Directors. The Compensation Committee has full and exclusive power to make all decisions and determinations regarding (i) the selection of participants and the granting of awards; (ii) the terms and conditions relating to each award; (iii) adopting rules, regulations and guidelines for carrying out the 2015 Plan’s purposes; and (iv) interpreting the provisions of the 2015 Plan.

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

As of March 31, 2017, shares of common stock reserved for future issuance of stock-based grants were as follows:

Equity Incentive Plans:
Restricted stock unit awards outstanding	181,319
Options outstanding	4,529,586
Reserved for future grants	593,603
Total common stock reserved for future issuance	5,304,508

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following tables summarize activity under the equity incentive plans:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at April 1, 2016	2,761	$4.02	244	$5.43
Granted	1,943	$1.72	172	$2.18
Exercised/Released	(1)	$3.24	(228)	$4.10
Cancelled	(173)	$4.96	(7)	$6.22
Outstanding at March 31, 2017	4,530	$3.02	181	$3.99

Vested and expected to vest	4,138	$3.09
Exercisable	1,597	$3.92

Shares Available for Grant
(in thousands)

Balance at March 31, 2016	80
Options:
Granted from approved plans	(1,943)
Shares added to the plans	2,519
Cancelled	110
Restricted Stock Units:
Granted	(172)
Balance at March 31, 2017	594

 The options outstanding and exercisable at March 31, 2017 were in the following exercise price ranges:

			Options Outstanding		Options Exercisable
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted- Average Exercise Price per share
$1.35	—	$1.35	105	9.21	5	$1.35
$1.64	—	$1.64	2,000	8.90	536	$1.64
$1.75	—	$2.00	577	9.37	80	$1.77
$2.59	—	$3.99	401	8.77	146	$3.47
$4.32	—	$4.32	642	8.23	272	$4.32
$5.18	—	$6.61	744	7.33	497	$6.27
$6.83	—	$6.83	50	6.89	50	$6.83
$7.20	—	$7.20	5	1.90	5	$7.20
$11.40	—	$11.40	5	1.39	5	$11.40
$18.90	—	$18.90	1	0.62	1	$18.90
$1.35	—	$18.90	4,530	8.56	1,597	$3.92

The weighted average remaining contractual term for exercisable options is 8.07 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2017 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2017 was $3.40. The aggregate intrinsic value of stock options exercisable at March 31, 2017 was $1.1 million. The aggregate intrinsic value of stock options outstanding at March 31, 2017 and 2016 was $4.7 million and $0.1 million, respectively. The aggregate intrinsic value of restricted stock units outstanding at March 31, 2017 and 2016 was $0.6 million and $0.5 million, respectively.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following table summarizes values for options granted during the respective years:

	For Years Ended
	March 31,
	2017	2016
	(in thousands, except per share data)
Weighted average grant date fair value	$1.91	$1.68
Intrinsic value of options exercised	$-	$-

For the fiscal years ended March 31, 2017 and 2016, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	For Years Ended March 31,
	2017	2016
Risk-free interest rate	1.40%	1.63%
Dividend yield	0%	0%
Expected volatility	56.30%	52.23%
Expected term in years	6.08	6.07
Weighted average fair value at grant date	$1.72	$1.68

For the fiscal years ended March 31, 2017 and 2016, the fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	For Years Ended March 31,
	2017	2016
Risk-free interest rate	0.44%	0.37%
Dividend yield	0.00%	0.00%
Expected volatility	68.75%	88.77%
Expected term in years	0.50	0.50
Weighted average fair value at grant date	$0.69	$1.09

The effect of recording stock-based compensation expense (including expense related to the Employee Stock Purchase Plan (“ESPP”) discussed below) for each of the periods presented was as follows (in thousands):

	For Years Ended March 31,
	2017	2016
Cost of revenues	$308	$367
Research and development	246	250
Sales and marketing	655	919
General and administrative	1,400	853

Impact on net loss	$2,609	$2,389

Upon the departure of our CEO in June 2015, a nominal amount of previously recognized stock-based compensation expense was reversed due to the forfeiture of stock option grants. As of March 31, 2017, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $3.4 million and $0.6 million, respectively, and will be recognized over an estimated weighted average amortization period of 2.68 years for stock options and 1.17 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

All vested shares granted under all Plans are exercisable; however, shares exercised but not vested under the 1996 Stock Plan are subject to repurchase. The Company’s equity incentive plans allow the settlement of share unit conversions through cash, sell to cover or share withholding. Shares withheld are essentially purchased back by the Company and reflected in treasury stock on the consolidated balance sheets. The Company estimates approximately 30,000 shares will be withheld during the year ended March 31, 2018.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	March 31,
	2017	2016
	(in thousands)

Options	3,825	1,730
Unvested restricted stock units	123	191
Warrants	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	6,210	4,183

16.  Income Taxes

The benefit from income taxes is based upon loss before income taxes as follows (in thousands):

	March 31,
	2017	2016
Domestic pre-tax loss	$(6,924)	$(13,339)
Foreign pre-tax loss	(2,720)	(1,234)
Total pre-tax loss	$(9,645)	$(14,573)

	March 31,
	2017	2016
Federal tax at statutory rate	$(3,293)	$(4,870)
Computed state tax	(200)	(312)
Foreign rate differential	433	(17)
Losses not benefited	2,642	4,274
Change in tax reserve	(618)	214
Nondeductible expenses	916	364
Research and development tax credits	(109)	(198)
Income tax benefit	$(229)	$(545)

The components of the benefit from income taxes are as follows (in thousands):

	March 31,
	2017	2016
Current:
US	$-	$-
State	(5)	6
Foreign	66	8
	61	14
Deferred:
Federal	-	(112)
State	-	(3)
Foreign	(291)	(444)
	(291)	(559)

Total benefit from income taxes	$(229)	$(545)

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, which includes the Company's historical operational performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforward	$22,378	$19,430
Intangible assets	9,289	8,951
Tax credit carryforwards	2,824	2,706
Reserves and accruals	391	900
Stock compensation	676	692
Fixed assets	32	30
Deferred revenue	83	14
	35,673	32,723

Deferred Tax Liability
Intangible assets	(549)	(930)
	(549)	(930)

Gross Deferred Tax Assets	35,124	31,793

Valuation Allowance	(35,124)	(32,083)

Net Deferred Tax Liabilities	$-	$(290)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that increased by $3.0 million and $4.0 million during the years ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $55.5 million and $47.9 million, respectively. As of March 31, 2017, the Company also had federal and state research credit carryforwards of $0.2 million and $3.9 million, respectively. The federal net operating loss and credit carryforwards expire in various amounts between fiscal years ending March 31, 2020 through 2036, if not utilized. The state net operating loss carryforwards expire in various amounts between fiscal years ending March 31, 2018 through various dates, if not utilized. The state research credits have no expiration date.

The Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Based on its most recently performed study, the Company has concluded it had an ownership change on July 2, 2014 as defined by Section 382 of the Internal Revenue Code (IRC), which is limiting the future realization of its net operating loss carryforwards since June 1999. Based on this recent study, the Company believes that the application of Section 382 will result in the forfeiture of $172 million net operating loss carryforward for federal income tax purposes and $30 million of net operating loss carryforward for California income tax purposes.

In addition, based on this recent study, the Company concluded that $3.6 million of the federal and none of the California research tax credit carryforwards would be subject to forfeiture due to Section 382 ownership changes under IRC Section 383 and/or possible credit amount reduction upon audit. As noted above, this is subject to review by the applicable taxing authority. Please note the research and development tax credit carryforwards above take into account this reduction.

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to be recognized in the financial statements. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2017, there was no liability for unrecognized tax benefits.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

A reconciliation of the beginning and ending unrecognized tax benefit amounts for the year ended March 31, 2017 are as follows (in thousands):

Balance at April 1, 2016	$1,348
Increases related to current year tax positions	36
Increase related to prior year tax positions	26
Balance at March 31, 2017	$1,410

The Company’s federal, state, and foreign tax returns are subject to examination by the tax authorities from inception due to net operating losses and tax carryforwards unutilized from such years.

17.  401(k) Benefit Plan

The Company offers a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Starting in fiscal 2012, the 401(k) Plan requires the Company to match the first 1% of all employee contributions. For the fiscal years ended March 31, 2017 and 2016, the Company contributed $0.2 million and $0.4 million, respectively, to the 401(k) Plan. Administrative expenses relating to the 401(k) Plan are insignificant.

18.  Segment Information

The Company operates as one business segment and therefore segment information is not presented.

19. Related Party

Determine SAS and b-pack Services rent their offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. For both years ended March 31, 2017 and 2016, Determine SAS made rental payments of approximately $0.1 million, respectively, to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties, as set forth in Note 13, Credit Facility and Convertible Notes, above.

20. Subsequent Events

Amendment of Business Financing Agreement

On June 1, 2017, Determine, Inc. and its wholly owned subsidiary, Determine Sourcing, Inc., entered into Amendment Number Ten to Amended and Restated Business Financing Agreement (the “Amendment”) with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association (“Western Alliance”). The Amendment extended the maturity date of the underlying credit facility to April 20, 2019 and increased the interest rate to the prime rate or 4.00%, whichever is greater, plus 0.25%.

Amendment of Limited Guaranties

   In connection with the Amendment, on June 1, 2017, Mr. Miller and his affiliates MILFAM II, L.P. (“MILFAM”) and ALMC each entered into a further Amended and Restated Limited Guaranty (collectively, the “Amended Guaranties”) with Western Alliance. The Amended Guaranties extend the term of the Amended and Restated Limited Guaranties entered into by Mr. Miller and MILFAM with Western Alliance on April 22, 2016, and the Second Amended and Restated Limited Guaranty entered into by ALMC with Western Alliance on January 23, 2017, to April 30, 2019. The Amended Guaranties also provide that if the maturity date of the credit facility with Western Alliance is subsequently amended, the terms of the Amended Guaranties would automatically extend to a date ten (10) days following the extended maturity date under such credit facility, but no later than July 30, 2020.

Amendment to Guaranty Fee Agreements

   On June 1, 2017, the Company, Mr. Miller, MILFAM and ALMC (the “Guarantors”) entered into a Guaranty Fee Agreement (the “Fee Agreement”), pursuant to which the Company agreed to pay the Guarantors an extension fee of an aggregate of 50,000 shares of the Company’s common stock on a pro rata basis to each of the respective Guarantors. Additionally, if the maturity date under the credit facility with Western Alliance is subsequently amended such that the terms of the Amended Guaranties are further extended as described above, the Company would pay the Guarantors an additional extension fee of an aggregate of 62,500 shares of the Company’s common stock on a pro rata basis to each of the respective Guarantors.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the year ended March 31, 2017. Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2017, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included under the captions “Directors, Executive Officers and Corporate Governance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be included under the captions “Executive Compensation and Related Information” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be included under the caption “Independent Public Accountants” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2017 and 2016, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts (in $000’s) :

Fiscal year ended March 31, 2017	$407	$84	$(335)	$(42)	$114
Fiscal year ended March 31, 2016	$205	$504	$(302)	$—	$407

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carmel, State of Indiana, on June 12, 2017.

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

Signature	Title	Date

/s/ PATRICK STAKENAS	President, Chief Executive Officer	June 12, 2017
Patrick Stakenas	(Principal Executive Officer) and Director

/s/ JOHN NOLAN	Chief Financial Officer (Principal Financial Officer	June 12, 2017
John Nolan	and Principal Accounting Officer) and Secretary

/s/ ALAN HOWE	Director	June 12, 2017
Alan Howe

/s/ LLOYD SEMS	Director	June 12, 2017
Lloyd Sems

/s/ MICHAEL CASEY	Director	June 12, 2017
Michael Casey

/s/ J. MICHAEL GULLARD	Director	June 12, 2017
J. Michael Gullard

/s/ MICHAEL BRODSKY	Director	June 12, 2017
Michael Brodsky

Exhibit Index

Exhibit No.	Description
3.1(34)	Certificate of Incorporation (effective October 15, 2015).

3.2(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock.

3.3(33)	Amended and Restated Bylaws (effective October 15, 2015).

3.4(4)	Certificate of Designation of Series B Junior or Participating Preferred Stock.

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(1)	Form of Registrant’s Common Stock certificate.

4.3(4)	Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A., as Rights Agent, dated January 2, 2009.

4.4(5)	Amendment dated as of January 26, 2009, to the Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. as Rights Agent, dated January 2, 2009.

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

10.1(1)	Form of Indemnification Agreement.

10.2(1)†	1996 Stock Plan.

10.3(3)†	1999 Equity Incentive Plan Stock Option Agreement.

10.4(3)†	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors).

10.5(3)†	1999 Equity Incentive Plan Stock Option Agreement (Annual Grant to Directors).

10.6(8)†	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008.

10.7(8)†	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant’s 1999 Equity Incentive Plan to plan participants, including named executive officers.

10.8(8)†	Registrant Compensation Program for Non-Employee Directors effective May 20, 2009.

10.9(8)	Settlement, Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007.

10.10(32)†	Severance Agreement by and between the Registrant and John Nolan, dated as of October 7, 2015.

10.11(32)†	Employment Letter Agreement by and between the Registrant and John Nolan, dated as of October 7, 2015.

10.12(10)†	1999 Equity Incentive Plan, as amended May 2010.

10.13(13)	Office Lease by and between 2121 El Camino Investors, LLC and the Registrant, executed July 28, 2011, and effective as of July 8, 2011.

10.14(14)	Comprehensive Settlement Agreement by and between the Registrant and Versata Software, Inc., dated September 20, 2011.

10.15(28)

Amended and Restated Business Financing Agreement, dated as of July 25, 2014, as amended by Amendment Number One to Amended and Restated Business Financing Agreement, dated as of December 31, 2014, as further amended by Amendment Number Two to Amended and Restated Business Financing Agreement, dated as of March 11, 2015.

10.16(15)†	1999 Employee Stock Purchase Plan, as amended and restated effective November 7, 2012.

10.17(40)†	Determine, Inc. 2015 Equity Incentive Plan, as amended by Amendment Number 1 to the Determine, Inc. 2015 Equity Incentive Plan.

10.18(31)†	2015 Equity Incentive Plan Stock Option Agreement.

10.19(31)†	2015 Equity Incentive Plan Restricted Stock Units Agreement.

10.20(31)†	2015 Equity Incentive Plan Restricted Stock Agreement.

10.21(16)	Registration Rights Agreement, dated as of May 31, 2013.

10.22(16)	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013.

10.23(17)	Form of Series B Warrant to Purchase Common Stock, dated as of September 12, 2013, as modified.

10.24(18)	Amendment to the Series A Warrants dated as of September 4, 2013.

10.25(19)†	Employment Offer Letter dated August 6, 2013 by and between the Registrant and Michael Brodsky.

10.26(20)†	Amendment to Offer Letter, dated December 4, 2013, by and between the Registrant and Michael Brodsky.

10.27(25)†	Amendment to Offer Letter, dated September 1, 2014, by and between the Registrant and Michael Brodsky.

10.28(21)	Form of Registration Rights Agreement, dated as of January 24, 2014.

10.29(21)	Form of Warrant to Purchase Common Stock, dated as of January 24, 2014.

10.30(22)	First Amendment to Lease, effective as of May 15, 2014, by and between the Registrant and SKBGS I, L.L.C.

10.31(23)	Agreement and Plan of Merger, dated as of June 2, 2014.

10.32(23)	Purchase Agreement, dated as of June 5, 2014.

10.33(23)	Registration Rights Agreement, dated as of June 5, 2014.

10.34(23)	Form of Warrant to Purchase Common Stock.

10.35(23)	Forms of Voting Agreement.

10.36(24)	Registration Rights Agreement, dated as of July 2, 2014.

10.37(27)	Purchase Agreement, dated as of February 6, 2015.

10.38(27)	Subscription Agreement, dated as of February 6, 2015.

10.39(27)	Registration Rights Agreement, dated as of February 6, 2015.

10.40(27)	Form of Warrant to Purchase Common Stock, dated as of February 6, 2015, issued to Outside Investors.

10.41(27)	Form of Warrant to Purchase Common Stock, dated as of May 5, 2015, issued to Management and Director Investors.

10.42(27)	Voting Agreements, dated as of February 6, 2015.

10.43(28)	Limited Guaranty, dated March 11, 2015 (Lloyd I. Miller, III).

10.44(28)	Limited Guaranty, dated March 11, 2015 (MILFAM II L.P.).

10.45(28)	Guaranty Fee Agreement, dated March 11, 2015.

10.46(28)	Junior Secured Convertible Note Purchase Agreement, dated March 11, 2015.

10.47(28)	Form of Junior Secured Convertible Promissory Note, dated March 11, 2015.

10.48(28)	Security Agreement, dated March 11, 2015.

10.49(28)	Subordination Agreement, dated March 11, 2015.

10.50(28)	Amendment to Voting Agreements, dated March 11, 2015.

10.51(30)†	Offer Letter of Employment, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas.

10.52(30)†	Severance Agreement, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas.

10.53(34)	Amendment Number Four to Amended and Restated Business Financing Agreement, dated as of November 13, 2015.

10.54(35)	Junior Secured Convertible Note Purchase Agreement, dated December 16, 2015.

10.55(35)	Form of Junior Secured Convertible Promissory Note.

10.56(35)	Amended and Restated Security Agreement, dated December 16, 2015.

10.57(35)	Amended and Restated Subordination Agreement, dated December 16, 2015.

10.58(36)	Amendment Number Five to Amended and Restated Business Financing Agreement, dated as of February 3, 2016.

10.59(36)	Limited Guaranty, dated February 3, 2016.

10.60(36)	Guaranty Fee Agreement, dated February 3, 2016.

10.61(36)	Amendment to Guaranty Fee Agreement, dated February 3, 2016.

10.62(37)	Amendment Number Six, dated March 18, 2016, to Amended and Restated Business Financing Agreement.

10.63(39)	Lease Agreement, dated April 7, 2016, between the Registrant and Atapco Carmel, Inc.

10.64(38)	Amendment Number Seven, dated April 20, 2016, to Amended and Restated Business Financing Agreement.

10.65(38)	Amended and Restated Limited Guaranty, dated April 22, 2016, between Western Alliance Bank and Lloyd I. Miller, III.

10.66(38)	Amended and Restated Limited Guaranty, dated April 22, 2016, between Western Alliance Bank and MILFAM II, L.P.

10.67(38)	Amended and Restated Limited Guaranty, dated April 22, 2016, between Western Alliance Bank and Alliance Semiconductor Corporation.

10.68(38)	Second Amendment to 2015 Guaranty Fee Agreement and Amendment to 2016 Guaranty Fee Agreement, dated April 22, 2016, with Lloyd I. Miller, III, MILFAM II, L.P., and Alliance Semiconductor Corporation.

10.69(19)	Agreement and Plan of Merger, dated as of March 30, 2015.

10.70(41)†	Amendment to Offer Letter dated September 1, 2016 by and between the Company and Michael Brodsky.

10.70(42)	Junior Secured Convertible Note Purchase Agreement, dated December 27, 2016.

10.71(42)	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to MILFAM II L.P.

10.72(42)	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to Alimco Financial Corporation.

10.73(42)	Amended and Restated Security Agreement, dated December 27, 2016.

10.74(42)	Second Amended and Restated Subordination Agreement, dated December 27, 2016.

10.75(42)	Amendment to Junior Secured Convertible Promissory Notes, dated December 27, 2016.

10.76(42)	Third Amendment to 2015 Guaranty Fee Agreement and Second Amendment to 2016 Guaranty Fee Agreement, dated December 27, 2016.

10.77(43)	Amendment Number Nine to Amended and Restated Business Financing Agreement, dated as of January 23, 2017.

10.78(43)	Second Amended and Restated Limited Guaranty, dated January 23, 2017.

10.79(43)	Guaranty Fee Agreement, dated January 23, 2017.

10.80(44)†	Letter Agreements dated November 7, 2016 amending Severance Agreement of each of Mr. Patrick Stakenas dated June 3, 2015 and John Nolan dated October 7, 2015.

10.81(45)	Registration Rights Agreement, dated as of July 31, 2015.

21.1***	Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1***	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(6)	Trust Agreement, dated January 27, 2009, between Registrant and Wilmington Trust Company, as trustee.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 8-K filed on January 5, 2009.
(5)	Previously filed in the Company’s report on Form 8-K filed on January 28, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on April 7, 2009.
(7)	Previously filed in the Company’s report on Form 8-K filed on April 29, 2009.
(8)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(9)	Previously filed in the Company’s report on Form 8-K filed on October 28, 2011.
(10)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(11)	Previously filed on the Company’s report on Form 10-Q filed on February 14, 2011.
(12)	Previously filed in the Company’s report on Form 8-K filed on December 29, 2011.

(13)	Previously filed in the Company’s report on Form 8-K filed on August 8, 2011.
(14)	Previously filed in the Company’s report on Form 8-K filed on September 21, 2011.
(15)	Previously filed in the Company’s proxy statement filed on October 9, 2012.
(16)	Previously filed in the Company’s report on Form 8-K/A filed on June 4, 2013.
(17)	Previously filed in the Company’s report on Form 8-K filed on September 12, 2013.
(18)	Previously filed in the Company’s report on Form 8-K filed on September 4, 2013.
(19)	Previously filed in the Company’s report on Form 10-Q filed on August 14, 2013.
(20)	Previously filed in the Company’s report on Form 8-K filed on December 10, 2013.
(21)	Previously filed in the Company’s report on Form 8-K filed on January 27, 2014.
(22)	Previously filed in the Company’s report on Form 8-K filed on May 20, 2014.
(23)	Previously filed in the Company’s report on Form 8-K /A filed on June 11, 2014.
(24)	Previously filed in the Company’s report on Form 8-K filed on July 3, 2014.
(25)	Previously filed in the Company’s report on Form 8-K filed on September 3, 2014.
(26)	Previously filed in the Company’s report on Form 8-K filed on December 29, 2014.
(27)	Previously filed in the Company’s report on Form 8-K filed on February 9, 2015.
(28)	Previously filed in the Company’s report on Form 8-K filed on March 16, 2015.
(29)	Previously filed in the Company’s report on Form 8-K filed on March 30, 2015.
(30)	Previously filed in the Company’s report on Form 8-K filed on June [8], 2015.
(31)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2015.
(32)	Previously filed in the Company’s report on Form 8-K filed on October 9, 2015.
(33)	Previously filed in the Company’s report on Form 8-K filed on October 19, 2015.
(34)	Previously filed in the Company’s report on Form 10-Q filed on November 16, 2015.
(35)	Previously filed in the Company’s report on Form 8-K filed on December 17, 2015.
(36)	Previously filed in the Company’s report on Form 8-K filed on February 8, 2016.
(37)	Previously filed in the Company’s report on Form 8-K filed on March 23, 2016.
(38)	Previously filed in the Company’s report on Form 8-K filed on April 26, 2016.
(39)	Previously filed in the Company’s report on Form 10-K filed July 1, 2016.
(40)	Previously filed in the Company’s report on Form 8-K filed August 12, 2016.
(41)	Previously filed in the Company’s report on Form 8-K filed on September 1, 2016.
(42)	Previously filed in the Company’s report on Form 8-K filed on December 30, 2016.
(43)	Previously filed in the Company’s report on Form 8-K filed on January 27, 2017.
(44)	Previously filed in the Company’s report on Form 10-Q filed on February 13, 2017.
(45)	Previously filed in the Company’s report on Form 8-K filed on August 4, 2015.

†	Represents a management agreement or compensatory plan.

**

This certification is furnished herewith but is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Determine, Inc. specifically incorporates it by reference.

***	Filed herewith.