Form 10-Q
period 2017-06-30
DETERMINE, INC.
filed 2017-08-11
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 4, 2017, was 14,606,418.

FORM 10-Q

DETERMINE, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Determine”, “we”, “our”, “ours”, “us”, and the “Company” refer to Determine, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	March 31,
	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$13,656	$9,429
Accounts receivable, net of allowance for doubtful accounts of $111 and $114 as of June 30, 2017 and March 31, 2017, respectively	6,688	7,042
Restricted cash	26	34
Prepaid expenses and other current assets	1,443	1,553
Total current assets	21,813	18,058

Property and equipment, net	84	85
Capitalized software development costs, net	2,578	2,341
Goodwill	14,904	14,448
Other intangibles, net	5,441	5,860
Other assets	1,531	1,599
Total assets	$46,351	$42,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Credit facility	$11,861	$11,861
Accounts payable	1,996	2,478
Accrued payroll and related liabilities	1,972	1,729
Other accrued liabilities	2,423	2,042
Deferred revenue	9,828	10,070
Income tax payable	120	23
COFACE loan	130	174
Total current liabilities	28,330	28,377

Long-term deferred revenue	36	10
Convertible note, net of debt discount	6,845	7,599
Other long-term liabilities	1,306	1,306
Total liabilities	36,517	37,292

Commitments and contingencies (Notes 8 and 9):

Stockholders' equity:
Common stock, $0.0001 par value; Authorized: 35,000 shares at June 30, 2017 and March 31, 2017; Issued: 14,740 and 12,223 shares at June 30, 2017 and March 31, 2017, respectively; Outstanding: 14,595 and 12,078 shares at June 30, 2017 and March 31, 2017, respectively	7	5
Additional paid-in capital	324,009	317,367
Treasury stock at cost - 145 shares at June 30, 2017 and March 31, 2017	(472)	(472)
Accumulated deficit	(313,855)	(311,749)
Accumulated other comprehensive income (loss)	145	(52)
Total stockholders’ equity	9,834	5,099
Total liabilities and stockholders’ equity	$46,351	$42,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended

	June 30, 2017	June 30, 2016

Revenues:
Recurring revenues	$5,300	$5,068
Non-recurring revenues	1,688	1,424
Total revenues	6,988	6,492

Cost of revenues:
Cost of recurring revenues	1,786	1,606
Cost of non-recurring revenues	1,517	1,501
Total cost of revenues	3,303	3,107

Gross profit:
Recurring gross profit	3,514	3,462
Non-recurring profit (loss)	171	(77)
Total gross profit	3,685	3,385

Operating expenses:
Research and development	1,066	947
Sales and marketing	2,496	2,803
General and administrative	2,072	1,756
Total operating expenses	5,634	5,506

Loss from operations	(1,949)	(2,121)

Other expense, net	(178)	(291)
Net loss before income tax	(2,127)	(2,412)

Benefit from income taxes	17	70
Net loss	$(2,110)	$(2,342)

Basic and diluted net loss per share (Note 7)	$(0.17)	$(0.21)

Weighted-average shares of common stock used in computing basic and diluted net loss per share	12,249	11,413

Statements of Comprehensive Loss:
Net loss	$(2,110)	$(2,342)
Foreign currency translation adjustments, net	311	(26)
Other comprehensive loss	(114)	-
Comprehensive loss	$(1,913)	$(2,368)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2017	2016

Operating activities
Net loss	$(2,110)	$(2,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	971	772
Stock-based compensation expense	586	528
Interest expense paid in kind as convertible note debt	219	-
Accrued restructuring costs	-	(403)
Income tax benefit	(17)	(70)
Unrealized currency translation gains	(252)	-
Changes in assets and liabilities:
Accounts receivable, net	354	840
Prepaid expenses and other current assets	103	63
Other assets	228	(104)
Accounts payable	(482)	(687)
Accrued payroll and related liabilities	243	203
Other accrued liabilities and other long-term liabilities	383	91
Deferred revenue	(216)	(212)
Net cash provided by (used in) operating activities	10	(1,321)

Investing activities
Purchase of property and equipment	(7)	(22)
Capitalized software development costs, net	(569)	(329)
Net cash used in investing activities	(576)	(351)

Financing activities
Proceeds from issuance of stock, net of issuance costs	4,939	-
Net employee withholding taxes paid in connection to issuance of restricted stock	(24)	(20)
Issuance of stock under employee stock purchase plan	-	4
Credit facility borrowing	-	3,000
Credit facility payment	-	(1,139)
Repayment of loan	(44)	(58)
Proceeds from exercise of stock options	1	-
Issuance of debt, net of costs	-	144
Net cash provided by financing activities	4,872	1,931

Effect of exchange rate changes on cash	(79)	(26)

Net increase in cash and cash equivalents	4,227	233
Cash and cash equivalents at beginning of the period	9,429	9,418
Cash and cash equivalents at end of the period	$13,656	$9,651

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$46
Cash paid for taxes	$48	$35
Stock issued in connection with loan guarantee extension	$169	$-
Stock issued upon conversion of convertible note	$973	$-
Stock issued in connection with interest on convertible note	$-	$139
Issuance of common stock for legal settlement	$-	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

  The condensed consolidated balance sheet as of June 30, 2017 and March 31, 2017, the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of cash flows for the three months ended June 30, 2017 and 2016 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2017, and the results of operations and cash flows for the three months ended June 30, 2017 and 2016, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2017 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

2.   Summary of Significant Accounting Policies

  There have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2017.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, best estimate of selling price and income taxes. Actual results could differ from those estimates.

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

Customer Concentrations

  Historically, a limited number of customers have accounted for a substantial portion of the Company’s revenues. However, during the three months ended June 30, 2017 and 2016, no customer accounted for 10% or more of the Company’s revenues or net accounts receivable, respectively.

Geographic Information

International revenues are attributable to countries based on the location of the customer. For the three months ended June 30, 2017 and 2016, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Singapore, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, India, Bulgaria, Finland and New Zealand.

	Three Months Ended

	June 30, 2017	June 30, 2016
International revenues	28%	29%
Domestic revenues	72%	71%
Total revenues	100%	100%

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The new guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (Topic 230), which addresses eight specific cash flow matters with the objective of reducing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The amendments simplify the accounting in various aspects for these types of transactions: i.e. Accounting for Income Taxes, Excess tax benefits on the Statements of Cash Flows, Forfeitures, Employee taxes and Intrinsic Value. The new guidance was effective for the Company beginning on April 1, 2017. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, and May 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. ASU No. 2015-14 deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The Company is not planning to early adopt the new standard and is continuing to assess the impact of the adoption on its financial position, results of operations, cash flows and related disclosures and whether the effect will be material. The Company preliminarily believes that the commissions accounting under the new standard is expected to be significantly different than the Company’s current capitalization policy. The new standard will result in additional types of costs that will be capitalized and amounts will be amortized over a period longer than under the Company’s current policy. The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to assess the new standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2017 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2017	$14,448
Foreign currency translation adjustment	456
Balance at June 30, 2017	$14,904

The following is a summary of other intangible assets, net (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(2,644)	$66	$2,456
Customer relationships	5,857	(2,917)	45	2,985
	$10,891	$(5,561)	$111	$5,441

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(2,347)	$(50)	$2,637
Customer relationships	5,857	(2,599)	(35)	3,223
	$10,891	$(4,946)	$(85)	$5,860

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.90 years and 3.24 years, respectively, as of June 30, 2017. Amortization expense of intangible assets was $0.6 million for both the three months ended June 30, 2017 and 2016, respectively.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30,	March 31,
	2017	2017
	(in thousands)
Computers and software	$351	$360
Furniture and equipment	251	316
Leasehold improvements	44	59
	646	735
Less: accumulated depreciation	(562)	(650)

Total property and equipment, net	$84	$85

Depreciation expense was approximately $0.02 million and $0.03 million during the three months ended June 30, 2017 and 2016, respectively.

5.  Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.6 million and $0.3 million of research and development costs during the three months ended June 30, 2017 and 2016, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense of capitalized software is included in the product cost of revenue and was $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.  The unamortized balance of capitalized software was $2.6 million and $2.3 million as of June 30, 2017 and March 31, 2017, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the three months ended June 30, 2017 or 2016.

6.  Stockholders’ Equity

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan (“ESPP”) designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Valuation Assumptions

During the three months ended June 30, 2017, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

Three Months Ended
June 30, 2017
Risk-free interest rate	1.91%
Dividend yield	0%
Expected volatility	54.00%
Expected term in years	6.08
Weighted average fair value at grant date	$1.81

The following tables summarize activity under the equity incentive plans for the three months ended June 30, 2017:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at April 1, 2017	4,530	$3.02	181	$3.94
Granted	65	$3.44	-	$-
Exercised/Released	-	$-	(35)	$3.99
Cancelled	(21)	$3.95	-	$-
Outstanding at June 30, 2017	4,574	$3.02	146	$3.93

Vested and expected to vest	4,303	$3.07

Shares Available for Grant
(in thousands)
Balance at April 1, 2017	594
Options:
Granted from approved plans	(65)
Cancelled	9
Balance at June 30, 2017	538

The weighted average remaining contractual term for exercisable options is 7.97 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2017 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2017 was $2.63 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at June 30, 2017 and 2016 was $2.6 million and $0, respectively. The aggregate intrinsic value of restricted stock units outstanding at June 30, 2017 and 2016 was $0.4 million and $0.3 million, respectively.

The options outstanding and exercisable at June 30, 2017 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share
$1.35	—	$1.35	103	8.96	29	$1.35
$1.64	—	$1.64	2,000	8.65	660	$1.64
$1.75	—	$2.00	575	9.12	108	$1.78
$2.59	—	$3.99	460	8.81	166	$3.48
$4.32	—	$4.32	634	8.08	304	$4.32
$5.18	—	$6.61	741	7.11	531	$6.28
$6.83	—	$6.83	50	6.64	50	$6.83
$7.20	—	$7.20	5	1.66	5	$7.20
$11.40	—	$11.40	5	1.15	5	$11.40
$18.90	—	$18.90	1	0.04	1	$18.90
$1.35	—	$18.90	4,574	8.37	1,859	$3.75

      The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended

	June 30, 2017	June 30, 2016

Cost of revenues	$28	$59
Research and development	63	53
Sales and marketing	92	163
General and administrative	403	253
Impact on net loss	$586	$528

 As of June 30, 2017, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $2.9 million and $0.4 million, respectively, and will be recognized over an estimated weighted average amortization period of 2.50 years for stock options and 0.98 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended June 30, 2017 and 2016 was $16,000 and $29,000, respectively. During the three months ended June 30, 2017 and 2016, there were no shares issued under the ESPP.

Registered Direct Offering

 On June 26, 2017, the Company, pursuant to a securities purchase agreement with certain investors, sold 2,184,000 shares of the Company’s common stock at a price of $2.50 per share for aggregate proceeds of $4.9 million, net of $0.3 million placement agency fees and $0.2 million other offering expenses.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended

	June 30, 2017	June 30, 2016
	(in thousands)

Options	1,854	2,779
Unvested restricted stock units	69	198
Warrants	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	4,185	5,239

8.  Operating Lease Commitments

The Company leases office space in London, United Kingdom, Aix-en-Provence, France, Paris, France, Atlanta, Georgia, the District of Columbia and, for its headquarters, in Carmel, Indiana. The leases are non-cancelable operating leases with various expirations through August 2020. Rent expense, which is recognized on a straight-line basis over the lease term, was $0.1 million and $0.2 million during the three months ended June 30, 2017 and 2016, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within other accrued liabilities in the condensed consolidated balance sheets.

During the third quarter of fiscal year 2017, the Company began subleasing a portion of its rental space in the District of Columbia to a related party associated with the Chairman of the Board of Directors. The subleases are non-cancelable leases expiring in August 2018. Rental income from the subleases is recognized on a straight-line basis over the lease term. The Company recognized $13,000 in sublease income during the three months ended June 30, 2017.

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

In November 2015, the Company settled outstanding litigation based upon claims the Company alleged against some of its former employees and a competitor relating to the Company’s intellectual property. In April 2016, such competitor paid the Company the remaining settlement amount of $0.6 million, which is reflected in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2016.

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of June 30, 2017 or March 31, 2017. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of June 30, 2017 or March 31, 2017.

10. Credit Facility and Convertible Notes

 The Company maintains financing facilities and convertible note purchase agreements. For a description of the Company’s debt financing, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 and the summaries set forth below.

Amendment of Business Financing Agreement

  On June 1, 2017, the Company and its wholly owned subsidiary, Determine Sourcing, Inc., entered into Amendment Number Ten to Amended and Restated Business Financing Agreement (the “Amendment”) with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association (“Western Alliance”). The Amendment extended the maturity date of the underlying credit facility to April 20, 2019 and increased the interest rate to the prime rate or 4.00%, whichever is greater, plus 0.25%.

Amendment of Limited Guaranties

  In connection with the Amendment, on June 1, 2017, Lloyd I. Miller III (“Mr. Miller”) and his affiliates MILFAM II, L.P. (“MILFAM”) and Alimco Financial Corporation, a Delaware corporation formerly known as Alliance Semiconductor Corporation (“ALMC”) each entered into a further Amended and Restated Limited Guaranty (collectively, the “Amended Guaranties”) with Western Alliance. The Amended Guaranties extend the term of the Amended and Restated Limited Guaranties entered into by Mr. Miller and MILFAM with Western Alliance on April 22, 2016, and the Second Amended and Restated Limited Guaranty entered into by ALMC with Western Alliance on January 23, 2017, to April 30, 2019. The Amended Guaranties also provide that if the maturity date of the credit facility with Western Alliance is subsequently amended, the terms of the Amended Guaranties would automatically extend to a date ten (10) days following the extended maturity date under such credit facility, but no later than July 30, 2020.

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

Note Conversion

  On June 21, 2017, Mr. Miller and two of his affiliates (the “March 2015 Investors”) elected to convert approximately $1.0 million of outstanding interest and principal payable under the junior secured convertible promissory notes dated as of March 11, 2015, as amended (the “March 2015 Notes”), into an aggregate of 170,733 shares of the Company’s common stock at the conversion price of $5.70 per share. To induce the March 2015 Investors to convert the March 2015 Notes, the Company entered into a subscription and investment representation agreement with the March 2015 Investors pursuant to which the Company issued an additional 218,540 shares of common stock to the March 2015 Investors. The shares converted and shares issued to induce the conversion together resulted in an acquisition of shares at a price approximately equivalent to the price to the investors of the shares sold in the Registered Direct Offering discussed in Note 6, Stockholders’ Equity, above. As of June 30, 2017, the March 2015 Notes had an outstanding principal balance of $2.3 million.

As of June 30, 2017 and March 31, 2017, the Company owed $11.9 million, respectively, under the Credit Facility, and $1.1 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. During the three months ended June 30, 2017, the Company met all the requirements and was in compliance.

11.  Income Taxes

The benefit from income taxes is based upon loss before income taxes as follows (in thousands):

Three Months Ended June 30, 2017
Domestic pre-tax loss	$(1,803)
Foreign pre-tax loss	(324)
Total pre-tax loss	$(2,127)

The components of the benefit from income taxes are as follows (in thousands):

Three Months Ended June 30, 2017
US	$(22)
Foreign	5
Total provision for income taxes	$(17)

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

 At June 30, 2017, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

 In addition, at June 30, 2017, the Company had approximately $1.4 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

ASC 740 also requires the allocation of tax benefits recorded in other components of the financial statements to be recorded in continuing operations in interim periods. During the three months ended June 30, 2017, the Company recorded a deferred tax liability in Other Comprehensive Income related to currency translation gains. Because the Company has a loss and a full valuation allowance in the United States, a tax benefit of $28,000 was recorded in continuing operations in the U.S. to record the impact of the valuation allowance release related to the currency translation gain during the three months ended June 30, 2017.

 The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal year ended from 1998 to 2016 due to net operating losses and tax carryforwards unutilized from such years.

12.  Related Party Transactions

Determine SAS rents its offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. During the three months ended June 30, 2017 and 2016, Determine SAS made rental payments of approximately $90,000 and $21,000, respectively, to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties, as set forth in Note 10, Credit Facility and Convertible Notes, as well as subleases, as set forth in Note 8, Operating Lease Commitments, above. ALMC is a company for which Alan Howe, a director of the Company, serves as chief executive officer.

13. Subsequent Events

The Company extended the employment of Michael Brodsky by entering into an amendment dated August 10, 2017 (the “Amendment”) to his existing employment offer letter pursuant to which he would continue to serve as an employee in a non-executive capacity as Special Advisor to the CEO with an annual salary of $15,000 through September 1, 2018.  Mr. Brodsky also continues to serve as Chairman of the Board of the Company.  Pursuant to the Amendment, Mr. Brodsky will be granted an option to purchase 75,600 shares of the Company’s common stock and 37,800 restricted stock units under the Company’s 2015 Equity Incentive Plan (the “EIP”), subject to vesting in equal monthly installments over a 12 month period of continuous service monthly, and in each case subject to the approval of such shares by the Company’s stockholders.  The options and restricted stock units will automatically accelerate and be fully vested upon a Change in Control of the Company, as defined in the EIP; provided, however, that in the event of a Change in Control prior to the approval of the underlying shares by the Company’s stockholders, the Company would provide a cash amount equal to the approximate value of the underlying equity.  All of the other terms and provisions that were in effect under Mr. Brodsky’s employment offer letter immediately prior to the execution of the Amendment will continue in effect under the Amendment.

Effective August 14, 2017, the Board of Directors of the Company approved an executive bonus grant in restricted stock units under the Company’s EIP, subject to the approval of such shares by the Company’s stockholders.  The restricted stock units will fully vest upon grant; provided, however, that in the event of a Change in Control prior to the approval of the underlying shares by the Company’s stockholders, the Company would provide a cash amount equal to the approximate value of the underlying equity.  The bonus grants include grants to the Company’s Chief Executive Officer Patrick Stakenas in the amount of 22,059 restricted stock units and to the Company’s Chief Financial Officer John Nolan in the amount of 14,706 restricted stock units.

 ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Form 10-K”). They include the following: the level of demand for Determine’s products and services; the intensity of competition; Determine’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and the impact of current economic conditions on our customers and our business. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements

Overview

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

    During the three months ended June 30, 2017, our total revenues increased by 8%, or $0.5 million, to $7.0 million compared with total revenues of $6.5 million for the three months ended June 30, 2016. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, increased slightly to $5.3 million during the three months ended June 30, 2017, compared to $5.1 million during the three months ended June 30, 2016. As a percent of total revenues, recurring revenues comprised 76% and 78% of total revenues during the three months ended June 30, 2017 and 2016, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $1.7 million, or 24% of total revenues, representing an increase of $0.3 million, or 19%, over the three months ended June 30, 2016. The increase in total revenues year over year resulted primarily from increased revenues from professional services for system implementations, offset by a decrease in maintenance revenues.

    During the three months ended June 30, 2017, our net loss from operations decreased $0.2 million, or 8%, to $1.9 million, compared to $2.1 million during the three months ended June 30, 2016. The decrease in net loss is primarily due to an increase in our gross margin driven by non-recurring revenues in the current period, offset by a gain resulting from the settlement of outstanding litigation matters recognized during the three months ended June 30, 2016. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

   There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Results of Operations:

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands, except percentages)
Recurring revenues	$5,300	$5,068
Percentage of total revenues	76%	78%
Non-recurring revenues	1,688	1,424
Percentage of total revenues	24%	22%
Total revenues	$6,988	$6,492

 Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  Recurring revenues increased $0.2 million, or 5%, during the three months ended June 30, 2017, in comparison to the three months ended June 30, 2016, due to subscription revenue growth, offset by decreased maintenance revenues. Subscription revenue growth continued to drive the growth in recurring revenues. Maintenance revenues were impacted by decreased renewals of previously sold perpetual licenses, while subscription revenues increased due to new customers we entered into contract with during the current period.

 Subscription revenues grew to $4.4 million during the three months ended June 30, 2017, compared to $4.1 million during the three months ended June 30, 2016, representing a 7% increase, while maintenance revenues remained flat during the three months ended June 30, 2017, slightly decreasing from the three months ended June 30, 2016.

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

 Non-recurring revenues. Non-recurring revenues are mainly comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues increased by $0.3 million, or 19%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase was primarily due increased implementations and follow-on services resulting from our overall growth. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

 Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

 Sales to foreign customers accounted for 28% and 29% of total revenues during the three months ended June 30, 2017 and 2016, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

Cost of revenues

	Three Months Ended
	June 30, 2017	June 30, 2016
Cost of recurring revenues	$1,786	$1,606
Percentage of total cost of revenue	54%	52%
Cost of non-recurring revenues	1,517	1,501
Percentage of total cost of revenue	46%	48%
Total cost of revenues	$3,303	$3,107

 Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the three months ended June 30, 2017, cost of recurring revenues increased $0.2 million, or 11%, compared to the three months ended June 30, 2016, driven by amortization of capitalized software and increased data center costs.

 Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the three months ended June 30, 2017, these costs remained flat compared to the three months ended June 30, 2016, primarily due to managed efforts to reduce costs.

 We expect costs of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues in the foreseeable future.

Gross Profit and Margin

	Three Months Ended
	June 30, 2017	June 30, 2016
Gross margin, recurring revenues	66%	68%
Gross margin, non-recurring revenues	10%	(5%)
Gross margin, total revenues	53%	52%

 Gross profit dollars increased $0.3 million, or 9%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our newer solutions and the related revenue recognition. Gross margins represent gross profit as a percentage of revenue and were affected by the factors discussed above under “Revenues” and “Costs of Revenues.”

 We expect that our overall gross margins will continue to fluctuate primarily due to the timing of revenue recognition. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third-party consultants and the overall utilization rates of our professional services organization.

Operating Expenses

Research and Development Expenses

	Three Months Ended
	June 30, 2017	June 30, 2016
Total research and development	$1,066	$947
Percentage of total revenues	15%	15%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  The increase of $0.1 million, or 13%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms, offset by a $0.2 million increase in capitalized research and development costs. We capitalized $0.6 million and $0.3 million of research and development costs during the three months ended June 30, 2017 and 2016, respectively.

     We expect research and development expenditures to slightly increase in the foreseeable future. As we continue to invest in enhancements to our existing products, by adding new features, improving functionality and incorporating feedback and suggestions from our customers, the expenditures will be offset by our ability to capitalize the related allowable costs.

Sales and Marketing

	Three Months Ended

	June 30, 2017	June 30, 2016
Sales and marketing	$2,496	$2,803
Percentage of total revenues	36%	43%

 Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three months ended June 30, 2017, sales and marketing expenses decreased $0.3 million, or 11%, compared to the three months ended June 30, 2016, due to lower commissions and headcount throughout the year.

We expect sales and marketing expenses to increase in the foreseeable future as we increase headcount and marketing efforts to promote our cloud-based solutions.

General and Administrative

	Three Months Ended
	June 30, 2017	June 30, 2016
General and administrative	$2,072	$1,756
Percentage of total revenues	30%	27%

  General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $0.3 million, or 18%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due primarily to a gain in the settlement of an outstanding litigation during the three months ended June 30, 2016.

 We expect general and administrative expenses to remain flat in the foreseeable future.

Other Expense, net

    Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three months ended June 30, 2017, other expense decreased $0.1 million, when compared to the three months ended June 30, 2016, due primarily to a gain on foreign currency transaction fluctuations for the quarter, offset by increased interest expense on our debt financing agreements, resulting from increased borrowings throughout the latter part of fiscal year 2017.

Liquidity and Capital Resources

	As of
	June 30, 2017	March 31, 2017
	(in thousands)
Cash, cash equivalents and short-term investments	$13,656	$9,429
Working capital	$(6,517)	$(10,319)

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Net cash provided by (used in) operating activities	$10	$(1,321)
Net cash used in investing activities	$(576)	$(351)
Net cash provided by financing activities	$4,872	$1,931

Our primary source of liquidity consisted of approximately $13.7 million in cash and cash equivalents as of June 30, 2017 primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs, during the three months ended June 30, 2017.

Net cash provided by operating activities for the three months ended June 30, 2017 resulted primarily from our net loss of $2.1 million, offset by non-cash expense adjustments of $1.5 million. During the three months ended June 30, 2017, a reduction of accounts receivable and an increase in accrued liabilities each provided $0.4 million in cash. The reduction in accounts receivable was driven by the timing of fiscal year-end billings and subsequent collections and the increase in accrued liabilities was driven by the timing of fiscal year-end required audit and tax work. Net cash used in operating activities was $1.3 million during the three months ended June 30, 2016, resulting primarily from our net loss of $2.3 million, offset by non-cash expense adjustments of $0.8 million. Non-cash expense adjustments typically include items such as depreciation and amortization, stock-based compensation and income tax benefit or expense.

 Net cash used in investing activities for both the three months ended June 30, 2017 and 2016 primarily consisted of capitalized software costs, which increased $0.2 million during the current period, compared to the prior period.

The increase in net cash provided by financing activities during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs, during the three months ended June 30, 2017.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     Not applicable.

ITEM 1A:  RISK FACTORS

     Not applicable.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2017, the Company, Lloyd I. Miller, III, the Company’s largest stockholder (“Mr. Miller”), and his affiliates MILFAM II, L.P. and Alimco Financial Corporation, a Delaware corporation, formerly known as Alliance Semiconductor Corporation (the “Guarantors”) entered into a Guaranty Fee Agreement (the “Fee Agreement”), pursuant to which the Company agreed to pay the Guarantors an extension fee of an aggregate of 50,000 shares of the Company’s common stock on a pro rata basis to each of the respective Guarantors. The issuance of such shares is exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4:  MINE SAFETY DISCLOSURES

     Not applicable.

ITEM 5:  OTHER INFORMATION

The Company extended the employment of Michael Brodsky by entering into an amendment dated August 10, 2017 (the “Amendment”) to his existing employment offer letter pursuant to which he would continue to serve as an employee in a non-executive capacity as Special Advisor to the CEO with an annual salary of $15,000 through September 1, 2018.  Mr. Brodsky also continues to serve as Chairman of the Board of the Company.  Pursuant to the Amendment, Mr. Brodsky will be granted an option to purchase 75,600 shares of the Company’s common stock and 37,800 restricted stock units under the Company’s 2015 Equity Incentive Plan (the “EIP”), subject to vesting in equal monthly installments over a 12 month period of continuous service monthly, and in each case subject to the approval of such shares by the Company’s stockholders.  The options and restricted stock units will automatically accelerate and be fully vested upon a Change in Control of the Company, as defined in the EIP; provided, however, that in the event of a Change in Control prior to the approval of the underlying shares by the Company’s stockholders, the Company would provide a cash amount equal to the approximate value of the underlying equity.  All of the other terms and provisions that were in effect under Mr. Brodsky’s employment offer letter immediately prior to the execution of the Amendment will continue in effect under the Amendment.

Effective August 14, 2017, the Board of Directors of the Company approved an executive bonus grant in restricted stock units under the Company’s EIP, subject to the approval of such shares by the Company’s stockholders.  The restricted stock units will fully vest upon grant; provided, however, that in the event of a Change in Control prior to the approval of the underlying shares by the Company’s stockholders, the Company would provide a cash amount equal to the approximate value of the underlying equity.  The bonus grants include grants to the Company’s Chief Executive Officer Patrick Stakenas in the amount of 22,059 restricted stock units and to the Company’s Chief Financial Officer John Nolan in the amount of 14,706 restricted stock units.

ITEM 6:  EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Bylaws of Determine, Inc., as amended as of June 21, 2017.

10.1(2)	Amendment Number Ten to Amended and Restated Business Financing Agreement, dated as of June 1, 2017.

10.2(2)	Second Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and Lloyd I. Miller, III.

10.3(2)	Second Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and MILFAM II, L.P.

10.4(2)	Third Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and Alimco Financial Corporation.

10.5(2)	Guaranty Fee Agreement, dated June 1, 2017.

10.6(1)	Form of Securities Purchase Agreement, dated as of June 21, 2017, by and among Determine, Inc. and the investors named therein.

10.7(1)	Placement Agency Agreement, dated as of June 21, 2017, by and between Determine, Inc. and Lake Street Capital Markets, LLC.

10.8(1)	Form of Subscription and Investment Representation Agreement, dated as of June 21, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Previously filed in the Company’s report on Form 8-K filed on June 21, 2017.
(2)	Previously filed in the Company’s report on Form 8-K filed on June 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2017	By:	/s/ John Nolan
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Bylaws of Determine, Inc., as amended as of June 21, 2017.

10.1(2)	Amendment Number Ten to Amended and Restated Business Financing Agreement, dated as of June 1, 2017.

10.2(2)	Second Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and Lloyd I. Miller, III.

10.3(2)	Second Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and MILFAM II, L.P.

10.4(2)	Third Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and Alimco Financial Corporation.

10.5(2)	Guaranty Fee Agreement, dated June 1, 2017.

10.6(1)	Form of Securities Purchase Agreement, dated as of June 21, 2017, by and among Determine, Inc. and the investors named therein.

10.7(1)	Placement Agency Agreement, dated as of June 21, 2017, by and between Determine, Inc. and Lake Street Capital Markets, LLC.

10.8(1)	Form of Subscription and Investment Representation Agreement, dated as of June 21, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Previously filed in the Company’s report on Form 8-K filed on June 21, 2017.
(2)	Previously filed in the Company’s report on Form 8-K filed on June 6, 2017.