Form 10-Q
period 2017-09-30
DETERMINE, INC.
filed 2017-11-09
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

 Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 3, 2017, was 14,808,972.

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

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	March 31,
	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$11,761	$9,429
Accounts receivable, net of allowance for doubtful accounts of $98 and $114 as of September 30, 2017 and March 31, 2017, respectively	6,788	7,042
Restricted cash	27	34
Prepaid expenses and other current assets	1,420	1,553
Total current assets	19,996	18,058

Property and equipment, net	79	85
Capitalized software development costs, net	2,754	2,341
Goodwill	15,143	14,448
Other intangibles, net	4,977	5,860
Other assets	1,211	1,599
Total assets	$44,160	$42,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Credit facility	$11,970	$11,861
Accounts payable	2,206	2,478
Accrued payroll and related liabilities	1,949	1,729
Other accrued liabilities	2,229	2,042
Deferred revenue	8,954	10,070
Income tax payable	33	23
COFACE loan	77	174
Total current liabilities	27,418	28,377

Long-term deferred revenue	13	10
Convertible note, net of debt discount	7,051	7,599
Other long-term liabilities	1,306	1,306
Total liabilities	35,788	37,292

Commitments and contingencies (Notes 8 and 9):

Stockholders' equity:
Common stock, $0.0001 par value; Authorized: 35,000 shares at September 30, 2017 and March 31, 2017; Issued: 14,950 and 12,223 shares at September 30, 2017 and March 31, 2017, respectively; Outstanding: 14,805 and 12,078 shares at September 30, 2017 and March 31, 2017, respectively	7	5
Additional paid-in capital	324,655	317,367
Treasury stock at cost - 145 shares at September 30, 2017 and March 31, 2017	(472)	(472)
Accumulated deficit	(316,526)	(311,749)
Accumulated other comprehensive income (loss)	708	(52)
Total stockholders’ equity	8,372	5,099
Total liabilities and stockholders’ equity	$44,160	$42,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues:
Recurring revenues	$5,545	$5,145	$10,845	$10,213
Non-recurring revenues	1,343	1,439	3,031	2,863
Total revenues	6,888	6,584	13,876	13,076

Cost of revenues:
Cost of recurring revenues	2,174	1,703	3,960	3,308
Cost of non-recurring revenues	1,282	1,743	2,799	3,244
Total cost of revenues	3,456	3,446	6,759	6,552

Gross profit (loss):
Recurring gross profit	3,371	3,442	6,885	6,905
Non-recurring profit (loss)	61	(304)	232	(381)
Total gross profit	3,432	3,138	7,117	6,524

Operating expenses:
Research and development	1,008	1,056	2,074	2,002
Sales and marketing	2,694	2,767	5,190	5,570
General and administrative	1,805	1,912	3,877	3,671
Total operating expenses	5,507	5,735	11,141	11,243

Loss from operations	(2,075)	(2,597)	(4,024)	(4,719)

Other expense, net	(568)	(637)	(746)	(927)
Net loss before income tax	(2,643)	(3,234)	(4,770)	(5,646)

(Provision for) benefit from income taxes	(28)	39	(11)	108
Consolidated net loss	(2,671)	(3,195)	(4,781)	(5,538)

Net loss attributable to non-controlling interest	-	(12)	-	(12)
Net loss attributable to common stockholders	$(2,671)	$(3,207)	$(4,781)	$(5,550)

Basic and diluted net loss per share (Note 7)	$(0.18)	$(0.28)	$(0.35)	$(0.48)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	14,784	11,508	13,545	11,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(continued)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Statements of comprehensive loss:
Consolidated net loss	$(2,671)	$(3,195)	$(4,781)	$(5,538)
Foreign currency translation adjustments, net	460	13	771	(13)
Other comprehensive income (loss)	103	-	(11)	-
Comprehensive loss	(2,108)	(3,182)	(4,021)	(5,551)
Less: Net loss attributable to non-controlling interest	-	(12)	-	(12)
Comprehensive loss attributable to Determine, Inc.	$(2,108)	$(3,194)	$(4,021)	$(5,563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2017	2016
Operating activities
Net loss	$(4,781)	$(5,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,993	1,656
Stock-based compensation expense	1,206	1,237
Interest expense paid in kind as convertible note debt	394	-
Income tax expense (benefit)	11	(108)
Loss on fixed asset disposal	2	-
Unrealized currency translation gains	(357)	-
Changes in assets and liabilities:
Accounts receivable, net	254	1,051
Prepaid expenses and other current assets	133	211
Other assets	571	122
Accounts payable	(272)	(174)
Accrued payroll and related liabilities	220	22
Accrued restructuring costs	-	(403)
Other accrued liabilities and other long-term liabilities	187	7
Deferred revenue	(1,113)	(1,026)
Net cash used in operating activities	(1,552)	(2,943)

Investing activities
Purchase of property and equipment	(17)	(28)
Capitalized software development costs, net	(1,162)	(762)
Net cash used in investing activities	(1,179)	(790)

Financing activities
Proceeds from issuance of stock, net of issuance costs	4,911	-
Net employee withholding taxes paid in connection to issuance of restricted stock	(43)	86
Issuance of stock under employee stock purchase plan	73	80
Credit facility borrowing	17,002	3,000
Credit facility payment	(16,893)	(1,139)
Repayment of loan	(97)	(113)
Proceeds from exercise of stock options	1	-
Issuance of debt, net of costs	-	287
Net cash provided by financing activities	4,954	2,201

Effect of exchange rate changes on cash	109	140

Net increase (decrease) in cash and cash equivalents	2,332	(1,392)
Cash and cash equivalents at beginning of the period	9,429	9,418
Cash and cash equivalents at end of the period	$11,761	$8,026

Supplemental disclosure of cash flow information:
Cash paid for interest	$99	$107
Cash paid for taxes	$70	$38
Stock issued in connection with loan guarantee extension	$169	$-
Stock issued upon conversion of convertible note	$973	$-
Stock issued in connection with interest on convertible note	$-	$275
Issuance of common stock for legal settlement	$-	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2017 and March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six months ended September 30, 2017 and 2016 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2017, and the results of operations and cash flows for the six months ended September 30, 2017 and 2016, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2017 has been derived from the audited consolidated financial statements at that date.

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

Customer Concentrations

Historically, a limited number of customers have accounted for a substantial portion of the Company’s revenues. However, during the three and six months ended September 30, 2017 and 2016, no customer accounted for 10% or more of the Company’s revenues or net accounts receivable, respectively.

Geographic Information

International revenues are attributable to countries based on the location of the customer. For the three and six months ended September 30, 2017 and 2016, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Singapore, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, India, Bulgaria, Finland and New Zealand.

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
International revenues	33%	26%	30%	28%
Domestic revenues	67%	74%	70%	72%
Total revenues	100%	100%	100%	100%

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and September 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-13, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-13, collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. ASU No. 2015-14 deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The Company is not planning to early adopt the new standard and is continuing to assess the impact of the adoption on its financial position, results of operations, cash flows and related disclosures and whether the effect will be material. The Company preliminarily believes that the commissions accounting under the new standard is expected to be significantly different than the Company’s current capitalization policy. The new standard will result in additional types of costs that will be capitalized and amounts will be amortized over a period longer than the Company’s current policy. The new standard also requires incremental disclosures including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to assess the new standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2017 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2017	$14,448
Foreign currency translation adjustment	695
Balance at September 30, 2017	$15,143

The following is a summary of other intangible assets, net (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(2,930)	$141	$2,245
Customer relationships	5,857	(3,225)	100	2,732
	$10,891	$(6,155)	$241	$4,977

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(2,347)	$(50)	$2,637
Customer relationships	5,857	(2,599)	(35)	3,223
	$10,891	$(4,946)	$(85)	$5,860

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 3.97 years and 3.04 years, respectively, as of September 30, 2017. Amortization expense of intangible assets was $0.5 million for both the three months ended September 30, 2017 and 2016, respectively, and $1.1 million for both the six months ended September 30, 2017 and 2016.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30,	March 31,
	2017	2017
	(in thousands)
Computers and software	$327	$360
Furniture and equipment	231	316
Leasehold improvements	44	59
	602	735
Less: accumulated depreciation	(523)	(650)

Total property and equipment, net	$79	$85

Depreciation expense was approximately $0.01 million and $0.02 million during the three months ended September 30, 2017 and 2016, respectively, and $0.02 million and $0.5 million during the six months ended September 30, 2017 and 2016, respectively.

5.  Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.6 million and $0.4 million of research and development costs during the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $0.8 million during the six months ended September 30, 2017 and 2016, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense of capitalized software is included in the product cost of revenue and was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.5 million during the six months ended September 30, 2017 and 2016, respectively. The unamortized balance of capitalized software was $2.8 million and $2.3 million as of September 30, 2017 and March 31, 2017, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the six months ended September 30, 2017 or 2016.

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

Valuation Assumptions

There were no stock options granted during the three months ended September 30, 2017. During the six months ended September 30, 2017, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

Six Months Ended
September 30, 2017
Risk-free interest rate	1.91%
Dividend yield	0%
Expected volatility	54.00%
Expected term in years	6.08
Weighted average fair value at grant date	$1.81

During the three and six months ended September 30, 2016, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Period Ended
	September 30, 2016
	Three Months	Six Months
Risk-free interest rate	1.19%	1.19%
Dividend yield	0%	0%
Expected volatility	51.92%	51.92%
Expected term in years	6.08	6.08
Weighted average fair value at grant date	$0.88	$0.88

The following tables summarize activity under the equity incentive plans for the three months ended September 30, 2017:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at July 1, 2017	4,574	$3.02	146	$3.93
Granted	-	$-	115	$1.99
Exercised/Released	-	$-	(172)	$2.61
Cancelled	(124)	$3.49	-	$-
Outstanding at September 30, 2017	4,450	$3.01	89	$3.96

Vested and expected to vest	4,235	$3.05

Shares Available for Grant
(in thousands)
Balance at July 1, 2017	538
Options:
Shares added to the plans	1
Cancelled	79
Restricted Stock Units:
Granted	(115)
Balance at September 30, 2017	503

The weighted average remaining contractual term for exercisable options is 7.21 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2017 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2017 was $2.15 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at September 30, 2017 and 2016 was $1.2 million and $0, respectively. The aggregate intrinsic value of restricted stock units outstanding at September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

The options outstanding and exercisable at September 30, 2017 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share
$1.35	—	$1.35	103	8.71	36	$1.35
$1.64	—	$1.64	1,953	8.28	782	$1.64
$1.75	—	$2.00	543	8.61	137	$1.78
$2.59	—	$3.99	460	8.56	195	$3.45
$4.32	—	$4.32	634	7.83	343	$4.32
$5.18	—	$6.30	369	6.98	273	$5.95
$6.61	—	$6.61	328	4.25	285	$6.61
$6.83	—	$6.83	50	6.39	50	$6.83
$7.20	—	$7.20	5	1.41	5	$7.20
$11.40	—	$11.40	5	0.89	5	$11.40
$1.35	—	$11.40	4,450	7.85	2,111	$3.63

      The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Cost of revenues	$92	$65	$121	$125
Research and development	101	61	164	115
Sales and marketing	139	189	231	352
General and administrative	288	393	690	645
Impact on net loss	$620	$708	$1,206	$1,237

 As of September 30, 2017, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $2.8 million and $0.3 million, respectively, and will be recognized over an estimated weighted average amortization period of 2.33 years for stock options and 2.43 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for both the three months ended September 30, 2017 and 2016 was $0.02 million, respectively, and $0.04 million and $0.05 million for the six months ended September 30, 2017 and 2016, respectively. During the six months ended September 30, 2017 and 2016, there were 41,205 and 46,604 shares issued under the ESPP, respectively.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)		(in thousands)

Options	4,189	4,206	2,092	4,156
Unvested restricted stock units	50	129	59	179
Warrants	2,262	2,262	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	6,501	6,597	4,413	6,597

8.  Operating Lease Commitments

The Company leases office space in London, United Kingdom, Aix-en-Provence, France, Paris, France, Atlanta, Georgia, the District of Columbia and, for its headquarters, in Carmel, Indiana. The leases are non-cancelable operating leases with various expirations through August 2020. Rent expense, which is recognized on a straight-line basis over the lease term, was $0.1 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within other accrued liabilities in the condensed consolidated balance sheets.

During the third quarter of fiscal year 2017, the Company began subleasing a portion of its rental space in the District of Columbia to a related party associated with the Chairman of the Board of Directors. The subleases were terminated via mutual agreement during the three months ended September 30, 2017. Rental income from the subleases was recognized on a straight-line basis over the lease term. The Company recognized $0.01 million and $0.03 million in sublease income during the three and six months ended September 30, 2017, respectively.

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation for a period of 90 days. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of September 30, 2017 or March 31, 2017. To date, the Company has not refunded any amounts in relation to the warranty.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of September 30, 2017 or March 31, 2017.

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

Note Conversion

On June 21, 2017, Mr. Miller and two of his affiliates (the “March 2015 Investors”) elected to convert approximately $1.0 million of outstanding interest and principal payable under the junior secured convertible promissory notes dated as of March 11, 2015, as amended (the “March 2015 Notes”), into an aggregate of 170,733 shares of the Company’s common stock at the conversion price of $5.70 per share. To induce the March 2015 Investors to convert the March 2015 Notes, the Company entered into a subscription and investment representation agreement with the March 2015 Investors pursuant to which the Company issued an additional 218,540 shares of common stock to the March 2015 Investors. The shares converted and shares issued to induce the conversion together resulted in an acquisition of shares at a price approximately equivalent to the price to the investors of the shares sold in the Registered Direct Offering discussed in Note 6, Stockholders’ Equity, above. As of September 30, 2017, the March 2015 Notes had an outstanding principal balance of $2.3 million.

As of September 30, 2017 and March 31, 2017, the Company owed $12.0 million and $11.9 million, respectively, under the Credit Facility, and $1.0 million and $1.1 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. During the three and six months ended September 30, 2017, the Company met all the requirements and was in compliance.

11.  Income Taxes

The provision for income taxes is based upon loss before income taxes as follows (in thousands):

	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Domestic pre-tax loss	$(2,820)	$(4,623)
Foreign pre-tax income (loss)	177	(147)
Total pre-tax loss	$(2,643)	$(4,770)

The components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
US	$24	$2
Foreign	4	9
Total provision for income taxes	$28	$11

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

At September 30, 2017, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at September 30, 2017, the Company had approximately $1.4 million of unrecognized tax benefits which was netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance.

ASC 740 also requires the allocation of tax benefits recorded in other components of the financial statements to be recorded in continuing operations in interim periods. During the three months ended June 30, 2017, the Company recorded a deferred tax liability in Other Comprehensive Income related to currency translation gains. Because the Company has a loss and a full valuation allowance in the United States, a tax benefit of $6,000 was recorded in continuing operations in the U.S. to record the impact of the valuation allowance release related to the currency translation gain during the six months ended September 30, 2017.

 The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal year ended from 1998 to 2016 due to net operating losses and tax carryforwards unutilized from such years.

12.  Related Party Transactions

Determine SAS rents its offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. During the three and six months ended September 30, 2017, Determine SAS made rental payments of approximately $0.02 million and $0.1 million, respectively, to SCI Donapierre. During the three and six months ended September 30, 2016, Determine SAS made rental payments of approximately $0.03 million and $0.05 million, respectively to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties, as set forth in Note 10, Credit Facility and Convertible Notes, as well as subleases, as set forth in Note 8, Operating Lease Commitments, above. ALMC is a company for which Alan Howe, a director of the Company, serves as chief executive officer.

13. Subsequent Events

On November 6, 2017, the Company and Patrick Stakenas, the Company’s President and Chief Executive Officer, entered into a letter agreement further amending the existing Severance Agreement dated June 3, 2015, as amended November 8, 2016 (the “Severance Agreement”).  The letter agreement revises the Severance Agreement to increase the amount of severance payments payable to Mr. Stakenas from the Company in a non-change in control scenario from a period of six months following separation to a period of twelve months following separation, which aligns the twelve-month payment period with the existing payment provisions under a change in control scenario.

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

During the three months ended September 30, 2017, our total revenues increased by 5%, or $0.3 million, to $6.9 million compared with total revenues of $6.6 million for the three months ended September 30, 2016. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, increased to $5.5 million during the three months ended September 30, 2017, compared to $5.1 million during the three months ended September 30, 2016. As a percent of total revenues, recurring revenues comprised 81% and 78% of total revenues during the three months ended September 30, 2017 and 2016, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $1.3 million, or 19% of total revenues, representing a decrease of $0.1 million, or 7%, over the three months ended September 30, 2016. The increase in total revenues year over year resulted primarily from subscription revenue growth from new customers we entered into contract with during the current period

During the three months ended September 30, 2017, our net loss from operations decreased $0.5 million, or 20%, to $2.1 million, compared to $2.6 million during the three months ended September 30, 2016. The decrease in net loss is primarily due to an increase in our gross margin driven by non-recurring revenues in the current period and decreased operating expenses. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Results of Operations:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except percentages)		(in thousands, except percentages)
Recurring revenues	$5,545	$5,145	$10,845	$10,213
Percentage of total revenues	81%	78%	78%	78%
Non-recurring revenues	1,343	1,439	3,031	2,863
Percentage of total revenues	19%	22%	22%	22%
Total revenues	$6,888	$6,584	$13,876	$13,076

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  Recurring revenues increased $0.4 million, or 8%, during the three months ended September 30, 2017, in comparison to the three months ended September 30, 2016, and $0.6 million, or 6%, during the six months ended September 30, 2017, in comparison to the six months ended September 30, 2016 due to subscription revenue growth, offset by decreased maintenance revenues. Subscription revenue growth continued to drive the growth in recurring revenues, due primarily to new customers we entered into contract with during the current period, offset by slightly decreased maintenance revenues.

Subscription revenues grew to $4.6 million during the three months ended September 30, 2017, compared to $4.2 million during the three months ended September 30, 2016, representing a 10% increase, and $9.0 million during the six months ended September 30, 2017, compared to $8.2 million during the six months ended September 30, 2016, representing a 9% increase. Maintenance revenues remained flat during both the three and six months ended September 30, 2017, slightly decreasing from the same periods ended September 30, 2016.

Recurring revenues continue to account for the majority of our total revenues, and we expect this trend to continue going forward as we continue to emphasize our cloud-based solutions. This will depend in part on the number of maintenance renewals and the number and size of new subscription license contracts. In addition, maintenance renewals are extremely dependent upon economic conditions, customer satisfaction and the level of need to make changes or upgrade versions of our software by our customers.

Non-recurring revenues. Non-recurring revenues are mainly comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues decreased by $0.1 million, or 7%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to increased time spent on unbillable support services as we grow and strengthen our existing customer relationships. Non-recurring revenues increased by $0.2 million, or 6%, during the six months ended September 30, 2017, compared to the six months ended September 30, 2016. This increase was primarily due to increased implementations and follow-on services resulting from our overall growth. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

Sales to foreign customers accounted for 28% and 29% of total revenues during the three months ended September 30, 2017 and 2016, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

Cost of revenues

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of recurring revenues	$2,174	$1,703	$3,960	$3,308
Percentage of total cost of revenue	63%	49%	59%	50%
Cost of non-recurring revenues	1,282	1,743	2,799	3,244
Percentage of total cost of revenue	37%	51%	41%	50%
Total cost of revenues	$3,456	$3,446	$6,759	$6,552

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the three months ended September 30, 2017, cost of recurring revenues increased $0.5 million, or 28%, compared to the three months ended September 30, 2016, and $0.7 million, or 20%, during the six months ended September 30, 2017, compared to the six months ended September 30, 2016. These increases were driven by amortization of capitalized software and increased data center and maintenance costs.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the three months ended September 30, 2017, these costs decreased $0.5 million, or 26%, compared to the three months ended September 30, 2016, and $0.4 million, or 14%, during the six months ended September 30, 2017, compared to the six months ended September 30, 2016, primarily due to reduced labor costs associated with delivering our cloud-based solutions.

We expect costs of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues in the foreseeable future.

Gross Profit and Margin

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross margin, recurring revenues	61%	67%	63%	68%
Gross margin, non-recurring revenues	5%	(21%)	8%	(13%)
Gross margin, total revenues	50%	48%	51%	50%

Gross profit dollars increased $0.3 million, or 9%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, and $0.6 million, or 9%, during the six months ended September 30, 2017, compared to the six months ended September 30, 2016. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our newer solutions and the related revenue recognition. Gross margins represent gross profit as a percentage of revenue and were affected by the factors discussed above under “Revenues” and “Costs of Revenues.”

We expect that our overall gross margins will continue to fluctuate primarily due to the timing of revenue recognition. The impact on our gross margin will depend on the mix of services we provide, whether the services are performed by our professional services employees or third-party consultants and the overall utilization rates of our professional services organization.

Operating Expenses

Research and Development Expenses

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total research and development	$1,008	$1,056	$2,074	2,002
Percentage of total revenues	15%	16%	15%	15%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  The slight decrease of 5% during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due primarily to a $0.2 million increase in capitalized research and development costs. We capitalized $0.6 million and $0.4 million of research and development costs during the three months ended September 30, 2017 and 2016, respectively.

The increase of $0.1 million, or 4%, during the six months ended September 30, 2017, compared to the six months ended September 30, 2016, was due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms, offset by a $0.4 million increase in capitalized research and development costs. We capitalized $1.2 million and $0.8 million of research and development costs during the six months ended September 30, 2017 and 2016, respectively.

We expect research and development expenditures to slightly increase in the foreseeable future. As we continue to invest in enhancements to our existing products, by adding new features, improving functionality and incorporating feedback and suggestions from our customers, the expenditures will be offset by our ability to capitalize the related allowable costs.

Sales and Marketing

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales and marketing	$2,694	$2,767	$5,190	5,570
Percentage of total revenues	39%	42%	37%	43%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three and six months ended September 30, 2017, sales and marketing expenses decreased $0.1 million, or 3%, and $0.4 million, or 7%, compared to the three and six months ended September 30, 2016, respectively, due to lower employee benefit costs, specifically stock-based compensation and vacation expense, related to our sales and marketing employees. Additionally, for the six months ended September 30, 2017, we had lower commissions and decreased use of outside services compared to the six months ended September 30, 2016.

We expect sales and marketing expenses to increase in the foreseeable future as we increase headcount and marketing efforts to promote our cloud-based solutions.

General and Administrative

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
General and administrative	$1,805	$1,912	$3,877	3,671
Percentage of total revenues	26%	29%	28%	28%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense decreased $0.1 million, or 6%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due primarily to costs associated with the movement of our headquarters from California to Indiana during the three months ended September 30, 2016. Such costs were not repeated during the three months ended September 30, 2017. General and administrative expense increased $0.2 million, or 6%, during the six months ended September 30, 2017, compared to the six months ended September 30, 2016, due primarily to a gain in the settlement of an outstanding litigation during the six months ended September 30, 2016, offset by the reduced costs associated with the headquarters move.

We expect general and administrative expenses to remain flat in the foreseeable future.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three and six months ended September 30, 2017, other expense decreased $0.1 million and $0.2 million, when compared to the three and six months ended September 30, 2016, respectively, due primarily to foreign currency transaction fluctuations.

Liquidity and Capital Resources

	As of
	September 30, 2017	March 31, 2017
	(in thousands)
Cash, cash equivalents and short-term investments	$11,761	$9,429
Working capital	$(7,422)	$(10,319)

	Six Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Net cash used in operating activities	$(1,552)	$(2,943)
Net cash used in investing activities	$(1,179)	$(790)
Net cash provided by financing activities	$4,954	$2,201

Our primary source of liquidity consisted of approximately $11.8 million in cash and cash equivalents as of September 30, 2017 primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs, during the six months ended September 30, 2017.

Net cash used in operating activities for the six months ended September 30, 2017 resulted primarily from our net loss of $4.8 million, offset by non-cash expense adjustments of $3.3 million. Net cash used in operating activities was $2.9 million during the six months ended September 30, 2016, resulting primarily from our net loss of $5.5 million, offset by non-cash expense adjustments of $2.8 million. Non-cash expense adjustments typically include items such as depreciation and amortization, stock-based compensation and income tax benefit or expense.

Net cash used in investing activities for both the six months ended September 30, 2017 and 2016 primarily consisted of capitalized software costs, which increased $0.4 million during the current period, compared to the prior period.

The increase in net cash provided by financing activities during the six months ended September 30, 2017, compared to the six months ended September 30, 2016, was primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs, during the six months ended September 30, 2017.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2017. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

On November 6, 2017, the Company and Patrick Stakenas, the Company’s President and Chief Executive Officer, entered into a letter agreement further amending the existing Severance Agreement dated June 3, 2015, as amended November 8, 2016 (the “Severance Agreement”).  The letter agreement revises the Severance Agreement to increase the amount of severance payments payable to Mr. Stakenas from the Company in a non-change in control scenario from a period of six months following separation to a period of twelve months following separation, which aligns the twelve-month payment period with the existing payment provisions under a change in control scenario.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1(1)	Compensation Program for Non-Employee Directors.

10.2	Amendment to the Severance Agreement, dated June 3, 2015, as amended November 8, 2016, with Patrick Stakenas, entered into November 6, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Previously filed in the Company’s report on Form 8-K filed on October 4, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Compensation Program for Non-Employee Directors

10.2	Amendment to the Severance Agreement, dated June 3, 2015, as amended November 8, 2016, with Patrick Stakenas, entered into November 6, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Previously filed in the Company’s report on Form 8-K filed on October 4, 2017.