Form 10-K
period 2018-03-31
DETERMINE, INC.
filed 2018-06-29
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-29637

DETERMINE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0432030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $2.15 per share as reported by The NASDAQ Capital Market on that date, was $17,553,832.

As of June 22, 2018, the registrant had 15,129,963 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from information to be filed with the Securities and Exchange Commission in the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment to this Annual Report on Form 10-K within 120 days of the registrant’s fiscal year ended March 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

DETERMINE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2018

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

PART I

Item 1. Business

Overview

Determine, Inc. is a leading global provider of SaaS Source-to-Pay and Enterprise Contract Lifecycle Management (“ECLM”) solutions. The Determine Cloud Platform provides procurement, sourcing, finance and legal professionals with the flexibility, agility and scalability they need to optimize spend, supplier, contract and financial performance goals. We empower users across the full source-to-pay continuum, including sourcing, supplier management, spend analytics, contract management and procure-to-pay applications, to deliver efficiency and data insight for their operational business processes, third-party relationships and contractual obligations.

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

In rebranding as Determine in October of 2015, we formally combined three legacy industry leaders and brands — Selectica, Iasta and b-pack — under one new name, and continue to accelerate the execution of our strategic plan. As of the end of the third quarter of our fiscal year 2018, all new customers are choosing our modular source-to-pay and contract management solutions on the Determine Cloud Platform, to be able to leverage the flexibility, scalability, data visibility and process efficiency it provides.

Determine serves more than 270 global customers spanning a wide spectrum of industries including, but not limited to, targeted verticals of financial services, insurance, pharmaceuticals, healthcare, retail, transportation and manufacturing. In a dynamic global economic climate that can be uncertain and volatile, organizational flexibility and agility remain paramount.

Our customers look to us for innovative technology tools, thinking and expertise that can help them streamline processes to drive operational efficiency, align functions and leverage the enormous untapped value in their organizational data.

Customers use our solutions to break down silos for more transparency, easier collaboration with their stakeholders and suppliers and to discover previously unseen supplier, contractual and spend data. This empowers them to maximize savings, drive new revenue, control costs, improve workflow efficiencies, mitigate risks and make more informed and smarter business decisions.

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

Determine offers a common, reliable and powerful engine at the heart of its multi-tenant cloud platform. The Determine Core is the foundational building block of the Determine Cloud Platform and is what empowers customers to stay focused on streamlining their business processes across functions. It is the basis for how the platform integrates proprietary master database, metadata with our business process engine to provide a single source of data truth across a customer’s entire business enterprise. It also optimizes the functionality of our solutions through embedded analytics, open application programming interface (“API”) and a business network that combine to provide end-to-end solution visibility and control.

Simplified implementation and configuration, and seamless integration with existing ERP and other back-end enterprise systems, empowers collaboration, efficiency and agility. By using our SaaS applications built on the Determine Cloud Platform, business stakeholders at all levels of the organization are empowered to collaborate and make more accurate and confident decisions.

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

Determine Cloud Platform Capabilities

The Determine Cloud Platform offers the following functional capabilities built around the Determine Core:

Determine provides the flexibility and tools to manage the business from traditional modular source-to-pay areas to complex projects-based approaches for both goods and services spend.

The Determine Cloud Platform extends value across the entire source-to-pay continuum on a matrix of a single source of shared data, document management and business process management, creating an integrated multiplier effect.

Integrated Solutions on the Determine Cloud Platform

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

○

Inventory Management - Our inventory management solution helps organize and manage stored inventory stock items and optimize planning strategy for replenishment. The inventory management solution is fully integrated with internal requisitions and external purchase orders, provides full inventory movement history (in and out) with customizable reason codes, inventory valuation (weighted-average cost), and physical inventory counting and balance updates.

●

Spend Analytics — Determine provides business intelligence insights and executive level reporting for all solutions on the platform by combining analytics on any business process managed on the platform, notifications and alerts, and the creation of custom reports using a report generator on any data created and managed on the Determine Cloud Platform. The open Application Programming Interface framework also allows the Determine Cloud Platform to integrate with other enterprise and external systems, such as ERP, CRM, or market data for bridging all data elements from multiple, disparate and external sources into KPI dashboard reporting. Users encounter dashboards that are developed from modern business intelligence approaches such as self-service analytics and an intuitive click-through design.

Through our partners in the Determine Alliance Partner Program, our dynamic business partner ecosystem of leading global companies, the Determine Cloud Platform also offers a business network, or hub, for coordinating buyers, partners and suppliers looking to engage and collaborate on the Determine Cloud platform. This is done through a supplier portal, open supplier network or through the partners’ business app portal, where partners can offer their business applications on the platform. The idea of interoperability is at the heart of the Determine platform, as it is an open network that works within a wider technology ecosystem. The Determine Cloud Platform integrates with focused providers in areas including CRM, e-signatures, document management, external market data, and other business platforms.

Competitive Strengths

We believe our key competitive strengths include:

●

Modularity. Customers on the Determine Cloud Platform are able to start with one or two applications configured to meet their most urgent needs to achieve immediate, bottom-line results. Customers can add more capabilities as required with additional modules or business apps without reimplementation. The result is lower cost of entry, lower cost of ownership, faster and easier adoption and faster time to ROI.

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

●

Configurability. Modularity gives companies the ability to mix and match platform solutions, as needed. Leveraging Determine Core components and solutions streamlines multiple, complex workflows into a dynamic process, expediting each step to completion through collaboration. Self-service functionality enables customers to easily adapt workflows to their industry needs, enhancing collaboration and simplifying complexity.

●

Global and Local. Local expertise in the US, UK and Europe provides an on-the-ground presence that has established a deep knowledge base of legal, technical, financial and regulatory requirements. This speeds implementation and deployment, and optimizes customers’ service.

●

Global Partners. We leverage the Determine Alliance Partner Program to collaborate on transforming our customers’ enterprises, making them more competitive and providing opportunities to grow. This network is another way Determine is expanding market share, reaching new industries and developing broader offerings.

Employees

As of March 31, 2018, we had a total of 153 employees, 6 of which are located in the United Kingdom, 57 of which are located in France and 90 of which are located in the United States. Of the total, 34 are full-time product and technical specialists engaged in research and development, 66 are engaged in professional services, 29 are engaged in sales and marketing, and 24 are engaged in general and administrative. We also have 93 individuals contracted through our Odessa, Ukraine facility, with 26 in professional services and 67 engineers in research and development. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

Determine Professional Services

We offer a range of services to ensure that the solutions meet users’ requirements. Our Professional Services team takes a best-practice, collaborative approach, applying their extensive experience with contract lifecycle management, strategic sourcing, procure to pay and Configuration solutions.

Although no two projects are the same, we have a standard practice and approach that has led to timely rollouts, increased adoption, efficient use of resources, and our Client’s confidence in their abilities to quickly derive measurable business value from their newly implemented solution.

Unlike our competitors, who often outsource their projects overseas, Determine places a high value on implementing customer solutions locally. This process speeds, simplifies and clarifies the implementation experience for our customers, critical to ensuring full confidence and keeping projects on track.

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

Research and Development

To date, we have invested substantial resources in research and development. Our team primarily works on product development, enhancements, documentation, and quality assurance. During the fiscal years ended March 31, 2018 and 2017, we invested approximately $6.9 million and $5.6 million, respectively, on research and development, inclusive of $2.4 million and $1.8 million capitalized research and development costs, respectively.

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

Competition

The market for cloud-based software solutions in general, including Sourcing, Supplier Management, Procurement and Contract Management, continues to rapidly change. Competitors vary in size and in the scope and breadth of the products and services offered. We encounter competition primarily from companies such as SAP (Ariba), Apttus, Coupa, Ivalua and Jaegger, as well as (i) software companies that offer integrated solutions or specific products that compete with our ECLM, (ii) information systems departments of potential or current customers that internally develop custom software, and (iii) professional services organizations. Some of these competitors are larger than us and may only compete in a segment of ours.

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

We incurred net losses of approximately $9.9 million and $9.4 million for the fiscal years ended March 31, 2018 and 2017, respectively. We had an accumulated deficit of approximately $321.7 million as of March 31, 2018. We may continue to incur losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and the timing and impact of our cost reduction efforts. While we have made significant progress towards aligning our research and development, sales and marketing, and general and administrative expenses with revenue, given the size of our business relative to the costs associated with being a public reporting company, we will need to continue to control our expenses while maintaining and increasing revenue in order to achieve profitability. If our revenue declines or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses may continue or increase, which would harm our business and operating results.

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

Our revenues are dependent on orders from a relatively small number of customers. No customer was over 10% of our revenue in fiscal year 2018 or 2017. We expect that we will continue to depend upon a relatively small number of customers for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to successfully sell our products and services to one or more large customers in any particular period or a large customer purchases fewer of our products or services, defers or cancels orders, or terminates its relationship with us, our business and operating results would be significantly harmed.

If we are unable to attract new customers, the growth of our revenues will be adversely affected.

To increase our revenues, we must continue to add new customers, increase the number of users for existing customers, and sell additional modules to current customers. As our industry matures or if competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell based on factors such as pricing, technology, and functionality could be impaired. As a result, we may be unable to attract new customers at rates or terms that would be favorable or comparable to prior periods, which could have an adverse effect on the growth of our revenues.

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

Likewise, if our customers do not renew subscription agreements or maintenance services or purchase additional products, our operating results could suffer. Historically, we have derived and expect to continue to derive a significant portion of our total revenue from existing customers who purchase additional products or renew subscription licenses and maintenance agreements. Our customers may not renew such maintenance agreements or expand the use of our products. In addition, as we introduce new products, our current customers may not require or desire the features of our new products. If our customers do not renew their subscriptions or maintenance agreements with us or choose not to purchase additional products, our operating results could suffer.

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

We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We currently hold eight patents in the United States. In addition, we have various trademarks registered or pending registration in various jurisdictions. Our trademark applications might not result in the issuance of any trademarks. Our patents or any trademarks might be invalidated or circumvented or otherwise fail to provide us any meaningful protection. We seek to protect the source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose certain restrictions on the licensee’s ability to utilize the software. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

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

The sales cycle of our products has historically averaged between nine to twelve months and may sometimes be significantly longer. We are generally required to provide a significant level of education regarding the use and benefits of our products, and potential customers tend to engage in extensive internal reviews before making purchase decisions. In addition, the purchase of our products typically involves a significant commitment by our customers of capital and other resources and is therefore subject to delays that are beyond our control, such as customers’ internal budgetary procedures and the testing and acceptance of new technologies that affect key operations. In addition, because we target large companies, our sales cycle can be lengthier due to the decision process in large organizations. As a result of our products’ long sales cycles, we face difficulty predicting the quarter in which sales to expected customers may occur. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could fall below the expectations of financial analysts and investors, which could cause our stock price to decline.

Developments in the market for cloud-based software solutions, including our Source-to-Pay, Procure-to-Pay and Enterprise Contract Lifecycle Management (“ECLM”), may harm our operating results, which could cause a decline in the price of our common stock.

The market for cloud-based software solutions, including Source-to-Pay, Procure-to-Pay and ECLM, is evolving rapidly. In view of changing market trends, including vendor consolidation, the competitive environment growth rate and potential size of the market are difficult to assess. The growth of the market is dependent upon the willingness of businesses and consumers to purchase complex goods and services over the Internet and the acceptance of the Internet as a platform for business applications. In addition, companies that have already invested substantial resources in other methods of Internet selling may be reluctant or slow to adopt a new approach or application that may replace, limit or compete with their existing systems. With the transition of our focus to a subscription sales SaaS model, which may help address certain market challenges, the rapid change in the marketplace nonetheless poses a number of concerns. Any decrease in technology infrastructure spending may reduce the size of the market for our solutions. Our potential customers may decide to purchase more complete solutions offered by larger competitors instead of individual applications. If the market for our solutions is slow to develop, or if our customers purchase more fully integrated products, our business and operating results would be significantly harmed.

We face intense competition, which could reduce our sales, prevent us from achieving or maintaining profitability and inhibit our future growth.

The market for similar software and services is intensely competitive and rapidly changing. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share. Our principal competition comes from (i) publicly held and private software companies that offer integrated Source-to-Pay solutions or specific sourcing, procurement, payables, contract management and/or sales solutions and (ii) internally developed solutions. Existing and potential competitors include companies such as SAP (Ariba), Apttus, Coupa and Ivalua.

Our competitors may intensify their efforts in our market. In addition, other enterprise software and SaaS companies may offer competitive products in the future. Competitors vary in size, in the scope and breadth of the products and services offered. Although we believe we have advantages over our competitors including the comprehensiveness of our solution, some of our competitors and potential competitors have significant advantages over us, including:

•	a longer operating history;

•	preferred vendor status with our customers;

•	more extensive name recognition and marketing power; and

•	significantly greater financial, technical, marketing and other resources, giving them the ability to respond more quickly to new or changing opportunities, technologies, and customer requirements.

Our competitors may also bundle their products in a manner that may discourage users from purchasing our products. Current and potential competitors may establish cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share. Competitive pressures may require us to reduce the prices of our products and services. We may not be able to maintain or expand our sales if competition increases, and we are unable to respond effectively.

If we do not keep pace with technological change, including maintaining interoperability of our products with the software and hardware platforms predominantly used by our customers, our products may be rendered obsolete, and our business may fail.

Our industry is characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and emerging industry standards. In order to achieve broad customer acceptance, our products must be compatible with major software and hardware platforms used by our customers. In addition, our products are required to interoperate with electronic commerce applications and databases. We must continually modify and enhance our products to keep pace with changes in these operating systems, applications and databases. Our Source-to-Pay, ECLM and Configuration products are complex, and new products and product enhancements can require long development and testing periods. If our products were to be incompatible with a popular new operating system, electronic commerce application or database, our business would be significantly harmed. In addition, the development of entirely new technologies to replace existing software could lead to new competitive products that have better performance or lower prices than our products and could render our products obsolete and unmarketable.

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

Non-recurring revenues are mainly comprised of revenues from professional services for system implementations and enhancements and training. Professional services generated 22% and 24% of our total revenues during the fiscal years ended March 31, 2018 and 2017, respectively. Our professional services revenues have been responsible for a larger portion of losses than recurring revenues. We often charge for our professional services on a fixed-fee basis. If we are required to spend more hours than planned without being able to bill our customers for these overages, our cost of services revenues could exceed the fees charged to our customers on certain engagements and could cause us to recognize a loss on a contract, which would adversely affect our operating results. In addition, if we are unable to provide these professional services, we may lose sales or incur customer dissatisfaction, and our business and operating results could be significantly harmed.

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

If we become subject to litigation, it could be costly and time consuming to defend and could distract us from focusing on our business and operations.

Since our software applications are company-wide, mission-critical computer applications with a potentially strong impact on our procurement, payables, contracting and customers’ sales, errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Litigation, even if it were unsuccessful, would be time consuming and costly to defend.

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

The majority of our customers are hosted by a third-party providers.

The majority of our customers’ licensed software applications are hosted by a third-party data center provider under contract to us. Failure of a data center provider to maintain service levels as contracted or required by law, rule, or regulation could result in customer dissatisfaction, customer losses and potential product warranty or performance liabilities and potential regulatory penalties, including significant fines.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our board of directors or the direction of our company.

Provisions of our amended and restated certificate of incorporation, as amended to date, our amended and restated bylaws and Delaware law may make it more difficult for or prevent a third party from acquiring control of us without approval of our directors. These provisions include:

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

Our software utilizes encryption technology, the export of which is regulated by the United States government. If our export authority is revoked or modified, if our software is unlawfully exported or if the United States adopts new legislation restricting export of software and encryption technology, we may experience delay or reduction in the sale of our software and services internationally. Current or future export regulations could limit our ability to distribute our offerings outside of the United States which would have a negative impact on our operating results as we rely materially on other jurisdictions. While we take precautions against unlawful exportation of our software, we cannot effectively control the unauthorized distribution of software across the Internet.

Unauthorized break-ins or other assaults on our computer systems could harm our business.

Our servers are vulnerable to physical or electronic break-ins and similar disruptions, which could lead to loss of data or public release of proprietary information. In addition, unauthorized persons may improperly access our data. These and other types of attacks could harm us. Actions of this sort may be very expensive to remedy, result in significant regulatory fines and could adversely affect our results of operations.

Increasing government regulation of the Internet could limit the market for our products and services, or impose greater tax burdens on us or liability for transmission of protected data.

As SaaS, electronic commerce and the Internet continue to evolve, federal, state and foreign governments may adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for our products and services. Although many of these regulations may not apply directly to our business, we expect that laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business and regulations such as the General Data Protection Regulation (“GDPR”) (EU) 2016/679 will impact our business. Any failure to comply with GDPR or other laws, rules or regulations related to the handling of personal or sensitive information could result in significant penalties and fines and adversely affect our results of operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through equity and debt financings and payments by customers. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Our existing credit facility is a material source of funding for our operations and it currently has a maturity date of April 20, 2019. It is a condition of our existing credit facility that we maintain certain guarantees from Lloyd I. Miller, III (“Mr. Miller”, as succeeded by the estate of Lloyd I. Miller, III after his death ( Miller”)), the company’s largest stockholder, and its affiliates. The current guaranties are in effect through April 30, 2019. The guaranties also provide that if the maturity date of our existing credit facility is subsequently amended, the guaranties would automatically extend for a period covering through the extended maturity date under our current credit facility, but no later than July 30, 2020. There is no guarantee our current credit facility will be extended and we may not have access to credit facilities if we are not able to maintain guaranties, for which there is no assurance.

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

Following Mr. Miller’s death, Neil S. Subin (“Mr. Subin”) filed a Schedule 13D related to the positions reported on a Schedule 13D filed by Mr. Miller on December 1, 2009, as subsequently amended. Mr. Subin’s principal occupation is investing assets held, among others, by or on behalf of certain entities owned by or for the estate of the late Mr. Miller. If Mr. Subin pursues a different investment strategy than Mr. Miller, our ability to continue to work with our majority shareholder to grow or support our business and to respond to business challenges could be significantly limited.

We are subject to international business uncertainties that could harm our business and results of operations or slow our growth.

Our ability to grow our business and our future success will depend in part on our ability to expand our operations and customer base worldwide. During fiscal 2011, we entered into a relationship with a third party that opened a research and operations center in Odessa, Ukraine. The Ukraine has experienced considerable political events over the last number of years, and while we have put certain contingency plans in place to minimize any disruption, such turmoil may impact our operations and, in turn, could compromise our ability to develop our products at the pace and cost that we desire.

Risks Related to Ownership of Common Stock

Our stock price could decline because of recent financing activities or as a result of continued operating losses.

On March 11, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Miller, MILFAM II L.P. and the Lloyd I. Miller Trust A-4, two affiliates of Miller (collectively the “Debt Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes to the Debt Investors in the aggregate principal amount of $3 million, which notes were amended on December 16, 2015 and December 27, 2016 (as amended, the “March 2015 Notes”). The March 2015 Notes are due on December 16, 2020. The Company has the option to pay any amounts of interest due under the March 2015 Notes by capitalizing, compounding and adding to the unpaid principal amount of the March 2015 Notes the amount of accrued interest, based upon an interest rate amount calculated at 10% per year, provided that the Company is not then under default under the March 2015 Notes or related financing agreements. The outstanding principal and interest under the March 2015 Notes may be converted into shares of Company common stock at the sole option of the Debt Investors at any time prior to the maturity date, at a conversion price of $5.70 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date).

On June 21, 2017, the Debt Investors elected to convert approximately $1.0 million of outstanding interest and principal payable under the March 2015 Notes into an aggregate of 170,733 shares of the Company’s common stock at the conversion price of $5.70 per share. To induce the Debt Investors to convert the March 2015 Notes, the Company entered into a subscription and investment representation agreement with the Debt Investors pursuant to which the Company issued an additional 218,540 shares of common stock to the Debt Investors.

On December 16, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Miller and MILFAM II L.P., the Lloyd I. Miller Trust A-4 and Alimco Financial Corporation, a Delaware corporation formerly known as Alliance Semiconductor Corporation, each an affiliate of Miller (collectively the “Additional Debt Investors” and, together with the Debt Investors, the “Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “December 2015 Notes”) to the Additional Debt Investors in the aggregate principal amount of $2.5 million, which notes were amended on December 27, 2016 (as amended, the “December 2015 Notes”). The December 2015 Notes are due on December 16, 2020. The Company has the option to pay any amounts of interest due under the December 2015 Notes by capitalizing, compounding and adding to the unpaid principal amount of the December 2015 Notes the amount of accrued interest, based upon an interest rate amount calculated at 10% per year, provided that the Company is not then under default under the December 2015 Notes or related financing agreements. The outstanding principal and interest under the December 2015 Notes may be converted into shares of Company common stock at the sole option of the Additional Debt Investors at any time prior to the maturity date, at a conversion price of $3.00 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date, and subject to adjustment in the event of certain private placements).

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

Assuming conversion in full of all obligations under the Notes at the end of the term, approximately an additional 3.0 million shares of common stock will be issued and outstanding, diluting our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future conversion of the Notes. Additionally, sales in the public market of the shares of common stock acquired upon conversion of the Notes, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and impair our ability to raise funds in additional stock financings. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

 The Investors have substantial voting power on matters submitted to a vote of stockholders.

Based on 15,049,700 shares of common stock outstanding as of March 31, 2018, the shares of common stock issued or issuable to the Investors upon conversion of the Notes would represent, in the aggregate, approximately 20% of the voting power of our stock.  Additionally, Miller, together with its affiliated entities, participated in the debt financings described above and, following Mr. Miller’s death, Mr. Subin is now the Company’s largest existing stockholder as a result thereof. Because the Investors own a significant percentage of our voting power, they may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.

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

Item 3. Legal Proceedings

From time to time, we are subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, In the future we may be subject to lawsuits, including claims relating to intellectual property matters or securities laws. Any litigation, even if not successful against us, could result in substantial costs and divert management’s and other resources away from the operations of our business. If successful against us, we could be liable for large damage awards and, in the case of patent litigation, subject to injunctions that significantly harm our business. See Note 8, Litigation and Contingencies, for additional information regarding legal proceedings against us.

Item 4. Mine Safety Disclosures

 Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol “DTRM.” Our common stock began trading in March 2000 under the symbol “SLTC,” which was changed to DTRM effective October 19, 2015.

As of March 31, 2018, there were approximately 66 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. The table below sets forth the high and low sales price per share of our common stock for each quarter in the last two fiscal years.

	High	Low
Fiscal 2018
First Quarter	$3.76	$2.62
Second Quarter	$2.61	$1.61
Third Quarter	$2.35	$1.57
Fourth Quarter	$2.06	$1.34
Fiscal 2017
First Quarter	$1.94	$0.82
Second Quarter	$1.95	$1.30
Third Quarter	$2.20	$1.55
Fourth Quarter	$3.79	$1.82

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

Equity Compensation Plan Information

The following table sets forth as of March 31, 2018, certain information regarding our equity compensation plans (in thousands, except per share amounts)(1)(2):

	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSU's	Weighted-Average Exercise Price per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders
1996 and 1999 Equity Incentive Plans	207	$6.20	-
2015 Equity Incentive Plan	3,402	$2.16	343
Equity compensation plans not approved by stockholders
IASTA	195	$6.61	-
Inducement Plan	627	$4.32	-
NOLN Plan	100	$3.34	-
DHAN Plan	220	$1.81
TURN Plan	100	$1.53
Total	4,851	$2.83	343

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.
(2)	Effective November 7, 2012 there is no provision to automatically increase the number of shares reserved for issuance under our equity compensation plans approved by stockholders.

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

Dahan Plan

Gérard Dahan (“Mr. Dahan”), the Company’s recently appointed Chief Marketing Officer and Senior Vice President of EMEA, was granted (i) 20,000 performance-based restricted stock units and (ii) a non-qualified stock option to purchase 200,000 shares of the Company’s Common Stock effective November 14, 2017. The grant was made as an inducement that was a material component of Mr. Dahan’s compensation and subsequent acceptance of employment with the company and was granted as an employment inducement award pursuant to NASDAQ Listing Rule 5635(c)(4) approved by the members of the independent compensation committee of the board of directors of the Company.

Turner Plan

Kevin Turner (“Mr. Turner”), the Company’s recently appointed Senior Vice President – Customer Success, was granted a non-qualified stock option to purchase 100,000 shares of the Company’s Common Stock effective February 13, 2018. The grant was made as an inducement that was a material component of Mr. Turner’s compensation and subsequent acceptance of employment with the company and was granted as an employment inducement award pursuant to NASDAQ Listing Rule 5635(c)(4) approved by the members of the independent compensation committee of the board of directors of the Company.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Whether or not a dividend will be paid in the future will be determined by our Board of Directors.

Recent Sales of Unregistered Securities

Reference is made to the description of our sale and issuance of junior secured convertible promissory notes and unregistered shares of common stock on December 27, 2016 as disclosed in our Current Report on Form 8-K previously filed on December 30, 2016, our sale and issuance of unregistered shares of common stock on June 1, 2017 as disclosed in our Current Report on Form 10-Q previously filed on August 11, 2017 and our sale and issuance of unregistered shares of common stock in connection with a conversion of junior secured convertible promissory notes on June 21, 2017 as disclosed in our Current Report on Form 8-K previously filed on June 21, 2017.

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

The Determine Cloud Platform is an open technology infrastructure based on smart process application models. The goal of our platform is to establish awareness of relevant data, manage business documents, embed analytical tools, create a means for collaboration, and provide advanced process management tools for fully integrating business processes through an open application program interface (“API”) infrastructure. Built on a unified and highly scalable platform, we deliver deep and innovative capabilities in strategic sourcing, supplier management, ECLM, e-procurement, invoicing and other business operation areas.

Summary of Operating Results for Fiscal 2018

During the year ended March 31, 2018, our total revenues increased by 2% or $0.7 million, to $28.1 million compared with total revenues of $27.5 million during the year ended March 31, 2017. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, increased to $21.9 million during the year ended March 31, 2018, compared to $20.9 million during the year ended March 31, 2017. As a percent of total revenues, recurring revenues comprised 78% and 76% of total revenues during the years ended March 31, 2018 and 2017, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $6.3 million, or 22% of total revenues, representing a decrease of $0.3 million, or 5%, over the year ended March 31, 2017. The increase in total revenues year over year resulted primarily from increased revenues from subscription revenue growth from new customers we entered into contract with during the current period.

During the year ended March 31, 2018, our net loss from operations increased $0.5 million, or 5%, to $9.9 million, compared to $9.5 million during the year ended March 31, 2017. The increase in net loss is primarily due to increased operating expenses offset by increased gross profit, as we continue to grow and enhance our cloud-based solutions. See “Results of Operations” below for further discussion on the components on our net loss.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in notes accompanying the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the consolidated financial statements include, but are not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, best estimate of selling price and income taxes. Our methods and accounting policies applicable to these critical estimates are as described in the notes to our consolidated financial statements.

Results of Operations

Revenues

	For years ended March 31,
	2018	2017
	(in thousands, except percentages)
Recurring revenues	$21,864	$20,895
Percentage of total revenues	78%	76%
Non-recurring revenues	$6,255	$6,568
Percentage of total revenues	22%	24%
Total revenues	$28,119	$27,463

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  Recurring revenues increased $1.0 million, or 5%, during the year ended March 31, 2018, in comparison to the year ended March 31, 2017, due to subscription revenue growth, offset by decreased maintenance revenues. Subscription revenue growth continued to drive the growth in recurring revenues, due primarily to new customers we entered into contract with during the current period, offset by slightly decreased maintenance revenues.

Subscription revenues grew to $18.2 million during the year ended March 31, 2018, compared to $17.0 million during the year ended March 31, 2017, representing a 7% increase. Maintenance revenues were $3.4 million during the year ended March 31, 2018, compared to $3.6 million during the year ended March 31, 2017, representing a 6% decrease.

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

Non-recurring revenues. Non-recurring revenues are mainly comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues decreased by $0.3 million, or 5%, during the year ended March 31, 2018, compared to the year ended March 31, 2017. This decrease was primarily due to increased time spent on unbillable support services as we focus on growing and strengthening our existing customer relationships. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

Sales to foreign customers accounted for 33% and 30% of total revenues during the years ended March 31, 2018 and 2017, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

Cost of Revenues

	For years ended March 31,
	2018	2017
	(in thousands, except percentages)
Cost of recurring revenues	$7,952	$7,017
Percentage of total cost of revenues	59%	52%
Cost of non-recurring revenues	$5,546	$6,608
Percentage of total cost of revenues	41%	48%
Total cost of revenues	$13,498	$13,625

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the year ended March 31, 2018, cost of recurring revenues increased $0.9 million, or 13%, compared to the year ended March 31, 2017, driven by amortization of capitalized software and increased maintenance costs.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the year ended March 31, 2018, cost of non-recurring revenues decreased $1.1 million, or 16%, compared to the year ended March 31, 2017, primarily due to reduced labor costs associated with delivering our cloud-based solutions.

We expect costs of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues in the foreseeable future.

Gross Profit

	For years ended March 31,
	2018	2017
	(in thousands, except percentages)
Gross margin, recurring revenues	64%	66%
Gross margin, non-recurring revenues	11%	(1%)
Gross margin, total revenues	52%	50%

Gross profit dollars increased $0.8 million, or 6%, during the year ended March 31, 2018, compared to the year ended March 31, 2017. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our newer solutions and the related revenue recognition.

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

Operating Expenses

Research and Development Expenses

	For years ended March 31,
	2018	2017
	(in thousands, except percentages)
Research and development	$4,459	$3,771
Percentage of total revenues	16%	14%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses. During the year ended March 31, 2018, research and development costs increased $0.7 million, or 18%, compared to the year ended March 31, 2017, due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms, offset by an increase in capitalized research and development costs. We capitalized $2.4 million and $1.8 million of research and development costs during the years ended March 31, 2018 and 2017, respectively.

We expect research and development expenditures to slightly increase in the foreseeable future. As we continue to invest in enhancements to our existing products, by adding new features, improving functionality and incorporating feedback and suggestions from our customers, the expenditures will be offset by our ability to capitalize the related allowable costs.

Sales and Marketing Expenses

	For years ended March 31,
	2018	2017
	(in thousands, except percentages)
Sales and marketing	$10,877	$10,352
Percentage of total revenues	39%	38%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the year ended March 31, 2018, sales and marketing expenses increased $0.5 million, or 5%, compared to the year ended March 31, 2017, due primarily to increased marketing efforts during the latter half of fiscal year 2018, which include lead generation programs, speaking programs, creation of production of thought leadership resources, event hosting and market analyst relations.

We expect sales and marketing expenses to increase in the foreseeable future as we increase headcount and marketing efforts to promote our cloud-based solutions.

General and Administrative Expenses

	For years ended March 31,
	2018	2017
	(in thousands, except percentages)
General and administrative	$8,025	$7,495
Percentage of total revenues	29%	27%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $0.5 million, or 7%, during the year ended March 31, 2018, compared to the year ended March 31, 2017, due primarily to increased legal expense related to securities work and tax planning and a gain in the settlement of an outstanding litigation during the year ended March 31, 2018.

We expect general and administrative expenses to remain flat in the foreseeable future.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During year ended March 31, 2018, other expense decreased $0.1 million, or 5%, when compared to the year ended March 31, 2017, due primarily to decreased interest expense on our debt financing agreements.

Benefit from Income Taxes

We recorded an income tax benefit of $0.6 million and $0.2 million during the years ended March 31, 2018 and 2017, respectively. The increase in benefit was primarily due to the tax benefit from re-measuring our deferred tax liabilities and assets due to the corporate rate reduction from the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

	As of or for years ended March 31,
	2018	2017
	(in thousands)
Cash, cash equivalents and short-term investments	$9,928	$9,429
Working capital	$(10,156)	$(10,319)
Net cash used in operating activities	$(2,317)	$(3,356)
Net cash used in investing activities	$(2,430)	$(1,886)
Net cash provided by financing activities	$5,153	$5,065

Our primary source of liquidity consisted of approximately $9.9 million in cash and cash equivalents as of March 31, 2018, primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs.

Net cash used in operating activities for the year ended March 31, 2018 resulted primarily from our net loss of $9.9 million, offset by non-cash expense adjustments of $6.4 million. Net cash used in operating activities was $3.4 million during the year ended March 31, 2017, resulting primarily from our net loss of $9.5 million offset by non-cash expense adjustments of $5.5 million. Non-cash expense adjustments typically include items such as depreciation and amortization, stock-based compensation and income tax benefit or expense.

Net cash used in investing activities for both the years ended March 31, 2018 and 2017 primarily consisted of capitalized software costs, which increased $0.6 million during the current period, compared to the prior period.

The increase in net cash provided by financing activities during the year ended March 31, 2018, compared to the year ended March 31, 2017, was primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs, in June 2017, offset by the issuance of convertible notes and increased borrowings on our credit facility during the prior period.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds raising additional funds through the sale and issuance of additional securities, reducing expenditures and drawing on our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage costs.

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

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Operating lease—real estate[1]	$796	$331	$465	$-	$-
Loan guaranty fees due to Lloyd I. Miller III	1,306	-	1,306	-	-
Convertible note[2]	10,384	-	10,384	-
Credit facility	12,128	12,128	-	-	-
Total	$24,614	$12,459	$12,155	$-	$-

1 Minimum payments have not been reduced by minimum sublease rentals of $0.01 million in future under non-cancelable subleases.

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

Item 8. Financial Statements and Supplementary Data.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Determine, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Determine, Inc. (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operation and comprehensive loss, redeemable convertible preferred stock and equity, and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as “the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and March 31, 2017, and the related consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

/s/ ARMANINO LLP
San Francisco, California

June 29, 2018

DETERMINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	March 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$9,928	$9,429
Accounts receivable, net of allowance for doubtful accounts of $215 and $114 as of March 31, 2018 and March 31, 2017, respectively	6,605	7,042
Restricted cash	28	34
Prepaid expenses and other current assets	1,542	1,553
Total current assets	18,103	18,058

Property and equipment, net	90	85
Capitalized software development costs, net	2,994	2,341
Goodwill	15,458	14,448
Other intangibles, net	3,952	5,860
Other assets	1,467	1,599
Total assets	$42,064	$42,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Credit facility	$12,128	$11,861
Accounts payable	2,371	2,478
Accrued payroll and related liabilities	1,986	1,729
Other accrued liabilities	2,239	2,042
Deferred revenue	9,487	10,070
Income tax payable	48	23
COFACE loan	-	174
Total current liabilities	28,259	28,377

Long-term deferred revenue	84	10
Convertible note, net of debt discount	7,475	7,599
Other long-term liabilities	1,306	1,306
Total liabilities	37,124	37,292

Commitments and contingencies (Notes 7 and 8):

Stockholders’ equity:
Common stock, $0.0001 par value: Authorized: 35,000 shares at March 31, 2018 and 2017; Issued: 15,050 and 12,223 shares at March 31, 2018 and 2017, respectively; Outstanding: 14,905 and 12,078 shares at March 31, 2018 and 2017, respectively	7	5
Additional paid-in capital	325,942	317,367
Treasury stock at cost – 145 at March 31, 2018 and 2017	(472)	(472)
Accumulated deficit	(321,697)	(311,749)
Accumulated other comprehensive income (loss)	1,160	(52)
Total stockholders’ equity	4,940	5,099
Total liabilities and stockholders’ equity	$42,064	$42,391

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (In thousands, except per share data)

	Fiscal Years Ended March 31,
	2018	2017
Revenues:
Recurring revenues	$21,864	$20,895
Non-recurring revenues	6,255	6,568
Total revenues	28,119	27,463

Cost of revenues:
Cost of recurring revenues	7,952	7,017
Cost of non-recurring revenues	5,546	6,608
Total cost of revenues	13,498	13,625

Gross profit (loss):
Recurring gross profit	13,912	13,878
Non-recurring gross profit (loss)	709	(40)
Total gross profit	14,621	13,838

Operating expenses:
Research and development	4,459	3,771
Sales and marketing	10,877	10,352
General and administrative	8,025	7,495
Total operating expenses	23,361	21,618

Loss from operations	(8,740)	(7,780)

Other expense, net	(1,763)	(1,865)
Net loss before income taxes	(10,503)	(9,645)

Benefit from income taxes	555	229
Consolidated net loss	(9,948)	(9,416)

Net loss attributed to non-controlling interest	-	(36)
Net loss attributable to Determine, Inc.	$(9,948)	$(9,452)

Basic and diluted net loss per share (Note 11)	$(0.69)	$(0.81)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	14,408	11,644

Statements of comprehensive loss:
Consolidated net loss	$(9,948)	$(9,416)
Foreign currency translation adjustments, net	1,309	(64)
Other comprehensive loss	(97)	-
Comprehensive loss	(8,736)	(9,480)
Less: Net loss attributable to non-controlling interest	-	(36)
Comprehensive loss attributable to Determine, Inc.	$(8,736)	$(9,516)

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

 (In thousands, except share data)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Determine Stockholders’	Non- controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity	Interest	Equity
Balance at March 31, 2016	11,386,865	$5	$313,674	(95,653)	$(472)	$(302,297)	$(116)	$10,794	$113	$10,907

Stock issued in connection with interest on convertible note	60,116	—	277	—	—	—	—	277	—	277
Issuance of stock under employee stock purchase plan	83,540	—	140	—	—	—	—	140	—	140
Exercise of stock options	1,041	—	3	—	—	—	—	3	—	3
Stock issued in connection with legal settlement	—	—	35	—	—	—	—	35	—	35
Issuance of restricted stock, net of withholding employee taxes	269,497	—	(132)	(49,555)	—	—	—	(132)	—	(132)
Stock-based compensation expense	—	—	2,609	—	—	—	—	2,609	—	2,609
Stock issued in connection with interest on loan guaranty	277,248	—	524	—	—	—	—	524	—	524
Debt extinguishment with related party	—	—	166	—	—	—	—	166	—	166
Acquisition of non-controlling interest stock	—	—	71	—	—	—	—	71	(149)	(78)
Foreign currency translation adjustment, net	—	—	—	—	—	—	64	64	—	64
Net (loss) income	—	—	—	—	—	(9,452)	—	(9,452)	36	(9,416)
Balance at March 31, 2017	12,078,307	$5	$317,367	(145,208)	$(472)	$(311,749)	(52)	$5,099	—	$5,099

Issuance of stock under employee stock purchase plan	116,583	—	187	—	—	—	—	187	—	187
Exercise of stock options	4,125	—	6	—	—	—	—	6	—	6
Net employee withholding taxes paid in connection to issuance of restricted stock	227,412	—	(41)	—	—	—	—	(41)	—	(41)
Stock-based compensation expense	—	—	2,161	—	—	—	—	2,161	—	2,161
Stock issued in connection with loan guaranty extension	50,000	—	169	—	—	—	—	169	—	169
Issuance of stock in registration statement	2,184,000	2	4,907	—	—	—	—	4,909	—	4,909
Stock issued upon conversion of convertible note	170,733	—	973	—	—	—	—	973	—	973
Stock issued to induce conversion of convertible note	218,540	—	—	—	—	—	—	—	—	—
Adjustment of restricted stock, net of withholding employee taxes	—	—	213	—	—	—	—	213	—	213
Foreign currency translation adjustment, net	—	—	—	—	—	—	1,212	1,212	—	1,212
Net (loss) income	—	—	—	—	—	(9,948)	—	(9,948)	—	(9,948)
Balance at March 31, 2018	15,049,700	$7	$325,942	(145,208)	$(472)	$(321,697)	$1,160	$4,940	$—	$4,940

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(9,948)	$(9,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,965	3,405
Stock-based compensation	2,161	2,609
Interest expense paid in kind as convertible note debt	784	225
Loss on fixed asset disposal	2	-
Noncash income tax benefit	(435)	(208)
Unrealized currency translation gains	(41)	-
Changes in assets and liabilities:
Accounts receivable, net	437	(11)
Prepaid expenses and other current assets	(13)	3
Other assets	725	212
Accounts payable	(112)	505
Accrued payroll and related liabilities	257	74
Accrued restructuring costs	-	(403)
Other accrued liabilities and long-term liabilities	410	(65)
Deferred revenue	(509)	(286)
Net cash used in operating activities	(2,317)	(3,356)

Investing activities
Purchase of property and equipment	(48)	(57)
Capitalized software development costs, net	(2,382)	(1,829)
Net cash used in investing activities	(2,430)	(1,886)

Financing activities
Proceeds from issuance of stock, net of issuance costs	4,909	-
Credit facility borrowing	42,489	4,000
Credit facility payment	(42,223)	(1,139)
Net employee withholding taxes paid in connection to issuance of restricted stock	(41)	(132)
Issuance of stock under employee stock purchase plan	187	140
Repayment of loan	(174)	(233)
Proceeds from exercise of stock options	6	-
Issuance of convertible note, net of debt issuance costs	-	2,429
Net cash provided by financing activities	5,153	5,065

Effect of exchange rate changes on cash	93	188

Net increase in cash and cash equivalents	499	11
Cash and cash equivalents at beginning of the period	9,429	9,418
Cash and cash equivalents at end of the period	$9,928	$9,429

Supplemental disclosure of cash flow information:
Cash paid for interest	$141	$216
Cash paid for taxes	$142	$41
Stock issued upon conversion of convertible note	$973	$-
Stock issued in connection with loan guarantee extension	$169	$-
Stock issued in connection with interest on loan guaranty	$-	$524
Stock issued in connection with interest on convertible note	$-	$277
Issuance of common stock for legal settlement	$-	$35
Gain from convertible note extinguishment	$-	$166

The accompanying notes are an integral part of these consolidated financial statements.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business

Determine, Inc. (the “Company” or “Determine”) is a leading global provider of software-as-a-subscription (“SaaS”) source-to-pay, procure-to-pay and enterprise contract lifecycle management (“ECLM”) solutions. The Determine Cloud Platform provides procurement, sourcing, finance and legal professionals with the flexibility, agility and scalability they need to optimize spend, supplier, contract and financial performance goals. Determine empowers users across the full source-to-pay continuum, including sourcing, supplier management, contract management and procure-to-pay applications, to deliver efficiency and data insight for their operational business processes, third-party relationships and contractual obligations. Determine serves more than 250 global customers spanning a wide spectrum of industries including, but not limited to, financial services, insurance, pharmaceuticals, healthcare, retail, transportation and manufacturing. The Company’s common stock trades under the ticker symbol “DTRM” effective October 19, 2015.

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

Liquidity

The Company has incurred significant historical losses and negative cash flows from operations and has an accumulated deficit of $321.7 million at March 31, 2018. Until the Company can generate significant cash from operations, its ability to continue as a going concern is dependent upon obtaining additional financing. Management intends to raise additional funds through debt offerings and decreased expenditures until the Company has positive operating cash flows. To decrease expenditures, the Company has reduced sales and marketing programs, delayed development programs and is evaluating a reduction in employee headcount. Such actions may have a material adverse effect on the Company's financial position and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents consist of money market funds and commercial paper, and are presented at fair value based on quoted market prices.

Restricted Cash

The Company’s restricted cash consists of certificates of deposits for credit cards utilized by employees out of the UK office.

Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. When the Company believes a collectability issue exists with respect to a specific receivable, the Company records an allowance to reduce that receivable to the amount that it believes to be collectible. In making the evaluations, the Company will consider the collection history with the customer, communications with the customer as to reasons for the delay in payment, disputes or claims filed by the customer, warranty claims, non-responsiveness of customers to collection calls and feedback from the responsible sales contact. In addition, the Company will also consider general economic conditions, the age of the receivable and the quality of the collection efforts.

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

Capitalized Software Development Costs, Net

The Company capitalizes costs for internal use software incurred during the application development. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. The Company periodically reviews its capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no impairment charges during the years ended March 31, 2018 and 2017, respectively.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Goodwill

Goodwill represents the excess of the purchase consideration over the net tangible and identifiable intangible assets and liabilities acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. The Company has elected to first assess certain qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company determines that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. There were no impairment charges recorded during years ended March 31, 2018 and 2017.

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names and acquired technology. Intangible assets are recorded at fair value at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from two to five years. The Company periodically reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company then compares the carrying amounts of the assets with the future net undiscounted cash flows expected to be generated by such asset. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value determined using discounted estimates of future cash flows. There were no impairment charges recorded during the years ended March 31, 2018 and 2017, respectively.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria described below are met.

Revenue Recognition

The Company generates revenues by providing its software-as-a-service solutions through subscription license arrangements, and through related professional services and software maintenance. The Company presents revenue net of sales taxes and any similar assessments.

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

DETERMINE, INC.

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

Customer Concentrations

Historically, a limited number of customers have accounted for a substantial portion of the Company’s revenues. However, during the years ended March 31, 2018 and 2017, no customer accounted for 10% or more of the Company’s revenues or net accounts receivable, respectively.

Geographic Information

International revenues are attributable to countries based on the location of the customer. For the years ended March 31, 2018 and 2017, sales to international locations were derived primarily from France, the United Kingdom, Canada, Finland, Denmark, Australia, Switzerland, Bulgaria, Hong Kong, Belgium, Norway, Bermuda, the Netherlands, Italy, United Arab Emirates, Ireland, Germany and China.

	For the Year Ended March 31,
	2018	2017
International revenue	33%	30%
Domestic revenue	67%	70%
Total revenue	100%	100%

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense for the years ended March 31, 2018 and 2017 was approximately $0.4 million and $0.3 million, respectively.

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

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balance consists of translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the Euro, and the related deferred tax liability.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Treasury Stock

The Company’s equity incentive plans allow the settlement of share unit conversions through share withholding. Shares withheld are purchased back by the Company and reflected in treasury stock on the consolidated balance sheets. During the year ended March 31, 2017, there were 49,555 stock repurchases related to share unit conversions. There were no stock repurchases for the year ended March 31, 2018.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after December 31, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The update is effective for the Company beginning April 1, 2018. The Company believes the adoption of ASU 2016-18 will not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The update is effective for the Company beginning April 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

In February 2016, the FASB issued ASU 2016-02, Leases, which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015,  March 2016, April 2016, May 2016, September 2017 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. ASU No. 2015-14 deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017. The Company has adopted the new standard under the full retrospective method and believes the adoption will not have a material impact on its consolidated financial statements. It will, however, require additional incremental disclosures, including information about the remaining transaction price and when the Company expects to recognize revenue. The Company continues to assess the new standard along with industry trends and additional interpretive guidance and may adjust its interpretation and implementation plan accordingly.

3.	Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2016	$14,490
Foreign currency translation adjustment	(42)
Balance at March 31, 2017	14,448
Foreign currency translation adjustment	1,010
Balance at March 31, 2018	$15,458

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The following is a summary of other intangible assets (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(3,486)	$219	$1,767
Customer relationships	5,857	(3,834)	162	2,185
	$10,891	$(7,320)	$381	$3,952

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(2,347)	$(50)	$2,637
Customer relationships	5,857	(2,599)	(35)	3,223
	$10,891	$(4,946)	$(85)	$5,860

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 1.62 and 2.00 years, respectively, as of March 31, 2018. Amortization expense of intangible assets was $2.2 million and $2.1 million during the years ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, approximate amortization expense for intangible assets for each of the next five years is as follows:

Year ended March 31:	(in thousands)
2019	$2,166
2020	1,468
2021	318
2022	-
2023	-
Total	$3,952

4.	Property and Equipment, net

Property and equipment, net consist of the following:

	March 31,
	2018	2017
	(in thousands)
Computers and software	$356	$360
Furniture and equipment	232	316
Leasehold improvements	43	59
	631	735
Less: accumulated depreciation	(541)	(650)

Total property and equipment, net	$90	$85

Depreciation expense was approximately $0.04 million and $0.1 million for the years ended March 31, 2018 and 2017, respectively.

5.	Capitalized Software

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $2.4 million and $1.8 million of research and development costs during the years ended March 31, 2018 and 2017, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense of capitalized software is included in the product cost of revenue and was $1.7 million and $1.2 million during the years ended March 31, 2018 and 2017, respectively. The unamortized balance of capitalized software was $3.0 million and $2.3 million as of March 31, 2018 and 2017, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the years ended March 31, 2018 or 2017.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.	Balance Sheet Components

As of March 31, 2018 and 2017, accrued payroll and related liabilities, other accrued liabilities and deferred revenue consisted of the following:

	March 31,
	2018	2017
	(in thousands)
Accrued payroll and related liabilities:
Accrued vacation	$868	$841
Accrued bonus	66	47
Accrued wages	233	216
Accrued benefits	648	440
Accrued commissions	171	185
Total	$1,986	$1,729

	March 31,
	2018	2017
	(in thousands)
Other accrued liabilities:
Accrued accounts payable	$285	$167
VAT on sales	661	366
Employee withhold tax for stock	-	190
Sales tax payable	980	933
Other accrued liabilities	313	386
Total	$2,239	$2,042

	March 31,
	2018	2017
	(in thousands)
Deferred revenue:
Subscription	$7,393	$7,003
Maintenance	1,239	2,157
Consulting	895	854
Hosting	43	55
Training	1	11
Total	$9,571	$10,080

7.	Operating Lease Commitments

The Company leases office space in London, United Kingdom, Aix-en-Provence, France, Paris, France, Atlanta, Georgia, the District of Columbia and, for its headquarters, in Carmel, Indiana. The leases are non-cancelable operating leases with various expirations through July 2021. Rent expense, which is recognized on a straight-line basis over the lease term, was $0.5 million and $0.6 million during the years ended March 31, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within other accrued liabilities in the consolidated balance sheets.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

During the year ended March 31, 2017, the Company began subleasing a portion of its rental space in the District of Columbia to a related party associated with the Chairman of the Board of Directors. The subleases were terminated via mutual agreement during the year ended March 31, 2018. Rental income from the subleases was recognized on a straight-line basis over the lease term. The Company recognized $0.04 million and $0.02 million in sublease income during the years ended March 31, 2018 and 2017, respectively.

Future minimum lease payments required under the Company’s lease agreements as of March 31, 2018 are as follows (in thousands):

Year ending March 31,
2019	$331
2020	268
2021	169
2022	28
Total	$796

Minimum payments have not been reduced by minimum sublease rentals of $0.01 million in the future under non-cancelable subleases.

8.	Litigation and Contingencies

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

In March 2015, a minority stockholder of b-pack Services SA, a French subsidiary of Determine SAS, which was acquired when the Company acquired b-pack SAS, initiated litigation in the Nanterre Commercial Court against b-pack SAS and its founders claiming indemnification rights for his contribution to the business of b-pack Services SA and seeking monetary damages and other relief. In July 2015, the same minority stockholder also initiated litigation in the Paris Commercial Court against Determine SAS to contest the merger between b-pack SAS and Selectica France SAS and seeking monetary damages and other relief.  Pursuant to an Agreement and Plan of Merger, dated February 28, 2017, effective March 31, 2017, Determine SAS acquired the additional minority interest in b-pack Services SA and the entity was dissolved. As part of the Agreement and Plan of Merger, on April 3, 2017, the Company paid the stockholder $0.2 million to indemnify the transaction and settle the pending litigations. The payment is reflected in general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended March 31, 2017.

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of a pro rata portion of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2018 and 2017.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of March 31, 2018 and 2017.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.	Credit Facility and Convertible Notes

Credit Facility

On July 25, 2014, the Company and its wholly owned subsidiary, Determine Sourcing, Inc., entered into a Business Financing Agreement (the “Credit Facility”) with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association (“Western Alliance Bank”). Through a series of ten amendments, at March 31, 2018, the Credit Facility provides a revolving receivables financing facility in an amount up to $5.0 million (the “Receivables Financing Facility”) and a revolving cash secured financing facility in an amount up to $8.0 million (the “Working Capital Facility”), for an aggregate revolving credit facility of up to $13.0 million, and matures on April 20, 2019. In the event of an early termination by the Company, a penalty of 1.0% of the total credit facility would be triggered.

All amounts borrowed under the Credit Facility are secured by a general security interest on the assets of the Company and are subject to a 2.00 Current Ratio of (i) cash and cash equivalents plus all eligible receivables in relation to (ii) the Company’s current liabilities excluding current deferred revenue. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. As of March 31, 2018, the Company met all the requirements and was in compliance.

The Receivables Financing Facility may be drawn in amounts up to $5.0 million in the aggregate, subject to a minimum borrowing base requirement equal to 80% of the Company’s eligible accounts receivable as determined under the Credit Facility. The Working Capital Facility may be drawn in such amounts as requested by the Company, not to exceed the aggregate allowable amount.

Except as otherwise set forth in the Credit Facility, borrowings made under the Receivables Financing Facility will bear interest at a rate equal to the prime rate or 4.00%, whichever is greater, plus 0.25%. Borrowings made under the Working Capital Facility will bear interest at a rate equal to the financial institution’s certificate of deposit 30-day rate plus 200 basis points, with the total minimum monthly interest to be charged being $2,000. The Company’s interest rates under its Receivables Financing Facility and Working Capital Facility at March 31, 2018 were 5.00% and 2.15%, respectively.

As of March 31, 2018 and March 31, 2017, the Company owed $12.1 million and $11.9 million, respectively, under the Credit Facility, and $0.9 million and $2.1 million were available for future borrowings, respectively.

Loan Guaranties

In order to satisfy certain conditions of amendments to the Credit Facility with Western Alliance Bank for additional funds, the Company’s largest shareholder or affiliates of such has entered into certain limited, non-revocable guaranties.

In March 2015, Lloyd I. Miller, III (as succeeded by the estate of Lloyd I. Miller III after his death (“Miller”)), the Company’s largest stockholder, and one of its affiliates each entered into a Limited Guaranty with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility for an aggregate amount of $2 million (the “2015 Guaranties”). In connection with the 2015 Guaranties, the Company agreed to pay Miller and its affiliates an aggregate commitment fee of $0.1 million and a monthly fee equal to (i) 1.0% of the loan amount then guaranteed under the 2015 Guaranties for the first 12 months of the term and (ii) 1.5% of the loan amount then guaranteed under the 2015 Guaranties for the second 12 months of the term.

In February 2016, Alimco Financial Corporation, a Delaware corporation formerly known as Alliance Semiconductor Corporation (“ALMC”), an affiliate of Miller, entered into a Limited Guaranty with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in an amount of $3 million (the “2016 Guaranties”). In connection with the 2016 Guaranties, the Company agreed to pay ALMC a commitment fee of $0.1 million and a monthly fee equal to (i) 0.5% of the loan amount then guaranteed under the 2016 Guaranties for the first 12 months of the term and (ii) 0.75% of the loan amount then guaranteed under the 2016 Guaranties for the second 12 months of the term. Following the date that the Company draws from the Credit Facility the amount guaranteed under the 2016 Guaranties, the monthly fees shall increase to 1.0% during the first 12 months of the term and 1.5% during the second 12 months, respectively.

In April 2016, the 2015 Guaranties and the 2016 Guaranties, and related fee agreements, were amended to mature on the same date as the Credit Facility. The Company agreed to pay Miller and its affiliates an additional aggregate cash fee of $0.1 million for the extension.

In December 2016, the fee agreements associated with both the 2015 Guaranties and the 2016 Guaranties were amended to reduce the monthly fees accrued to 0.83% of the amounts guaranteed. Additionally, the Company issued 277,248 shares of Company common stock to the guarantors under the 2015 Guaranties and the 2016 Guaranties (the “Guarantors”), at an issue price equal to $1.89 per share, as payment for $524,000 of the monthly fees previously accrued under the agreements. These shares are not registered under the Securities Act.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

In June 2017, the 2015 Guaranties and the Amended 2016 Guaranty were further amended to extend the term of the agreements (collectively, the “Amended Guaranties”) to April 30, 2019. In connection with the Amended Guaranties, the Company paid the Guarantors an extension fee of an aggregate of 50,000 shares of the Company’s common stock on a pro rata basis to each of the respective Guarantors. These shares are not registered under the Securities Act. The Amended Guaranties also provide that if the maturity date of the Credit Facility with Western Alliance is subsequently amended, the terms of the Amended Guaranties would automatically extend to a date ten days following the extended maturity date under such credit facility, but no later than July 30, 2020. Additionally, the Company would pay the Guarantors an additional extension fee of an aggregate of 62,500 shares of the Company’s common stock on a pro rata basis to each of the respective Guarantors.

As of March 31, 2018, the Company had drawn from the Credit Facility $1 million of the guaranteed amounts under the 2015 guaranties. As of March 31, 2017, the Company had drawn from the Credit Facility the full $2 million guaranteed under the 2015 Guaranties. As of March 31, 2018 and 2017, the Company had drawn from the Credit Facility the full $4 million guaranteed under the 2016 Guaranties.

As of March 31, 2018 and 2017, the Company reflected $1.3 million of fees associated with the loan guaranties in other long-term liabilities on the consolidated balance sheets. All commitment fees and aggregated monthly fees associated with the loan guaranties discussed above are payable in cash by the Company within five business days following the terminations or expirations of the agreements.

Convertible Notes

In March 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Miller and two of its affiliates ( “March 2015 Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “March 2015 Notes”) in the aggregate amount of $3 million. At the option of the March 2015 Investors, the March 2015 Notes may be converted into shares of common stock at a conversion price of $5.70. The March 2015 Notes are due March 11, 2020. Through a series of amendments, the March 2015 Notes accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable quarterly. The Company has the option to pay any amounts of interest due under the March 2015 Notes by compounding and adding such interest amount to the unpaid principal amount of the March 2015 Notes, based on an interest rate calculated at 10% per year, provided that the Company is not then in default under any of its debt financing agreements. The Company recorded a $0.1 million beneficial conversion feature related to the March 2015 Notes which is reflected as a discount to the March 2015 Notes on the consolidated balance sheets and is being amortized to interest expense over the term of the March 2015 Notes.

In December 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Miller and three of its affiliates (the “December 2015 Investors”), pursuant to which the Company issued and sold junior secured convertible promissory notes (the “December 2015 Notes”) in the aggregate amount of $2.5 million. At the option of the December 2015 Investors, the December 2015 Notes could be converted into shares of common stock at a conversion price of $3.75. On December 27, 2016, the conversion price was decreased to $3.00. The December 2015 Notes are due December 16, 2020. Through a series of amendments, the December 2015 Notes accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable quarterly. The Company has the option to pay any amounts of interest due under the December 2015 Notes by compounding and adding such interest amount to the unpaid principal amount of the December 2015 Notes, based on an interest rate calculated at 10% per year, provided that the Company is not then in default under any of its debt financing agreements. As a result of the amended conversion price, the Company recorded a gain on debt extinguishment of approximately $166,000, which consisted of the remeasurement of the debt at fair value offset by the deferred financing costs previously associated with the December 2015 Notes. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain is recorded in the Company’s stockholders’ equity as of March 31, 2018 and 2017.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Note Conversion

On June 21, 2017, the March 2015 Investors elected to convert approximately $1.0 million of outstanding interest and principal payable under the March 2015 Notes into an aggregate of 170,733 shares of the Company’s common stock at the conversion price of $5.70 per share. To induce the March 2015 Investors to convert the March 2015 Notes, the Company entered into a subscription and investment representation agreement with the March 2015 Investors pursuant to which the Company issued an additional 218,540 shares of common stock to the March 2015 Investors. The shares converted and shares issued to induce the conversion together resulted in an acquisition of shares at a price approximately equivalent to the price to the investors of the shares sold in the Registered Direct Offering discussed in Note 10, Stockholders’ Equity, below.

The following table summarizes our outstanding debt obligations as of March 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Loan guaranty fees due to Miller and affiliates	$1,306	$-	$1,306	$-	$-
Convertible note[1]	10,384	-	10,384	-	-
Credit facility	12,128	12,128	-	-	-
Total	$23,818	$12,128	$11,690	$-	$-

1 Amounts shown reflect an assumption of quarterly interest paid in the form of debt, as allowable under the convertible note agreements, and are not reduced by debt discounts or beneficial conversion features.

10.	Stockholders’ Equity

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

The compensation expense in connection with the ESPP for the fiscal years ended March 31, 2018 and 2017 was $0.04 million and $0.05 million, respectively. During the fiscal years ended March 31, 2018 and 2017, there were 116,583 and 83,540 shares issued under the ESPP.

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

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

As of March 31, 2018, shares of common stock reserved for future issuance of stock-based grants were as follows:

Equity Incentive Plans:
Restricted stock unit awards outstanding	309,217
Options outstanding	4,541,816
Reserved for future grants	342,763
Total common stock reserved for future issuance	5,193,796

The following tables summarize activity under the equity incentive plans:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted- average exercise price	Number of shares (in thousands)	Weighted- average fair value

Outstanding at April 1, 2017	4,530	$3.02	181	$3.99
Granted	425	$1.98	359	$1.85
Exercised/Released	(4)	$1.35	(227)	$3.07
Cancelled	(409)	$4.08	(14)	$5.87
Outstanding at March 31, 2018	4,542	$2.83	309	$2.17

Vested and expected to vest	4,362	$2.86
Exercisable	2,436	$3.32

Shares Available for Grant
(in thousands)

Balance at March 31, 2017	594
Options:
Granted from approved plans	(125)
Granted from non-approved plans	(300)
Shares added to the plans	322
Cancelled	211
Restricted Stock Units:
Granted	(339)
Granted from non-approved plans	(20)
Balance at March 31, 2018	343

 The options outstanding and exercisable at March 31, 2018 were in the following exercise price ranges:

			Options Outstanding		Options Exercisable
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted- Average Exercise Price per share
$1.35	—	$1.53	196	9.16	40	$1.35
$1.64	—	$1.64	1,911	7.85	990	$1.64
$1.75	—	$1.81	511	8.62	129	$1.78
$2.00	—	$3.34	552	8.02	261	$2.81
$3.44	—	$3.99	123	8.35	59	$3.94
$4.32	—	$4.32	627	7.33	418	$4.32
$5.18	—	$6.61	562	6.32	479	$6.20
$6.83	—	$6.83	50	5.89	50	$6.83
$7.20	—	$7.20	5	0.91	5	$7.20
$11.40	—	$11.40	5	0.39	5	$11.40
$1.35	—	$18.90	4,542	7.73	2,436	$3.32

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The weighted-average remaining contractual term for exercisable options is 7.33 years. The intrinsic value is calculated as the difference between the market value as of March 31, 2018 and the exercise price of the shares. The market value of the Company’s common stock as of March 31, 2018 was $1.42. The aggregate intrinsic value of stock options exercisable at March 31, 2018 was zero. The aggregate intrinsic value of stock options outstanding at March 31, 2018 and 2017 was zero and $1.7 million, respectively. The aggregate intrinsic value of restricted stock units outstanding at both March 31, 2018 and 2017 was zero.

For the fiscal years ended March 31, 2018 and 2017, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted-average assumptions:

	For Years Ended March 31,
	2018	2017
Risk-free interest rate	2.25%	1.40%
Dividend yield	0%	0%
Expected volatility	56.08%	56.30%
Expected term in years	6.08	6.08
Weighted-average fair value at grant date	$1.07	$1.72

For the fiscal years ended March 31, 2018 and 2017, the fair value of rights granted under the employee stock purchase plan were estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	For Years Ended March 31,
	2018	2017
Risk-free interest rate	1.38%	0.44%
Dividend yield	0.00%	0.00%
Expected volatility	56.27%	68.75%
Expected term in years	0.50	0.50
Weighted-average fair value at grant date	$0.60	$0.69

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed above) for each of the periods presented was as follows (in thousands):

	For Years Ended March 31,
	2018	2017
Cost of revenues	$167	$308
Research and development	286	246
Sales and marketing	434	655
General and administrative	1,274	1,400
Impact on net loss	$2,161	$2,609

As of March 31, 2018, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding, excluding estimated forfeitures, was $2.4 million and $0.5 million, respectively, and will be recognized over an estimated weighted-average amortization period of 2.17 years for stock options and 1.36 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

Registered Direct Offering

On June 26, 2017, the Company, pursuant to a securities purchase agreement with certain investors, sold 2,184,000 shares of the Company’s common stock at a price of $2.50 per share for aggregate proceeds of $4.9 million, net of $0.3 million placement agency fees and $0.2 million other offering expenses.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	March 31,
	2018	2017
	(in thousands)

Options	2,475	3,825
Unvested restricted stock units	47	123
Warrants	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	4,784	6,210

12.	Income Taxes

The benefit from income taxes is based upon loss before income taxes as follows (in thousands):

	March 31,
	2018	2017
Domestic pre-tax loss	$(9,015)	$(6,924)
Foreign pre-tax loss	(1,488)	(2,721)
Total pre-tax loss	$(10,503)	$(9,645)

	March 31,
	2018	2017
Federal tax at statutory rate	$3,307	$3,293
Computed state tax	243	200
Foreign rate differential	(358)	(433)
Losses not benefited	8,919	(2,642)
Change in tax reserve	(145)	618
Nondeductible expenses	(656)	(916)
Research and development tax credits	9	109
Change in tax rate	(10,764)	-
Income tax benefit	$555	$229

The components of the benefit from income taxes are as follows (in thousands):

	March 31,
	2018	2017
Current:
US	$-	$-
State	(8)	5
Foreign	(22)	(66)
	(30)	(61)
Deferred:
Federal	84	-
State	12	-
Foreign	489	290
	585	290
Total benefit from income taxes	$555	$229

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

ASC 740, Income Taxes (“ASC 740”), provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, which includes the Company's historical operational performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforward	$15,615	$22,378
Intangible assets	7,183	9,289
Tax credit carryforwards	3,267	2,824
Reserves and accruals	398	391
Stock compensation	687	676
Fixed assets	7	32
Deferred revenue	10	83
	27,167	35,673

Deferred Tax Liability
Intangible assets	(264)	(549)
Cumulative translation adjustment	(84)	-
	(348)	(549)

Gross Deferred Tax Assets	26,819	35,124

Valuation Allowance	(26,330)	(35,124)

Net Deferred Tax Liabilities	$489	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance that decreased by $8.7 million and increased by $3.0 million during the years ended March 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act of 2017 was enacted in December 2017, lowering the U.S. federal corporate tax rate to 21%. Given the tax rate reduction, the Company remeasured its U.S. federal and state deferred tax assets which resulted in decreasing the Company’s deferred tax assets by approximately $10.8 million. The Company has a full valuation allowance in the U.S. Accordingly, the Company’s valuation allowance also decreased by $10.8 million, resulting in no net tax expense.

As of March 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $56.9 million and $46.4 million, respectively. As of March 31, 2018, the Company also had federal and state research credit carryforwards of $0.2 million and $3.9 million, respectively. The federal net operating loss and credit carryforwards expire in various amounts between fiscal years ending March 31, 2020 through 2037, if not utilized. The state net operating loss carryforwards expire in various amounts between fiscal years ending March 31, 2019 through various dates, if not utilized. The state research and development tax credits have no expiration date.

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

In addition, based on this recent study, the Company concluded that $3.6 million of the federal and none of the California research tax credit carryforwards, respectively, would be subject to forfeiture due to Section 382 ownership changes under IRC Section 383 and/or possible credit amount reduction upon audit. As noted above, this is subject to review by the applicable taxing authority. Please note the research and development tax credit carryforwards above take into account this reduction.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process, whereby the Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to be recognized in the financial statements. The Company’s policy is to record interest and penalties related to unrecognized tax benefits in income tax expense. At March 31, 2018, there was no liability for unrecognized tax benefits.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for the year ended March 31, 2018 are as follows (in thousands):

Balance at April 1, 2017	$1,410
Increases related to current year tax positions	3
Increase related to prior year tax positions	75
Balance at March 31, 2018	$1,488

The Company’s federal, state, and foreign tax returns are subject to examination by the tax authorities from inception due to net operating losses and tax carryforwards unutilized from such years.

13.	401(k) Benefit Plan

The Company offers a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”), for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) Plan on a monthly basis. Starting in fiscal 2012, the 401(k) Plan requires the Company to match the first 1% of all employee contributions. For both the fiscal years ended March 31, 2018 and 2017, the Company contributed $0.2 million to the 401(k) Plan. Administrative expenses relating to the 401(k) Plan are insignificant.

14.	Segment Information

The Company operates as one business segment and therefore segment information is not presented.

15.	Related Party

Determine SAS rents its offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. For the years ended March 31, 2018 and 2017, Determine SAS made rental payments of approximately $0.3 million and $0.1 million, respectively, to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties, as set forth in Note 9, Credit Facility and Convertible Notes, as well as received sublease payments, as set forth in Note 7, Operating Lease Commitments, above.

16.	Subsequent Events

Amendment of Business Financing Agreement

On June 14, 2018, Determine and its wholly owned subsidiary, Determine Sourcing, Inc., entered into Amendment Number Eleven to the Amended and Restated Business Financing Agreement (the “Amendment”) with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association (“Western Alliance”). The Amendment extended the maturity date of the underlying credit facility to July 31, 2019, revised the definition of “Prime Rate” to be 4.75% and revised certain of the financial and compliance reporting obligations.

DETERMINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Amendment of Limited Guaranty

 In connection with the Amendment, on June 14, 2018, MILFAM II, L.P. (“MILFAM”), an affiliate of the estate of Lloyd I. Miller, III (“Mr. Miller”), the Company’s largest stockholder, entered into a Third Amended and Restated Limited Guaranty (the “Amended Guaranty”) with Western Alliance. The Amended Guaranty (i) extends the term of the Second Amended and Restated Limited Guaranty entered into by MILFAM with Western Alliance on June 1, 2017 to August 10, 2019, and (ii) terminates the Second Amended and Restated Limited Guaranty entered into by the estate of Mr. Miller with Western Alliance on June 1, 2017. The Amended Guaranty also provides that if the maturity date of the Credit Facility is subsequently amended, the term of the Amended Guaranty would automatically extend to a date ten (10) days following the extended maturity date under the Credit Facility, but no later than July 30, 2020.

In connection with the Amended Guaranty, on June 14, 2018, the Company entered into a Guaranty Fee Agreement (the “Fee Agreement”) with MILFAM, pursuant to which the Company agreed to pay MILFAM a commitment fee of $108,000 and a monthly fee that shall accrue each calendar month during the term of the Amended Guaranty equal to ten percent of the commitment fee divided by twelve. The commitment fee and the accrued monthly fee shall be payable in cash by the Company upon the termination or expiration of the Amended Guaranty.

Amendment to Guaranty Fee Agreement

   Additionally, in connection with the Amended Guaranty, on June 14, 2018, the Company entered into an Amendment to Guaranty Fee Agreement (the “Fee Agreement Amendment”) with MILFAM, Mr. Miller’s estate and Alimco Financial Corporation, an affiliate of Mr. Miller’s estate (collectively, the “Guarantors”). The Fee Agreement Amendment, among other things, amends the Guaranty Fee Agreement, dated as of June 1, 2017 (the “June 2017 Fee Agreement”), among the Company and the Guarantors, to eliminate the payment of certain shares of Company common stock in connection with any extension of the guarantees provided by the Guarantors under the June 2017 Fee Agreement and replace such payment with a cash commitment fee of $168,750 plus a monthly fee equal to ten percent of such commitment fee divided by twelve.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for each fiscal quarter during the year ended March 31, 2018. Based on its evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation of internal control over financial reporting as of March 31, 2018, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included under the captions “Directors, Executive Officers and Corporate Governance” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be included under the captions “Executive Compensation and Related Information” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be included under the caption “Independent Public Accountants” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None

Schedule II: Valuation and Qualifying Accounts

Accounts Receivable Allowance for Doubtful Accounts

The following describes activity in the accounts receivable allowance for doubtful accounts for the years ended March 31, 2018 and 2017, respectively:

	Balance at Beginning of Period	Increase (decrease) to Costs and Expenses	Write Offs	Reversal Benefit to Revenue	Balance at End of Period
Allowance for doubtful accounts (in $000’s) :

Fiscal year ended March 31, 2018	$114	$225	$(93)	$(31)	$215
Fiscal year ended March 31, 2017	$407	$84	$(335)	$(42)	$114

(c) Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carmel, State of Indiana, on June 29, 2018.

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

Signature	Title	Date

/s/ PATRICK STAKENAS	President, Chief Executive Officer	June 29, 2018
Patrick Stakenas	(Principal Executive Officer) and Director

/s/ JOHN NOLAN	Chief Financial Officer (Principal Financial Officer	June 29, 2018
John Nolan	and Principal Accounting Officer) and Secretary

/s/ ALAN HOWE	Director	June 29, 2018
Alan Howe

/s/ LLOYD SEMS	Director	June 29, 2018
Lloyd Sems

/s/ MICHAEL CASEY	Director	June 29, 2018
Michael Casey

/s/ J. MICHAEL GULLARD	Director	June 29, 2018
J. Michael Gullard

/s/ MICHAEL BRODSKY	Director	June 29, 2018
Michael Brodsky

/s/ WILLIAM D. ANGELONI	Director	June 29, 2018
William D. Angeloni

/s/ STEVE SOVIK	Director	June 29, 2018
Steve Sovik

Exhibit Index

Exhibit No.	Description
3.1(34)	Certificate of Incorporation(effective October 15, 2015)

3.2(2)	Certificate of Designation of Series A Junior or Participating Preferred Stock

3.3(33)	Amended and Restated Bylaws (effective June 21, 2017)

3.4(4)	Certificate of Designation of Series B Junior or Participating Preferred Stock

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2(1)	Form of Registrant's Common Stock certificate

10.1(1)	Form of Indemnification Agreement

10.2(1)†	1996 Stock Plan

10.3(3)†	1999 Equity Incentive Plan Stock Option Agreement

10.4(3)†	1999 Equity Incentive Plan Stock Option Agreement (Initial Grant to Directors)

10.5(3)†	1999 Equity Incentive Plan Stock Option Agreement ( Annual Grant To Directors)

10.6(5)†	1999 Employee Stock Purchase Plan, as amended and restated February 1, 2008

10.7(5)†	Form of Stock Unit Agreement for issuance of restricted stock units pursuant to the Registrant's 1999 Equity Incentive Plan to plan participants, including named executive officers

10.8(5)	Settlement Release and License Agreement between Registrant and Versata Software Inc., a corporation f/k/a Trilogy Software, Inc., dated October 5, 2007

10.9(24)†	Severance Agreement by and between the Registrant and John Nolan, dated as of October 7, 2015

10.10(24)†	Employment Letter Agreement by and between the Registrant and John Nolan, dated as of October 7, 2015

10.11(7)†	1999 Equity Incentive Plan, as amended May 2010

10.12(9)	Comprehensive Settlement Agreement by and between the Registrant and Versata Software, Inc., dated September 20, 2011

10.13(20)

Amended and Restated Business Financing Agreement, dated as of July 25, 2014, as amended by Amendment Number One and Amended and Restated Business Financing Agreement, dated as of December 31, 2014, as further amended by Amendment Number Two and Amended and Restated Business Financing Agreement, dated as of March 11, 2015

10.14(10)†	1999 Employee Stock Purchase Plan, as Amended and Restated November 7, 2012

10.15(32)†	Determine, Inc. 2015 Equity Incentive Plan, as amended by Amendment Number 1 to the Determine, Inc. 2015 Equity Incentive Plan

10.16(23)†	2015 Equity Incentive Plan Stock Option Agreement

10.17(23)†	2015 Equity Incentive Plan Restricted Stock Units Agreement

10.18(23)†	2015 Equity Incentive Plan Restricted Stock Agreement

10.19(11)	Registration Rights Agreement, dated as of May 31, 2013

10.20(11)	Form of Series A Warrant to Purchase Common Stock, dated as of May 31, 2013

10.21(12)	Form Of Series B Warrant to Purchase Common Stock, dated as of September 12, 2013, as modified

10.22(13)	Amendment to the Series A Warrants dated as of September 4, 2013

10.23(14)†	Employment Offer Letter dated August 6, 2013 by and between the Registrant and Michael Brodsky

10.24(15)†	Amendment to Offer Letter, dated December 4, 2013, by and between the Registrant and Michael Brodsky

10.25(18)†	Amendment of Offer Letter, dated September 1, 2014, by and between the Registrant and Michael Brodsky

10.26(16)	Forms of Registration Rights Agreement dated as of January 24, 2014

10.27(16)	Form of Warrant to Purchase Common Stock, dated as of January 24, 2014

10.28(41)	Form of Warrant to Purchase Common Stock

10.29(19)	Form of Warrant to Purchase Stock dated February 6, 2015, Issued to Outside Investors

10.30(19)	Form of Warrant to Purchase Common Stock, dated as of May 5, 2015, issued to Management and Director

10.31(20)	Guaranty Fee Agreement, dated March 11, 2015

10.32(20)	Junior Secured Convertible Note Purchase Agreement, dated March 11, 201

10.33(20)	Form of Junior Secured Convertible Promissory Note, dated March 11, 2015

10.34(20)	Security Agreement, dated March 11, 2015

10.35(20)	Subordination Agreement, dated March 11, 2015

10.36(22)†	Offer Letter of Employment, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas

10.37(22)†	Severance Agreement, dated as of June 3, 2015, by and between the Registrant and Patrick Stakenas

10.38(26)	Amendment Number Four to Amended and Restated Business Financing Agreement, dated as of November 13, 2015

10.39(27)	Junior Secured Convertible Note Purchase Agreement, dated December 16, 2015

10.40(27)	Form of Junior Secured Convertible Promissory Note

10.41(27)	Amended and Restated Security Agreement dated December 16, 2015

10.42(27)	Amended and Restated Subordination Agreement, dated December 16, 2015

10.43(28)	Amendment Number Five to Amended and Restated Business Financing Agreement, dated as of February 3, 2016

10.44(28)	Guaranty Fee Agreement, dated February 3, 2016

10.45(28)	Amendment to Guaranty Fee Agreement, dated February 3, 2016

10.46(29)	Amendment Number Six, dated March 18, 2016, to Amended and Restated Business Financing Agreement

10.47(31)	Lease Agreement, dated April 7, 2016, between the Registrant and Atapco Carmel, Inc.

10.48(30)	Amendment Number Seven, dated April 20, 2016, to Amended and Restated Business Financing Agreement

10.49(30)	Second Amendment to 2015 Guaranty Fee Agreement and Amendment to 2016 Guaranty Fee Agreement, dated April 22, 2016, with Lloyd I. Miller, III, MILFAM II, L.P., and Alliance Semiconductor Corporation

10.50(33)†	Amendment to Offer Letter dated September 1, 2016 by and between the Company and Michael Brodsky

10.51(34)	Junior Secured Convertible Note Purchase Agreement, dated December 27, 2016

10.52(34)	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to MILFAM II L.P.

10.53(34)	Junior Secured Convertible Promissory Note, dated December 27, 2016, issued to Alimco Financial Corporation

10.54(34)	Amended and Restated Security Agreement, dated December 27, 2016

10.55(34)	Second Amended and Restated Subordination Agreement, dated December 27, 2016

10.56(34)	Amendment to Junior Secured Convertible Promissory Notes, dated December 27, 2016

10.57(34)	Third Amendment to 2015 Guaranty Fee Agreement and Second Amendment to 2016 Guaranty Fee Agreement dated December 27, 2016

10.58(35)	Amendment Number Nine to Amended and Restated Business Financing Agreement, dated as of January 23, 2017

10.59(35)	Guaranty Fee Agreement, dated January 23, 2017

10.60(36)†	Letter Agreements dated November 7, 2016 amending Severance Agreement of each of Mr. Patrick Stakenas dated June 3, 2015 and John Nolan dated October 7, 2015

10.61(37)	Amendment Number Ten to Amended and Restated Business Financing Agreement, dated as of June 1, 2017

10.62(37)	Second Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and Lloyd I. Miller, III

10.63(37)	Second Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and MILFAM II, L.P.

10.64(37)	Third Amended and Restated Limited Guaranty, dated June 1, 2017, between Western Alliance Bank and Alimco Financial Corporation

10.65(37)	Guaranty Fee Agreement, dated June 1, 2017

10.66(38)	Form of Securities Purchase Agreement, dated as of June 21, 2017, by and among Determine, Inc. and the investors named therein

10.67(39)	Compensation Program for Non-Employee Directors

10.68(40)	Amendment to the Severance Agreement, dated June 3, 2015, as amended November 8, 2016, with Patrick Stakenas, entered into November 6, 2017

21.1***	Subsidiaries.

23.1***	Consent of Independent Registered Public Accounting Firm.

24.1***	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).

31.1***	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Previously filed in the Company’s Registration Statement (No. 333-92545) declared effective on March 9, 2000.
(2)	Previously filed in the Company’s report on Form 10-K filed on June 30, 2003.
(3)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2005.
(4)	Previously filed in the Company’s report on Form 8-K filed on January 5, 2009.
(5)	Previously filed in the Company’s report on Form 10-K filed on July 9, 2009.
(6)	Previously filed in the Company’s report on Form 8-K filed on October 28, 2011.
(7)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2010.
(8)	Previously filed on the Company’s report on Form 10-Q filed on February 14, 2011.
(9)	Previously filed in the Company’s report on Form 8-K filed on September 21, 2011.
(10)	Previously filed in the Company’s proxy statement filed on October 9, 2012.
(11)	Previously filed in the Company’s report on Form 8-K/A filed on June 4, 2013.
(12)	Previously filed in the Company’s report on Form 8-K filed on September 12, 2013.
(13)	Previously filed in the Company’s report on Form 8-K filed on September 4, 2013.
(14)	Previously filed in the Company’s report on Form 8-K filed on August 6, 2013.
(15)	Previously filed in the Company’s report on Form 8-K filed on December 10, 2013.
(16)	Previously filed in the Company’s report on Form 8-K filed on January 27, 2014.
(17)	Previously filed in the Company’s report on Form 8-K filed on July 3, 2014.
(18)	Previously filed in the Company’s report on Form 8-K filed on September 3, 2014.
(19)	Previously filed in the Company’s report on Form 8-K filed on February 9, 2015.
(20)	Previously filed in the Company’s report on Form 8-K filed on March 16, 2015.
(21)	Previously filed in the Company’s report on Form 8-K filed on March 30, 2015.
(22)	Previously filed in the Company’s report on Form 8-K filed on June 8, 2015.
(23)	Previously filed in the Company’s report on Form 10-K filed on June 29, 2015.
(24)	Previously filed in the Company’s report on Form 8-K filed on October 9, 2015.
(25)	Previously filed in the Company’s report on Form 8-K filed on June 21, 2017.
(26)	Previously filed in the Company’s report on Form 10-Q filed on November 16, 2015.
(27)	Previously filed in the Company’s report on Form 8-K filed on December 17, 2015.
(28)	Previously filed in the Company’s report on Form 8-K filed on February 8, 2016.
(29)	Previously filed in the Company’s report on Form 8-K filed on March 23, 2016.
(30)	Previously filed in the Company’s report on Form 8-K filed on April 26, 2016.
(31)	Previously filed in the Company’s report on Form 10-K filed July 1, 2016.
(32)	Previously filed in the Company’s report on Form 8-K filed August 12, 2016.
(33)	Previously filed in the Company’s report on Form 8-K filed on September 1, 2016.
(34)	Previously filed in the Company’s report on Form 8-K filed on December 30, 2016.
(35)	Previously filed in the Company’s report on Form 8-K filed on January 27, 2017.
(36)	Previously filed in the Company’s report on Form 10-Q filed on February 13, 2017.
(37)	Previously filed in the Company’s report on Form 8-K filed on June 6, 2017.
(38)	Previously filed in the Company’s report on Form 8-K filed on June 21, 2017.
(39)	Previously filed in the Company’s report on Form 8-K filed on October 4, 2017.
(40)	Previously filed in the Company’s report on Form 10-Q filed on November 9, 2017.
(41)	Previously filed in the Company’s report on Form 8-K/A filed on June 11, 2014.

†	Represents a management agreement or compensatory plan.

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