Form 10-K/A
period 2018-03-31
DETERMINE, INC.
filed 2018-07-30
CIK 1090908

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 26, 2018, the registrant had outstanding 14,967,266 shares of common stock.

Explanatory Statement

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 originally filed on June 29, 2018 (“Original Annual Report”), for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference from the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2018 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement has not been filed as of the date of filing of this amended report on Form 10-K/A. No attempt has been made in this Form 10-K/A to modify or update any other disclosures presented in the Original Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth, as of July 26, 2018, the names and certain information concerning our directors:

Name	Age	Position	Director Since	End of Term
William Angeloni (1)(2)	53	Director	2017	2018
Michael Brodsky	50	Director and Chairman of the Board	2010	2018
Michael Casey (1)(2)	55	Director	2010	2018
J. Michael Gullard (1)(2)(3)	73	Director	2010	2018
Alan Howe (1)(3)	57	Director and Vice Chairman of the Board and Lead Independent Director	2009	2018
Lloyd Sems (1)(3)	47	Director	2008	2018
Steven Sovik (2)(3)	53	Director	2017	2018
Patrick Stakenas	58	Director, President and Chief Executive Officer	2015	2018

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating/Corporate Governance Committee

Bill Angeloni was elected to the Board on September 28, 2017. He has served as a member of the Audit Committee and Compensation Committee since April 1, 2018. Mr. Angeloni has been a Director of Tenzing Consulting since 2012 when he rejoined the firm. Tenzing is a management consulting firm which he co-founded in 2002 which specializes in category strategy, procurement, supply chain, and operations consulting to Fortune 1000 companies. He currently serves as an advisory board member of SwitchPitch and a managing director of Big Angel Ventures LLC and previously served on the board of Everloop and InSequent. Mr. Angeloni also previously held a variety of senior executive positions at C2FO, Exostar and FreeMarkets and served in various roles consulting with AT Kearney, The Canaan Group Ltd. (a Booz Allen spin-off), United Airlines and the United States Navy. Mr. Angeloni holds a B.S. degree in Aerospace Engineering from the United States Naval Academy and an M.B.A. from Northwestern’s Kellogg School of Management.

Michael Brodsky was elected to the Board on October 7, 2010. Previously, Mr. Brodsky served on the Board’s Compensation Committee from October 8, 2010 until July 3, 2014 and as a member of its Review Committee from November 15, 2011 until June 24, 2016. Since 2013, Mr. Brodsky has also served as the managing partner of Vajra Asset Management, LLC, an investment management firm. From 2008 to 2010, Mr. Brodsky was chairman and chief executive officer and a director of Youbet.com, Inc., an online horse racing and betting website acquired in 2010 by Churchill Downs Incorporated, a publicly traded provider of racetracks, casinos, off-track betting and online wagering services. Mr. Brodsky served as a member of the board of directors, and as a member of the Executive Committee of Churchill Downs from 2010 to 2012. From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, an investment firm. Mr. Brodsky has also served as a director of Genesis Land Development Corporation, a residential land developer and home builder in Calgary, Canada, with shares listed on the Toronto Stock Exchange, since June 2012. He served as a director of Trans World Corporation, a publicly traded company that owns and operates casinos in the Czech Republic, from September 2013 until May 2018. He served as Chairman of the Board of Trans World from June 2014 until May 2018. He also served as the Lead Director of IDSystems, a publicly traded company that provides RFID wireless solutions for tracking high-value assets, from June 2014 until December 2016 when he was elected as Chairman of the Board. From November 2015 until November 2017, he also served on the board of directors of Spark Networks, Inc., a niche-oriented community website. Mr. Brodsky received a Bachelor of Arts degree from Syracuse University, a law degree from Northwestern University School of Law and an M.B.A. from the JL Kellogg Graduate School of Management School of Business at Northwestern University. We believe that Mr. Brodsky’s prior positions and experience as an investor, manager and attorney with experience in software, e-commerce, and online media and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Michael J. Casey was elected to the Board on October 7, 2010 and has served on the board of directors and as a member of the nominating/corporate governance committee and as Chairperson of the audit committee since 2010, and as a member of the compensation committee since 2018. Mr. Casey also serves on the board of directors of Revegy, Inc., a privately held software business and on the board of directors of ServisFirst Bank of Atlanta, a subsidiary of ServisFirst Bancshares Inc. (SFBS). Since 2006, Mr. Casey has been a partner at TechCXO, LLC, a professional services firm that provides financial, strategic and operational consulting services to businesses in the technology industry. Mr. Casey’s prior experience includes having served as chief financial officer for MAPICS, Inc., a publicly traded provider of enterprise resource planning software for the discrete manufacturing industries. Previously, Mr. Casey served as executive vice president, chief financial and administrative officer of iXL Enterprises, Inc., a publicly traded professional services firm, chief financial officer of Manhattan Associates, Inc., a publicly traded provider of supply chain execution solutions, and chief financial officer of IQ Software Corporation, a publicly traded provider of business intelligence software. Mr. Casey began his career as a CPA with Arthur Andersen & Co. and holds a B.B.A. degree in accounting from The University of Georgia. Mr. Casey’s experience includes more than eleven years as a CFO of publicly traded software and services companies including business intelligence and supply chain sectors. In addition, Mr. Casey has served as CFO, COO and advisor for software business in the asset performance management, supply chain and business intelligence and analytics sectors.

J. Michael Gullard was elected to the Board on October 7, 2010, and was appointed as a member of the Audit Committee and as Chairperson of the Compensation Committee on October 8, 2010, and was appointed as a member of the Review Committee on November 15, 2011, as well as member of the Nominating/Corporate Governance Committee on April 1, 2018. Mr. Gullard has been the general partner of Cornerstone Management, a venture capital and consulting firm specializing in software and data communications companies since 1984. He currently serves as a director of and the Chairman the non-reporting company Dyntek, Inc. From 2006 to 2015, he served on the board and was Chairman of Planar Systems, Inc., a publicly traded company specializing in high resolution, large format video displays.  From 1992 to 2004, he served as chairman of NetSolve, Incorporated, a publicly held corporation that provides IT infrastructure management services on an outsourced basis. From 1996 to 2004, Mr. Gullard also served as chairman of Merant PLC (formerly Micro Focus Group Ltd.), a publicly held corporation that specializes in change management software tools. Previously, Mr. Gullard held a variety of senior financial and operational management positions at Intel Corporation. Mr. Gullard holds a B.A. degree in economics from Stanford University, and an M.B.A. from Stanford’s Graduate School of Business. We believe that Mr. Gullard’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Alan Howe was elected to the Board on January 12, 2009. He has served since July of 2013 as Vice Chairman of the Board and Lead Independent Director. Previously he served as Co-Chairman of and Chairman of our full Board and as a member of its Review Committee from November 15, 2011 until June 24, 2016. Mr. Howe was appointed as a member of the Compensation Committee on March 10, 2015 and served through March 31, 2018, and has served as a member of the Audit Committee and Nominating/Corporate Governance Committee since April 1, 2018. He has served as co-founder and managing partner of Broadband Initiatives, LLC, a boutique corporate advisory and consulting firm, since 2001, and provides various strategic and operational consulting services to multiple corporate clients in that role. He served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company from May 2005 to October 2008. He served as CFO and Vice President of Corporate Development for Teletrac, Inc. from April 1995 to April 2001.  Previously, he held various executive management positions for Sprint and Manufacturers Hanover Trust Company.  Mr. Howe is currently a member of the public board of directors of Data I/O and serves as Chairman. He also serves as a member of the public Board of Directors of MagicJack Vocaltec (which has signed and filed a definitive agreement to be sold), CafePress, Widepoint, and Resonant. He also has served on numerous additional private and public boards including in the past five years former reporting companies Qualstar and Urban Communications, Inc.  Mr. Howe holds a B.A. in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business. We believe that Mr. Howe’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Lloyd Sems was elected to the Board on June 2, 2008. He served as a member of the Compensation Committee from July 10, 2008 until March 31, 2018, as Chairperson of the Nominating/Corporate Governance Committee of the Board since May 20, 2009, as a member of its Review Committee since June 24, 2016, and as a member of the Audit Committee since April 2018. Since October 2003, he has served as president of Sems Capital, LLC and of Capital Edge, LLC, both of which he founded. Previously, Mr. Sems served as director of research and portfolio manager for Watchpoint Asset Management, and he served on the board of directors of EMAK Worldwide, Inc. from February 2010 to April 2010 and Sport-Haley, Inc. from April 2009 to November 2012. Mr. Sems also serves on the board of directors of CYCC Cyclacel, which he joined in May 2011. Mr. Sems holds a B.S. in business administration and finance from Albright College. We believe that Mr. Sems’s knowledge of the securities and capital markets, as well as his experience as one of the Company’s larger long term stockholders, is invaluable to our Board’s discussions of the Company’s strategic, capital and liquidity needs.

Steven C. Sovik was elected to the Board on September 28, 2017. He has served as a member of the Nominating/Corporate Governance Committee and Compensation Committee since April 1, 2018. Mr. Sovik has been Chief Revenue Officer of Tipalti Inc. since 2016. Tipalti is a licensed financial technology company that specializes in accounts payable automation. Prior to joining Tipalti, Mr. Sovik served as Senior Vice President Sales of Coupa Software. Mr. Sovik also previously held a variety of executive sales positions with Oracle Corporation, SupportSoft Inc. and Siebel Systems. Mr. Sovik holds a B.S. degree in Decision and Information Science from Santa Clara University.

Patrick Stakenas was appointed President and Chief Executive Officer of the Company and a member of the Board of Directors on June 3, 2015. Mr. Stakenas has been involved with technology supporting the enterprise for over 20 years. Before joining the Company, Mr. Stakenas built the Sales Performance Management practice at Gartner, publishing over 70 research notes and 2 Magic Quadrants. Having founded ForceLogix Technologies Inc. (TSXV;FLT), in 2005 he led the company to a successful IPO and ultimate acquisition by CallidusCloud (NASDQ; CALD) in 2011. Prior to the acquisition Mr. Stakenas served in executive roles at CCC Information Services, FileNet, Inc., and OpenText Corporation creating strategic go to market opportunities and leading the customer acquisition process for each, driving increased revenue and market upside in these $200+ million companies. Mr. Stakenas also served for 14 years with Moore Corporation Ltd.(RR Donnelly) in various management and executive roles. He is a frequent guest lecturer on SaaS technology and the importance of creating customer-centric organizations and has served on numerous advisory boards, including the DePaul School of Business. Mr. Stakenas holds a B.S. Business Administration and Marketing from Ferris State University and holds an Executive Management Certificate from Northwestern’s Kellogg School of Business.

Executive Officers

The following table sets forth, as of July 26, 2018, the names and certain information concerning our executive officers who do not also serve as directors:

Name	Age	Position
John Nolan	54	Chief Financial Officer

John Nolan was appointed as our Chief Financial Officer on October 7, 2015. Prior to joining the Company, Mr. Nolan was the President of Quadel Consulting Corporation since 2013. Mr. Nolan joined Quadel Consulting Corporation in 2006 and previously served as its Executive Vice President, Chief Financial Officer, Chief Operating Officer and Vice President. Prior to joining Quadel, Mr. Nolan held various senior management positions with MCI Inc., including Vice President of Corporate Finance for MCI Telecommunications Inc. and Vice President of Corporate Finance for the MCI Group. He was responsible for planning, segment reporting, and profitability modeling for the $21 billion company, and led MCI's restructuring efforts by creating the financial plan of reorganization. During his fifteen-year tenure at MCI, he also oversaw the purchase and integration of several companies and held various other accounting and finance management positions. Prior to joining MCI, he held accounting positions at IBM, where he worked from 1988 to 1990. Mr. Nolan has spoken on financial leadership and cost analysis at Chief Financial Officer Magazine, Better Management Live and IDC conferences. The costing systems he put in place at MCI received the 2004 Enterprise Intelligence award from the software company SAS. Mr. Nolan has a Bachelor’s degree in Management from Tulane University and a Master’s degree in Business Administration from the University of Texas at Austin. Mr. Nolan earned his CPA license in Virginia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% percent of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of the Reporting Persons’ Section 16(a) reports or written representations from certain Reporting Persons, the Company believes that during the fiscal year ended March 31, 2018, all Reporting Persons complied with all applicable filing requirements, with the exception of reports that were filed late for the following persons: Form 3 for Mr. Angeloni pursuant to Mr. Angeloni becoming a reporting person on September 28, 2017, filed on October 11, 2017; Form 3 for Mr. Sovik pursuant to Mr. Sovik becoming a reporting person on September 28, 2017, filed on October 10, 2017.

Recommendation of Nominees by Stockholder

The Company’s Corporate Governance Guidelines specify that the Board will consider all bona fide director candidates nominated by stockholders and establish procedures by which stockholders may submit recommendations of director candidates. These procedures are as follows:

●	To recommend a candidate for election to our Board, a stockholder must notify our Nominating/Corporate Governance Committee by writing to our General Counsel.

●	The stockholder’s notice must set forth the following information:

(i) To the extent reasonably available, information relating to such director candidate and such stockholder that would be required to be disclosed in a proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in which such individual is a nominee for election to the Board;

(ii) The director candidate’s written consent to (A) if selected, be named in the Company’s proxy statement and proxy and (B) if elected, to serve on the Board; and

(iii) Any other information that such stockholder believes is relevant in considering the director candidate.

Stockholders wishing to submit director candidates for consideration by the Nominating/Corporate Governance Committee should also comply with the notice and information requirements of the Company’s bylaws, a copy of which was filed as an exhibit to the current report on Form 8-K dated June 21, 2017. Among other things, such stockholder’s notice shall set forth as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

The Nominating/Corporate Governance Committee will evaluate candidates proposed by stockholders under criteria similar to the evaluation of other candidates. In addition, the Committee may also consider, as one of the factors in its evaluation, the amount of Company voting stock held by the stockholder and the length of time the stockholder has held such stock. The Nominating/Corporate Governance Committee may request any additional information reasonably necessary to assist it in assessing a proposed candidate.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers and a Code of Business Conduct applicable to all directors, officers and employees of the Company pursuant to applicable rules of the SEC and the listing standards of the NASDAQ. The Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Business Conduct can be found on our website, at http://investor.determine.com.

Audit Committee

During the fiscal year ended March 31, 2018, the Audit Committee held four meetings. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the adequacy of the Company’s financial reporting and disclosure controls and processes, the adequacy of the Company’s internal control policies, the selection of the Company’s independent auditors, the scope of the annual audits, fees to be paid to the Company’s registered independent public accounting firm, the performance of the Company’s registered independent public accounting firm and the accounting practices of the Company.

The current members of the Audit Committee are Messrs. Casey (Chairperson), Howe, Angeloni, Sems and Gullard. The Board of Directors has determined that all persons who served as members of the Company’s Audit Committee are or were independent as defined under NASDAQ Rule 5605(a)(2) and Rule 10A-3(b)(1) of the Securities and Exchange Commission. The Board has determined that Mr. Casey is an audit committee financial expert within the meaning of applicable SEC rules.

The Audit Committee acts pursuant to a written charter, which is available on the Company’s website at http://investor.determine.com.

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

Fiscal 2018 Summary Compensation Table

The following table sets forth, for the last two fiscal years, the dollar value of all cash and non-cash compensation earned by each person who, for fiscal year 2018, may be considered a “named executive officer” under the rules of the SEC (the “Named Executive Officers”).

Name and Principal Position (2)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(3)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Patrick Stakenas	2018	300,000	-	-	-	-	13,640	313,640
President and Chief Executive Officer	2017	300,000	-	-	-	-	10,703	310,703
John Nolan	2018	250,000	-	-	-	-	18,551	268,551
Chief Financial Officer	2017	250,000	-	-	-	-	14,652	264,652

(1)

The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal years shown, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 14 to the financial statements set forth in our annual report on Form 10-K filed on June 29, 2018 (Commission File No. 000-29637).

(2)	The Company does not consider any other Company employees to be “named executive officers” as defined in Item 402(m) of Regulation S-K.

(3)	The material terms of the referenced grants are included in the footnotes to the Outstanding Equity Awards table below and incorporated herein by reference.

(4)	Comprised of life insurance premiums and health savings account contributions paid by the Company, unless otherwise noted in the footnotes above.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table sets forth information regarding outstanding equity awards as of March 31, 2018, for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options- Exercisable (#)	Number of Securities Underlying Unexercised Options- Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights of Stock That Have Not Vested ($)(1)
Patrick Stakenas (2)	2	24,605		$1.64	02/23/2026			13,438	$19,082
		20,277		$1.64	02/23/2026			11,980	$17,012
	36,643	24,838		$6.14	06/15/2025
	135,602	100,152		$1.64	02/23/2026
	244,459	224,903		$1.64	02/23/2026
	32,778	6,720		$6.14	06/15/2025
John Nolan (3)	60,416	39,584		$3.34	11/16/2025
	27,120	24,952		$1.64	02/23/2026
	43,398	46,924		$1.64	02/23/2026
	7,606			$1.64	02/23/2026

(1)

Computed in accordance with SEC rules as the number of unvested shares or units multiplied by the closing market price of our Common Stock at the end of the 2018 fiscal year, which was $1.42 on March 31, 2018. The actual value (if any) to be realized by the officer depends on whether the shares vest and on the future performance of our Common Stock.

(2)

Mr. Stakenas was granted (i) a non-qualified option to purchase 39,498 shares of the Company’s common stock and (ii) an incentive stock option to purchase 61,481 shares of the Company’s common stock on June 15, 2015; each option is exercisable for 10 years, subject to vesting over a 48-month period, with one quarter (1/4) of the option shares of each option vesting on June 15, 2016, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company. Additionally, on June 15, 2015, Mr. Stakenas was granted 43,000 restricted stock units, with one quarter (1/4) of the restricted stock units vesting on June 30, 2016, and the remaining balance of which vests in equal monthly installments in the three years of continuous service thereafter. On February 16, 2016, Mr. Stakenas was granted 25,000 restricted stock units, one quarter (1/4) of which will vest on February 10, 2017, and the remaining balance of which vests in equal monthly installments in the three years of continuous service thereafter. Mr. Stakenas was granted (i) a non-qualified option to purchase 235,754 shares of the Company’s common stock, (ii) an incentive stock option to purchase 24,607 shares of the Company’s common stock, (iii) an incentive stock option to purchase 20,277 shares of the Company’s common stock, and (iv) a non-qualified option to purchase 469,362 shares of the Company’s common stock on February 23, 2016; each option is exercisable for 10 years, subject to vesting over a 48-month period, with one quarter (1/4) of the option shares of each option vesting on February 23, 2017, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company.

(3)

Mr. Nolan was granted a non-qualified option to purchase 100,000 shares of the Company’s common stock on November 16, 2015, exercisable for 10 years, subject to vesting over a 48-month period, with one quarter (1/4) of the option shares vesting after 12 months of continuous service from Mr. Nolan’s start date, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company. Additionally, Mr. Nolan was granted (i) an incentive stock option to purchase 52,072 shares of the Company’s common stock, (ii) an incentive stock option to purchase 90,322 shares of the Company’s common stock, and (iii) a non-qualified option to purchase 7,606 shares of the Company’s common stock on February 23, 2016; each option is exercisable for 10 years, subject to vesting over a 48-month period, with one quarter (1/4) of the option shares of each option vesting on February 23, 2017, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company.

Employment Agreement with President and Chief Executive Officer

In connection with his appointment as President and Chief Executive Officer of the Company, on June 3, 2015 the Company entered into an employment offer letter and a severance agreement with Mr. Stakenas. The employment offer letter provides for an annual salary of $300,000 and provides that Mr. Stakenas will be eligible to be considered for an incentive bonus as may be established by the Board of Directors or the Board’s Compensation Committee from time to time. The severance agreement provides that if Mr. Stakenas’s employment is terminated by the Company without Cause or by Mr. Stakenas for Good Reason, in each case within 12 months following a Change in Control of the Company (as each such term is defined in the severance agreement), the Company will be required to pay Mr. Stakenas severance benefits equal to his then-existing base salary and the employer portion of Mr. Stakenas’s monthly health insurance premium for a period of 12 months following his separation from service, less applicable withholdings and deductions and subject to Mr. Stakenas signing a general release of claims. If Mr. Stakenas’s employment is terminated by the Company without Cause prior to a Change in Control, the Company will be required to pay Mr. Stakenas severance benefits equal to his then-existing base salary and the employer portion of Mr. Stakenas’s monthly health insurance premium for a period of 12 months following his separation from service, less applicable withholdings and deductions and subject to Mr. Stakenas signing a general release of claims.

Employment Agreement with Chief Financial Officer

In connection with his appointment as Chief Financial Officer of the Company, on October 7, 2015, the Company entered into an employment offer letter and a severance agreement with Mr. Nolan. The employment offer letter provides for an annual salary of $250,000 and provides that Mr. Nolan will be eligible to be considered for an annual incentive bonus of up to $75,000 based on criteria to be established by the Company’s Chief Executive Officer. The severance agreement provides that if Mr. Nolan’s employment is terminated by the Company without Cause or by Mr. Nolan for Good Reason, in each case within 12 months following a Change in Control of the Company (as each such term is defined in the severance agreement), the Company will be required to pay Mr. Nolan severance benefits equal to his then-existing base salary and the employer portion of Mr. Nolan’s monthly health insurance premium for a period of 12 months following his separation from service, less applicable withholdings and deductions and subject to Mr. Nolan signing a general release of claims. If Mr. Nolan’s employment is terminated by the Company without Cause prior to a Change in Control, the Company will be required to pay Mr. Nolan severance benefits equal to his then-existing base salary and the employer portion of Mr. Nolan’s monthly health insurance premium for a period of 6 months following his separation from service, less applicable withholdings and deductions and subject to Mr. Nolan signing a general release of claims.

Fiscal 2018 Director Compensation

The following table sets forth the compensation of the members of our Board of Directors for fiscal year 2018 except for Messrs. Brodsky and Stakenas, who did not receive compensation for serving as a director under the Company’s compensation program for non-employee directors since each was an employee of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Michael Casey	55,000	39,999	-	94,999
J. Michael Gullard	48,000	39,999	-	87,999
Lloyd Sems	46,500	39,999	-	86,499
Alan Howe	40,000	58,000	-	98,000
William Angeloni	10,000	113,999	-	123,999
Steven Sovik	10,000	113,999	-	123,999

(1)

The amounts in the Stock Awards and Option Awards columns reflect the grant date fair value of stock awards and option awards granted in the fiscal year 2018, calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of option award amounts are included in Note 14 to the financial statements set forth in our annual report on Form 10-K filed on June 29, 2018 (Commission File No. 000-29637). Our directors held the following option awards and stock awards granted in connection with each of their service as a director at March 31, 2018: Alan Howe, 20,000 shares subject to option awards and 32,044 shares subject to stock awards; Lloyd Sems, 18,333 shares subject to option awards and 22,099 shares subject to stock awards; J. Michael Gullard, 15,000 shares subject to option awards and 22,099 shares subject to stock awards; Michael Casey, 15,000 shares subject to option awards and 22,099 shares subject to stock awards; William Angeloni, 60,681 shares subject to stock awards; Steven Sovik, 60,681 shares subject to stock awards.

Under the director compensation policy in effect during fiscal year 2018, each non-employee director was eligible to receive a $40,000 annual retainer fee, the Vice Chairman was paid an additional $15,000 annual retainer fee, the compensation committee chair was paid an additional $8,000 annual retainer fee, the nominating and corporate governance committee chair was paid an additional $6,500 annual retainer fee, and the audit committee chair was paid an additional $15,000 annual retainer fee. Non-employee directors may make an election prior to November 1st of each year to receive a grant of restricted stock units in lieu of any amount of the cash portion of their non-employee director compensation (i.e. $40,000 plus any applicable retainer amount). Any such restricted stock units will vest on the first anniversary of the grant, with immediate full vesting in the event of a change in control. The number of restricted stock units will be determined and issued on the grant date by multiplying the elected cash amount by 1.2, and, then, dividing the product by the market value on the grant date, rounded to the nearest whole share. Travel expenses incidental to meeting attendance are reimbursed.

In addition, each non-employee director receives restricted stock units with a market value of $40,000 per year. All of the restricted stock units vest on the first anniversary of the grant, with immediate full vesting in the event of a change in control. Directors appointed on September 28, 2017 also received restricted stock units with a market value of $50,000, which restricted stock units vest in equal quarterly installments over a three-year period, with immediate full vesting in the event of a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of July 26, 2018, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares, (ii) each of the Company’s current directors and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual voting power at any particular date. The Company has relied upon the contents of statements filed with the SEC pursuant to Section 13(d) of the Exchange Act.

To the Company’s knowledge, except as indicated in the footnotes to these tables and pursuant to applicable community property laws, the persons named in the tables have sole voting and investment power with respect to all shares of the Company as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Neil S. Subin (1)(2) 3300 S. Dixie Highway, Suite 1-365, West Palm Beach, FL 33405	5,210,661	30.27%
Common Stock	Austin W. Marxe and David M. Greenhouse (3) 527 Madison Avenue, Suite 2600, New York, NY, 10022	1,455,220	9.72%
Common Stock	G. Nicholas Farwell (4) 1240 Arbor Rd. Menlo Park, Ca. 94025	1,319,420	8.82%
Common Stock	Alan Howe (5)	88,778	*
Common Stock	Lloyd Sems (6)	281,005	1.87%
Common Stock	Patrick Stakenas (7)	682,754	4.40%
Common Stock	John Nolan (8)	199,790	1.32%
Common Stock	Michael J. Casey (9)	76,837	*
Common Stock	J. Michael Gullard (10)	75,872	*
Common Stock	Michael Brodsky (11)	604,928	3.96%
Common Stock	William Angeloni (12)	6,906	*
Common Stock	Steven Sovik (13)	6,906	*
Common Stock	All executive officers and directors as a group (9 persons) (14)	2,023,776	12.71%

* Less than 1% of the outstanding shares of Common Stock.

Note:	Percentage of ownership is based on 14,967,266 shares of Common Stock of the Company outstanding on July 26, 2018.

(1)

Neil S. Subin has succeeded to the position of President and Manager of Milfam LLC, which serves as manager, general partner, or investment advisor of a number of entities formerly managed or advised by the late Lloyd I. Miller, III. Mr. Subin also serves as trustee of a number of Miller family trusts.

(2)

Includes 5,210,661 shares beneficially held by Mr. Subin comprised of the following:(a) 617,526 of such beneficially owned shares are owned of record by LIM III - Trust A-4 (including shares underlying (i) a warrant to purchase 20,447 shares, (ii) a warrant to purchase 28,779 shares, (iii) a warrant to purchase 24,700 shares, (iv) a convertible promissory note convertible into 72,883 shares, and (v) a convertible promissory note convertible into 115,928 shares), (b) 617,524 of such beneficially owned shares are owned of record by MBM - Trust A-4 (including shares underlying (i) a warrant to purchase 20,447 shares, (ii) a warrant to purchase 28,779 shares, (iii) a warrant to purchase 24,701 shares, (iv) a convertible promissory note convertible into 72,883 shares, and (v) a convertible promissory note convertible into 115,928 shares), (c) 422,446 of such beneficially owned shares are owned of record by Trust C (including shares underlying (i) a warrant to purchase 11,359 shares, (ii) a warrant to purchase 15,988 shares, (iii) a warrant to purchase 13,722 shares, and (iv) a warrant to purchase 79,787 shares), (d) 2,100 of such beneficially owned shares are owned of record by Trust D, (e) 291,138 of such beneficially owned shares are owned of record by Milfam I (includes shares underlying a warrant to purchase 79,787 shares), (f) 239,361 of such beneficially owned shares are owned of record by the Trust Account (including shares underlying a warrant to purchase 79,787 shares), (g) 2,392,117 of such beneficially owned shares are owned of record by Milfam II (including shares underlying (i) a warrant to purchase 61,342 shares, (ii) a warrant to purchase 86,338 shares, (iii) a warrant to purchase 74,102 shares, (iv) a warrant to purchase 79,787 shares, (v) a convertible promissory note convertible into 145,770 shares, (vi) a convertible promissory note convertible into 231,860 shares, and (vii) a convertible promissory note convertible into 386,603 shares), and (h) 628,449 of such beneficially owned shares are owned by LIM Revocable Trust (including shares underlying (i) a convertible promissory note convertible into 145,769 shares, and (ii) a convertible promissory note convertible into 231,860 shares). This information is based on a Schedule 13D/A filed by Mr. Subin on June 25, 2018.

(3)

Consists of (i) 568,074 shares of Common Stock and 127,583 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of July 26, 2018 held by Special Situations Private Equity Fund, L.P. (“SSPEF”), (ii) 135,160 shares of Common Stock and 33,069 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of July 26, 2018 held by Special Situations Technology Fund, L.P. (“SSFTech”), and (iii) 751,986 shares of Common Stock and 184,601 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of July 26, 2018 held by Special Situations Technology Fund II, L.P. (“SSFTechII”). AWM Investment Company, Inc. (“AWM”) is the investment adviser to SSFPE, SSFTech and SSFTechII. Austin W. Marxe, David M. Greenhouse and Adam C. Stettner are the principal owners of AWM. Through their control of AWM, Messrs. Marxe, Greenhouse and Stettner share voting and investment control over the portfolio securities of each of the funds listed above. Warrants described herein may be exercised to the extent that the total number of shares of Common Stock then beneficially owned does not exceed 4.99% of the outstanding shares. The holder may request an increase of up to 9.99% of the outstanding shares, effective on the 61st day after notice is given to the Company. This information is based on a Schedule 13G/A filed by Mr. Marxe and Mr. Greenhouse on February 13, 2018.

(4)	This information is based on a Schedule 13G filed by Mr. Farwell on January 3, 2018.

(5)

Includes 67,786 shares of Common Stock held by Mr. Howe, 18,333 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 26, 2018, and 2,659 shares of Common Stock issuable upon the exercise of a warrant exercisable within 60 days of July 26, 2018.

(6)

Includes 254,339 shares of Common Stock held by Mr. Sems, 11,666 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 26, 2018, and 15,000 shares of common stock issuable upon the exercise of a warrant exercisable within 60 days of July 26, 2018.

(7)

Includes 126,599 shares of Common Stock held by Mr. Stakenas, 553,322 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 26, 2018, and 2,833 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 26, 2018.

(8)	Includes 30,000 shares of Common Stock held by Mr. Nolan and 169,790 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of July 26, 2018.

(9)

Includes 60,845 shares of Common Stock held by Mr. Casey, 13,333 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 26, 2018, and 2,659 shares of Common Stock issuable upon the exercise of a warrant exercisable within 60 days of July 26, 2018.

(10)

Includes 46,467 shares of Common Stock held by Mr. Gullard, 13,333 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 26, 2018, and 16,072 shares of Common Stock held beneficially by The Gullard Family Trust (including 5,357 shares of Common Stock issuable upon the exercise of a warrant exercisable within 60 days of July 26, 2018), of which Mr. Gullard is the trustee.

(11)

Includes 128,314 shares of Common Stock held by Mr. Brodsky, 280,600 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 26, 2018, and 196,014 shares of Common Stock held beneficially by the Vajra Fund I, L.P. (including 39,171 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of July 26, 2018), of which Mr. Brodsky is the general partner.

(12)	Includes 4,604 shares of Common Stock held by Mr. Angeloni and 2,302 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 26, 2018.

(13)	Includes 4,604 shares of Common Stock held by Mr. Sovik and 2,302 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 26, 2018.

(14)

Includes 891,116 shares of Common Stock, 1,060,377 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of July 26, 2018, 7,437 shares of Common Stock issuable upon release of restricted stock units releasable within 60 days of July 26, 2018, and 64,846 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of July 26, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of March 31, 2018, certain information regarding our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSU's	Weighted-Average Exercise Price per Share of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders
1996 and 1999 Equity Incentive Plans	207	$6.20	-
2015 Equity Incentive Plan	3,402	$2.16	343
Equity compensation plans not approved by stockholders
NOLN Plan	100	$3.34	-
Inducement Plan	627	$4.32	-
DHAN Plan	220	$1.81	-
TURN Plan	100	$1.53
Total	4,656	$2.53	343

(1)	These plans permit the grant of options, stock appreciation rights, shares of restricted stock and stock units.

(2)	Effective November 7, 2012 there is no provision to automatically increase the number of shares reserved for issuance under our equity compensation plans approved by stockholders.

(3)	The 1999 Equity Incentive Plan was terminated concurrent with the adoption of the 2015 Equity Incentive Plan.

Stock Option Plans-Not Required to be Approved by Stockholders

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

Options Granted in Connection with the Acquisition of b-pack

On July 31, 2015, the Company acquired b-pack SAS, a French société par actions simplifiée (“b-pack”). In connection with the acquisition, the Company granted options to purchase an aggregate of 700,000 shares of common stock to 55 b-pack employees to attract and retain their services following the acquisition, including options to purchase 161,100 shares to Xavier Pierre-Bez, Chief Business Development Officer and Co-Founder, 20,700 shares to Bruno Charrat, COO, and 268,200 shares to Julien Nadaud, CEO and Co-Founder. The non-qualified options each have an exercise price per share equal to $4.32. The options each have a 10-year term and vest over a 48-month period, with 25 percent of the option shares vesting after completion of 12 months of continuous service to the Company, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company. The grants were made as inducements that were a material component of the compensation of the b-pack employees and subsequent acceptance of employment with the Company, and the options were granted as employment inducement awards pursuant to NASDAQ Listing Rule 5635(c)(4) approved by the majority of the Company’s independent directors.

Option Granted to Chief Financial Officer

On November 16, 2015, the Company’s chief financial officer, John Nolan, was granted a non-qualified option to purchase 100,000 shares of the Company’s common stock at an exercise price per share of $3.34, exercisable for 10 years, subject to vesting over a 48-month period, with one quarter (1/4) of the option shares vesting after 12 months of continuous service from Mr. Nolan’s start date, and the remaining option shares vesting in equal monthly installments over the following 36 months of continuous service to the Company. Under the terms of his severance agreement, the option shares would vest in full if Mr. Nolan’s service to the Company is terminated by the Company without Cause or by him for Good Reason within 12 months following a Change in Control. The option was granted as an inducement grant outside of the Company’s 2015 Equity Incentive Plan in reliance on NASDAQ Listing Rule 5635(c)(4).

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

Transactions with Related Persons

Other than the compensation arrangements with directors and executive officers and except as set forth below, there have been no transactions since April 1, 2017 (and there are no currently proposed transactions) in which:

●	We have been or are to be a participant;

●	The amount involved exceeds $120,000; and

●

Any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediately family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

In order to satisfy certain conditions for Western Alliance Bank to lend additional funds under its credit facility with the Company (the “Credit Facility”), on March 11, 2015, Lloyd I. Miller, III, who has since passed away (“Mr. Miller”), and MILFAM II, L.P., an affiliate of the late Mr. Miller (“MILFAM”), each entered into a Limited Guaranty (the “2015 Guaranties”) with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in the amount of $1 million each, for a total guaranteed amount of $2 million. The term of the 2015 Guaranties was originally two years and was amended on April 22, 2016 to extend the term to April 20, 2018 and June 1, 2017 to extend the term to April 30, 2019. On June 14, 2018, MILFAM entered into a Third Amended and Restated Limited Guaranty (the “Amended Guaranty”) with Western Alliance Bank, to guarantee a total of $2 million, extending the term of the 2015 Guaranty, as amended, to August 10, 2019, and terminated the $1 million 2015 Guaranty entered into with the late Mr. Miller. The Amended Guaranty also provides that if the maturity date of the Credit Facility is subsequently amended, the term of the Amended Guaranty would automatically extend to a date ten (10) days following the extended maturity date under the Credit Facility, but no later than July 30, 2020. Western Alliance Bank, in its sole discretion, may reduce, but not increase, the guaranteed amount under the Amended Guaranty during the term.

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

In connection with the Amended Guaranty, on June 14, 2018, the Company entered into a Guaranty Fee Agreement with MILFAM, pursuant to which the Company agrees to pay MILFAM a commitment fee of $108,000 and a monthly fee that shall accrue each calendar month during the term of the Amended Guaranty equal to ten percent of the commitment fee divided by twelve. The commitment fee and the accrued monthly fee shall be payable in cash by the Company upon the termination or expiration of the Amended Guaranty.

Additionally, on February 3, 2016, Alimco Financial Corporation, formerly known as Alliance Semiconductor Corporation (“Alimco”), an affiliate of Mr. Miller and a company for which Alan Howe, a director of the Company, serves as chief executive officer, entered into a Limited Guaranty (the “2016 Guaranty”) with Western Alliance Bank to provide a limited, non-revocable guaranty of the Company’s Credit Facility in the amount of $3 million, which was amended on January 23, 2017 to increase the amount of the guaranty to $4 million. In connection with such amendment, the Company concurrently entered into a Guaranty Fee Agreement with Alimco, pursuant to which the Company agreed to pay Alimco a commitment fee of $50,000 and a monthly fee during the term of the 2016 Guaranty equal to 10% of the additional guaranteed amount of $1 million divided by 12. The term of the 2016 Guaranty was originally two years and was amended on June 1, 2017 to extend the term to April 30, 2019. In connection with such amendment, the Company entered into a Guaranty Fee Agreement with Mr. Miller, MILFAM, and Alimco, pursuant to which the Company agreed to pay Mr. Miller, MILFAM, and Alimco an extension fee of an aggregate of 50,000 shares of the Company’s common stock on a pro rata basis to each of Mr. Miller, MILFAM, and Alimco. Western Alliance Bank, in its sole discretion, may reduce, but not increase, the guaranteed amount under the 2016 Guaranty during the term. In connection with the 2016 Guaranty, on February 2, 2016, the Company entered into a Guaranty Fee Agreement (the “2016 Fee Agreement”) with Alimco, whereby the Company agreed to pay Alimco an aggregate commitment fee of $100,000 and a monthly fee equal to 0.5% of the amount guaranteed under the 2016 Guaranty for the first 12 months of the term and 0.75% of the amount guaranteed under the 2016 Guaranty for the second 12 months of the term. Following the date that the Company draws from the Credit Facility the amount guaranteed under the 2016 Guaranty, the monthly fees shall increase to 1.0% during the first 12 months of the term and 1.5% during the second 12 months, respectively. The commitment fee and the aggregate amount of the monthly fees are payable in cash by the Company within five business days following the termination or expiration of the 2016 Guaranty. On April 22, 2016, the Company entered into a Second Amendment to 2015 Guaranty Fee Agreement and Amendment to 2016 Guaranty Fee Agreement with Mr. Miller, MILFAM and Alimco, to extend the term of the 2015 Fee Agreement and the 2016 Fee Agreement to cover the extended term of the 2015 Guaranty and 2016 Guaranty. On December 27, 2016, the Company entered into a Third Amendment to 2015 Guaranty Fee Agreement and Second Amendment to 2016 Guaranty Fee Agreement (the “Fee Amendment”) with Mr. Miller, MILFAM and Alimco, to reduce the amount of the monthly fees accrued under the 2015 Fee Agreement and the 2016 Fee Agreement to the ratable monthly amount of an aggregate annual fee equal to 10% of the amounts guaranteed under the 2015 Guaranty and 2016 Guaranty. Additionally, pursuant to the terms of the Fee Amendment, on December 27, 2016, the Company issued 277,248 shares of Company common stock to Mr. Miller, MILFAM and Alimco, at an issue price equal to approximately $1.89 per share, as payment for $524,000 of the monthly fees previously accrued under the 2015 Fee Agreement and the 2016 Fee Agreement.

On June 14, 2018, in connection with the Amended Guaranty described above, the Company entered into an Amendment to Guaranty Fee Agreement (the “Fee Agreement Amendment”) with MILFAM, Mr. Miller’s estate and Alimco, amending the Guaranty Fee Agreement, dated as of June 1, 2017 (the “June 2017 Fee Agreement”), among the Company and the Guarantors, to eliminate the payment of certain shares of Company common stock in connection with any extension of the guarantees provided by the Guarantors under the June 2017 Fee Agreement and replaces such payment with a cash commitment fee of $168,750 plus a monthly fee equal to ten percent of such commitment fee divided by twelve. The commitment fee and the accrued monthly fee shall be payable in cash by the Company upon the termination or expiration of the Amended Guaranty.

On December 16, 2015, the Company entered into a Junior Secured Convertible Note Purchase Agreement with Mr. Miller and three of his affiliates, pursuant to which the Company issued and sold junior secured convertible promissory notes in the aggregate principal amount of $2.5 million. The notes are due on December 16, 2020 and accrue interest at an annual rate of 8% on the aggregate unconverted and outstanding principal amount, payable quarterly, beginning on December 31, 2015. The Company has the option to pay any amounts of interest due under the notes by converting such interest into shares of common stock of the Company, at a conversion price of $3.75 per share (as may be adjusted for any subdivision by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or similar event occurring prior to such record date, or as may be adjusted as further described below), based upon an interest rate amount calculated at 10% per year. Upon any default under the notes, the notes will bear interest at the rate of 13% per year or, if less, the maximum rate allowable under the laws of the State of New York. On December 27, 2016, the Company entered into an Amendment to Junior Secured Convertible Promissory Notes with Mr. Miller to terminate the Company’s option to pay quarterly accrued interest by conversion into shares of common stock of the Company and to provide, instead, that the Company may elect to pay quarterly interest by compounding and adding such interest amount to the unpaid principal amount of the notes, based on an interest rate calculated at 12% per year.

On December 27, 2016, the Company entered into a Junior Secured Convertible Note Purchase Agreement with two of Mr. Miller’s affiliates, pursuant to which the Company issued and sold junior secured convertible promissory notes in the aggregate principal amount of $2 million. The notes are due on December 27, 2021 and accrue interest at an annual rate of 10% on the aggregate unconverted and outstanding principal amount, payable quarterly, beginning on December 31, 2016. The Company has the option to pay any amounts of interest due under the notes by compounding and adding such interest amount to the unpaid principal amount of the notes, based on an interest rate calculated at 12% per year. Upon any default under the notes, the notes will bear interest at the rate of 13% per year or, if less, the maximum rate allowable under the laws of the State of New York.

On June 21, 2017, Mr. Miller and certain of his affiliated entities (collectively, the “Holders”) elected to convert approximately $970,000 of outstanding interest and principal payable under junior secured convertible promissory notes dated as of March 11, 2015 into an aggregate of 170,733 shares of the Company’s common stock at the conversion price of $5.70 per share. To induce the Holders to convert such notes, the Company entered into a subscription and investment representation agreement with the Holders pursuant to which it issued an aggregate of 218,540 additional shares of common stock to the Holders.

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

Independence of the Board of Directors

The Board has determined that, other than Messrs. Brodsky and Stakenas, each of the Company directors has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined by the applicable rules of the NASDAQ Capital Market (“NASDAQ”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Item 14.	Principal Accounting Fees and Services

The Audit Committee of our Board of Directors selected Armanino LLP as our independent registered public accounting firm for the fiscal year ended March 31, 2018.

The following table sets forth the aggregate fees we paid to Armanino LLP, our independent registered public accounting firm, for professional services provided during our fiscal years ended March 31, 2017 and March 31, 2018.

	Fiscal 2017	Fiscal 2018

Audit fees(1)	$688,532	$519,236
Audit-related fees(2)	-	4,000
Tax fees(3)	-	-
All other fees(4)	-	84,735
Total fees	$688,532	$607,971

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the quarterly consolidated financial statements that are normally provided by Armanino in connection with regulatory filings or engagements.

(2)	Audit-related fees relate to assurance and related services that are reasonably related to the audit or review of our financial statements.
(3)	Tax fees consist of fees for tax planning and tax compliance services.
(4)	Other fees are comprised of fees for services provided by the Company’s principal accountant related to transfer price studies and related intellectual property intercompany agreements.

Section 10A(i)(1) of the Exchange Act requires that all audit and non-audit services to be performed by the Company’s independent registered public accounting firm be approved in the advance by the Audit Committee, subject to certain exceptions to non-audit services accounting for less than five percent of the total fees which are subsequently ratified by the Audit Committee (the “De Minimis Exception”). Pursuant to Section 10A(i)(1) of the Exchange Act, the Audit Committee has established procedures by which it pre-approves such services at each regularly scheduled meeting. Such procedures can be found in the Audit Committee’s written charter, which is available on the Company’s website at http://investor.determine.com. None of the non-audit services described above were performed pursuant to the De Minimis Exception during the periods in which the pre-approval requirement has been in effect.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carmel, State of Indiana, on the day of July 30, 2018.

DETERMINE, INC.
Registrant

/S/ PATRICK STAKENAS
Patrick Stakenas
Chief Executive Officer and President

/S/ JOHN NOLAN
John Nolan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer (Principal Executive	July 30, 2018
/S/ PATRICK STAKENAS	Officer) and Director
Patrick Stakenas

/S/ JOHN NOLAN	Chief Financial Officer (Principal Financial Officer and	July 30, 2018
John Nolan	Principal Accounting Officer) and Secretary

/S/ MICHAEL CASEY	Director	July 30, 2018
Michael Casey

/S/ J. MICHAEL GULLARD	Director	July 30, 2018
J. Michael Gullard

/S/ LLOYD SEMS	Director	July 30, 2018
Lloyd Sems

/S/ MICHAEL BRODSKY	Director	July 30, 2018
Michael Brodsky

/S/ ALAN HOWE	Director	July 30, 2018
Alan Howe

/S/ WILLIAM D. ANGELONI	Director	July 30, 2018
William D. Angeloni

/S/ STEVEN SOVIK	Director	July 30, 2018
Steven Sovik

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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