Form 10-Q
period 2018-06-30
DETERMINE, INC.
filed 2018-08-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of August 9, 2018, was 15,042,026.

FORM 10-Q

DETERMINE, INC.

Cautionary Statement Pursuant to Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

The words “Determine”, “we”, “our”, “ours”, “us”, and the “Company” refer to Determine, Inc. In addition to historical information, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  You should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report on Form 10-Q.  The Company undertakes no obligation to release publicly any updates to the forward-looking statements included herein after the date of this document.

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	March 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$6,156	$9,928
Accounts receivable, net of allowance for doubtful accounts of $23 and $215 as of June 30, 2018 and March 31, 2018, respectively	6,278	6,605
Restricted cash	26	28
Prepaid expenses and other current assets	1,544	1,542
Total current assets	14,004	18,103

Property and equipment, net	121	90
Capitalized software development costs, net	3,320	2,994
Goodwill	15,052	15,458
Other intangibles, net	3,361	3,952
Other assets	1,589	1,467
Total assets	$37,447	$42,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Credit facility	$10,973	$12,128
Accounts payable	2,479	2,371
Accrued payroll and related liabilities	2,062	1,986
Other accrued liabilities	2,313	2,239
Deferred revenue	9,247	9,487
Income tax payable	50	48
Total current liabilities	27,124	28,259

Long-term deferred revenue	27	84
Convertible note, net of debt discount	7,696	7,475
Other long-term liabilities	1,582	1,306
Total liabilities	36,429	37,124

Commitments and contingencies (Notes 6 and 7):

Stockholders' equity:
Common stock, $0.0001 par value; Authorized: 35,000 shares at June 30, 2018 and March 31, 2018; Issued: 15,080 and 15,050 shares at June 30, 2018 and March 31, 2018, respectively; Outstanding: 14,935 and 14,905 shares at June 30, 2018 and March 31, 2018, respectively	7	7
Additional paid-in capital	326,479	325,942
Treasury stock at cost - 145 shares at June 30, 2018 and March 31, 2018	(472)	(472)
Accumulated deficit	(325,759)	(321,697)
Accumulated other comprehensive income	763	1,160
Total stockholders’ equity	1,018	4,940
Total liabilities and stockholders’ equity	$37,447	$42,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended
	June 30, 2018	June 30, 2017
Revenues:
Recurring revenues	$5,251	$5,300
Non-recurring revenues	789	1,688
Total revenues	6,040	6,988

Cost of revenues:
Cost of recurring revenues	2,106	1,786
Cost of non-recurring revenues	1,307	1,517
Total cost of revenues	3,413	3,303

Gross profit (loss):
Recurring gross profit	3,145	3,514
Non-recurring profit (loss)	(518)	171
Total gross profit	2,627	3,685

Operating expenses:
Research and development	1,176	1,066
Sales and marketing	3,091	2,496
General and administrative	2,005	2,072
Total operating expenses	6,272	5,634

Loss from operations	(3,645)	(1,949)

Other expense, net	(336)	(178)
Net loss before income tax	(3,981)	(2,127)

(Provision for) benefit from income taxes	(88)	17
Net loss	$(4,069)	$(2,110)

Basic and diluted net loss per share (Note 10)	$(0.27)	$(0.17)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	15,077	12,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(continued)

	Three Months Ended
	June 30, 2018	June 30, 2017
Statements of comprehensive loss:
Consolidated net loss	$(4,069)	$(2,110)
Foreign currency translation adjustments, net	(397)	311
Other comprehensive loss	-	(114)
Comprehensive loss	$(4,466)	$(1,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2018	2017
Operating activities
Net loss	$(4,069)	$(2,110)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,049	971
Stock-based compensation expense	543	586
Interest expense paid in kind as convertible note debt	221	219
Non-cash income tax expense (benefit)	88	(17)
Unrealized currency translation losses (gains)	176	(252)
Changes in assets and liabilities:
Accounts receivable, net	327	354
Prepaid expenses and other current assets	(2)	103
Other assets	(233)	228
Accounts payable	108	(482)
Accrued payroll and related liabilities	76	243
Other accrued liabilities and other long-term liabilities	350	413
Deferred revenue	(297)	(216)
Net cash (used in) provided by operating activities	(1,663)	40

Investing activities
Purchase of property and equipment	(44)	(7)
Capitalized software development costs, net	(818)	(569)
Net cash used in investing activities	(862)	(576)

Financing activities
Credit facility borrowing	10,828	-
Credit facility payment	(11,983)	-
Proceeds from issuance of stock, net of issuance costs	-	4,909
Net employee withholding taxes paid in connection with issuance of restricted stock	(6)	(24)
Repayment of loan	-	(44)
Proceeds from exercise of stock options	-	1
Net cash (used in) provided by financing activities	(1,161)	4,842

Effect of exchange rate changes on cash	(88)	(87)

Net (decrease) increase in cash and cash equivalents	(3,774)	4,219
Cash and cash equivalents at beginning of the period	9,956	9,463
Cash and cash equivalents at end of the period	$6,182	$13,682

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$6,156	$13,656
Restricted cash	26	26
Total cash, cash equivalents and restricted cash	$6,182	$13,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$36	$63
Cash paid for taxes	$37	$48
Stock issued in connection with loan guarantee extension	$-	$169
Stock issued upon conversion of convertible note	$-	$973

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheets as of June 30, 2018 and March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the three months ended June 30, 2018 and 2017 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 2018, and the results of operations and cash flows for the three months ended June 30, 2018 and 2017, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2018 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

2.   Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended March 31, 2018, except for the changes applied due to the adoption of Accounting Standard Codification (“ASc”) 606, Revenue from Contracts with Customers. Refer to “Recent Accounting Pronouncements.”

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Additionally, certain prior period amounts have been reclassified to conform to the current year presentation on the condensed consolidated financial statements. The reclassification of the prior period amounts was not material to the previously reported condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, standalone selling price, the benefit period of deferred commissions and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenues by providing its software-as-a-service solutions through subscription license arrangements and related professional services, and related software maintenance. The Company presents revenue net of sales taxes and any similar assessments.

Revenue recognition. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company determines revenue recognition through the following five-step framework: (1) identification of the contract, or contracts, with a customer; (2) identification of the performance obligations in a contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, the Company satisfies a performance obligation.

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues. Recurring revenues are recognized over the stated contractual period, satisfied over time.

Non-recurring revenues.  Non-recurring revenues are comprised of revenues from professional services for system implementations, enhancements and training. For professional services arrangements billed on a time-and-materials basis, services are recognized as revenue as they are rendered, at a point in time. For fixed-fee professional service arrangements, the Company recognizes revenue under the proportional performance method of accounting, using the input method, and estimates the proportional performance utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion. The Company recognizes a loss for a fixed-fee professional service if the total estimated project costs exceed project revenues.

Reimbursements, including those related to travel and out-of-pocket expenses are included in non-recurring revenues, and an equivalent amount of reimbursable expenses are included in non-recurring cost of revenues.

Performance Obligations. The Company enters into arrangements with multiple performance obligations that generally include subscription and professional services. For these arrangements, the Company accounts for individual performance obligations separately if they are distinct. Subscription services and professional services are both distinct performance obligations that are accounted for separately. In agreements with multiple performance obligations, the transaction price is allocated to separate performance obligations on a relative standalone selling price (“SSP”) basis.

If the standalone selling price is not observable through past transactions, the Company determines the SSP based on overall pricing objectives, taking into consideration available information such as market conditions and internally approved pricing guidelines related to the performance obligations. This includes a review of historical data related to the size of arrangements, the cloud solutions being sold, customer demographics and the numbers and types of users within the arrangements. The Company uses a range of amounts to estimate SSP for performance obligations. There is typically more than one SSP for individual products and services due to the stratification of those products and services by information such as size and type of customer.

Contract Balances: The timing of revenue recognition may differ from the timing of the invoicing for contracts with customers. The Company records a receivable or contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Subscription services and certain professional services arrangements are commonly billed in advance which results in a deferred revenue balance amortized as revenue is recognized over time. However, other professional service arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than the invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. Payment terms vary by contract type, however arrangements typically stipulate a requirement for the customer to pay within 60 days. As of June 30, 2018 and March 31, 2018, the balance of the accounts receivable, net of the allowance for doubtful accounts, was $6.3 million and $6.6 million, respectively. Of these balances, $0.8 million and $0.5 million represent unbilled receivable amounts as of June 30, 2018 and March 31, 2018, respectively.

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2018, approximately $23.3 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts, a majority of which is related to multi-year subscriptions. The Company expects to recognize approximately 48% of these remaining performance obligations over the remainder of the current fiscal year, with the balance recognized thereafter. All of the $0.7 million of revenue from remaining performance obligations related to professional services contracts is expected to be recognized within the current fiscal year.

Deferred Revenue. Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company's deferred revenue balance does not include revenue for future years of multiple-year, non-cancellable contracts that have not yet been billed. During the three months ended June 30, 2018, the Company recognized revenue of $4.6 million that was included in the deferred revenue balance as of March 31, 2018.

Deferred Commissions. Commissions are earned by sales personnel upon the execution of the sales contract by the customer, and commission payments are made shortly after they are earned. Commissions earned by the Company's sales personnel are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over the life of the contract. The Company determined the period of benefit by taking into consideration its past experience with customers, industry peers and other available information.

The current portion of deferred commissions was $0.5 million at both June 30, 2018 and March 31, 2018, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. For both the three months ended June 30, 2018 and 2017, $0.2 million of deferred commissions were amortized to sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Customer Concentrations

During the three months ended June 30, 2018 and 2017, no customer accounted for 10% or more of the Company’s consolidated revenues or consolidated net accounts receivable, respectively.

Disaggregation of Revenue

International revenues are attributable to countries based on the location of the customer. For the three months ended June 30, 2018 and 2017, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, Bulgaria, Finland and Belgium.

	Three Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
International revenues
Recurring revenues	$1,787	$1,557
Non-recurring revenues	369	765
Total international revenues	2,156	2,322

Domestic revenues
Recurring revenues	3,464	3,743
Non-recurring revenues	420	923
Total domestic revenues	3,884	4,666
Total revenues	$6,040	$6,988

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after December 31, 2019 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and issued subsequent amendments to the initial guidance in July 2018 within ASU 2018-10 and ASU 2018-11 (ASU 2016-02, ASU 2018-10 and ASU 2018-11 collectively, “Topic 842”) which establish a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of the adoption of Topic 842 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, September 2017 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. ASU No. 2015-14 deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017. The Company has adopted the new standard for the three months ended June 30, 2018 under the full retrospective method. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of June 30, 2018 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2018	$15,458
Foreign currency translation adjustment	(406)
Balance at June 30, 2018	$15,052

The following is a summary of other intangible assets, net (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(3,703)	$156	$1,487
Customer relationships	5,857	(4,066)	83	1,874
	$10,891	$(7,769)	$239	$3,361

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(3,486)	$219	$1,767
Customer relationships	5,857	(3,834)	162	2,185
	$10,891	$(7,320)	$381	$3,952

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 1.37 years and 1.77 years, respectively, as of June 30, 2018. Amortization expense of intangible assets was $0.5 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	June 30,	March 31,
	2018	2018
	(in thousands)
Computers and software	$385	$356
Furniture and equipment	232	232
Leasehold improvements	58	43
	675	631
Less: accumulated depreciation	(554)	(541)

Total property and equipment, net	$121	$90

Depreciation expense was approximately $0.01 million and $0.02 million during the three months ended June 30, 2018 and 2017, respectively.

5.  Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.8 million and $0.6 million of research and development costs during the three months ended June 30, 2018 and 2017, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense of capitalized software is included in the product cost of revenue and was $0.5 million and $0.4 million during the three months ended June 30, 2018 and 2017, respectively. The unamortized balance of capitalized software was $3.3 million and $3.0 million as of June 30, 2018 and March 31, 2018, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the three months ended June 30, 2018 or 2017.

6.  Operating Lease Commitments

The Company leases office space in London, United Kingdom, Aix-en-Provence, France, Paris, France, Atlanta, Georgia, the District of Columbia and, for its headquarters, in Carmel, Indiana. The leases are non-cancelable operating leases with various expirations through July 2021. Rent expense, which is recognized on a straight-line basis over the lease term, was $0.1 million during both the three months ended June 30, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within other accrued liabilities in the condensed consolidated balance sheets.

During the third quarter of fiscal year 2017, the Company began subleasing a portion of its rental space in the District of Columbia to a related party associated with the Chairman of the Board of Directors. The subleases were terminated via mutual agreement during the three months ended September 30, 2017. Rental income from the subleases was recognized on a straight-line basis over the lease term. The Company recognized $0.01 million in sublease income during the three months ended June 30, 2017.

7.  Litigation and Contingencies

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of June 30, 2018 or March 31, 2018.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of June 30, 2018 or March 31, 2018.

8. Credit Facility and Convertible Notes

The Company maintains financing facilities and convertible note purchase agreements. For a description of the Company’s debt financing, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 and the summaries set forth below.

Amendments of Business Financing Agreement

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

As of June 30, 2018 and March 31, 2018, the Company owed $11.0 million and $12.1 million, respectively, under the Credit Facility, and $2.0 million and $0.9 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. During the three months ended June 30, 2018, the Company met all the requirements and was in compliance with the financial covenants.

9.  Stockholders’ Equity

Equity Incentive Program

The Company’s equity incentive program is a broad-based, retention program comprised of stock options, restricted stock units and an employee stock purchase plan (“ESPP”) designed to align stockholder and employee interests. For a description of the Company’s equity plans, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Valuation Assumptions

During the three months ended June 30, 2018 and 2017, respectively, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Three Months Ended
	June 30, 2018	June 30, 2017
Risk-free interest rate	2.77%	1.91%
Dividend yield	0%	0%
Expected volatility	61.40%	54.00%
Expected term in years	5.65	6.08
Weighted average fair value at grant date	$0.80	$1.81

The following tables summarize activity under the equity incentive plans for the three months ended June 30, 2018:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at April 1, 2018	4,542	$2.83	309	$2.17
Granted	51	$1.41	50	$1.41
Exercised/Released	-	$-	(62)	$2.03
Cancelled	(53)	$2.71	-	$-
Outstanding at June 30, 2018	4,540	$2.82	297	$2.08

Vested and expected to vest	4,391	$2.84

Shares Available for Grant
(in thousands)
Balance at April 1, 2018	343
Options:
Granted	(51)
Cancelled	45
Restricted Stock Units:
Granted	(50)
Balance at June 30, 2018	287

The weighted average remaining contractual term for exercisable options is 7.19 years. The intrinsic value is calculated as the difference between the market value as of June 30, 2018 and the exercise price of the shares. The market value of the Company’s common stock as of June 30, 2018 was $1.41 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at both June 30, 2018 and 2017 was zero, respectively. The aggregate intrinsic value of restricted stock units outstanding at both June 30, 2018 and 2017 was zero, respectively.

The options outstanding and exercisable at June 30, 2018 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share
$1.35	—	$1.53	247	9.00	83	$1.38
$1.64	—	$1.64	1,900	7.65	1,096	$1.64
$1.75	—	$1.81	492	8.58	134	$1.78
$2.00	—	$3.34	536	7.68	285	$2.77
$3.44	—	$3.99	123	7.13	74	$3.84
$4.32	—	$4.32	627	7.08	457	$4.32
$5.18	—	$6.61	555	6.15	497	$6.21
$6.83	—	$6.83	50	5.64	50	$6.83
$7.20	—	$7.20	5	0.66	5	$7.20
$11.40	—	$11.40	5	0.15	5	$11.40
$1.35	—	$11.40	4,540	7.51	2,686	$3.24

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended
	June 30, 2018	June 30, 2017

Cost of revenues	$42	$28
Research and development	82	63
Sales and marketing	113	92
General and administrative	306	403
Impact on net loss	$543	$586

 As of June 30, 2018, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $2.0 million and $0.4 million, respectively, and will be recognized over an estimated weighted average amortization period of 1.98 years for stock options and 1.07 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for both the three months ended June 30, 2018 and 2017 was $0.02 million, respectively. During the three months ended June 30, 2018 and 2017, there were no shares issued under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)

Options	4,504	1,854
Unvested restricted stock units	72	69
Warrants	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	6,838	4,185

11.  Income Taxes

The provision for income taxes is based upon loss before income taxes as follows (in thousands):

Three Months Ended June 30, 2018
Domestic pre-tax loss	$(4,113)
Foreign pre-tax income	132
Total pre-tax loss	$(3,981)

The components of the provision for income taxes are as follows (in thousands):

Three Months Ended June 30, 2018
US	$1
Foreign	(89)
Total benefit from income taxes	$(88)

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

At June 30, 2018, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at June 30, 2018, the Company had approximately $1.5 million of unrecognized tax benefits which were netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, which includes the Company's historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its U.S. federal and state net deferred tax assets

The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 1998 to 2018 due to net operating losses and tax carryforwards unutilized from such years.

The Tax Cuts and Jobs Act of 2017 was enacted in December 2017, which introduced the Global Low Taxed Intangible Income (“GILTI”) inclusion. Due to the losses in the foreign subsidiaries, the Company projects no GILTI income inclusion for its fiscal year ended March 31, 2019. The Company continues to evaluate its accounting policy with respect to temporary differences related to the GILTI inclusion.

12.  Related Party Transactions

Determine SAS rents its offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. During both the three months ended June 30, 2018 and 2017, Determine SAS made rental payments of approximately $0.1 million, respectively, to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties, as set forth in Note 8, Credit Facility and Convertible Notes, as well as subleases, as set forth in Note 6, Operating Lease Commitments, above. ALMC is a company for which Alan Howe, a director of the Company, serves as chief executive officer.

13. Subsequent Events

Amendment of Business Financing Agreement

On August 7, 2018, the Company and its wholly owned subsidiary, Determine Sourcing Inc. entered into Amendment Number Twelve to the Amended and Restated Business Financing Agreement (the “August Amendment”) with Western Alliance Bank. The August Amendment, among other things, increased the Company’s available credit under the existing facility with Western Alliance Bank (the “Credit Facility”) by $2 million (the “Additional Limit”), up to a total available credit amount of $15 million. In connection with the August Amendment, the Company agreed to pay Western Alliance Bank cash fees of $40,000 plus a one-time facility fee equal to 0.75% of the Additional Limit on the date of the August Amendment, and the Additional Limit amount was added to the calculation of the annual facility fee payable under the Credit Facility. Additionally, the definitions of “Finance Charge Percentage” and “Prime Rate” were revised to increase the respective base percentage rates to 5.00%.

Amendment of Limited Guaranty

In order to satisfy certain conditions for Western Alliance Bank to lend additional funds under the Credit Facility and enter into the August Amendment, on August 7, 2018, MILFAM entered into a Fourth Amended and Restated Limited Guaranty (the “Fourth Amended Guaranty”) with Western Alliance Bank. The Fourth Amended Guaranty increases the amount of the limited, non-revocable guaranty of the Company’s Credit Facility provided by MILFAM by $2 million, from $2 million to $4 million.

Guaranty Fee Agreement

In connection with the Fourth Amended Guaranty, on August 7, 2018, the Company entered into a Guaranty Fee Agreement with MILFAM, pursuant to which the Company agreed to pay MILFAM a commitment fee of $108,000 and a monthly fee that shall accrue each calendar month during the term of the Fourth Amended Guaranty equal to ten percent of the commitment fee divided by twelve. The commitment fee and the accrued monthly fee shall be payable in cash by the Company upon the termination or expiration of the Fourth Amended Guaranty.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in the “Risk Factors” in Item 1A to Part 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Form 10-K”). They include the following: the level of demand for Determine’s products and services; the intensity of competition; Determine’s ability to effectively manage product transitions and to continue to expand and improve internal infrastructure; and the impact of current economic conditions on our customers and our business. For a more detailed discussion of the risks relating to our business, readers should refer to Item 1A to Part 1 in the Form 10-K entitled “Risk Factors.” Readers are cautioned not to place undue reliance on the forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future, which speak only as of the date of this quarterly report. We assume no obligation to update these forward-looking statements

Overview

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

During the three months ended June 30, 2018, our total revenues decreased by 14%, or $1.0 million, to $6.0 million compared with total revenues of $7.0 million during the three months ended June 30, 2017. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, remained flat at $5.3 million during the three months ended June 30, 2018, compared to during the three months ended June 30, 2017. As a percent of total revenues, recurring revenues comprised 87% and 76% of total revenues during the three months ended June 30, 2018 and 2017, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $0.8 million, or 13% of total revenues, representing a decrease of $0.9 million, or 53%, over the three months ended June 30, 2017. The decrease in total revenues year over year resulted primarily from decreased professional services needed on implementations. As our customers migrate from the legacy software platform to our cloud-based solutions, which require simpler implementations, less time is billable time is incurred.

During the three months ended June 30, 2018, our net loss from operations increased $1.7 million, or 87%, to $3.6 million, compared to $1.9 million during the three months ended June 30, 2017. The increase in net loss is primarily due to decreased gross margins and increased operating expenses. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Results of Operations:

Revenues

	Three Months Ended
	June 30, 2018	June 30, 2017
	(in thousands, except percentages)
Recurring revenues	$5,251	$5,300
Percentage of total revenues	87%	76%
Non-recurring revenues	789	1,688
Percentage of total revenues	13%	24%
Total revenues	$6,040	$6,988

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  Recurring revenues remained flat during the three months ended June 30, 2018, in comparison to the three months ended June 30, 2017. Maintenance revenues continued to decrease, offset by increased subscription revenue growth, due primarily to new customers we entered into contract with during the current period.

Subscription revenues grew to $4.5 million during the three months ended June 30, 2018, compared to $4.4 million during the three months ended June 30, 2017, representing a 2% increase. Maintenance revenues were $0.7 million during the three months ended June 30, 2018, compared to $0.9 million during the three months ended June 30, 2017, representing a 16% decrease.

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

Non-recurring revenues. Non-recurring revenues are mainly comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues decreased by $0.9 million, or 53%, during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This decrease was primarily due to decreased time spent on implementations, as our customers migrate from the legacy software platform to our cloud-based solutions, which require simpler implementations. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

Sales to foreign customers accounted for 36% and 33% of total revenues during the three months ended June 30, 2018 and 2017, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

Cost of Revenues

	Three Months Ended
	June 30, 2018	June 30, 2017
Cost of recurring revenues	$2,106	$1,786
Percentage of total cost of revenue	62%	54%
Cost of non-recurring revenues	1,307	1,517
Percentage of total cost of revenue	38%	46%
Total cost of revenues	$3,413	$3,303

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. During the three months ended June 30, 2018, cost of recurring revenues increased $0.3 million, or 18%, compared to the three months ended June 30, 2017, driven by increased maintenance and data center costs and amortization of capitalized software.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the three months ended June 30, 2018, cost of non-recurring revenues decreased $0.2 million, or 14%, compared to the three months ended June 30, 2017, primarily due to reduced labor costs associated with delivering our cloud-based solutions.

We expect costs of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues in the foreseeable future.

Gross Profit and Margin

	Three Months Ended
	June 30, 2018	June 30, 2017
Gross margin, recurring revenues	60%	66%
Gross margin, non-recurring revenues	(66)%	10%
Gross margin, total revenues	44%	53%

Gross profit dollars decreased $1.1 million, or 29%, during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our newer solutions and the related revenue recognition.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended
	June 30, 2018	June 30, 2017
Total research and development	$1,176	$1,066
Percentage of total revenues	19%	15%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  During the three months ended June 30, 2018, research and development expenses increased $0.1 million, or 10%, compared to the three months ended June 30, 2017, due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms, offset by an increase in capitalized research and development costs. We capitalized $0.8 million and $0.6 million of research and development costs during the three months ended June 30, 2018 and 2017, respectively.

We expect research and development expenditures to slightly increase in the foreseeable future. As we continue to invest in enhancements to our existing products, by adding new features, improving functionality and incorporating feedback and suggestions from our customers, the expenditures will be offset by our ability to capitalize the related allowable costs.

Sales and Marketing Expenses

	Three Months Ended
	June 30, 2018	June 30, 2017
Sales and marketing	$3,091	$2,496
Percentage of total revenues	51%	36%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three months ended June 30, 2018, sales and marketing expenses increased $0.6 million, or 24%, compared to the three months ended June 30, 2017, due primarily to increased marketing efforts, which include lead generation programs, speaking programs, creation and production of thought leadership resources, event hosting and market analyst relations.

We expect sales and marketing expenses to increase in the foreseeable future as we increase headcount and marketing efforts to promote our cloud-based solutions.

General and Administrative Expenses

	Three Months Ended
	June 30, 2018	June 30, 2017
General and administrative	$2,005	$2,072
Percentage of total revenues	33%	30%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense decreased $0.1 million, or 3%, during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due primarily to decreased accounting and debt reserve activity in the current period.

We expect general and administrative expenses to remain flat in the foreseeable future.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three months ended June 30, 2018, other expenses increased $0.2 million, or 89%, when compared to the three months ended June 30, 2017, primarily due to increased interest on our convertible note debt, as interest is added to the principle balance on a quarterly basis.

Liquidity and Capital Resources

	As of
	June 30, 2018	March 31, 2018
	(in thousands)
Cash, cash equivalents and short-term investments	$6,156	$9,928
Working capital	$(13,120)	$(10,156)

	Three Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Net cash (used in) provided by operating activities	$(1,663)	$40
Net cash used in investing activities	$(862)	$(576)
Net cash (used in) provided by financing activities	$(1,161)	$4,842

Our primary source of liquidity consisted of approximately $6.2 million in cash and cash equivalents as of June 30, 2018, which decreased compared to March 31, 2018 primarily due to payments to pay down our short-term credit facility and the normal course of operations.

Net cash used in operating activities for the three months ended June 30, 2018 resulted primarily from our net loss of $4.1 million, offset by non-cash expense adjustments of $2.1 million. Net cash provided by operating activities during the three months ended June 30, 2017 resulted primarily from our net loss of $2.1 million, offset by non-cash expense adjustments of $1.5 million. Non-cash expense adjustments typically include items such as depreciation and amortization, stock-based compensation, interest expense paid in kind as convertible note debt and income tax benefit or expense.

Net cash used in investing activities for both the three months ended June 30, 2018 and 2017 primarily consisted of capitalized software costs, which increased $0.2 million during the current period, compared to the prior period.

The increase in net cash used in financing activities during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs, during the three months ended June 30, 2017 and increased payments on our credit facility during the three months ended June 30, 2018.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, raising additional funds through the sale and issuance of additional securities, reducing expenditures and drawing on our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage costs.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending June 30, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1(1)	Amendment Number Eleven to Amended and Restated Business Financing Agreement, dated as of June 14, 2018.

10.2(1)	Third Amended and Restated Limited Guaranty, dated June 14, 2018, between Western Alliance Bank and MILFAM II, L.P.

10.3(1)	Guaranty Fee Agreement, dated June 14, 2018.

10.4(1)	Amendment to Guaranty Fee Agreement, dated June 14, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

(1) Previously filed in the Company’s report on Form 8-K on June 20, 2018.

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

Date: August 14, 2018	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Amendment Number Eleven to Amended and Restated Business Financing Agreement, dated as of June 14, 2018.

10.2(1)	Third Amended and Restated Limited Guaranty, dated June 14, 2018, between Western Alliance Bank and MILFAM II, L.P.

10.3(1)	Guaranty Fee Agreement, dated June 14, 2018.

10.4(1)	Amendment to Guaranty Fee Agreement, dated June 14, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

(1) Previously filed in the Company’s report on Form 8-K on June 20, 2018.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purpose of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.