Form 10-Q
period 2018-09-30
DETERMINE, INC.
filed 2018-11-14
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of November 9, 2018, was 15,056,742.

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

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	March 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$7,532	$9,928
Accounts receivable, net of allowance for doubtful accounts of $144 and $215 as of September 30, 2018 and March 31, 2018, respectively	3,880	6,605
Restricted cash	26	28
Prepaid expenses and other current assets	2,185	1,542
Total current assets	13,623	18,103

Property and equipment, net	120	90
Capitalized software development costs, net	3,343	2,994
Goodwill	15,026	15,458
Other intangibles, net	2,824	3,952
Other assets	1,646	1,467
Total assets	$36,582	$42,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Credit facility	$13,805	$12,128
Accounts payable	2,453	2,371
Accrued payroll and related liabilities	1,950	1,986
Other accrued liabilities	2,749	2,239
Deferred revenue	7,957	9,487
Income tax payable	52	48
Total current liabilities	28,966	28,259

Long-term deferred revenue	51	84
Convertible note, net of debt discount	7,922	7,475
Other long-term liabilities	1,739	1,306
Total liabilities	38,678	37,124

Commitments and contingencies (Notes 6 and 7):

Stockholders' equity (deficit):
Common stock, $0.0001 par value; Authorized: 35,000 shares at September 30, 2018 and March 31, 2018; Issued: 15,195 and 15,050 shares at September 30, 2018 and March 31, 2018, respectively; Outstanding: 15,050 and 14,905 shares at September 30, 2018 and March 31, 2018, respectively	7	7
Additional paid-in capital	327,007	325,942
Treasury stock at cost - 145 shares at September 30, 2018 and March 31, 2018	(472)	(472)
Accumulated deficit	(329,341)	(321,697)
Accumulated other comprehensive income	703	1,160
Total stockholders’ equity (deficit)	(2,096)	4,940
Total liabilities and stockholders’ equity (deficit)	$36,582	$42,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues:
Recurring revenues	$5,044	$5,545	$10,295	$10,845
Non-recurring revenues	690	1,343	1,479	3,031
Total revenues	5,734	6,888	11,774	13,876

Cost of revenues:
Cost of recurring revenues	1,929	2,174	4,035	3,960
Cost of non-recurring revenues	1,046	1,282	2,353	2,799
Total cost of revenues	2,975	3,456	6,388	6,759

Gross profit :
Recurring gross profit	3,115	3,371	6,260	6,885
Non-recurring gross profit (loss)	(356)	61	(874)	232
Total gross profit	2,759	3,432	5,386	7,117

Operating expenses:
Research and development	1,195	1,008	2,371	2,074
Sales and marketing	2,491	2,694	5,582	5,190
General and administrative	2,225	1,805	4,230	3,877
Total operating expenses	5,911	5,507	12,183	11,141

Loss from operations	(3,152)	(2,075)	(6,797)	(4,024)

Other expense, net	(419)	(568)	(755)	(746)
Net loss before income tax	(3,571)	(2,643)	(7,552)	(4,770)

Provision for income taxes	(12)	(28)	(100)	(11)
Net loss	$(3,583)	$(2,671)	$(7,652)	$(4,781)

Basic and diluted net loss per share (Note 10)	$(0.24)	$(0.18)	$(0.50)	$(0.35)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	15,101	14,784	15,154	13,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(continued)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Statements of comprehensive loss:
Consolidated net loss	$(3,583)	$(2,671)	$(7,652)	$(4,781)
Foreign currency translation adjustments, net	(60)	460	(457)	771
Other comprehensive income (loss)	-	103	-	(11)
Comprehensive loss	$(3,643)	$(2,108)	$(8,109)	$(4,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2018	2017
Operating activities
Net loss	$(7,652)	$(4,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,142	1,993
Stock-based compensation expense	1,000	1,206
Interest expense paid-in-kind as convertible note debt	447	394
Non-cash income tax expense	100	11
Loss on fixed asset disposal	-	2
Unrealized currency translation losses (gains)	199	(357)
Changes in assets and liabilities:
Accounts receivable, net	1,952	438
Prepaid expenses and other current assets	128	(51)
Other assets	60	571
Accounts payable	82	(272)
Accrued payroll and related liabilities	(36)	220
Other accrued liabilities and other long-term liabilities	585	187
Deferred revenue	(1,563)	(1,113)
Net cash used in operating activities	(2,556)	(1,552)

Investing activities
Purchase of property and equipment	(58)	(17)
Capitalized software development costs, net	(1,379)	(1,162)
Net cash used in investing activities	(1,437)	(1,179)

Financing activities
Credit facility borrowing	21,822	17,002
Credit facility payment	(20,156)	(16,893)
Proceeds from issuance of stock, net of issuance costs	-	4,909
Issuance of stock under employee stock purchase plan	72	73
Net employee withholding taxes paid in connection with issuance of restricted stock	(7)	(41)
Repayment of loan	-	(97)
Proceeds from exercise of stock options	-	1
Net cash provided by financing activities	1,731	4,954

Effect of exchange rate changes on cash	(136)	102

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,398)	2,325
Cash, cash equivalents and restricted cash at beginning of the period	9,956	9,463
Cash, cash equivalents and restricted cash at end of the period	$7,558	$11,788

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$7,532	$11,761
Restricted cash	26	27
Total cash, cash equivalents and restricted cash	$7,558	$11,788

Supplemental disclosure of cash flow information:
Cash paid for interest	$94	$99
Cash paid for taxes	$45	$70
Stock issued in connection with loan guarantee extension	$-	$169
Stock issued upon conversion of convertible note	$-	$973

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheets as of September 30, 2018 and March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six months ended September 30, 2018 and 2017 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 2018, and the results of operations and cash flows for the three and six months ended September 30, 2018 and 2017, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2018 has been derived from the audited consolidated financial statements at that date.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including, but not limited to, those related to the allowance for doubtful accounts, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, standalone selling price, the benefit period of deferred commissions and income taxes. Actual results could differ from those estimates.

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

Contract Balances: The timing of revenue recognition may differ from the timing of the invoicing for contracts with customers. The Company records a receivable or contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Subscription services and certain professional services arrangements are commonly billed in advance which results in a deferred revenue balance amortized as revenue is recognized over time. However, other professional service arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than the invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. Payment terms vary by contract type, however arrangements typically stipulate a requirement for the customer to pay within 60 days. As of both September 30, 2018 and March 31, 2018, the balance of unbilled receivable amounts was $0.8 million and was included as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2018, approximately $21.2 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts, a majority of which is related to multi-year subscriptions. The Company expects to recognize approximately 36% of these remaining performance obligations over the remainder of the current fiscal year, with the balance recognized thereafter. As of September 30, 2018, approximately $1.6 million of revenue is expected to be recognized from remaining performance obligations related to professional services contracts. The Company expects approximately 59% of these remaining performance obligations within the current fiscal year, with the balance recognized thereafter.

Deferred Revenue. Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company's deferred revenue balance does not include revenue for future years of multiple-year, non-cancellable contracts that have not yet been billed. During the three and six months ended September 30, 2018, the Company recognized revenue of $4.3 million that was included in the deferred revenue balance as of June 30, 2018 and $7.1 million that was included in the deferred revenue balance as of March 31, 2018, respectively.

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

The current portion of deferred commissions was $0.5 million at both September 30, 2018 and March 31, 2018, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. For both the three months ended September 30, 2018 and 2017, $0.2 million, respectively, of deferred commissions were amortized to sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss, respectively. For both the six months ended September 30, 2018 and 2017, $0.4 million, respectively, of deferred commissions were amortized to sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Customer Concentrations

During the three and six months ended September 30, 2018 and 2017, no customer accounted for 10% or more of the Company’s consolidated revenues or consolidated net accounts receivable, respectively.

Disaggregation of Revenue

International revenues are attributable to countries based on the location of the customer. For the three and six months ended September 30, 2018 and 2017, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, Bulgaria, Finland, Belgium, Singapore and Portugal.

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
International revenues
Recurring revenues	$1,722	$1,750	$3,521	$3,319
Non-recurring revenues	322	353	691	1,120
Total international revenues	2,044	2,103	4,212	4,439

Domestic revenues
Recurring revenues	3,321	3,795	6,773	7,526
Non-recurring revenues	369	990	789	1,911
Total domestic revenues	3,690	4,785	7,562	9,437
Total revenues	$5,734	$6,888	$11,774	$13,876

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, September 2017 and November 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2017-13 and ASU 2017-14 collectively, “Topic 606”). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts. ASU No. 2015-14 deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017. On April 1, 2018, the Company adopted the new standard under the full retrospective method. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

The Company has reviewed other new accounting pronouncements that were issued as of September 30, 2018 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2018	$15,458
Foreign currency translation adjustment	(432)
Balance at September 30, 2018	$15,026

The following is a summary of other intangible assets, net (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(3,949)	$149	$1,234
Customer relationships	5,857	(4,342)	75	1,590
	$10,891	$(8,291)	$224	$2,824

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(3,486)	$219	$1,767
Customer relationships	5,857	(3,834)	162	2,185
	$10,891	$(7,320)	$381	$3,952

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 1.14 years and 1.54 years, respectively, as of September 30, 2018. Amortization expense of intangible assets was $0.5 million for both the three months ended September 30, 2018 and 2017, respectively, and $1.1 million for both the six months ended September 30, 2018 and 2017, respectively.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30,	March 31,
	2018	2018
	(in thousands)
Computers and software	$389	$356
Furniture and equipment	231	232
Leasehold improvements	69	43
	689	631
Less: accumulated depreciation	(569)	(541)

Total property and equipment, net	$120	$90

Depreciation expense was approximately $0.01 million during both the three months ended September 30, 2018 and 2017, respectively, and $0.03 million and $0.02 million during the six months ended September 30, 2018 and 2017, respectively.

5.  Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.6 million of research and development costs during the both the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.2 million of research and development costs during the six months ended September 30, 2018 and 2017, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense of capitalized software is included in the product cost of revenue and was $0.5 million and $0.4 million during the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $0.8 million during the six months ended September 30, 2018 and 2017, respectively. The unamortized balance of capitalized software was $3.3 million and $3.0 million as of September 30, 2018 and March 31, 2018, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the six months ended September 30, 2018 or 2017.

6.  Operating Lease Commitments

The Company leases office space in London, United Kingdom, Aix-en-Provence, France, Paris, France, Atlanta, Georgia, and, for its headquarters, in Carmel, Indiana. The leases are non-cancelable operating leases with various expirations through July 2021. Rent expense, which is recognized on a straight-line basis over the lease term, was $0.1 million during both the three months ended September 30, 2018 and 2017, respectively, and $0.2 million during both the six months ended September 30, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within other accrued liabilities in the condensed consolidated balance sheets.

During the third quarter of fiscal year 2017, the Company began subleasing a portion of its rental space in the District of Columbia to a related party associated with the Chairman of the Board of Directors. The subleases were terminated via mutual agreement during the three months ended September 30, 2017. Rental income from the subleases was recognized on a straight-line basis over the lease term. The Company recognized $0.01 million and $0.03 million in sublease income during the three and six months ended September 30, 2017.

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of September 30, 2018 or March 31, 2018.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of September 30, 2018 or March 31, 2018.

8. Credit Facility and Convertible Notes

The Company maintains financing facilities and convertible note purchase agreements. For a description of the Company’s debt financing, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 and the summaries set forth below.

Amendments of Business Financing Agreement

On June 14, 2018, the Company and its wholly owned subsidiary, Determine Sourcing, Inc., entered into Amendment Number Eleven to the Amended and Restated Business Financing Agreement (the “Amendment”) with Western Alliance Bank, an Arizona corporation, as successor in interest to Bridge Bank, National Association (“Western Alliance”). The Amendment extended the maturity date of the underlying credit facility to July 31, 2019, revised the definition of “Prime Rate” to be 4.75% and revised certain of the financial and compliance reporting obligations.

On August 7, 2018, the Company and its wholly owned subsidiary, Determine Sourcing Inc. entered into Amendment Number Twelve to the Amended and Restated Business Financing Agreement (the “August Amendment”) with Western Alliance. The August Amendment, among other things, increased the Company’s available credit under the existing facility with Western Alliance (the “Credit Facility”) by $2 million (the “Additional Limit”), up to a total available credit amount of $15 million. In connection with the August Amendment, the Company agreed to pay Western Alliance cash fees of $40,000 plus a one-time facility fee equal to 0.75% of the Additional Limit on the date of the August Amendment, and the Additional Limit amount was added to the calculation of the annual facility fee payable under the Credit Facility. Additionally, the definitions of “Finance Charge Percentage” and “Prime Rate” were revised to increase the respective base percentage rates to 5.00%.

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

In order to satisfy certain conditions for Western Alliance Bank to lend additional funds under the Credit Facility and enter into the August Amendment, on August 7, 2018, MILFAM entered into a Fourth Amended and Restated Limited Guaranty (the “Fourth Amended Guaranty”) with Western Alliance. The Fourth Amended Guaranty increases the amount of the limited, non-revocable guaranty of the Company’s Credit Facility provided by MILFAM by $2 million, from $2 million to $4 million.

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

As of September 30, 2018 and March 31, 2018, the Company owed $13.8 million and $12.1 million, respectively, under the Credit Facility, and $1.2 million and $0.9 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. During the six months ended September 30, 2018, the Company met all the requirements and was in compliance with the financial covenants.

9.  Stockholders’ Equity (Deficit)

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

Valuation Assumptions

During the three months ended September 30, 2018, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

Three Months Ended
September 30, 2018
Risk-free interest rate	2.74%
Dividend yield	0%
Expected volatility	61.30%
Expected term in years	5.42
Weighted average fair value at grant date	$0.45

There were no stock options granted during the three months ended September 30, 2017.

During the six months ended September 30, 2018, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Six Months Ended
	September 30, 2018	September 30, 2017
Risk-free interest rate	2.75%	1.91%
Dividend yield	0%	0%
Expected volatility	61.35%	54.00%
Expected term in years	5.50	6.08
Weighted average fair value at grant date	$0.57	$1.81

The following tables summarize activity under the equity incentive plans for the three months ended September 30, 2018:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at July 1, 2018	4,540	$2.82	297	$2.08
Granted	92	$0.80	38	$0.78
Exercised/Released	-	$-	(20)	$2.92
Cancelled	(225)	$3.46	-	$-
Outstanding at September 30, 2018	4,407	$2.64	315	$1.87

Vested and expected to vest	4,290	$2.66

Shares Available for Grant
(in thousands)
Balance at July 1, 2018	287
Options:
Granted	(92)
Cancelled	70
Shares added to the plans	5
Restricted Stock Units:
Granted	(38)
Balance at September 30, 2018	232

The weighted average remaining contractual term for exercisable options is 7.07 years. The intrinsic value is calculated as the difference between the market value as of September 30, 2018 and the exercise price of the shares. The market value of the Company’s common stock as of September 30, 2018 was $0.68 as reported by the NASDAQ Capital Market. The aggregate intrinsic value of stock options outstanding at September 30, 2018 and 2017 was zero and $1.2 million, respectively. The aggregate intrinsic value of restricted stock units outstanding at both September 30, 2018 and 2017 was $0.2 million, respectively.

The options outstanding and exercisable at September 30, 2018 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted- Average Exercise Price per Share
$0.78	—	$1.53	328	9.15	87	$1.38
$1.64	—	$1.64	1,900	7.40	1,214	$1.64
$1.75	—	$1.81	485	8.41	185	$1.79
$2.00	—	$3.34	500	7.49	300	$2.73
$3.44	—	$3.99	109	7.76	74	$3.84
$4.32	—	$4.32	627	6.83	496	$4.32
$5.18	—	$6.30	366	5.86	327	$5.98
$6.61	—	$6.61	37	5.75	37	$6.61
$6.83	—	$6.83	50	5.39	50	$6.83
$7.20	—	$7.20	5	0.41	5	$7.20
$0.78	—	$7.20	4,407	7.41	2,775	$2.98

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Cost of revenues	$17	$92	$58	$121
Research and development	53	101	135	164
Sales and marketing	73	139	186	231
General and administrative	314	288	621	690
Impact on net loss	$457	$620	$1,000	$1,206

As of September 30, 2018, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $1.7 million and $0.3 million, respectively, and will be recognized over an estimated weighted average amortization period of 1.77 years for stock options and 0.76 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended September 30, 2018 and 2017 was $0.01 million and $0.02 million, respectively. The compensation expense in connection with the ESPP for the six months ended September 30, 2018 and 2017 was $0.01 million and $0.04 million, respectively. During the three months ended September 30, 2018 and 2017, there were 65,350 and 41,205 shares issued, respectively, under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)

Options	4,376	4,189	4,347	2,092
Unvested restricted stock units	105	50	77	59
Warrants	2,262	2,262	2,262	2,262
Total common stock equivalents excluded from diluted net loss per common share	6,743	6,501	6,686	4,413

11.  Income Taxes

The provision for income taxes is based upon loss before income taxes as follows (in thousands):

Six Months Ended September 30, 2018
Domestic pre-tax loss	$(7,453)
Foreign pre-tax loss	(99)
Total pre-tax loss	$(7,552)

The components of the provision for income taxes are as follows (in thousands):

Six Months Ended September 30, 2018
US	$4
Foreign	(104)
Total provision for income taxes	$(100)

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

At September 30, 2018, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at September 30, 2018, the Company had approximately $1.5 million of unrecognized tax benefits which were netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, which includes the Company's historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its U.S. federal and state net deferred tax assets

The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 1998 to 2018 due to net operating losses and tax carryforwards unutilized from such years.

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

12.  Related Party Transactions

Determine SAS rents its offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. During the three months ended September 30, 2018 and 2017, Determine SAS made rental payments of approximately $0.05 million and $0.02 million, respectively, to SCI Donapierre. During both the six months ended September 30, 2018 and 2017, Determine SAS made rental payments of approximately $0.1 million, respectively, to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties, as set forth in Note 8, Credit Facility and Convertible Notes, as well as had subleases, as set forth in Note 6, Operating Lease Commitments, above. ALMC is a company for which Alan Howe, a director of the Company, serves as chief executive officer.

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

During the three months ended September 30, 2018, our total revenues decreased by 17%, or $1.2 million, to $5.7 million compared with total revenues of $6.9 million during the three months ended September 30, 2017. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, decreased $0.5 million during the three months ended September 30, 2018, compared to during the three months ended September 30, 2017. As a percent of total revenues, recurring revenues comprised 88% and 81% of total revenues during the three months ended September 30, 2018 and 2017, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $0.7 million, or 12% of total revenues, representing a decrease of $0.7 million, or 49%, over the three months ended September 30, 2017. The decrease in total revenues year over year resulted primarily from our focus on migrating customers from our legacy software platform to our cloud-based solutions. These migrations require simpler implementations, so less billable time is incurred. Additionally, the cross-sells and upsells we benefit from these migrations are of lesser dollar value than new customer subscription contracts.

During the three months ended September 30, 2018, our net loss from operations increased $1.1 million, or 52%, to $3.2 million, compared to $2.1 million during the three months ended September 30, 2017. The increase in net loss is primarily due to decreased gross margins and increased operating expenses. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Results of Operations:

Revenues

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except percentages)		(in thousands, except percentages)
Recurring revenues	$5,044	$5,545	$10,295	$10,845
Percentage of total revenues	88%	81%	87%	78%
Non-recurring revenues	690	1,343	1,479	3,031
Percentage of total revenues	12%	19%	13%	22%
Total revenues	$5,734	$6,888	$11,774	$13,876

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  Recurring revenues decreased $0.5 million, or 9%, during the three months ended September 30, 2018, in comparison to the three months ended September 30, 2017, and $0.6 million, or 5%, during the six months ended September 30, 2018, in comparison to the six months ended September 30, 2017. Maintenance revenues continued to decrease in the current period. Subscription revenues decreased due to our focus on existing customer migrations to our cloud-based solutions, decreasing the number of new customer subscription license contracts entered into during the current period.

Subscription revenues decreased to $4.3 million during the three months ended September 30, 2018, compared to $4.6 million during the three months ended September 30, 2017, representing a 7% decrease, and $8.7 million during the six months ended September 30, 2018, compared to $9.0 million during the six months ended September 30, 2017, representing a 2% decrease. Maintenance revenues were $0.7 million during the three months ended September 30, 2018, compared to $0.9 million during the three months ended September 30, 2017, representing a 17% decrease, and $1.5 million during the six months ended September 30, 2018, compared to $1.8 million during the six months ended September 30, 2017, representing a 17% decrease.

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

Non-recurring revenues. Non-recurring revenues are mainly comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues decreased by $0.7 million, or 49%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and $1.6 million, or 51%, during the six months ended September 30, 2018, compared to the six months ended September 30, 2017. This decrease was primarily due to decreased time spent on implementations, as our customers migrate from the legacy software platform to our cloud-based solutions, which require simpler implementations. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

Sales to foreign customers accounted for 36% and 31% of total revenues during the three months ended September 30, 2018 and 2017, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

Cost of Revenues

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of recurring revenues	$1,929	$2,174	$4,035	$3,960
Percentage of total cost of revenue	65%	63%	63%	59%
Cost of non-recurring revenues	1,046	1,282	2,353	2,799
Percentage of total cost of revenue	35%	37%	37%	41%
Total cost of revenues	$2,975	$3,456	$6,388	$6,759

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. Cost of recurring revenues decreased $0.2 million, or 11%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and increased $0.1 million, or 2%, during the six months ended September 30, 2018, compared to the six months ended September 30, 2017. These changes were the result of decreased maintenance costs, offset by increased data center costs and amortization of capitalized software.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the three months ended September 30, 2018, cost of non-recurring revenues decreased $0.2 million, or 18%, compared to the three months ended September 30, 2017, and, during the six months ended September 30, 2018, decreased $0.4 million, or 16%, compared to the six months ended September 30, 2017. These decreases were primarily due to reduced labor costs associated with delivering our cloud-based solutions.

We expect costs of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues in the foreseeable future.

Gross Profit and Margin

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross margin, recurring revenues	62%	61%	61%	63%
Gross margin, non-recurring revenues	(52%)	5%	(59%)	8%
Gross margin, total revenues	48%	50%	46%	51%

Gross profit dollars decreased $0.7 million, or 20%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and $1.7 million, or 24%, during the six months ended September 30, 2018, compared to the six months ended September 30, 2017. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our newer solutions and the related revenue recognition.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total research and development	$1,195	$1,008	$2,371	2,074
Percentage of total revenues	21%	15%	20%	15%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses increased $0.2 million, or 19%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and $0.3 million, or 14%, during the six months ended September 30, 2018, compared to the six months ended September 30, 2017. These increases were due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms, offset by an increase in capitalized research and development costs. We capitalized $0.6 million of research and development costs during the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.2 million during the six months ended September 30, 2018 and 2017, respectively.

We expect research and development expenditures to slightly increase in the foreseeable future. As we continue to invest in enhancements to our existing products, by adding new features, improving functionality and incorporating feedback and suggestions from our customers, the expenditures will be offset by our ability to capitalize the related allowable costs.

Sales and Marketing Expenses

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales and marketing	$2,491	$2,694	$5,582	5,190
Percentage of total revenues	43%	39%	47%	37%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three months ended September 30, 2018, sales and marketing expenses decreased $0.2 million, or 8%, compared to the three months ended September 30, 2017, due primarily to management’s strategic plan to continue to build and increase our pipeline, while reducing the remaining sales and marketing expenses in the current quarter.

During the six months ended September 30, 2018, sales and marketing expenses increased $0.4 million, or 8%, compared to the six months ended September 30, 2017, due primarily to increased marketing efforts in the first quarter of the current period, which included lead generation programs, speaking programs, creation and production of thought leadership resources, event hosting and market analyst relations, offset by the reduction of expenses in the second quarter of the current period discussed above.

We expect sales and marketing expenses to remain flat in the foreseeable future as we continue to focus on building our pipeline and decreasing overall expenses.

General and Administrative Expenses

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
General and administrative	$2,225	$1,805	$4,230	3,877
Percentage of total revenues	39%	26%	36%	28%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $0.4 million, or 23%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, and $0.4 million, or 9%, during the six months ended September 30, 2018, compared to the six months ended September 30, 2017. These increases were primarily due to increased legal and debt reserve activity in the current period.

We expect general and administrative expenses to remain flat in the foreseeable future.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three months ended September 30, 2018, other expenses decreased $0.1 million, or 26%, when compared to the three months ended September 30, 2017, due primarily to foreign currency translation fluctuations. Other expense, net remained flat during the six months ended September 30, 2018, compared to the six months ended September 30, 2017.

Liquidity and Capital Resources

	As of
	September 30, 2018	March 31, 2018
	(in thousands)
Cash, cash equivalents and short-term investments	$7,532	$9,928
Working capital	$(15,343)	$(10,156)

	Six Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Net cash used in operating activities	$(2,556)	$(1,552)
Net cash used in investing activities	$(1,437)	$(1,179)
Net cash (used in) provided by financing activities	$(1,731)	$4,954

Our primary source of liquidity consisted of approximately $7.5 million in cash and cash equivalents as of September 30, 2018, which decreased compared to March 31, 2018 primarily due to payments to pay down our short-term credit facility and the normal course of operations.

Net cash used in operating activities for the six months ended September 30, 2018 resulted primarily from our net loss of $7.7 million, offset by non-cash expense adjustments of $3.9 million. Net cash provided by operating activities during the six months ended September 30, 2017 resulted primarily from our net loss of $4.8 million, offset by non-cash expense adjustments of $3.3 million. Non-cash expense adjustments typically include items such as depreciation and amortization, stock-based compensation, interest expense paid in kind as convertible note debt and income tax benefit or expense.

Net cash used in investing activities for both the six months ended September 30, 2018 and 2017 primarily consisted of capitalized software costs, which increased $0.2 million during the current period, compared to the prior period.

The increase in net cash used in financing activities during the six months ended September 30, 2018, compared to the six months ended September 30, 2017, was primarily due to $4.9 million of proceeds received from a direct registration offering, net of related costs, during the three months ended June 30, 2017.

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending September 30, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1(1)	Amendment Number Twelve to Amended and Restated Business Financing Agreement, dated as of August 7, 2018.

10.2(1)	Fourth Amended and Restated Limited Guaranty, dated August 7, 2018, between Western Alliance Bank and MILFAM II, L.P.

10.3(1)	Guaranty Fee Agreement, dated August 7, 2018.

10.4(2)	Amendment to Offer Letter dated August 24, 2018 by and between the Company and Michael Brodsky.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

(1) Previously filed in the Company’s report on Form 8-K on August 9, 2018.
(2) Previously filed in the Company’s report on Form 8-K on August 28, 2018.

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

Date: November 14, 2018	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Amendment Number Twelve to Amended and Restated Business Financing Agreement, dated as of August 7, 2018.

10.2(1)	Fourth Amended and Restated Limited Guaranty, dated August 7, 2018, between Western Alliance Bank and MILFAM II, L.P.

10.3(1)	Guaranty Fee Agreement, dated August 7, 2018.

10.4(2)	Amendment to Offer Letter dated August 24, 2018 by and between the Company and Michael Brodsky.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

(1) Previously filed in the Company’s report on Form 8-K on August 9, 2018.
(2) Previously filed in the Company’s report on Form 8-K on August 28, 2018.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purpose of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.