Form 10-Q
period 2018-12-31
DETERMINE, INC.
filed 2019-02-19
CIK 1090908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

           Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of February 8, 2019, was 15,245,441.

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

DETERMINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	December 31,	March 31,
	2018	2018
ASSETS
Current assets
Cash and cash equivalents	$8,318	$9,928
Accounts receivable, net of allowance for doubtful accounts of $129 and $215 as of December 31, 2018 and March 31, 2018, respectively	6,574	6,605
Restricted cash	25	28
Prepaid expenses and other current assets	2,104	1,542
Total current assets	17,021	18,103

Property and equipment, net	105	90
Capitalized software development costs, net	3,375	2,994
Goodwill	14,931	15,458
Other intangibles, net	2,283	3,952
Other assets	1,325	1,467
Total assets	$39,040	$42,064

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Credit facility	$14,465	$12,128
Accounts payable	2,634	2,371
Accrued payroll and related liabilities	1,982	1,986
Other accrued liabilities	2,898	2,239
Deferred revenue	8,935	9,487
Income tax payable	53	48
Total current liabilities	30,967	28,259

Long-term deferred revenue	160	84
Convertible note, net of debt discount	8,154	7,475
Long-term promissory notes	2,071	-
Other long-term liabilities	2,837	1,306
Total liabilities	44,189	37,124

Commitments and contingencies (Notes 6 and 7)

Stockholders' equity (deficit):
Common stock, $0.0001 par value; Authorized: 35,000 shares at December 31, 2018 and March 31, 2018; Issued: 15,382 and 15,050 shares at December 31, 2018 and March 31, 2018, respectively; Outstanding: 15,237 and 14,905 shares at December 31, 2018 and March 31, 2018, respectively	7	7
Additional paid-in capital	327,096	325,942
Treasury stock at cost - 145 shares at December 31, 2018 and March 31, 2018	(472)	(472)
Accumulated deficit	(332,348)	(321,697)
Accumulated other comprehensive income	568	1,160
Total stockholders’ equity (deficit)	(5,149)	4,940
Total liabilities and stockholders’ equity (deficit)	$39,040	$42,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Revenues:
Recurring revenues	$4,891	$5,552	$15,186	$16,397
Non-recurring revenues	1,051	1,915	2,530	4,946
Total revenues	5,942	7,467	17,716	21,343

Cost of revenues:
Cost of recurring revenues	1,938	1,903	5,973	5,863
Cost of non-recurring revenues	1,074	1,404	3,427	4,203
Total cost of revenues	3,012	3,307	9,400	10,066

Gross profit:
Recurring gross profit	2,953	3,649	9,213	10,534
Non-recurring gross profit (loss)	(23)	511	(897)	743
Total gross profit	2,930	4,160	8,316	11,277

Operating expenses:
Research and development	1,087	1,289	3,458	3,363
Sales and marketing	2,232	2,733	7,814	7,923
General and administrative	2,273	1,986	6,503	5,863
Total operating expenses	5,592	6,008	17,775	17,149

Loss from operations	(2,662)	(1,848)	(9,459)	(5,872)

Other expense, net	(318)	(534)	(1,073)	(1,280)
Net loss before income tax	(2,980)	(2,382)	(10,532)	(7,152)

Provision for income taxes	(19)	36	(119)	25
Net loss	$(2,999)	$(2,346)	$(10,651)	$(7,127)

Basic and diluted net loss per share (Note 11)	$(0.20)	$(0.16)	$(0.70)	$(0.51)

Weighted-average shares of common stock used in computing basic and diluted net loss per share attributable to common stockholders	15,122	14,953	15,222	14,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(continued)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Statements of comprehensive loss:
Consolidated net loss	$(2,999)	$(2,346)	$(10,651)	$(7,127)
Foreign currency translation adjustments, net	(143)	257	(592)	1,028
Other comprehensive loss	-	(69)	-	(80)
Comprehensive loss	$(3,142)	$(2,158)	$(11,243)	$(6,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

 (In thousands, except share data)

(Unaudited)

	Three Month Period Ended December 31, 2018
	Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity (Deficit)
Balance at September 30, 2018	15,194,359	$7	$327,007	(145,208)	$(472)	$(329,341)	703	$(2,096)

Net employee withholding taxes paid in connection to issuance of restricted stock	187,331	—	(2)	—	—	—	—	(1)
Stock-based compensation expense	—	—	415	—	—	—	—	415
Debt extinguishment with related party	—	—	(324)	—	—	—	—	(324)
Revaluation of prior period balances	—	—	—	—	—	(8)	8	—
Foreign currency translation adjustment, net	—	—	—	—	—	—	(143)	(143)
Net loss	—	—	—	—	—	(2,999)	—	(2,999)
Balance at December 31, 2018	15,381,690	$7	$327,096	(145,208)	$(472)	$(332,348)	$568	$(5,149)

	Nine Month Period Ended December 31, 2018
	Common Stock		Additional Paid- In	Treasury Stock		Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity (Deficit)
Balance at March 31, 2018	15,049,700	$7	$325,942	(145,208)	$(472)	$(321,697)	$1,160	$4,940

Issuance of stock under employee stock purchase plan	65,350	—	72	—	—	—	—	72
Net employee withholding taxes paid in connection to issuance of restricted stock	266,640	—	(9)	—	—	—	—	(9)
Stock-based compensation expense	—	—	1,415	—	—	—	—	1,415
Debt extinguishment with related party	—	—	(324)	—	—	—	—	(324)
Foreign currency translation adjustment, net	—	—	—	—	—	—	(592)	(592)
Net loss	—	—	—	—	—	(10,651)	—	(10,651)
Balance at December 31, 2018	15,381,690	$7	$327,096	(145,208)	$(472)	$(332,348)	$568	$(5,149)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2018	2017
Operating activities
Net loss	$(10,651)	$(7,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,219	2,910
Stock-based compensation expense	1,415	1,649
Interest expense paid-in-kind as convertible note debt	691	587
Non-cash income tax expense (benefit)	76	(25)
Loss on fixed asset disposal	-	2
Unrealized currency translation losses (gains)	151	(43)
Changes in assets and liabilities:
Accounts receivable, net	(742)	(1,989)
Prepaid expenses and other current assets	211	308
Other assets	92	691
Accounts payable	263	(199)
Accrued payroll and related liabilities	(8)	256
Other accrued liabilities and other long-term liabilities	894	365
Deferred revenue	(476)	276
Net cash used in operating activities	(4,865)	(2,339)

Investing activities
Purchase of property and equipment	(58)	(34)
Capitalized software development costs, net	(1,938)	(1,780)
Net cash used in investing activities	(1,996)	(1,814)

Financing activities
Credit facility borrowing	29,183	29,415
Credit facility payment	(26,856)	(29,455)
Proceeds from long-term promissory notes, net of issuance costs	2,979	-
Proceeds from issuance of stock, net of issuance costs	-	4,909
Issuance of stock under employee stock purchase plan	72	73
Net employee withholding taxes paid in connection with issuance of restricted stock	(9)	(39)
Repayment of loan	-	(154)
Proceeds from exercise of stock options	-	6
Net cash provided by financing activities	5,369	4,755

Effect of exchange rate changes on cash	(121)	39

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,613)	641
Cash, cash equivalents and restricted cash at beginning of the period	9,956	9,463
Cash, cash equivalents and restricted cash at end of the period	$8,343	$10,104

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$8,318	$10,077
Restricted cash	25	27
Total cash, cash equivalents and restricted cash	$8,343	$10,104

Supplemental disclosure of cash flow information:
Cash paid for interest	$190	$116
Cash paid for taxes	$55	$101
Issuance of warrant in connection with long-term promissory notes	$940	$-
Stock issued in connection with loan guarantee extension	$-	$169
Stock issued upon conversion of convertible note	$-	$973

The accompanying notes are an integral part of these condensed consolidated financial statements.

DETERMINE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

The condensed consolidated balance sheets as of December 31, 2018 and March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2018 and 2017, the condensed consolidated statements of equity (deficit) for the three and nine months ended December 31, 2018 and the condensed consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017 have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at December 31, 2018, and the results of operations and cash flows for the three and nine months ended December 31, 2018 and 2017, respectively. Interim results are not necessarily indicative of the results for a full fiscal year. The condensed consolidated balance sheet as of March 31, 2018 has been derived from the audited consolidated financial statements at that date.

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

Contract Balances: The timing of revenue recognition may differ from the timing of the invoicing for contracts with customers. The Company records a receivable or contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. Subscription services and certain professional services arrangements are commonly billed in advance which results in a deferred revenue balance amortized as revenue is recognized over time. However, other professional service arrangements, primarily those recognized on a time-and-materials basis, are billed in arrears following services that have been rendered. This may result in revenue recognition greater than the invoiced amounts which results in a receivable balance. Receivables represent an unconditional right to payment. Payment terms vary by contract type, however arrangements typically stipulate a requirement for the customer to pay within 60 days. As of December 31, 2018 and March 31, 2018, the balance of unbilled receivable amounts was $0.9 million and $0.8 million, respectively, and was included as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

At any point in the contract term, transaction price may be allocated to performance obligations that are unsatisfied or partially unsatisfied. These amounts relate to remaining performance obligations on non-cancelable contracts which include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2018, approximately $20.5 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts, a majority of which is related to multi-year subscriptions. The Company expects to recognize approximately 21%, or $4.3 million, of these remaining performance obligations over the remainder of the current fiscal year, with the balance recognized thereafter. As of December 31, 2018, approximately $1.2 million of revenue is expected to be recognized from remaining performance obligations related to professional services contracts. The Company expects approximately 43%, or $0.5 million, of these remaining performance obligations within the current fiscal year, with the balance recognized thereafter.

Deferred Revenue. Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue and is recognized as revenue as the revenue recognition criteria are met. The Company generally invoices its customers annually for the forthcoming year of service. Accordingly, the Company's deferred revenue balance does not include revenue for future years of multiple-year, non-cancellable contracts that have not yet been billed. During the three and nine months ended December 31, 2018, the Company recognized revenue of $3.8 million that was included in the deferred revenue balance as of September 30, 2018 and $8.9 million that was included in the deferred revenue balance as of March 31, 2018, respectively.

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

The current portion of deferred commissions was $0.4 million and $0.5 million at December 31, 2018 and March 31, 2018, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. For both the three months ended December 31, 2018 and 2017, $0.2 million, respectively, of deferred commissions were amortized to sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss, respectively. For both the nine months ended December 31, 2018 and 2017, $0.6 million, respectively, of deferred commissions were amortized to sales and marketing expense on the condensed consolidated statements of operations and comprehensive loss, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Customer Concentrations

During the three and nine months ended December 31, 2018 and 2017, no customer accounted for 10% or more of the Company’s consolidated revenues or consolidated net accounts receivable, respectively.

Disaggregation of Revenue

International revenues are attributable to countries based on the location of the customer. For the three and nine months ended December 31, 2018 and 2017, sales to international locations were derived primarily from France, the United Kingdom, Ireland, Norway, Australia, Canada, Switzerland, Italy, Germany, Bermuda, the Netherlands, United Arab Emirates, Denmark, China, Hong Kong, Bulgaria, Finland, Belgium, Singapore and Portugal.

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in thousands)
International revenues
Recurring revenues	$1,715	$1,839	$5,236	$5,158
Non-recurring revenues	595	810	1,286	1,930
Total international revenues	2,310	2,649	6,522	7,088

Domestic revenues
Recurring revenues	3,176	3,713	9,950	11,239
Non-recurring revenues	456	1,105	1,244	3,016
Total domestic revenues	3,632	4,818	11,194	14,255
Total revenues	$5,942	$7,467	$17,716	$21,343

Fair Value Measurements

In December 2018, the Company entered into an amendment to its existing Junior Secured Convertible Note Purchase Agreement dated December 27, 2016 that, among other things, resulted in the issuance of warrants exercisable for up to 10,500,000 shares of the Company’s common stock, as discussed in Note 8, Credit Facility and Convertible Notes. The Company classified the warrants as a liability at the time of issuance and reevaluates such classification as of each balance sheet date.

The warrant liability is recorded at its estimated fair value using observable, quoted market prices, a Level 1 input, as defined by ASC 820, Fair Value Measurements, given the underlying financial instrument of the liability is the Company’s own publicly-traded stock.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and issued subsequent amendments to the initial guidance in July 2018 within ASU 2018-10 and ASU 2018-11 (ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20, collectively, “Topic 842”) which establish a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the potential impact of the adoption of Topic 842 on its consolidated financial statements.

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

The Company has reviewed other new accounting pronouncements that were issued as of December 31, 2018 and does not believe that these pronouncements are applicable to the Company, or that they will have a material impact on its financial position or results of operations.

3.   Goodwill and Other Intangible Assets

The following is a summary of goodwill (in thousands):

Balance at March 31, 2018	$15,458
Foreign currency translation adjustment	(527)
Balance at December 31, 2018	$14,931

The following is a summary of other intangible assets, net (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(4,189)	$134	$979
Customer relationships	5,857	(4,608)	55	1,304
	$10,891	$(8,797)	$189	$2,283

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Value
Acquired developed technology	$5,034	$(3,486)	$219	$1,767
Customer relationships	5,857	(3,834)	162	2,185
	$10,891	$(7,320)	$381	$3,952

Acquired developed technology and customer relationships are being amortized on a straight-line basis and have weighted-average remaining useful lives of 0.91 years and 1.32 years, respectively, as of December 31, 2018. Amortization expense of intangible assets was $0.5 million for both the three months ended December 31, 2018 and 2017, respectively, and $1.6 million for both the nine months ended December 31, 2018 and 2017, respectively.

4. Property and Equipment, net

Property and equipment, net consist of the following:

	December 31,	March 31,
	2018	2018
	(in thousands)
Computers and software	$389	$356
Furniture and equipment	231	232
Leasehold improvements	69	43
	689	631
Less: accumulated depreciation	(584)	(541)

Total property and equipment, net	$105	$90

Depreciation expense was approximately $0.01 million during both the three months ended December 31, 2018 and 2017, respectively, and $0.04 million and $0.03 million during the nine months ended December 31, 2018 and 2017, respectively.

5.  Capitalized Software Development Costs

The Company capitalizes costs for internal use software incurred during the application development stage that are included in research and development expenses. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalized $0.6 million of research and development costs during the both the three months ended December 31, 2018 and 2017, respectively, and $1.9 million and $1.8 million of research and development costs during the nine months ended December 31, 2018 and 2017, respectively.

Capitalized software is amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. Amortization expense of capitalized software is included in the product cost of revenue and was $0.5 million during the both three months ended December 31, 2018 and 2017, respectively, and $1.6 million and $1.2 million during the nine months ended December 31, 2018 and 2017, respectively. The unamortized balance of capitalized software was $3.4 million and $3.0 million as of December 31, 2018 and March 31, 2018, respectively.

Management continues to evaluate the capitalized software development costs across all product lines and did not identify any indicators which required impairment to be recorded during the nine months ended December 31, 2018 or 2017.

6.  Operating Lease Commitments

The Company leases office space in London, United Kingdom, Aix-en-Provence, France, Paris, France, Atlanta, Georgia, and, for its headquarters, in Carmel, Indiana. The leases are non-cancelable operating leases with various expirations through July 2021. Rent expense, which is recognized on a straight-line basis over the lease term, was $0.1 million during both the three months ended December 31, 2018 and 2017, respectively, and $0.3 million during both the nine months ended December 31, 2018 and 2017, respectively. The difference between the lease payments made and the lease expense recognized to date using the straight-line method is recorded as a liability and included within other accrued liabilities in the condensed consolidated balance sheets.

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

Warranties and Indemnifications

The Company’s products are generally warranted to perform substantially in accordance with the functional specifications set forth in the associated product documentation. In the event there is a failure of such warranties, the Company generally is obligated to correct the product to conform to the product documentation or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of December 31, 2018 or March 31, 2018.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software infringes certain third-party intellectual property rights. In the event of such a claim, the Company is obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of the infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the purchase price of the software. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not provided for an indemnification accrual as of December 31, 2018 or March 31, 2018.

8. Credit Facility and Convertible Notes

The Company maintains financing facilities and convertible note purchase agreements. For a description of the Company’s debt financing, see the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 and the summaries set forth below.

Amendments to Convertible Notes and Issuances of Promissory Notes

On November 16, 2018, the Company entered into Amendment No. 1 (the “November Amendment”) to its existing Junior Secured Note Purchase Agreement dated as of December 27, 2016 (the “2016 Notes”) with MILFAM II L.P. (“MILFAM”) and Alimco Financial Corporation, a Delaware corporation formerly known as Alliance Semiconductor Corporation (“Alimco”, and, together with MILFAM, the “Investors”), each an affiliate of the estate of Lloyd I. Miller, II (“Miller”), the Company’s largest stockholder, pursuant to which the Investors issued promissory notes (the “November Notes”) to the Company in the aggregate principal amount of $3.0 million. The November Notes are due on December 27, 2021 or upon any transaction resulting in a change of control of the Company and accrue interest at an annual rate of 10% on the aggregate outstanding principal amount, payable quarterly, beginning on December 31, 2018. The Company has the option to pay any amounts of interest due under the November Notes by compounding and adding such interest amount to the unpaid principal amount of the November Notes, based on an interest rate calculated at 12% per year, provided that the Company is not then in default under any of its debt financing agreements. Pursuant to the terms of the November Amendment, the Company has agreed to pay to the Investors, conditioned on the amount of outstanding advances made by them, an amendment fee of up to $0.5 million payable upon the maturity date of the of the November Notes, as well as a supplemental fee based on certain contingencies. At December 31, 2018, the Company has drawn $0.5 million from the November Notes and has accrued $0.3 million of the amendment fee in other long-term liabilities on the condensed consolidated balance sheets.

On December 21, 2018, the Company entered into Amendment No. 2 (the “December Amendment”) to the 2016 Notes, pursuant to which the Investors issued promissory notes (the “December Notes”) to the Company in the aggregate outstanding principal amount of $2.5 million. The December Notes have the same maturity date and interest options as the November Notes discussed above. Pursuant to the December Amendment, no further amounts will be drawn and no further fees will be accrued under the November Amendment. In connection with the December Amendment, the Company issued warrants exercisable for up to 10,500,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Warrants”) to the Investors. At December 31, 2018, the Company had drawn the full amount of $2.5 million from the December Notes.

As a result of the November and December Amendment, the Company recorded a loss on extinguishment of approximately $0.3 million, which consisted of deferred financing costs associated with the 2016 Notes, as well as the November and December Amendments. As the extinguishment was with a related party, the transaction was deemed to be a capital transaction and the gain is recorded in the Company’s stockholders’ equity as of December 31, 2018.

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

On August 7, 2018, the Company and its wholly owned subsidiary, Determine Sourcing Inc. entered into Amendment Number Twelve to the Amended and Restated Business Financing Agreement (the “August Amendment”) with Western Alliance . The August Amendment, among other things, increased the Company’s available credit under the existing facility with Western Alliance (the “Credit Facility”) by $2 million (the “Additional Limit”), up to a total available credit amount of $15 million. In connection with the August Amendment, the Company agreed to pay Western Alliance cash fees of $40,000 plus a one-time facility fee equal to 0.75% of the Additional Limit on the date of the August Amendment, and the Additional Limit amount was added to the calculation of the annual facility fee payable under the Credit Facility. Additionally, the definitions of “Finance Charge Percentage” and “Prime Rate” were revised to increase the respective base percentage rates to 5.00%.

Amendment of Limited Guaranty

In connection with the Amendment, on June 14, 2018, MILFAM entered into a Third Amended and Restated Limited Guaranty (the “Amended Guaranty”) with Western Alliance. The Amended Guaranty (i) extends the term of the Second Amended and Restated Limited Guaranty entered into by MILFAM with Western Alliance on June 1, 2017 to August 10, 2019, and (ii) terminates the Second Amended and Restated Limited Guaranty entered into by the estate of Mr. Miller with Western Alliance on June 1, 2017. The Amended Guaranty also provides that if the maturity date of the Credit Facility is subsequently amended, the term of the Amended Guaranty would automatically extend to a date ten (10) days following the extended maturity date under the Credit Facility, but no later than July 30, 2020.

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

Amendment to Guaranty Fee Agreement

Additionally, in connection with the Amended Guaranty, on June 14, 2018, the Company entered into an Amendment to Guaranty Fee Agreement (the “Fee Agreement Amendment”) with MILFAM, Mr. Miller’s estate and Alimco Financial Corporation, an affiliate of Mr. Miller’s estate (collectively, the “Guarantors”). The Fee Agreement Amendment, among other things, amends the Guaranty Fee Agreement, dated as of June 1, 2017 (the “June 2017 Fee Agreement”), among the Company and the Guarantors, to eliminate the payment of certain shares of Company common stock in connection with any extension of the guarantees provided by the Guarantors under the June 2017 Fee Agreement and replace such payment with a cash commitment fee of $0.2 million plus a monthly fee equal to ten percent of such commitment fee divided by twelve.

Guaranty Fee Agreement

In connection with the Fourth Amended Guaranty, on August 7, 2018, the Company entered into a Guaranty Fee Agreement with MILFAM, pursuant to which the Company agreed to pay MILFAM a commitment fee of $0.1 million and a monthly fee that shall accrue each calendar month during the term of the Fourth Amended Guaranty equal to ten percent of the commitment fee divided by twelve. The commitment fee and the accrued monthly fee shall be payable in cash by the Company upon the termination or expiration of the Fourth Amended Guaranty.

As of December 31, 2018 and March 31, 2018, the Company owed $14.5 million and $12.1 million, respectively, under the Credit Facility, and $0.5 million and $0.9 million was available for future borrowings, respectively. The Company’s Credit Facility with Western Alliance contains certain financial covenants that require, among other things, the maintenance of an asset coverage ratio of not less than 2:00 to 1:00 at the end of each month. During the nine months ended December 31, 2018, the Company met all the requirements and was in compliance with the financial covenants.

9. Warrant Liability

The following table summarizes the fair value of the Warrants discussed above at the date of issuance and as of December 31, 2018 (in thousands), included in other long-term liabilities on the condensed consolidated balance sheets:

Balance at March 31, 2018	$-
Issuance of Warrants	940
Change in fair value	(113)
Balance at December 31, 2018	$827

10.  Stockholders’ Equity (Deficit)

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

Valuation Assumptions

There were no stock options granted during the three months ended December 31, 2018. During the three months ended December 31, 2017, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

Three Months Ended
December 31, 2017
Risk-free interest rate	2.16%
Dividend yield	0%
Expected volatility	56.00%
Expected term in years	6.08
Weighted average fair value at grant date	$0.98

During the nine months ended December 31, 2018 and 2017, the Company calculated the fair value of its employee stock options at the date of grant with the following weighted average assumptions:

	Nine Months Ended
	December 31, 2018	December 31, 2017
Risk-free interest rate	2.75%	2.01%
Dividend yield	0%	0%
Expected volatility	61.35%	55.00%
Expected term in years	5.50	6.08
Weighted average fair value at grant date	$0.57	$1.47

The following tables summarize activity under the equity incentive plans for the three months ended December 31, 2018:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of shares (in thousands)	Weighted average exercise price	Number of shares (in thousands)	Weighted average fair value

Outstanding at October 1, 2018	4,407	$2.64	315	$1.87
Exercised/Released	-	$-	(192)	$1.88
Cancelled	(306)	$2.25	-	$-
Outstanding at December 31, 2018	4,101	$2.61	123	$1.85

Vested and expected to vest	4,024	$2.62

Shares Available for Grant
(in thousands)
Balance at October 1, 2018	232
Options:
Cancelled	255
Shares added to the plans	50
Balance at December 31, 2018	537

The weighted average remaining contractual term for exercisable options is 6.84 years. The intrinsic value is calculated as the difference between the market value as of December 31, 2018 and the exercise price of the shares. The market value of the Company’s common stock as of December 31, 2018 was $0.23 as reported by the OTC Bulletin Board. The aggregate intrinsic value of stock options outstanding at December 31, 2018 and 2017 was zero and $0.4 million, respectively. The aggregate intrinsic value of restricted stock units outstanding at December 31, 2018 and 2017 was $0.03 million and $0.5 million, respectively.

The options outstanding and exercisable at December 31, 2018 were in the following exercise price ranges:

			Options Outstanding		Options Vested
Range of Exercise Prices per share			Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
$0.78	—	$1.53	324	8.37	114	$1.28
$1.64	—	$1.64	1,892	7.09	1,330	$1.64
$1.75	—	$1.81	484	8.16	252	$1.79
$2.00	—	$3.99	374	7.04	275	$3.27
$4.32	—	$4.32	627	6.58	535	$4.32
$5.18	—	$5.99	123	4.59	124	$5.68
$6.14	—	$6.14	213	6.45	187	$6.14
$6.30	—	$6.30	23	4.87	23	$6.30
$6.61	—	$6.61	36	2.56	36	$6.61
$7.20	—	$7.20	5	0.16	5	$7.20
$0.78	—	$7.20	4,101	7.10	2,881	$2.87

The effect of recording stock-based compensation expense (including expense related to the ESPP discussed below) for each of the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Cost of revenues	$15	$23	$73	$144
Research and development	58	61	193	225
Sales and marketing	58	78	244	309
General and administrative	284	281	905	971
Impact on net loss	$415	$443	$1,415	$1,649

As of December 31, 2018, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $1.4 million and $0.2 million, respectively, and will be recognized over an estimated weighted average amortization period of 1.53 years for stock options and 1.28 years for restricted stock units. The amortization period is based on the expected remaining vesting term of the options and restricted stock units.

1999 Employee Stock Purchase Plan (“ESPP”)

The price paid for the Company’s common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning of each offering period or at the end of each offering period. The compensation expense in connection with the ESPP for the three months ended December 31, 2018 and 2017 was $0.01 million and $0.02 million, respectively. The compensation expense in connection with the ESPP for the nine months ended December 31, 2018 and 2017 was $0.02 million and $0.06 million, respectively. During the nine months ended December 31, 2018 and 2017, there were 65,350 and 41,205 shares issued, respectively, under the ESPP.

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

The Company excludes securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in thousands)		(in thousands)

Options	4,101	4,176	4,101	2,241
Unvested restricted stock units	120	37	96	52
Warrants	1,748	2,262	1,748	2,262
Total common stock equivalents excluded from diluted net loss per common share	5,969	6,475	5,945	4,555

12.  Income Taxes

The provision for income taxes is based upon loss before income taxes as follows (in thousands):

Nine Months Ended December 31, 2018
Domestic pre-tax loss	$(10,308)
Foreign pre-tax loss	(224)
Total pre-tax loss	$(10,532)

The components of the provision for income taxes are as follows (in thousands):

Nine Months Ended December 31, 2018
US	$2
Foreign	(121)
Total provision for income taxes	$(119)

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

At December 31, 2018, there was no material increase in the liability for unrecognized tax benefits nor any accrued interest and penalties related to uncertain tax positions.

In addition, at December 31, 2018, the Company had approximately $1.5 million of unrecognized tax benefits which were netted against deferred tax assets with a full valuation allowance. If these amounts are recognized, there will be no effect on the Company’s effective tax rate due to the full valuation allowance. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based on the weight of available evidence, which includes the Company's historical operation performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its U.S. federal and state net deferred tax assets

The Company’s Federal, state and foreign tax returns may be subject to examination by the tax authorities for fiscal years ended from 1998 to 2018 due to net operating losses and tax carryforwards unutilized from such years.

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

13.  Related Party Transactions

Determine SAS rents its offices from SCI Donapierre, the company controlled by two of the Company’s stockholders. During both the three months ended December 31, 2018 and 2017, Determine SAS made rental payments of approximately $0.1 million, respectively, to SCI Donapierre. During both the nine months ended December 31, 2018 and 2017, Determine SAS made rental payments of approximately $0.2 million, respectively, to SCI Donapierre.

The Company also maintains financing facilities and convertible note purchase agreements with related parties, as set forth in Note 8, Credit Facility and Convertible Notes, has a warrant liability associated with debt financing, as set forth in Note 9, Warrant Liability, as well as had subleases, as set forth in Note 6, Operating Lease Commitments, above. ALMC is a company for which Alan Howe, a director of the Company, serves as chief executive officer.

14. Subsequent Events

On February 10, 2019, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Corcentric, Inc., a Delaware corporation, and Corcentric Acquisition, L.L.C., a Delaware limited liability company (together, the “Buyer”), pursuant to which the Company has agreed to sell substantially all of its assets and the Buyer has agreed to acquire such assets and assume certain liabilities for a cash purchase price of $32.0 million, subject to certain adjustments and escrow arrangements. The transaction remains subject to customary closing conditions, including the necessary Company stockholder approval and regulatory approvals. The transaction is targeted to close in mid-2019.

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

During the three months ended December 31, 2018, our total revenues decreased by 20%, or $1.5 million, to $5.9 million compared with total revenues of $7.5 million during the three months ended December 31, 2017. Recurring revenues, comprised of subscription license sales and services, maintenance sales from previously sold perpetual licenses, application services management and hosting revenues, decreased $0.7 million during the three months ended December 31, 2018, compared to during the three months ended December 31, 2017. As a percent of total revenues, recurring revenues comprised 82% and 74% of total revenues during the three months ended December 31, 2018 and 2017, respectively. Non-recurring revenues, comprised of perpetual license sales and revenues from professional services for system implementations, enhancements and training, totaled $1.1 million, or 18% of total revenues, representing a decrease of $0.9 million, or 45%, over the three months ended December 31, 2017. The decrease in total revenues year over year resulted primarily from our focus on migrating customers from our legacy software platform to our cloud-based solutions. These migrations require simpler implementations, so less billable time is incurred. Additionally, the cross-sells and upsells we benefit from these migrations are of lesser dollar value than new customer subscription contracts.

During the three months ended December 31, 2018, our net loss from operations increased $0.8 million, or 44%, to $2.7 million, compared to $1.8 million during the three months ended December 31, 2017. The increase in net loss is primarily due to decreased gross margins. See “Results of Operations” below for further discussion on the components of our net loss.

Critical Accounting Policies and Estimates

There have been no material changes to any of our critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Results of Operations:

Revenues

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in thousands, except percentages)		(in thousands, except percentages)
Recurring revenues	$4,891	$5,552	$15,186	$16,397
Percentage of total revenues	82%	74%	86%	77%
Non-recurring revenues	1,051	1,915	2,530	4,946
Percentage of total revenues	18%	26%	14%	23%
Total revenues	$5,942	$7,467	$17,716	$21,343

Recurring revenues. Recurring revenues consist of subscription license sales and services, maintenance revenues from previously sold perpetual licenses and hosting revenues.  Recurring revenues decreased $0.7 million, or 12%, during the three months ended December 31, 2018, in comparison to the three months ended December 31, 2017, and $1.2 million, or 7%, during the nine months ended December 31, 2018, in comparison to the nine months ended December 31, 2017. Maintenance revenues continued to decrease in the current period. Subscription revenues decreased due to our focus on existing customer migrations to our cloud-based solutions, decreasing the number of new customer subscription license contracts entered into during the current period, as well as customer turnover.

Subscription revenues decreased to $4.2 million during the three months ended December 31, 2018, compared to $4.6 million during the three months ended December 31, 2017, representing a 10% decrease, and $12.9 million during the nine months ended December 31, 2018, compared to $13.6 million during the nine months ended December 31, 2017, representing a 5% decrease. Maintenance revenues were $0.7 million during the three months ended December 31, 2018, compared to $0.9 million during the three months ended December 31, 2017, representing a 21% decrease, and $2.1 million during the nine months ended December 31, 2018, compared to $2.6 million during the nine months ended December 31, 2017, representing a 18% decrease.

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

Non-recurring revenues. Non-recurring revenues are mainly comprised of revenues from professional services for system implementations, enhancements and training. Non-recurring revenues decreased by $0.9 million, or 45%, during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, and $2.4 million, or 49%, during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017. This decrease was primarily due to decreased time spent on implementations, as our customers migrate from the legacy software platform to our cloud-based solutions, which require simpler implementations. We expect non-recurring revenues to continue to fluctuate in future periods as a percentage of total revenues and in absolute dollars. This will depend on the number and size of new software implementations and follow-on services to our existing customers.

Fluctuations in revenue are also due to the timing of revenue recognition, achievement of milestones, customer acceptance, changes in scope or renegotiated terms and additional services. In addition, we anticipate that as we continue to transition more of our business to our cloud-based solutions, revenue from our legacy software platforms will continue to decline.

Sales to foreign customers accounted for 39% and 35% of total revenues during the three months ended December 31, 2018 and 2017, respectively. The majority of these sales were denominated in US dollars. We do not anticipate that our exposure to foreign currency fluctuations will be significant in the foreseeable future.

Cost of Revenues

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cost of recurring revenues	$1,938	$1,903	$5,973	$5,863
Percentage of total cost of revenue	64%	58%	64%	58%
Cost of non-recurring revenues	1,074	1,404	3,427	4,203
Percentage of total cost of revenue	36%	42%	36%	42%
Total cost of revenues	$3,012	$3,307	$9,400	$10,066

Cost of recurring revenues. Cost of recurring revenues consists of costs associated with supporting our data center, a fixed allocation of our research and development costs and salaries and related expenses of our support organization. Cost of recurring revenues remained flat during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, and increased $0.1 million, or 2%, during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017. These changes were the result of increased data center costs and amortization of capitalized software, offset by decreased maintenance costs.

Cost of non-recurring revenues. Cost of non-recurring revenues is comprised mainly of salaries and related expenses of our services organization, fees paid to resellers and certain allocated corporate expenses. During the three months ended December 31, 2018, cost of non-recurring revenues decreased $0.3 million, or 24%, compared to the three months ended December 31, 2017, and, during the nine months ended December 31, 2018, decreased $0.8 million, or 18%, compared to the nine months ended December 31, 2017. These decreases were primarily due to reduced labor costs associated with delivering our cloud-based solutions.

We expect costs of recurring and non-recurring revenues to remain relatively flat as a percentage of recurring revenues in the foreseeable future.

Gross Profit and Margin

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Gross margin, recurring revenues	60%	66%	61%	64%
Gross margin, non-recurring revenues	(2%)	27%	(35%)	15%
Gross margin, total revenues	49%	56%	47%	53%

Gross profit dollars decreased $1.2 million, or 30%, during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, and $3.0 million, or 26%, during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017. As we emphasize our cloud-based solutions, and move away from our legacy software platforms, our gross profit will fluctuate due to the timing between costs associated with deploying our newer solutions and the related revenue recognition.

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

Operating Expenses

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Total research and development	$1,087	$1,289	$3,458	3,363
Percentage of total revenues	18%	17%	20%	16%

Research and development expenses consist mainly of salaries and related costs of our engineering, quality assurance, technical publication efforts and certain allocated expenses.  Research and development expenses decreased $0.2 million, or 16%, during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, and increased $0.1 million, or 3%, during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017. These changes were due primarily to further development of our cloud-based solutions in line with our transition from our legacy software platforms, offset by an increase in capitalized research and development costs. We capitalized $0.6 million of research and development costs during the three months ended December 31, 2018 and 2017, respectively, and $1.9 million and $1.8 million during the nine months ended December 31, 2018 and 2017, respectively.

We expect research and development expenditures to decline moderately in the future quarters. As we continue to invest in enhancements to our existing products, by adding new features, improving functionality and incorporating feedback and suggestions from our customers, the expenditures will be offset by our ability to capitalize the related allowable costs.

Sales and Marketing Expenses

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Sales and marketing	$2,232	$2,733	$7,814	7,923
Percentage of total revenues	38%	37%	44%	37%

Sales and marketing expenses consist primarily of salaries and related costs for our sales and marketing organization, sales commissions, expenses for travel and entertainment, sales materials, advertising and certain allocated expenses. During the three months ended December 31, 2018, sales and marketing expenses decreased $0.5 million, or 18%, compared to the three months ended December 31, 2017, and $0.1 million, or 1%, compared to the nine months ended December 31, 2017, due primarily to management’s strategic plan to continue to build and increase our pipeline, while reducing the remaining sales and marketing expenses in the current quarter.

We expect sales and marketing expenses to remain flat in the foreseeable future as we continue to focus on building our pipeline and decreasing overall expenses.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
General and administrative	$2,273	$1,986	$6,503	5,863
Percentage of total revenues	38%	27%	37%	27%

General and administrative expenses consist mainly of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, bad debt expense and certain allocated expenses.  General and administrative expense increased $0.3 million, or 14%, during the three months ended December 31, 2018, compared to the three months ended December 31, 2017, and $0.6 million, or 11%, during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017. These increases were primarily due to increased legal and bad debt reserve activity in the current period.

We expect general and administrative expenses to remain flat in the foreseeable future.

Other Expense, net

Other expense, net consists primarily of interest expense on the credit facility, foreign currency transaction fluctuations and other miscellaneous expenditures. During the three and nine months ended December 31, 2018, other expenses decreased $0.2 million, when compared to the three and nine months ended December 31, 2017, due primarily to the unrealized gain on the fair value remeasurement of our warrant liability.

Liquidity and Capital Resources

	As of
	December 31, 2018	March 31, 2018
	(in thousands)
Cash, cash equivalents and short-term investments	$8,318	$9,928
Working capital	$(13,946)	$(10,156)

	Nine Months Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Net cash used in operating activities	$(4,822)	$(2,339)
Net cash used in investing activities	$(1,996)	$(1,814)
Net cash provided by financing activities	$5,369	$4,755

Our primary source of liquidity consisted of approximately $8.3 million in cash and cash equivalents as of December 31, 2018, which decreased compared to March 31, 2018 primarily due to payments to pay down our short-term credit facility and the normal course of operations, partially offset by $3.0 million of proceeds received from long-term promissory notes entered into during the current quarter.

Net cash used in operating activities for the nine months ended December 31, 2018 resulted primarily from our net loss of $10.7 million, offset by non-cash expense adjustments of $5.7 million. Net cash provided by operating activities during the nine months ended December 31, 2017 resulted primarily from our net loss of $7.1 million, offset by non-cash expense adjustments of $5.1 million. Non-cash expense adjustments typically include items such as depreciation and amortization, stock-based compensation, interest expense paid in kind as convertible note debt and income tax benefit or expense.

Net cash used in investing activities for both the nine months ended December 31, 2018 and 2017 primarily consisted of capitalized software costs, which increased $0.2 million during the current period, compared to the prior period.

The increase in net cash provided by financing activities during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017, was primarily due to proceeds from the issuance of long-term notes payable and decreased loan repayments in the current period, offset by $4.9 million of proceeds received from a direct registration offering, net of related costs, during the three months ended June 30, 2017.

We expect to incur significant operating costs for the foreseeable future. We expect to fund our operating costs, as well as our future capital expenditures and liquidity needs, from a combination of available cash balances, internally generated funds, reducing expenditures and drawing on our short-term credit facility. As a result, our net cash flows will depend heavily on the level of future sales, changes in deferred revenues and our ability to manage costs.

While we have made significant progress in reducing our expenditures, our current cash on hand and future cash flows provided by operating activities may not be sufficient to fund our working capital and general corporate needs and the non-discretionary capital expenditures without increasing cash flows through our operating activities, reducing expenditures, borrowing additional funds under our credit facility or debt arrangements, or a combination of the foregoing. There can be no guarantee that additional financing will be available to us at this time or in the future, that any available financing will be on terms favorable to the Company and its stockholders or that additional funds will be available under our credit facility.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the period ending December 31, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that was conducted during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION

Not applicable.

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1 to the Junior Secured Convertible Note Purchase Agreement dated November 16, 2018

10.2(1)	Amendment No. 2 to the Junior Secured Convertible Note Purchase Agreement dated December 21, 2018

10.3(1)	Warrant to Purchase Common Stock, issued to MILFAM II L.P.

10.4(1)	Junior Secured Promissory Note, issued to MILFAM II L.P.

10.5(1)	Warrant to Purchase Common Stock, issued to Alimco Financial Corporation.

10.6(1)	Junior Secured Promissory Note, issued to Alimco Financial Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

(1) Previously filed in the Company’s report on Form 8-K on December 28, 2018.

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

Date: February 19, 2019	By:	/s/ JOHN NOLAN
John Nolan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 1 to the Junior Secured Convertible Note Purchase Agreement dated November 16, 2018

10.2(1)	Amendment No. 2 to the Junior Secured Convertible Note Purchase Agreement dated December 21, 2018

10.3(1)	Warrant to Purchase Common Stock, issued to MILFAM II L.P.

10.4(1)	Junior Secured Promissory Note, issued to MILFAM II L.P.

10.5(1)	Warrant to Purchase Common Stock, issued to Alimco Financial Corporation.

10.6(1)	Junior Secured Promissory Note, issued to Alimco Financial Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** XBRL Instance
101.SCH** XBRL Taxonomy Extension Schema
101.CAL** XBRL Taxonomy Extension Calculation
101.DEF** XBRL Taxonomy Extension Definition
101.LAB** XBRL Taxonomy Extension Labels
101.PRE** XBRL Taxonomy Extension Presentation

(1) Previously filed in the Company’s report on Form 8-K on December 28, 2018.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purpose of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.